Form 10-Q
period 2018-03-31
Bridgewater Bancshares Inc
filed 2018-05-10
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________

Commission File Number 001-38412

BRIDGEWATER BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	26‑0113412 (I.R.S. Employer Identification No.)

3800 American Boulevard West, Suite 100 Bloomington, Minnesota (Address of principal executive offices)	55431 (Zip Code)

(952) 893‑6868

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non‑accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the Common Stock outstanding as of May 8, 2018 was 27,235,832.

The number of shares of the Non-voting Common Stock outstanding as of May 8, 2018 was 2,832,542.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$20,125	$23,725
Bank-owned Certificates of Deposits	3,803	3,072
Securities Available for Sale, at Fair Value	236,819	229,491
Loans, Net of Allowance for Loan Losses of $17,121 at March 31, 2018 and $16,502 at December 31, 2017	1,384,169	1,326,507
Federal Home Loan Bank (FHLB) Stock, at Cost	5,214	5,147
Premises and Equipment, Net	10,151	10,115
Foreclosed Assets	288	581
Accrued Interest	5,753	5,342
Goodwill	2,626	2,626
Other Intangible Assets, Net	1,195	1,243
Other Assets	11,454	8,763
Total Assets	$1,681,597	$1,616,612

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$315,036	$292,539
Interest Bearing	1,038,000	1,046,811
Total Deposits	1,353,036	1,339,350
Federal Funds Purchased	9,000	23,000
Notes Payable	16,500	17,000
FHLB Advances	73,000	68,000
Subordinated Debentures, Net of Issuance Costs	24,552	24,527
Accrued Interest Payable	1,085	1,408
Other Liabilities	5,385	6,165
Total Liabilities	1,482,558	1,479,450

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value
Authorized 10,000,000; None Issued and Outstanding at March 31, 2018 (unaudited) and December 31, 2017	—	—
Common Stock- $0.01 par value
Common Stock - Authorized 75,000,000; Issued and Outstanding 27,235,832 at March 31, 2018 (unaudited) and 20,834,001 at December 31, 2017	272	208
Non-voting Common Stock- Authorized 10,000,000; Issued and Outstanding 2,823,542 at March 31, 2018 (unaudited) and 3,845,860 at December 31, 2017	28	38
Additional Paid-In Capital	125,326	66,324
Retained Earnings	75,264	69,508
Accumulated Other Comprehensive Income (Loss)	(1,851)	1,084
Total Shareholders' Equity	199,039	137,162
Total Liabilities and Equity	$1,681,597	$1,616,612

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
INTEREST INCOME
Loans, Including Fees	$17,048	$13,192
Investment Securities	1,567	1,359
Other	95	61
Total Interest Income	18,710	14,612

INTEREST EXPENSE
Deposits	3,009	2,018
Notes Payable	152	167
FHLB Advances	299	187
Subordinated Debentures	369	—
Federal Funds Purchased	118	49
Total Interest Expense	3,947	2,421

NET INTEREST INCOME	14,763	12,191
Provision for Loan Losses	600	950

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,163	11,241

NONINTEREST INCOME
Customer Service Fees	170	152
Net Gain on Sales of Available for Sale Securities	—	31
Net Gain on Sales of Foreclosed Assets	4	39
Other Income	213	258
Total Noninterest Income	387	480

NONINTEREST EXPENSE
Salaries and Employee Benefits	4,318	3,168
Occupancy and Equipment	574	549
Other Expense	1,640	1,537
Total Noninterest Expense	6,532	5,254

INCOME BEFORE INCOME TAXES	8,018	6,467
Provision for Income Taxes	2,068	2,384
NET INCOME	$5,950	$4,083

EARNINGS PER SHARE
Basic	$0.23	$0.17
Diluted	0.23	0.16
Dividends Paid Per Share	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net Income	$5,950	$4,083
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	(4,147)	1,890
Unrealized Gain on Cash Flow Hedge	119	49
Reclassification Adjustment for Gains Realized in Income	—	(31)
Income Tax Impact	899	(668)
Total Other Comprehensive Income (Loss), Net of Tax	(3,129)	1,240
Comprehensive Income	$2,821	$5,323

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2018 and 2017

(dollars in thousands, except share data)

(Unaudited)

							Accumulated
					Additional		Other
	Shares		Common Stock		Paid-‑In	Retained	Comprehensive
	Voting	Nonvoting	Voting	Nonvoting	Capital	Earnings	Income (Loss)	Total
	(dollars in thousands, except share data)
BALANCE December 31, 2016	20,744,001	3,845,860	$207	$38	$65,777	$52,619	$(3,275)	$115,366
Stock-based Compensation	—	—	—	—	53	—	—	53
Comprehensive Income	—	—	—	—	—	4,083	1,240	5,323
BALANCE March 31, 2017	20,744,001	3,845,860	$207	$38	$65,830	$56,702	$(2,035)	$120,742

BALANCE December 31, 2017	20,834,001	3,845,860	$208	$38	$66,324	$69,508	$1,084	$137,162
Stock-based Compensation	—	—	—	—	199	—	—	199
Comprehensive Income (Loss)	—	—	—	—	—	5,950	(3,129)	2,821
Issuance of Common Stock, Net of Issuance Costs	5,379,513		54		58,803	—	—	58,857
Conversion of Non-voting Stock to Voting Stock	1,022,318	(1,022,318)	10	(10)	—	—	—	—
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act to Retained Earnings	—	—	—	—	—	(194)	194	—
BALANCE March 31, 2018	27,235,832	2,823,542	$272	$28	$125,326	$75,264	$(1,851)	$199,039

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,950	$4,083
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	699	738
Net Gain on Sales of Securities Available for Sale	—	(31)
Provision for Loan Losses	600	950
Depreciation and Amortization of Premises and Equipment	184	175
Amortization of Other Intangible Assets	48	48
Amortization of Subordinated Debt Issuance Costs	25	—
Net Gain on Sale of Foreclosed Assets	(4)	(39)
Stock-based Compensation	199	53
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(2,084)	732
Accrued Interest Payable and Other Liabilities	(1,103)	1,755
Net Cash Provided by Operating Activities	4,514	8,464

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Bank-owned Certificates of Deposit	(731)	(831)
Proceeds from Sales of Securities Available for Sale	—	565
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	5,345	6,907
Purchases of Securities Available for Sale	(17,519)	(18,932)
Net Increase in Loans	(58,262)	(84,540)
Net (Increase) Decrease in FHLB Stock	(67)	843
Purchases of Premises and Equipment	(220)	(714)
Proceeds from Sales of Foreclosed Assets	297	1,414
Net Cash Used in Investing Activities	(71,157)	(95,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deposits	13,686	118,329
Net Decrease in Federal Funds Purchased	(14,000)	(31,000)
Principal Payments on Notes Payable	(500)	(500)
Proceeds from FHLB Advances	5,000	—
Issuance of Common Stock	58,857	—
Net Cash Provided by Financing Activities	63,043	86,829

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,600)	5
Cash and Cash Equivalents Beginning	23,725	16,499
Cash and Cash Equivalents Ending	$20,125	$16,504

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$3,828	$2,413
Cash Paid for Income Taxes	2,150	—
Loans Transferred to Foreclosed Assets	—	689

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except share data)

(Unaudited)

Note 1: Description of the Business and Summary of Significant Accounting Policies

Organization

Bridgewater Bancshares, Inc. (the “Company”) is a financial holding company whose operations are the ownership of its wholly-owned subsidiaries, Bridgewater Bank (the “Bank”) and Bridgewater Risk Management, Inc. The Bank commenced operations in 2005 and provides retail and commercial loan and deposit services, principally to customers within the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area. In 2008, the Bank formed BWB Holdings, LLC, a wholly owned subsidiary of the Bank, for the purpose of holding repossessed property.

Bridgewater Risk Management was incorporated on December 28, 2016, as a wholly-owned insurance company subsidiary of the Company. It insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Bridgewater Risk Management pools resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

Initial Public Offering

On March 16, 2018, the Company completed an initial public offering (“IPO”) and received net proceeds, after deducting underwriting discounts and offering expenses, of $58.9 million for the shares of common stock sold by the Company in the offering.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10‑Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018, pursuant to Rule 424(b)(4) under the Securities Act of 1933.

Principles of Consolidation

These consolidated financial statements include the amounts of the Company, the Bank and Bridgewater Risk Management. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to take advantage of the benefits of this extended transition period.

Impact of Recently Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018‑02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments of this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company elected to adopt ASU 2018-02 and, as a result, reclassified $194,000 from accumulated other comprehensive income to retained earnings as of January 1, 2018. The reclassification impacted the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders’ Equity as of and for the three months ended March 31, 2018.

Impact of Recently Issued Accounting Standards

The following ASUs have been issued by FASB and may impact the Company’s consolidated financial statements in future reporting periods.

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”). ASU 2014‑09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015‑14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015‑14”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. The timing of the Company’s revenue recognition is not expected to materially change. The Company’s largest portions of revenue, interest and fees on loans and gain on sales of loans, are specifically excluded from the scope of the guidance, and the Company currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new guidance. Because of this, management believes that revenue recognized under the new guidance will generally approximate revenue recognized under current GAAP. These observations are subject to change as the evaluation is completed.

In January 2016, the FASB issued ASU 2016‑01, Financial Instruments—Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016‑01”). This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current GAAP. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim reporting periods beginning after December 15, 2019. Early adoption is permitted for only one of the six amendments. The Company is evaluating the impact this new standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842) (“ASU 2016‑02”). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities will be required to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective for fiscal years beginning after December 15, 2019 and interim reporting periods beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of ASU 2016‑02 to determine the potential impact it will have on its consolidated financial statements. The Company’s assets and liabilities will increase based on the present value of the remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company’s results of operations. The Company is evaluating the impact this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016‑05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016‑05”). The new guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for fiscal years beginning after December 15, 2017 and interim reporting periods beginning after December 15, 2018. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016‑09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016‑09”). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. This guidance is effective for fiscal years beginning after December 15, 2017 and interim reporting periods beginning after December 31, 2018. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim reporting periods beginning after December 15, 2021.

All entities may adopt the amendments in the ASU early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company is evaluating the impact this new standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017‑03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323). The amendments in the ASU add and amend SEC paragraphs pursuant to the SEC staff announcement at the September 22, 2016 and November 17, 2016, Emerging Issues Task Force (EITF) meetings. The September announcement is about the disclosure of the impact that recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. The announcement applies to ASU 2014‑09, Revenue from Contracts with Customers (Topic 606); ASU 2016‑02, Leases (Topic 842); and ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and to any subsequent amendments to these ASUs that are issued prior to their adoption. The November announcement made amendments to conform the SEC Observer comment on accounting for tax benefits resulting from investments in qualified affordable housing projects to the guidance issued in Accounting Standards Update No. 2014‑01, Investments-Equity Method and Joint Ventures (Topic 323); Accounting for Investments in Qualified Affordable Housing Projects. This ASU is intended to improve transparency and is effective upon issuance. The adoption of this ASU is not anticipated to have a material impact on the Company’s consolidated financial statements other than to enhance the disclosures on the effects of new accounting pronouncements as they move closer to adoption in future periods.

In January 2017, the FASB issued ASU 2017‑04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU were issued to address concerns over the cost and complexity of the two-step goodwill impairment test and resulted in the removal of the second step of the test. The amendments require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is intended to reduce the cost and complexity of the two-step goodwill impairment test and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2021, with early adoption permitted for testing performed after January 1, 2017. Upon adoption, the amendments should be applied on a prospective basis and the entity is required to disclose the nature of and reason for the change in accounting principle upon transition. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017‑08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310‑20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount as discounts continue to be accreted to maturity. This ASU is intended to more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates and prices securities to maturity when the coupon is below market rates. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. This ASU is intended to reduce diversity in practice and is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Upon adoption, the amendments should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principles. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017‑09, Compensation- Stock Compensation (Topic 718). The amendments in this ASU provide clarity about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. The Company is evaluating the impact this new standard will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017‑12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments of this ASU better align an entity’s accounting and financial reporting for hedging activities with the economic objectives of those activities. The ASU is effective for fiscal years beginning after December 15, 2019 and interim reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact this new standard with have on its consolidated financial statements.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of stock options. The dilutive effect was computed using the treasury stock method, which assumes the stock options were exercised and the hypothetical proceeds from the exercise were used by the Company to purchase common stock at the average market price during the period.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three months ended March 31, 2018 and 2017:

	March 31,	March 31,
	2018	2017
Net Income Available to Common Shareholders	$5,950	$4,083
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	25,755,764	24,589,861
Stock Options	415,669	208,892
Weighted Average Common Stock Outstanding (Dilutive)	26,171,433	24,798,753

Basic Earnings per Common Share	$0.23	$0.17
Diluted Earnings per Common Share	0.23	0.16

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at March 31, 2018 and December 31, 2017:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$120,457	$1,185	$(1,705)	$119,937
Mortgage-Backed Securities	63,073	27	(2,074)	61,026
Corporate Securities	7,019	74	(19)	7,074
SBA Securities	49,076	172	(466)	48,782
Total Securities Available for Sale	$239,625	$1,458	$(4,264)	$236,819

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$115,784	$3,005	$(469)	$118,320
Mortgage-Backed Securities	61,945	11	(1,275)	60,681
Corporate Securities	5,052	80	(25)	5,107
SBA Securities	45,368	242	(227)	45,383
Total Securities Available for Sale	$228,149	$3,338	$(1,996)	$229,491

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2018
Municipal Bonds	$47,304	$(884)	$20,596	$(821)	$67,900	$(1,705)
Mortgage-Backed Securities	20,005	(395)	38,635	(1,679)	58,640	(2,074)
Corporate Securities	968	—	2,031	(19)	2,999	(19)
SBA Securities	25,419	(405)	3,717	(61)	29,136	(466)
Total Securities Available for Sale	$93,696	$(1,684)	$64,979	$(2,580)	$158,675	$(4,264)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2017
Municipal Bonds	$15,043	$(89)	$21,111	$(380)	$36,154	$(469)
Mortgage-Backed Securities	16,046	(105)	41,800	(1,170)	57,846	(1,275)
Corporate Securities	—	—	2,028	(25)	2,028	(25)
SBA Securities	15,634	(189)	3,775	(38)	19,409	(227)
Total Securities Available for Sale	$46,723	$(383)	$68,714	$(1,613)	$115,437	$(1,996)

At March 31, 2018, 199 debt securities had unrealized losses with aggregate depreciation of approximately 2% from the Company’s amortized cost basis. At December 31, 2017, 133 debt securities had unrealized losses with aggregate depreciation of approximately 1% from the Company’s amortized cost basis. These unrealized losses relate principally to changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold debt securities for the foreseeable future, no declines were deemed to be other than temporary as of March 31, 2018.

The following is a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of March 31, 2018. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed and SBA securities because borrowers may have the right to call or prepay obligations without penalties.

March 31, 2018	Amortized Cost	Fair Value
Due in One Year or Less	$2,030	$2,033
Due After One Year Through Five Years	14,388	14,515
Due After Five Years Through 10 Years	50,242	50,399
Due After 10 Years	60,816	60,064
Subtotal	127,476	127,011
Mortgage-Backed Securities	63,073	61,026
SBA Securities	49,076	48,782
Totals	$239,625	$236,819

As of March 31, 2018, the amortized cost and fair value of securities pledged to secure public deposits and for other purposes required or permitted by law were $64,413 and $64,288, respectively. As of December 31, 2017, the amortized cost and fair value of securities pledged to secure public deposits and for other purposes required or permitted by law were $79,400 and $81,639, respectively.

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Proceeds From Sales of Securities	$—	$565
Gross Gains on Sales	—	31
Gross Losses on Sales	—	—

Note 4: Loans

The following table presents the components of loans at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Commercial	$199,262	$217,753
Construction and Land Development	147,842	130,586
Real Estate Mortgage:
1-4 Family Mortgage	200,573	195,707
Multifamily	332,770	317,872
CRE Owner Occupied	67,512	65,909
CRE Non-owner Occupied	453,498	415,034
Total Real Estate Mortgage Loans	1,054,353	994,522
Consumer and Other	3,963	4,252
Total Loans, Gross	1,405,420	1,347,113
Net Deferred Loan Fees	(4,130)	(4,104)
Allowance for Loan Losses	(17,121)	(16,502)
Total Loans, Net	$1,384,169	$1,326,507

The following table presents the activity in the allowance for loan losses, by segment, for the three months ended March 31, 2018 and 2017:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Three Months Ended March 31, 2018	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$2,435	$1,892	$2,317	$3,170	$956	$5,087	$60	$585	$16,502
Provision for Loan Losses	(230)	(127)	91	306	(42)	320	1	281	600
Loans Charged-off	—	—	—	—	—	—	(12)	—	(12)
Recoveries of Loans	20	—	10	—	—	—	1	—	31
Total Ending Allowance Balance	2,225	1,765	2,418	3,476	914	5,407	50	866	17,121

Three Months Ended March 31, 2017
Allowance for Loan Losses:
Beginning Balance	$1,315	$1,379	$2,410	$1,568	$1,160	$3,323	$78	$1,100	$12,333
Provision for Loan Losses	122	168	(13)	485	53	411	1	(277)	950
Loans Charged-off	(1)	—	—	—	—	(74)	(5)	—	(80)
Recoveries of Loans	1	2	10	—	—	—	—	—	13
Total Ending Allowance Balance	1,437	1,549	2,407	2,053	1,213	3,660	74	823	13,216

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by segment based on impairment method as of March 31, 2018 and December 31, 2017:

		Construction			CRE	CRE
		and Land	1‑4 Family		Owner	Non‑owner	Consumer
Allowance for Loan Losses at March 31, 2018	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Individually Evaluated for Impairment	$14	$—	$49	$8	$23	$—	$—	$—	$94
Collectively Evaluated for Impairment	2,211	1,765	2,369	3,468	891	5,407	50	866	17,027
Totals	$2,225	$1,765	$2,418	$3,476	$914	$5,407	$50	$866	$17,121

Allowance for Loan Losses at December 31, 2017
Individually Evaluated for Impairment	$14	$—	$57	$14	$24	$—	$—	$—	$109
Collectively Evaluated for Impairment	2,421	1,892	2,260	3,156	932	5,087	60	585	16,393
Totals	$2,435	$1,892	$2,317	$3,170	$956	$5,087	$60	$585	$16,502

		Construction			CRE	CRE
		and Land	1‑4 Family		Owner	Non‑owner	Consumer
Loans at March 31, 2018	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Individually Evaluated for Impairment	$14	$575	$1,920	$65	$674	$—	$70	$3,318
Collectively Evaluated for Impairment	199,248	147,267	198,653	332,705	66,838	453,498	3,893	1,402,102
Totals	$199,262	$147,842	$200,573	$332,770	$67,512	$453,498	$3,963	$1,405,420

Loans at December 31, 2017
Individually Evaluated for Impairment	$14	$583	$1,693	$66	$2,165	$—	$75	$4,596
Collectively Evaluated for Impairment	217,739	130,003	194,014	317,806	63,744	415,034	4,177	1,342,517
Totals	$217,753	$130,586	$195,707	$317,872	$65,909	$415,034	$4,252	$1,347,113

The following tables present information regarding impaired loans by loan segment as of, and for the periods ended, March 31, 2018 and December 31, 2017:

	March 31, 2018
	Recorded	Principal	Related	Average	Interest
	Investment	Balance	Allowance	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Construction and Land Development	$575	$827	$—	$579	$—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	494	506	—	508	3
1st REM - 1-4 Family	122	122	—	124	—
1st REM - Rentals	1,107	1,107	—	1,113	13
CRE Owner Occupied	516	516	—	524	7
Consumer and Other	70	87	—	72	—
Totals	2,884	3,165	—	2,920	23

Loans With An Allowance for Loan Losses:
Commercial	14	14	14	14	—
Real Estate Mortgage:
LOCs and 2nd REM - Rentals	64	64	46	64	1
1st REM - Rentals	133	133	3	134	1
Multifamily	65	65	8	65	1
CRE Owner Occupied	158	158	23	159	2
Totals	434	434	94	436	5
Grand Totals	$3,318	$3,599	$94	$3,356	$28

	December 31, 2017
	Recorded	Principal	Related	Average	Interest
	Investment	Balance	Allowance	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Construction and Land Development	$583	$833	$—	$594	$—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	508	515	—	537	20
1st REM - 1-4 Family	125	125	—	130	—
1st REM - Rentals	726	726	—	739	34
CRE Owner Occupied	2,006	2,023	—	2,042	97
Consumer and Other	75	92	—	97	—
Totals	4,023	4,314	—	4,139	151

Loans With An Allowance for Loan Losses:
Commercial	14	14	14	14	—
Real Estate Mortgage:
LOCs and 2nd REM - Rentals	64	64	47	65	3
1st REM - Rentals	270	270	10	276	14
Multifamily	66	66	14	66	3
CRE Owner Occupied	159	159	24	161	7
Totals	573	573	109	582	27
Grand Totals	$4,596	$4,887	$109	$4,721	$178

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The process of analyzing loans for changes in risk rating is ongoing through routine monitoring of the portfolio and annual internal credit reviews for credits meeting certain thresholds.

The following tables present the risk category of loans by loan segment as of March 31, 2018 and December 31, 2017, based on the most recent analysis performed by management:

	March 31, 2018
	Pass	Watch	Substandard	Total
Commercial	$197,401	$1,840	$21	$199,262
Construction and Land Development	145,538	1,729	575	147,842
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	24,915	500	335	25,750
1st REM - 1-4 Family	34,287	—	133	34,420
LOCs and 2nd REM - Rentals	13,564	—	223	13,787
1st REM - Rentals	125,376	—	1,240	126,616
Multifamily	332,705	—	65	332,770
CRE Owner Occupied	59,814	5,124	2,574	67,512
CRE Non-owner Occupied	450,218	3,280	—	453,498
Consumer and Other	3,893	—	70	3,963
Totals	$1,387,711	$12,473	$5,236	$1,405,420

	December 31, 2017
	Pass	Watch	Substandard	Total
Commercial	$217,739	$—	$14	$217,753
Construction and Land Development	130,003	—	583	130,586
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,238	—	347	28,585
1st REM - 1-4 Family	33,219	—	125	33,344
LOCs and 2nd REM - Rentals	13,409	—	225	13,634
1st REM - Rentals	118,891	—	1,253	120,144
Multifamily	317,806	—	66	317,872
CRE Owner Occupied	63,290	—	2,619	65,909
CRE Non-owner Occupied	409,533	5,501	—	415,034
Consumer and Other	4,177	—	75	4,252
Totals	$1,336,305	$5,501	$5,307	$1,347,113

The following tables present the aging of the recorded investment in past due loans by loan segment as of March 31, 2018 and December 31, 2017:

	Accruing Interest
		30-89 Days	90 Days or
March 31, 2018	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$199,233	$14	$—	$15	$199,262
Construction and Land Development	147,267	—	—	575	147,842
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	25,415	—	—	335	25,750
1st REM - 1-4 Family	34,287	—	—	133	34,420
LOCs and 2nd REM - Rentals	13,787	—	—	—	13,787
1st REM - Rentals	126,616	—	—	—	126,616
Multifamily	332,770	—	—	—	332,770
CRE Owner Occupied	67,512	—	—	—	67,512
CRE Non-owner Occupied	453,498	—	—	—	453,498
Consumer and Other	3,888	5	—	70	3,963
Totals	$1,404,273	$19	$—	$1,128	$1,405,420

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2017	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$217,734	$10	$—	$9	$217,753
Construction and Land Development	130,003	—	—	583	130,586
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,238	—	—	347	28,585
1st REM - 1-4 Family	33,219	—	—	125	33,344
LOCs and 2nd REM - Rentals	13,474	160	—	—	13,634
1st REM - Rentals	119,876	268	—	—	120,144
Multifamily	317,872	—	—	—	317,872
CRE Owner Occupied	65,686	223	—	—	65,909
CRE Non-owner Occupied	415,034	—	—	—	415,034
Consumer and Other	4,174	3	—	75	4,252
Totals	$1,345,310	$664	$—	$1,139	$1,347,113

At March 31, 2018, there were nine loans classified as troubled debt restructurings with a current outstanding balance of $2.9 million. In comparison, at December 31, 2017, there were nine loans classified as troubled debt restructurings with an outstanding balance of $3.0 million. There were no new loans classified as troubled debt restructurings during the three month period ended March 31, 2018 and no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the three months ended March 31, 2018.

Note 5: Deposits

The following table presents the composition of deposits at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Transaction Deposits	$479,935	$469,831
Savings and Money Market Deposits	339,541	369,942
Brokered Deposits	228,817	207,481
Time Deposits	304,743	292,096
Totals	$1,353,036	$1,339,350

Note 6: Subordinated Debentures

On July 12, 2017, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors (the “Purchasers”) whereby the Company sold and issued $25,000 in aggregate principal amount of fixed-to-floating subordinated notes due 2027 (the “Notes”). The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. Issuance costs were $516 and have been netted against Subordinated Debt on the consolidated balance sheets. These costs are being amortized over five years, which represents the period from issuance to the first redemption date of July 15, 2022. Total amortization expense for the three months ended March 31, 2018 was $25, with $448 remaining to be amortized as of March 31, 2018.

The Notes mature on July 15, 2027, with a fixed interest rate of 5.875% payable semiannually in arrears for five years until July 15, 2022. Thereafter, the Company will be obligated to pay interest at a rate equal to 3‑month LIBOR plus 388 basis points quarterly in arrears until either the early redemption date or the maturity date. The Notes are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are redeemable by the Company, in whole or in part, on or after July 15, 2022, and at any time upon the occurrence of certain events. Any redemption by the Company would be at a redemption price equal to 100% of the outstanding principal amount of the Notes being redeemed, including any accrued and unpaid interest thereon.

Note 7: Commitments, Contingencies and Credit Risk

Financial Instruments with Off-Balance Sheet Credit Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual, or notional, amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. Since some of the commitments are expected to expire without being drawn upon and some of the commitments may not be drawn upon to the total extent of the commitment, the notional amount of these commitments does not necessarily represent future cash requirements.

The following commitments were outstanding at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Unfunded Commitments Under Lines of Credit	$344,424	$309,513
Letters of Credit	69,082	64,546
Totals	$413,506	$374,059

Legal Contingencies

Neither the Company nor any of its subsidiaries is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Bank’s business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

Note 8: Stock Options

In 2017, the Company approved the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, and employees for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the Plan. The exercise price of each option equals the estimated market value of the Company’s stock on the date of grant and an option’s maximum term is ten years and a vesting period of five years. As of March 31, 2018, there were 659,000 of unissued shares of the Company’s common stock authorized for option grants under the 2017 Plan. Subsequent to March 31, 2018, the Company granted 25,000 stock options.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on an industry index as described below. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, the Company has not paid a dividend on its common share and does not expect to do so in the near future.

The Company used the S&P 600 CM Bank Index as its historical volatility index. The S&P 600 CM Bank Index is an index of publicly traded small capitalization, regional, commercial banks located throughout the United States. There were 36 banks in the index ranging in market capitalization from $395 million up to $3.5 billion.

	March 31,
	2018
Dividend Yield	—%
Expected Life	10	Years
Expected Volatility	21.86%
Risk-Free Interest Rate	2.72%

The following table presents a summary of the status of the Company’s stock option plans for the three months ended March 31, 2018:

	March 31, 2018
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,721,000	$5.68
Granted	5,000	7.78
Exercised	—	—
Forfeitures	—	—
Outstanding at Period End	1,726,000	$5.68

Options Exercisable at Period End	533,000	$2.88

Weighted-Average Value of Options Granted During the Period	5,000	$2.91

The Company recognized $199 and $53 in compensation expense for stock options for the three months ended March 31, 2018 and 2017, respectively.

The following table presents information pertaining to options outstanding at March 31, 2018:

	Options Outstanding				Options Exercisable
	Number	Remaining			Number
Exercise Price	Outstanding	Contractual Life		Exercise Price	Outstanding
$1.65	15,000	3.6	Years	$1.65	15,000
2.13	90,000	5.0	Years	2.13	72,000
3.00	520,000	5.8	Years	3.00	416,000
3.58	50,000	6.8	Years	3.58	30,000
7.47	1,046,000	9.5	Years	7.47	—
7.78	5,000	9.8	Years	7.78	—
Totals	1,726,000	8.0	Years	$5.68	$533,000

As of March 31, 2018, there was $2,801 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan and is expected to be recognized over a period of five years.

The following is an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the three months ended March 31, 2018:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2017	1,302,000	$2.55
Granted	5,000	2.91
Vested	(114,000)	1.57
Forfeited	—	—
Nonvested Options at March 31, 2018	1,193,000	$2.65

Note 9: Regulatory Capital

Effective January 1, 2015, the capital requirements of the Company and the Bank were changed to implement the regulatory requirements of the Basel III capital reforms. The Basel III requirements, among other things, (i) apply a strengthened set of capital requirements to the Company and Bank, including requirements related to common equity as a component of core capital, (ii) implement a “capital conservation buffer” against risk and higher minimum tier capital requirement, and (iii) revise the rules for calculating risk-weighted assets for purposes of such requirements. The rules made corresponding revisions to the prompt corrective action framework and include the new capital ratios and buffer requirements which will be phased in incrementally, with full implementation scheduled for January 1, 2019. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve qualitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table and defined in the regulation) of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets, Common Equity Tier 1 to Risk Weighted Assets, and Tier 1 Capital to average assets.

The following tables present the Company and the Bank’s capital amounts and ratios as of March 31, 2018 and December 31, 2017:

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$239,102	16.22%	$117,960	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	197,069	13.37	88,470	6.00	N/A	N/A
Common Equity Tier 1 Capital	197,069	13.37	66,353	4.50	N/A	N/A
Leverage Ratio	197,069	12.15	64,891	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$203,526	13.86%	$117,451	8.00%	$146,813	10.00%
Tier 1 Risk-Based Capital	186,045	12.67	88,088	6.00	117,451	8.00
Common Equity Tier 1 Capital	186,045	12.67	66,066	4.50	95,429	6.50
Leverage Ratio	186,045	11.51	64,630	4.00	80,788	5.00

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$173,848	12.46%	$111,638	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	132,459	9.49	83,729	6.00	N/A	N/A
Common Equity Tier 1 Capital	132,459	9.49	62,797	4.50	N/A	N/A
Leverage Ratio	132,459	8.38	63,264	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$171,805	12.37%	$111,134	8.00%	$138,918	10.00%
Tier 1 Risk-Based Capital	154,943	11.15	83,351	6.00	111,134	8.00
Common Equity Tier 1 Capital	154,943	11.15	62,513	4.50	90,297	6.50
Leverage Ratio	154,943	9.83	63,060	4.00	78,825	5.00

The Bank must maintain a capital conservation buffer as defined by Basel III regulatory capital guidelines, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. For 2018 and 2017, the capital conservation buffer is 1.875% and 1.25%, respectively. The buffer will increase incrementally each year until 2019 when the entire 2.5% capital conservation buffer will be fully phrased-in.

Note 10: Fair Value Measurement

The Company categorizes its assets and liabilities measured at fair value into a three-level hierarchy based on the priority of the inputs to the valuation technique used to determine fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used in the determination of the fair value measurement fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. Assets and liabilities valued at fair value are categorized based on the inputs to the valuation techniques as follows:

Level 1 – Inputs that utilized quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Inputs that include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Level 3 – Inputs that are unobservable for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

Subsequent to initial recognition, the Company may re-measure the carrying value of assets and liabilities measured on a nonrecurring basis to fair value. Adjustments to fair value usually result when certain assets are impaired. Such assets are written down from their carrying amounts to their fair value.

Professional standards allow entities the irrevocable option to elect to measure certain financial instruments and other items at fair value for the initial and subsequent measurement on an instrument-by-instrument basis. The Company adopted the policy to value certain financial instruments at fair value. The Company has not elected to measure any existing financial instruments at fair value; however, it may elect to measure newly acquired financial instruments at fair value in the future.

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Securities Available for Sale:
Municipal Bonds	$—	$119,937	$—	$119,937
Mortgage-Backed Securities	—	61,026	—	61,026
Corporate Securities	—	7,074	—	7,074
SBA Securities	—	48,782	—	48,782
Interest Rate Swap	—	463	—	463
Totals	$—	$237,282	$—	$237,282

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Securities Available for Sale:
Municipal Bonds	$—	$118,320	$—	$118,320
Mortgage-Backed Securities	—	60,681	—	60,681
Corporate Securities	—	5,107	—	5,107
SBA Securities	—	45,383	—	45,383
Interest Rate Swap	—	344	—	344
Totals	$—	$229,835	$—	$229,835

Investment Securities

When available, the Company uses quoted market prices to determine the fair value of investment securities; such items are classified in Level 1 of the fair value hierarchy.

For the Company’s investments, when quoted prices are not available for identical securities in an active market, the Company determines fair value utilizing vendors who apply matrix pricing for similar bonds where no price is observable or may compile prices from various sources. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market, and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially, all of these assumptions are observable in the marketplace and can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Fair values from these models are verified, where possible, against quoted market prices for recent trading activity of assets with similar characteristics to the security being valued. Such methods are generally classified as Level 2. However, when prices from independent sources vary, or cannot be obtained or corroborated, a security is generally classified as Level 3.

Interest Rate Swap

Interest rate swaps are traded in over-the-counter markets where quoted market prices are not readily available. For those interest rate swaps, fair value is determined using internally developed models of a third party that uses primarily market observable inputs, such as yield curves and option volatilities and, accordingly are valued using Level 2 inputs.

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets for the periods ended March 31, 2018 and December 31, 2017:

	March 31, 2018
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$340	$—	$94
Totals	$—	$340	$—	$94

	December 31, 2017
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$464	$—	$109
Totals	$—	$464	$—	$109

Impaired Loans

In accordance with the provisions of the loan impairment guidance, impairment was measured for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans for which an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 2 inputs based on customized discounting criteria.

Impairment amounts on impaired loans represent specific valuation allowance and write-downs during the period presented on impaired loans that were individually evaluated for impairment based on the estimated fair value of the collateral less estimated selling costs, excluding impaired loans fully charged-off.

Fair Value

Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases where quoted market prices are not available, fair values are based on estimates using present value of cashflow or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases could not be realized in immediate settlement of the instruments. Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Company.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the balance sheet. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The following tables present the carrying amount and estimated fair values of financial instruments at March 31, 2018 and December 31, 2017:

	March 31, 2018
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$20,125	$20,125	$—	$—	$20,125
Bank-Owned Certificates of Deposit	3,803	—	3,803	—	3,803
Securities Available for Sale	236,819	—	236,819	—	236,819
FHLB Stock, at Cost	5,214	—	5,214	—	5,214
Loans, Net	1,384,169	—	1,374,676	—	1,374,676
Accrued Interest Receivable	5,753	—	5,753	—	5,753
Interest Rate Swap	463	—	463	—	463

Financial Liabilities:
Deposits	$1,353,036	$—	$1,352,094	$—	$1,352,094
Federal Funds Purchased	9,000	—	9,000	—	9,000
Notes Payable	16,500	—	16,523	—	16,523
FHLB Advances	73,000	—	71,807	—	71,807
Subordinated Debentures	24,552	—	24,433	—	24,433
Accrued Interest Payable	1,085	—	1,085	—	1,085

	December 31, 2017
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$23,725	$23,725	$—	$—	$23,725
Bank-Owned Certificates of Deposit	3,072	—	3,075	—	3,075
Securities Available for Sale	229,491	—	229,491	—	229,491
FHLB Stock, at Cost	5,147	—	5,147	—	5,147
Loans, Net	1,326,507	—	1,323,495	—	1,323,495
Accrued Interest Receivable	5,342	—	5,342	—	5,342
Interest Rate Swap	344	—	344	—	344

Financial Liabilities:
Deposits	$1,339,350	$—	$1,340,109	$—	$1,340,109
Federal Funds Purchased	23,000	—	23,000	—	23,000
Notes Payable	17,000	—	17,024	—	17,024
FHLB Advances	68,000	—	67,282	—	67,282
Subordinated Debentures	24,527	—	25,090	—	25,090
Accrued Interest Payable	1,408	—	1,408	—	1,408

The following methods and assumptions were used by the Company to estimate fair value of consolidated financial statements not previously discussed.

Cash and cash equivalents – The carrying amount of cash and cash equivalents approximates their fair value.

Bank-owned certificates of deposit – Fair values of bank-owned certificates of deposit are estimated using the discounted cash flow analysis based on current rates for similar types of deposits.

FHLB stock – The carrying amount of FHLB stock approximates its fair value.

Loans, Net –Fair values for loans are estimated based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

Accrued interest receivable – The carrying amount of accrued interest receivable approximates its fair value since it is short term in nature and does not present anticipated credit concerns.

Deposits – The fair values disclosed for demand deposits without stated maturities (interest and noninterest transaction, savings, and money market accounts) are equal to the amount payable on demand at the reporting date (their carrying amounts). Fair values for the fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal funds purchased – The carrying amount of federal funds purchased approximates the fair value.

Notes payable and subordinated debt – The fair value of the Company’s notes payable and subordinated debt are estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

FHLB advances – The fair values of the Company’s FHLB Advances are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing agreements.

Accrued interest payable – The carrying amount of accrued interest payable approximates its fair value since it is short term in nature.

Off-balance-sheet instruments – Fair values of the Company’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2018 and December 31, 2017.

Limitations – The fair value of a financial instrument is the current amount that would be exchanged between market participants, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and months ended March 31, 2018. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s prospectus filed with the SEC on March 14, 2018, pursuant to Rule 424(b)(4) under the Securities Act of 1933.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	loan concentrations in our portfolio;
•	the overall health of the local and national real estate market;
•	our ability to successfully manage credit risk;
•	business and economic conditions generally and in the financial services industry, nationally and within our market area;
•	our ability to maintain an adequate level of allowance for loan losses;
•	our high concentration of large loans to certain borrowers;
•	our ability to successfully manage liquidity risk;
•	our dependence on non-core funding sources and our cost of funds;
•	our ability to raise additional capital to implement our business plan;
•	our ability to implement our growth strategy and manage costs effectively;
•	the composition of our senior leadership team and our ability to attract and retain key personnel;
•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	competition in the financial services industry;
•	the effectiveness of our risk management framework;
•	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
•	the impact of recent and future legislative and regulatory changes;
•	interest rate risk;

•	fluctuations in the values of the securities held in our securities portfolio;
•

and any other risks described in the “Risk Factors” section of this report and in the prospectus filed with the SEC on March 14, 2018, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as well as those set forth in other reports filed by the Company with the SEC.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

Bridgewater Bancshares, Inc. (the “Company”) is a financial holding company headquartered in Bloomington, Minnesota with two wholly-owned subsidiaries, Bridgewater Bank (the “Bank”) and Bridgewater Risk Management, Inc., a captive insurance entity. The Bank has six full-service offices located in Bloomington, St. Louis Park, Greenwood, Minneapolis (2), and Orono, Minnesota. The principal source of funds for loans and investments are transaction, savings, time, and other deposits, and short-term and long-term borrowings. The Company’s principal sources of income are interest and fees collected on loans, interest and dividends earned on investment securities and service charges. The Company’s principal expenses are interest paid on deposit accounts and borrowings, employee compensation and other overhead expenses.  The Company’s simple, efficient business model of providing responsive support and unconventional experiences to clients, continues to be the underlying principle that drives the Company’s profitable growth.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 of the notes to the consolidated financial statements included in the Company’s prospectus that was filed with the SEC on March 14, 2018, pursuant to Rule 424(b)(4) under the Securities Act of 1933. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect the reported results and financial position for the current period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the future financial condition and results of operations.

Allowance for Loan Losses

The allowance for loan losses, sometimes referred to as the “allowance,” is established through a provision for loan losses which is charged to expense. Loan losses are charged against the allowance when management determines all or a portion of the loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance for cash received on previously charged-off amounts. If the allowance is considered inadequate to absorb future loan losses on existing loans for any reason, including but not limited to, increases in the size of the loan portfolio, increases in charge-offs or changes in the risk characteristics of the loan portfolio, then the provision for loan losses is increased.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. The collection of all amounts due according to contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. An impaired loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price, or the fair value of the underlying collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral dependent.

Investment Securities Impairment

Periodically, the Company may need to assess whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other than temporary basis. In any such instance, the Company would consider many factors, including the length of time and the extent to which the fair value has been less than the amortized cost basis, the market liquidity for the security, the financial condition and the near-term prospects of the issuer, expected cash flows, and the intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. Securities on which there is an unrealized loss that is deemed to be other than temporary are written down to fair value, with the write-down recorded as a realized loss in securities gains (losses).

The fair values of investment securities are generally determined by various pricing models. The Company evaluates the methodologies used to develop the resulting fair values. The Company performs a semi-annual analysis on the pricing of investment securities to ensure that the prices represent a reasonable estimate of the fair value. The procedures include initial and ongoing review of pricing methodologies and trends. The Company seeks to ensure prices represent a reasonable estimate of fair value through the use of broker quotes, current sales transactions from the portfolio and pricing techniques, which are based on the net present value of future expected cash flows discounted at a rate of return market participants would require. As a result of this analysis, if the Company determines there is a more appropriate fair value, the price is adjusted accordingly.

Deferred Tax Asset

The Company uses the asset and liability method of accounting for income taxes as prescribed by GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information indicates it is “more likely than not” that the deferred tax asset will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Accounting for deferred income taxes is a critical accounting estimate because the Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income, reversing temporary differences which may offset, and the implementation of various tax plans to maximize realization of the deferred tax asset. These judgments and estimates are inherently subjective and reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against the deferred tax assets. A valuation allowance would result in additional income tax expense in such period, which would negatively affect earnings.

Operating Results Overview

The following table summarizes certain key financial results for the periods indicated:

	As of and for the Three Months Ended
	Mar 31,	Mar 31,
	2018	2017
Per Common Share Data (1)
Basic Earnings Per Share	$0.23	$0.17
Diluted Earnings Per Share	0.23	0.16
Book Value Per Share	6.62	4.91
Tangible Book Value Per Share (2)	6.49	4.75
Basic Weighted Average Shares Outstanding	25,755,764	24,589,861
Diluted Weighted Average Shares Outstanding	26,171,433	24,798,753
Shares Outstanding at Period End	30,059,374	24,589,861

Selected Performance Ratios
Return on Average Assets (Annualized)	1.48%	1.26%
Return on Average Common Equity (Annualized)	16.16	13.93
Return on Average Tangible Common Equity (Annualized) (2)	16.59	14.42
Yield on Interest Earning Assets	4.76	4.72
Yield on Total Loans, Gross	5.11	5.09
Cost of Interest Bearing Liabilities	1.37	1.08
Cost of Total Deposits	0.92	0.75
Net Interest Spread	3.39	3.64
Net Interest Margin (3)	3.77	3.97
Efficiency Ratio (2)	42.8	41.2
Noninterest Expense to Average Assets	1.61	1.60
Loan to Deposit Ratio	103.9	95.0
Core Deposits to Total Deposits	74.5	76.4
Tangible Common Equity to Tangible Assets (2)	11.64	8.64

(1)	Includes shares of our common stock and our non-voting common stock.
(2)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21% for 2018 and 35% for 2017.

Selected Financial Data

The following table summarizes certain selected financial data as of and for the periods indicated:

	As of and for the Three Months Ended
	Mar 31,	Mar 31,
	2018	2017	% Change
Selected Balance Sheet Data
Total Assets	$1,681,597	$1,354,354	24.2%
Total Loans, Gross	1,405,420	1,084,752	29.6
Allowance for Loan Losses	17,121	13,216	29.5
Goodwill and Other Intangibles	3,821	4,012	(4.8)

Deposits	1,353,036	1,141,837	18.5
Tangible Common Equity (1)	195,218	116,730	67.2
Total Shareholders' Equity	199,039	120,742	64.8
Average Total Assets	1,625,749	1,312,058	23.9
Average Common Equity	149,318	118,870	25.6

Selected Income Statement Data
Interest Income	$18,710	$14,612	28.0%
Interest Expense	3,947	2,421	63.0
Net Interest Income	14,763	12,191	21.1
Provision for Loan Losses	600	950	(36.8)
Net Interest Income after Provision for Loan Losses	14,163	11,241	26.0
Noninterest Income	387	480	(19.4)
Noninterest Expense	6,532	5,254	24.3
Income Before Income Taxes	8,018	6,467	24.0
Provision for Income Taxes	2,068	2,384	(13.3)
Net Income	$5,950	$4,083	45.7

(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

Discussion and Analysis of Results of Operations

Net Interest Income

The primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the levels of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate beginning in 2018. A 35% federal tax rate has been applied to periods prior to 2018. Management’s ability to respond to changes in interest rates by effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Company’s primary source of earnings.

Average Balances and Yields

The following table shows, for the three months ended March 31, 2018 and 2017, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination costs accounted for as yield adjustments. This table is presented on a tax-equivalent basis, if applicable.

	For the three-month period ended
	March 31, 2018			March 31, 2017
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$21,693	$49	0.92%	$19,014	$33	0.70%
Investment Securities:
Taxable Investment Securities	119,218	633	2.15	96,587	374	1.57
Tax-Exempt Investment Securities (1)	114,828	1,183	4.18	130,230	1,516	4.72
Total Investment Securities	234,046	1,816	3.15	226,817	1,890	3.38
Loans (2)	1,353,031	17,048	5.11	1,051,058	13,192	5.09
Federal Home Loan Bank Stock	5,393	45	3.38	4,170	28	2.72
Total Interest Earning Assets	1,614,163	18,958	4.76	1,301,059	15,143	4.72%
Noninterest Earning Assets	11,586			10,999
Total Assets	$1,625,749			$1,312,058
Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	168,509	113	0.27%	127,346	77	0.25%
Savings and Money Market Deposits	354,009	756	0.87	251,027	418	0.68
Time Deposits	298,333	1,223	1.66	278,864	1,017	1.48
Brokered Deposits	211,058	917	1.76	153,412	506	1.34
Federal Funds Purchased	28,511	118	1.68	22,956	49	0.87
Notes Payable	16,500	152	3.74	18,500	167	3.66
FHLB Advances	68,278	299	1.78	53,000	187	1.43
Subordinated Debentures	24,544	369	6.10	—	—	—
Total Interest Bearing Liabilities	1,169,742	3,947	1.37%	905,105	2,421	1.08%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	295,587			286,833
Other Noninterest Bearing Liabilities	11,102			1,250
Total Noninterest Bearing Liabilities	306,689			288,083
Shareholders' Equity	149,318			118,870
Total Liabilities and Shareholders' Equity	$1,625,749			$1,312,058
Net Interest Income/ Interest Rate Spread		15,011	3.39%		12,722	3.64%
Net Interest Margin (3)			3.77%			3.97%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(248)			(531)
Net Interest Income		$14,763			$12,191

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21% in 2018 and 35% in 2017.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)

Net tax-equivalent interest margin during the periods presented represents: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following tables show the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percentage changes in average volume and average rate as they compare to each other. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

	Three Months Ended March 31, 2018
	Compared with
	Three Months Ended March 31, 2017
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	5	11	16
Investment Securities:
Taxable Investment Securities	88	171	259
Tax Exempt Investment Securities	(179)	(154)	(333)
Total Securities	(91)	17	(74)
Loans	3,790	66	3,856
Federal Home Loan Bank Stock	8	9	17
Total Interest Earning Assets	$3,712	$103	$3,815

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	25	11	36
Savings and Money Market Deposits	171	167	338
Time Deposits	71	135	206
Brokered Deposits	190	221	411
Federal Funds Purchased	12	57	69
Notes Payable	(18)	3	(15)
FHLB Advances	54	58	112
Subordinated Debentures	—	369	369
Total Interest Bearing Liabilities	$505	$1,021	$1,526
Net Interest Income	$3,207	$(918)	$2,289

Comparison of Net Interest Income for the three months ended March 31, 2018 and 2017

Net interest income was $14.8 million for the first quarter of 2018, an increase of $2.6 million, or 21.1%, compared to $12.2 million for the first quarter of 2017. The increase in net interest income was largely attributable to growth in average interest earning assets, due to continued organic growth in the loan portfolio.

Net interest spread and net interest margin were 3.39% and 3.77%, respectively, for the first quarter of 2018, compared to 3.64% and 3.97%, respectively, for the first quarter of 2017. While net interest margin has benefitted from the repricing of variable-rate loans and the origination of new loans at higher rates, this was offset by increased balances and rates on non-core deposits and borrowings. Furthermore, the lower statutory federal tax rate reduced the tax equivalent adjustment by seven basis points.

Average interest earning assets for the first quarter of 2018 increased $313.1 million, or 24.1%, to $1.61 billion from $1.30 billion for the first quarter of 2017. This increase in average interest earning assets was due to continued organic growth in the loan portfolio as a result of increased loan production. Average interest bearing liabilities increased $264.6 million, or 29.2%, to $1.17 billion for the first quarter of 2018, from $905.1 million for the first quarter of 2017. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and the issuance of $25.0 million of subordinated debentures in July of 2017. The ratio of average interest earning assets to average interest bearing liabilities was 138.0% and 143.7% for the first quarter of 2018 and 2017, respectively.

Average interest earning assets produced a tax-equivalent yield of 4.76% for the first quarter of 2018, compared to 4.72% for the first quarter of 2017. The average rate paid on interest bearing liabilities was 1.37% for the first quarter of 2018, compared to 1.08% for the first quarter of 2017.

Interest Income. Total interest income on a tax-equivalent basis was $19.0 million for the first quarter of 2018, compared to $15.1 million for the first quarter of 2017. The $3.8 million, or 25.2%, increase in total interest income on a tax-equivalent basis was primarily due to organic growth in the loan portfolio.

Interest income on loans for the first quarter of 2018 was $17.0 million, compared to $13.2 million for the first quarter of 2017. The $3.9 million, or 29.2%, increase was primarily due to a 28.7% increase in the average balance of loans outstanding and a two basis point increase in the average yield on loans. The increase in the average balance of loans outstanding was primarily due to organic loan growth in commercial real estate loans. The increase in yield on the loan portfolio resulted primarily from increases in offering rates. Interest income on the investment securities portfolio on a fully-tax equivalent basis decreased $74,000, or 3.9%, during the first quarter of 2018 compared to the first quarter of 2017 despite a $7.2 million increase in average balances between the periods. The lower statutory federal tax rate reduced the fully-tax equivalent adjustment by $255,000 and decreased the yield seven basis points.

Interest Expense. Interest expense on interest bearing liabilities increased $1.5 million, or 63.0%, to $3.9 million for the first quarter of 2018, as compared to $2.4 million for the first quarter of 2017, primarily due to increased balances and rates on non-core deposits and borrowings.

Interest expense on deposits increased to $3.0 million for the first quarter of 2018, as compared to $2.0 million for the first quarter of 2017. The $1.0 million, or 49.1%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 27.3% combined with a 17 basis point increase in the average rate paid. The increase in the average balance of deposits resulted primarily from increases in transaction deposits, savings and money market deposits, and brokered deposits. The increase in the average rate paid was primarily due to the impact of higher market interest rates demanded on deposits.

Interest expense on borrowings increased $535,000 to $938,000 for the first quarter of 2018, as compared to $403,000 for the first quarter of 2017. This increase was primarily due to the issuance of $25.0 million in subordinated debentures in July 2017, as well as an increased average balance of federal funds purchased and FHLB Advances, offset in part by a reduction in interest expense on notes payable as a result of decreased principal balance.

Provision for Loan Losses

The provision for loan losses was $600,000 for the first quarter of 2018, a decrease of $350,000, compared to the provision for loan losses of $950,000 for the first quarter of 2017. The provision decreased in the first quarter of 2018 due largely to lower net charge-offs and overall improvement in asset quality, coupled with moderate loan growth in comparison to the first quarter of 2017. The allowance for loan losses to total gross loans ratio was 1.22% as of March 31, 2018 and 2017.

Noninterest Income

Noninterest income was $387,000 and $480,000 for the first quarter of 2018 and 2017, respectively. The decrease of $93,000 was primarily due to lower gains on sales of investments and foreclosed assets and decreased letter of credit fees. These decreases were offset in part by increased fees related to customer deposit accounts due to an overall increase in the number of deposit clients. The following table presents the major components of noninterest income for the first quarter of 2018, compared to the first quarter of 2017:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2018	2017	(Decrease)
Noninterest Income:
Customer Service Fees	$170	$152	$18
Net Gain on Sales of Securities	—	31	(31)
Net Gain on Sales of Foreclosed Assets	4	39	(35)
Letter of Credit Fees	70	126	(56)
Debit Card Interchange Fees	92	93	(1)
Other Income	51	39	12
Totals	$387	$480	$(93)

Noninterest Expense

Noninterest expense was $6.5 million for the first quarter of 2018, an increase of $1.3 million, or 24.3%, from $5.3 million for the first quarter of 2017. The increase was primarily driven by a $1.2 million increase in salaries and employee benefits as a result of merit increases and increased staff to meet the needs of the Company’s growing infrastructure. The increase was partially offset by a decrease in data processing expenses primarily due to one-time credits provided by the data processor. The following table presents the major components of noninterest expense for the first quarter of 2018, compared to the first quarter of 2017:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2018	2017	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$4,318	$3,168	$1,150
Occupancy and Equipment	574	549	25
FDIC Insurance Assessment	270	255	15
Data Processing	32	194	(162)
Professional and Consulting Fees	301	228	73
Information Technology and Telecommunications	183	167	16
Marketing and Advertising	284	254	30
Intangible Asset Amortization	48	48	—
Other Expense	522	391	131
Totals	$6,532	$5,254	$1,278

The Company expects future increases in noninterest expense as the Company continues investment in infrastructure to support strong asset growth. Management remains focused on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls. At the same time, management seeks to contain costs whenever prudent. The Company’s success in this regard is evident in the stable nature of the efficiency ratio, a non-GAAP financial measure which measures operating expenses as a percentage of net revenue. The efficiency ratio was 42.8% for the first quarter of 2018, compared to 41.2% for the first quarter of 2017.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for income tax purposes.

Income tax expense was $2.1 million for the first quarter of 2018, compared to $2.4 million for the first quarter of 2017. The effective combined federal and state income tax rate for the first quarter of 2018 was 25.8%, compared to 36.9% for the first quarter of 2017. The decrease in tax expense, despite the increase in pre-tax net income, was the result of enactment of the Tax Cuts and Jobs Act on December 22, 2017. This legislation reduced the federal corporate tax rate from 35% in periods prior to 2018 to 21% starting in 2018.

Financial Condition

Assets

Total assets at March 31, 2018 were $1.68 billion, an increase of $65.0 million, or 4.0%, over total assets of $1.62 billion at December 31, 2017 and an increase of $327.2 million, or 24.2%, over total assets of $1.35 billion at March 31, 2017.

Investment Securities Portfolio

The investment securities portfolio is used to make various term investments, maintain a source of liquidity and serve as collateral for certain types of deposits. Investment balances in the investment securities portfolio are subject to change over time based on funding needs and interest rate risk management objectives. The liquidity levels take into account anticipated future cash flows and all available sources of credits and are maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.

The investment securities portfolio consists primarily of municipal securities, U.S. government agency mortgage backed securities, and Small Business Administration, or SBA, securities, although the Company also holds corporate securities and other debt securities, all with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $236.8 million at March 31, 2018, compared to $229.5 million at December 31, 2017, an increase of $7.3 million or 3.2%. At March 31, 2018, municipal securities represented 50.6% of the investment securities portfolio, government agency mortgage-backed securities represented 25.1% of the investment securities portfolio, SBA securities represented 20.6% of the investment securities portfolio, corporate securities represented 3.0% of the investment securities portfolio, and other mortgage-backed securities represented 0.7% of the investment securities portfolio. The following table presents the amortized cost and fair value of securities available for sale, by type, at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
SBA Securities	$49,076	$48,782	$45,368	$45,383
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	6,916	6,693	7,080	6,940
Issued by FNMA and FHLMC	10,591	10,505	11,340	11,272
Other Residential Mortgage-Backed Securities	29,703	28,681	29,516	28,834
Commercial Mortgage-Backed Securities	14,088	13,372	12,121	11,748
All Other Commercial MBS	1,775	1,775	1,888	1,887
Total MBS	63,073	61,026	61,945	60,681
Municipal Securities	120,457	119,937	115,784	118,320
Corporate Securities	7,019	7,074	5,052	5,107
Total	$239,625	$236,819	$228,149	$229,491

Loan Portfolio

The Company focuses on lending to borrowers located or investing in the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area across a diverse range of industries and property types. The Company lends primarily to commercial customers, consisting of loans secured by nonfarm, nonresidential properties, loans secured by multifamily residential properties, construction loans, land development loans, and commercial and industrial loans. The Company manages concentrations of credit exposure through a comprehensive program which implements formalized processes and procedures specifically for managing and mitigating risk within the loan portfolio. The processes and procedures include board and management oversight, commercial real estate exposure limits, portfolio monitoring tools, management information systems, market reports, underwriting standards, a credit risk review function and periodic stress testing to evaluate potential credit risk and the subsequent impact on capital and earnings.

Total gross loans increased $58.3 million, or 4.3%, to $1.41 billion at March 31, 2018, compared to $1.35 billion at December 31, 2017 and increased $320.7 million, or 29.6%, from $1.08 billion at March 31, 2017. The Company’s annualized loan growth for the first quarter of 2018 was 17.3%. The multifamily, construction and land development, and commercial real estate (“CRE”) nonowner occupied categories contributed most significantly to the $58.3 million growth in the first quarter of 2018. As of March 31, 2018, multifamily loans increased $14.9 million, or 4.7%, nonowner occupied commercial real estate loans increased $38.5, or 9.3%, and construction and land development loans increased $17.3 million, or 13.2%, when compared to December 31, 2017.

The following table details the dollar composition and percentage composition of the loan portfolio, by category, at the dates indicated:

	March 31, 2018		December 31, 2017		March 31, 2017

(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial and Industrial	$199,262	14.2%	$217,753	16.2%	$140,753	13.0%
Construction and Land Development	147,842	10.5	130,586	9.7	113,381	10.5
Real Estate Mortgage:
1 - 4 Family Mortgage	200,573	14.3	195,707	14.5	181,920	16.8
Multifamily	332,770	23.7	317,872	23.6	253,665	23.4
CRE Owner Occupied	67,512	4.8	65,909	4.9	62,867	5.8
CRE Nonowner Occupied	453,498	32.3	415,034	30.8	327,903	30.2
Total Real Estate Mortgage Loans	1,054,353	75.0	994,522	73.8	826,355	76.2
Consumer and Other	3,963	0.3	4,252	0.3	4,263	0.4
Total Loans, Gross	1,405,420	100%	1,347,113	100%	1,084,752	100%
Allowance for Loan Losses	(17,121)		(16,502)		(13,216)
Net Deferred Loan Fees	(4,130)		(4,104)		(3,494)
Total Loans, Net	$1,384,169		$1,326,507		$1,068,042

The Company’s primary focus has been on real estate mortgage lending, which constituted 75.0% of the portfolio as of March 31, 2018. The composition of the portfolio remained consistent with prior periods and although the Company expects continued growth, it does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of March 31, 2018, commercial real estate, or CRE, loans totaled $934.1 million, consisting of $453.5 million of loans secured by nonowner occupied commercial real estate, $332.8 million of loans secured by multifamily residential properties and $147.8 million of construction and land development loans. Commercial real estate loans represented 66.5% of the total gross loan portfolio and 459.0% of the Bank’s Total Capital at March 31, 2018.

The following table details maturities and sensitivity to interest rate changes for the loan portfolio at March 31, 2018 and December 31, 2017:

	As of March 31, 2018
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial and Industrial	$99,066	$70,665	$29,531
Construction and Land Development	100,323	40,000	7,519
Real Estate Mortgage:
1 - 4 Family Mortgage	49,385	128,553	22,635
Multifamily	11,822	101,970	218,978
CRE Owner Occupied	6,603	31,851	29,058
CRE Nonowner Occupied	76,633	224,779	152,086
Total Real Estate Mortgage Loans	144,443	487,153	422,757
Consumer and Other	1,464	2,421	78
Total Loans, Gross	$345,296	$600,239	$459,885
Interest Rate Sensitivity:
Fixed Interest Rates	$137,598	$476,306	$117,006
Floating or Adjustable Rates	207,698	123,933	342,879
Total Loans, Gross	$345,296	$600,239	$459,885

	As of December 31, 2017
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial and Industrial	$119,225	$73,093	$25,435
Construction and Land Development	97,183	29,074	4,329
Real Estate Mortgage:
1 - 4 Family Mortgage	47,587	125,890	22,230
Multifamily	11,869	91,778	214,225
CRE Owner Occupied	7,252	29,363	29,294
CRE Nonowner Occupied	71,330	206,873	136,831
Total Real Estate Mortgage Loans	138,038	453,904	402,580
Consumer and Other	764	3,426	62
Total Loans, Gross	$355,210	$559,497	$432,406
Interest Rate Sensitivity:
Fixed Interest Rates	$144,115	$430,496	$111,939
Floating or Adjustable Rates	211,095	129,001	320,467
Total Loans, Gross	$355,210	$559,497	$432,406

Asset Quality

The Company emphasizes credit quality in the originating and monitoring of the loan portfolio, and success in underwriting is measured by the levels of classified and nonperforming assets and net charge-offs.

Federal regulations and internal policies require the use of an asset classification system as a means of managing and reporting problem and potential problem assets. The Company has incorporated an internal asset classification system, substantially consistent with federal banking regulations, as a part of the credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered

“uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “watch.”

The following table presents information on loan classifications at March 31, 2018. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial and Industrial	$1,840	$21	$1,861
Construction and Land Development	1,729	575	2,304
Real Estate Mortgage:
1 - 4 Family Mortgage	500	1,931	2,431
Multifamily	—	65	65
CRE Owner Occupied	5,124	2,574	7,698
CRE Non-owner Occupied	3,280	—	3,280
Total Real Estate Mortgage Loans	8,904	4,570	13,474
Consumer and Other	—	70	70
Totals	$12,473	$5,236	$17,709

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real estate acquired through foreclosure). Nonaccrual loans as of March 31, 2018 and December 31, 2017 totaled $1.1 million. There were no loans 90 days past due and still accruing as of March 31, 2018 or December 31, 2017.

The following table summarizes nonperforming assets, by category, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual Loans:
Commercial and Industrial	$15	$9
Construction and Land Development	575	583
Real Estate Mortgage:
1 - 4 Family Mortgage	468	472
Consumer and Other	70	75
Total Nonaccrual Loans	$1,128	$1,139
Total Nonperforming Loans	$1,128	$1,139
Plus: Foreclosed Assets	288	581
Total Nonperforming Assets (1)	$1,416	$1,720
Total Restructured Accruing Loans	2,161	2,178
Total Nonperforming Assets and Restructured Accruing Loans	$3,577	$3,898
Nonaccrual Loans to Total Loans	0.08%	0.08%
Nonperforming Loans to Total Loans	0.08	0.08
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.10	0.13
Nonperforming Assets and Restructured Accruing Loans to Total Loans Plus Foreclosed Assets	0.25	0.29

(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for loan losses is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. There are not any loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Loan charge-offs (i.e., loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited. The Company analyzes risks within the loan portfolio on a continuous basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to the allowance for loan losses.

At March 31, 2018, the allowance for loan losses was $17.1 million, an increase of $619,000 from $16.5 million at December 31, 2017. Net charge-offs totaled ($19,000) (net recoveries) during the first quarter of 2018 and $67,000 during the first quarter of 2017. The allowance for loan losses as a percentage of total loans was 1.22% at March 31, 2018 and December 31, 2017.

The following is a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	March 31,
(dollars in thousands)	2018	2017
Balance, Beginning of Period	$16,502	$12,333
Charge-offs:
Commercial and Industrial	—	1
Real Estate Mortgage:
CRE Nonowner Occupied	—	74
Total Real Estate Mortgage Loans	—	74
Consumer and Other	12	5
Total Charge-offs	12	80
Recoveries:
Commercial and Industrial	20	1
Construction and Land Development	—	2
Real Estate Mortgage:
1 - 4 Family Mortgage	10	10
Consumer and Other	1	—
Total Recoveries	31	13
Net Charge-offs	(19)	67
Provision for Loan Losses	600	950
Balance at End of Period	$17,121	$13,216
Gross Loans, End of Period	1,405,420	1,084,752
Average Loans	1,353,031	1,051,058
Net Charge-offs (Recoveries) (Annualized) to Average Loans	(0.01)%	0.03%
Allowance to Total Loans	1.22%	1.22%

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	March 31,		December 31,
	2018		2017
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial and Industrial	$2,225	13.0%	$2,435	14.7%
Construction and Land Development	1,765	10.3	1,892	11.5
Real Estate Mortgage:
1 - 4 Family Mortgage	2,418	14.1	2,317	14.0
Multifamily	3,476	20.3	3,170	19.2
CRE Owner Occupied	914	5.3	956	5.8
CRE Nonowner Occupied	5,407	31.6	5,087	30.8
Total Real Estate Mortgage Loans	12,215	71.3	11,530	69.9
Consumer and Other	50	0.3	60	0.4
Unallocated	866	5.1	585	3.6
Total Allowance for Loan Losses	$17,121	100.0%	$16,502	100.0%

Deposits

The following table details the dollar composition and percentage composition of the deposit portfolio, by category, at the dates indicated:

	March 31, 2018		December 31, 2017		March 31, 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$315,036	23.3%	$292,539	21.9%	$322,563	28.2%
Interest Bearing Transaction Deposits	164,899	12.2	177,292	13.2	123,151	10.8
Savings and Money Market Deposits	339,541	25.1	369,942	27.6	251,478	22.0
Time Deposits	304,743	22.5	292,096	21.8	286,051	25.1
Brokered Deposits	228,817	16.9	207,481	15.5	158,594	13.9
Total Deposits	$1,353,036	100.0%	$1,339,350	100.0%	$1,141,837	100.0%

Total deposits at March 31, 2018 were $1.35 billion, an increase of $13.7 million, or 1.0%, compared to total deposits of $1.34 billion at December 31, 2017, and an increase of $211.2 million, or 18.5%, over total deposits of $1.14 billion at March 31, 2017. Noninterest bearing deposits were $315.0 million at March 31, 2018, compared to $292.5 million at December 31, 2017, and $322.6 million at March 31, 2017. Noninterest bearing deposits comprised 23.3% of total deposits at March 31, 2018, compared to 21.9% at December 31, 2017, and 28.2% at March 31, 2017.

The Company relies on increasing the deposit base to fund loans and other asset growth. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. Additionally, the Company participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provide for reciprocal transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance for clients. These reciprocal CDARS and ICS funds are classified as brokered deposits. At March 31, 2018, total brokered deposits were $228.8 million or 16.9% of total deposits.

The following table presents the average balance and average rate paid on each of the following deposit categories for the first quarter of 2018, year ended December 31, 2017, and first quarter of 2017:

	As of and for the		As of and for the		As of and for the
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2018		December 31, 2017		March 31, 2017
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$295,587	—%	$296,018	—%	$286,833	—%
Interest Bearing Transaction Deposits	168,509	0.27	176,067	0.26	127,346	0.25
Savings and Money Market Deposits	354,009	0.87	337,028	0.88	251,027	0.68
Time Deposits < $250,000	188,250	1.73	184,728	1.68	183,114	1.65
Time Deposits > $250,000	110,083	1.54	105,788	1.37	95,750	1.16
Brokered Deposits	211,058	1.76	216,044	1.55	153,412	1.34
Total Deposits	$1,327,496	0.92%	$1,315,673	0.86%	$1,097,482	0.75%

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs of clients and fund loan growth. The following table summarizes overnight borrowings, which consist of federal funds purchased from correspondent banks on an overnight basis at the prevailing overnight market rates and the weighted average interest rates paid for the periods presented:

	As of and for the	As of and for the	As of and for the
	Three Months Ended	Three Months Ended	Three Months Ended
(dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Outstanding at Period-End	$9,000	$23,000	$13,000
Average Amount Outstanding	28,511	14,391	22,956
Maximum Amount Outstanding at any Month-End	34,000	23,000	39,000
Weighted Average Interest Rate:
During Period	1.68%	1.41%	0.87%
End of Period	1.91%	1.63%	1.06%

Other Borrowings

At March 31, 2018, other borrowings outstanding consisted of FHLB advances of $73.0 million, notes payable of $16.5 million, and subordinated debentures of $25.0 million.  The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $192.2 million and $180.9 million at March 31, 2018 and December 31, 2017, respectively, based on collateral amounts pledged.

Additionally, the Company has borrowing capacity from other sources. As of March 31, 2018, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets available for collateral as of the applicable date, the Bank’s borrowing availability was approximately $34.7 million and $37.5 million at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company had no outstanding advances.

The Company has entered into a swap agreement with an unaffiliated third party in order to hedge interest rate risk associated with the notes payable. This agreement provides for the Company to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by one-month LIBOR.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations at March 31, 2018:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years
Deposits Without a Stated Maturity	$838,863	$—	$—	$—
Time Deposits	159,557	257,463	97,153	—
Notes Payable	1,500	4,000	4,000	7,000
FHLB Advances	14,000	25,000	34,000	—
Subordinated Debentures	—	—	—	25,000
Operating Lease Obligations	948	1,654	506	1,066
Totals	$1,014,868	$288,117	$135,659	$33,066

Operating lease obligations are in place for facilities and land on which banking branches are located. Included in operating lease obligations are lease commitments to occupy space for a de novo branch in St. Paul, Minnesota which is expected to open during the summer of 2018.

The Company believes that it will be able to meet all contractual obligations as they come due through the maintenance of adequate cash levels. The Company expects to maintain adequate cash levels through earnings, loan and securities repayments and maturity activity and continued deposit gathering activities. As described above, the Company has in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Shareholders’ Equity

Shareholders’ equity at March 31, 2018 was $199.0 million, an increase of $61.9 million, or 45.1% over shareholders’ equity of $137.2 million at December 31, 2017, primarily due to $58.9 million of net proceeds from the issuance of common stock in an initial public offering and $6.0 million of net income, offset partially by a $2.9 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income primarily resulted from interest rate fluctuations between periods.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Under applicable regulatory capital rules, the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank must also meet certain specific capital guidelines under the prompt corrective action framework. The capital amounts and classification are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets (referred to as the “leverage ratio”), as defined under the applicable regulatory capital rules.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of March 31, 2018. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios as of the dates indicated.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$239,102	16.22%	$117,960	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	197,069	13.37	88,470	6.00	N/A	N/A
Common Equity Tier 1 Capital	197,069	13.37	66,353	4.50	N/A	N/A
Leverage Ratio	197,069	12.15	64,891	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$203,526	13.86%	$117,451	8.00%	$146,813	10.00%
Tier 1 Risk-Based Capital	186,045	12.67	88,088	6.00	117,451	8.00
Common Equity Tier 1 Capital	186,045	12.67	66,066	4.50	95,429	6.50
Leverage Ratio	186,045	11.51	64,630	4.00	80,788	5.00

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$173,848	12.46%	$111,638	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	132,459	9.49	83,729	6.00	N/A	N/A
Common Equity Tier 1 Capital	132,459	9.49	62,797	4.50	N/A	N/A
Leverage Ratio	132,459	8.38	63,264	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$171,805	12.37%	$111,134	8.00%	$138,918	10.00%
Tier 1 Risk-Based Capital	154,943	11.15	83,351	6.00	111,134	8.00
Common Equity Tier 1 Capital	154,943	11.15	62,513	4.50	90,297	6.50
Leverage Ratio	154,943	9.83	63,060	4.00	78,825	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Act. The rules include the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016, and will be fully phased-in on January 1, 2019, at 2.5%. The required phase-in capital conservation buffer during 2018 is 1.875%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At March 31, 2018, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.

Off-Balance Sheet Arrangements

In the normal course of business, the Company enters into various transactions to meet the financing needs of clients, which, in accordance with GAAP, are not included in the consolidated balance sheets. These transactions include commitments to extend credit, standby letters of credit, and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Most of these commitments mature within two years and the standby letters of credit are expected to expire without being drawn upon. All off-balance sheet commitments are included in the determination of the amount of risk-based capital that the Company and the Bank are required to hold.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and commercial letters of credit is represented by the contractual or notional amount of those instruments. The Company decreases its exposure to losses under these commitments by subjecting them to credit approval and monitoring procedures. The Company assesses the credit risk associated with certain commitments to extend credit and establishes a liability for probable credit losses.

The following table sets forth credit arrangements and financial instruments whose contract amounts represent credit risk as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Fixed	Variable	Fixed	Variable
	(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$117,314	$227,110	$112,555	$196,958
Letters of Credit	19,787	49,295	12,334	52,212
Totals	$137,101	$276,405	$124,889	$249,170

Liquidity

Liquidity Management

Liquidity is the Company’s capacity to meet cash and collateral obligations at a reasonable cost. The essence of having cash when the Company needs it and having the appropriate amount of cash and other assets that are quickly convertible into cash without incurring significant loss. Maintaining an adequate level of liquidity depends on the Company’s ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting either daily operations or financial condition. The Company’s Asset Liability Management (“ALM”) Committee, which is comprised of members of senior management, is responsible for managing commitments to meet the needs of customers while achieving the Company’s financial objectives. The ALM Committee meets regularly to review balance sheet composition, funding capacities, and current and forecasted loan demand.

The Company manages liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities available for sale, which are referred to as primary liquidity. Furthermore, these unencumbered liquid assets are comprised of primarily U.S. government agency mortgage backed securities and other agency securities, which the regulatory bodies consider the most marketable and liquid, especially in a stress scenario. In regards to off-balance sheet capacity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of Minneapolis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which the Company refers to as secondary liquidity. In addition, the Bank is a member of the American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of March 31, 2018, the Company had no borrowings outstanding through the AFX.

The following tables provide a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Cash and Cash Equivalents	$20,125	$23,725
Securities Available for Sale	236,819	229,491
Less: pledged securities	64,288	81,639
Total primary liquidity	$192,656	$171,577
Ratio of primary liquidity to total deposits	14.2%	12.8%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Net secured borrowing capacity with the FHLB	$192,237	$180,942
Net secured borrowing capacity with the Federal Reserve Bank	34,675	37,530
Unsecured borrowing capacity with correspondent lenders	60,000	60,000
Total secondary liquidity	$286,912	$278,472
Ratio of primary and secondary liquidity to total deposits	35.4%	33.6%

During the first quarter of 2018, primary liquidity increased by $21.1 million due to a $7.3 million increase in securities available for sale and $17.4 decrease in pledged securities, offset partially by a $3.6 million decrease in cash and cash equivalents, when compared to December 31, 2017. Secondary liquidity increased by $8.4 million as of March 31, 2018 when compared to December 31, 2017, due mainly to a $11.3 million increase in the borrowing capacity on the secured borrowing line with the FHLB, offset partially by a $2.9 million decrease in the borrowing capacity on the secured credit line with the Federal Reserve Bank.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At March 31, 2018, core deposits totaled approximately $1.0 billion and represented 74.5% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At March 31, 2018, brokered deposits totaled $228.8 million, consisting of $209.4 million of brokered time deposits and $19.4 million of non-maturity brokered money market accounts. At December 31, 2017, brokered deposits totaled $207.5 million, consisting of $183.4 million of brokered time deposits and $24.1 million of non-maturity brokered money market accounts. The Company has increased the amount of brokered deposits in recent quarters because of the efficiency in obtaining such deposits, as well as the cost savings relative to comparable core deposit offerings.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of March 31, 2018, the Company was in compliance with all established liquidity guidelines.

Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, the Company routinely supplements its evaluation with an analysis of certain non-GAAP financial measures. The Company believes these non-GAAP financial measures, in addition to the related GAAP measures, provide meaningful information to investors to help them understand the Company’s operating performance and trends, and to facilitate comparisons with the performance of peers. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of non-GAAP disclosures used in this report to the comparable GAAP measures are provided in the following tables.

	As of and for the Three Months Ended
	Mar 31,	Mar 31,
	2018	2017
(dollars in thousands, except share data)
Efficiency Ratio
Noninterest Expense	$6,532	$5,254
Less: Amortization of Intangible Assets	(48)	(48)
Adjusted Noninterest Expense	$6,484	$5,206
Net Interest Income	14,763	12,191
Noninterest Income	387	480
Less: (Gain) Loss on Sales of Securities	—	(31)
Adjusted Operating Revenue	$15,150	$12,640
Efficiency Ratio	42.8%	41.2%

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common Equity	$199,039	$120,742
Less: Intangible Assets	(3,821)	(4,012)
Tangible Common Equity	195,218	116,730
Total Assets	1,681,597	1,354,354
Less: Intangible Assets	(3,821)	(4,012)
Tangible Assets	$1,677,776	$1,350,342
Tangible Common Equity/Tangible Assets	11.64%	8.64%

Tangible Book Value Per Share
Book Value Per Common Share	$6.62	$4.91
Less: Effects of Intangible Assets	(0.13)	(0.16)
Tangible Book Value Per Common Share	$6.49	$4.75

Average Tangible Common Equity
Average Common Equity	$149,318	$118,870
Less: Effects of Average Intangible Assets	(3,844)	(4,028)
Average Tangible Common Equity	$145,474	$114,842

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a financial institution, the Company’s primary market risk is interest rate risk, which is defined as the risk of loss of net interest income or net interest margin because of changes in interest rates. The Company continually seeks to measure and manage the potential impact of interest rate risk. Interest rate risk occurs when interest earning assets and interest bearing liabilities mature or re-price at different times, on a different basis or in unequal amounts. Interest rate risk also arises when assets and liabilities each respond differently to changes in interest rates.

The Company’s management of interest rate risk is overseen by its ALM Committee, based on a risk management infrastructure approved by the board of directors that outlines reporting and measurement requirements. In particular, this infrastructure sets limits and management targets for various metrics, including net interest income simulation involving parallel shifts in interest rate curves, steepening and flattening yield curves, and various prepayment and deposit duration assumptions. The Company’s risk management infrastructure also requires a periodic review of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates based on historical analysis and noninterest bearing and interest bearing transaction deposit durations based on historical analysis.

The Company does not engage in speculative trading activities relating to interest rates, foreign exchange rates, commodity prices, equities or credit.

The Company manages the interest rate risk associated with interest bearing liabilities by managing the interest rates and terms associated with wholesale borrowings and deposits from customers which the Company relies on for funding. For instance, the Company occasionally uses special offers on deposits to alter the interest rates and terms associated with interest bearing liabilities. The Company manages the interest rate risk associated with interest earning assets by managing the interest rates and terms associated with investment securities portfolio by purchasing and selling investment securities from time to time.

Net Interest Income Simulation

The Company uses a net interest income simulation model to measure and evaluate potential changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of the measurement date. This model has inherent limitations and the results are based on a given set of rate changes and assumptions as of a certain point in time. For purpose of the simulation, the Company assumes no growth in either interest-sensitive assets or liabilities over the next 12 months; therefore, the model’s results reflect an interest rate shock to a static balance sheet. The simulation model also incorporates various other assumptions, which the Company believes are reasonable but which may have a significant impact on results, such as: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) re-pricing characteristics for market-rate-sensitive instruments, (4) differing sensitivities of financial instruments due to differing underlying rate indices, (5) varying loan prepayment speeds for different interest rate scenarios, (6) the effect of interest rate limitations in assets, such as floors and caps, and (7) overall growth and repayment rates and product mix of assets and liabilities. Because of the limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on the results, but rather as a means to better plan and execute appropriate asset-liability management strategies and to manage interest rate risk.

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2018 are presented in the table below. The projections assume immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

Change (basis points) in Interest Rates	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base
+400	$67,321	12.62%
+300	65,473	9.53
+200	63,622	6.43
+100	61,738	3.28
0	59,777	—
−100	57,317	(4.11)

The table above indicates that as of March 31, 2018, in the event of an immediate and sustained 300 basis point increase in interest rates, we would experience an 9.53% increase in net interest income. In the event of an immediate 100 basis point decrease in interest rates, we would experience a 4.11% decrease in net interest income.

The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Non-parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or re-price faster than our assets. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated, if we experience a net outflow of deposit liabilities or if our mix of assets and liabilities otherwise changes. Actual results could also differ from those projected if we experience substantially different repayment speeds in our loan portfolio than those assumed in the simulation model. Finally, these simulation results do not contemplate all the actions that we may undertake in response to potential or actual changes in interest rates, such as changes to our loan, investment, deposit, or funding strategies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2018, the end of the fiscal quarter covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10‑Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor any of its subsidiaries is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Bank’s business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

Item 1.A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s prospectus filed with the SEC on March 14, 2018, pursuant to Rule 424(b)(4) under the Securities Act of 1933.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On March 16, 2018, the Company sold 5,379,513 shares of common stock in its initial public offering, including 1,005,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares to cover over-allotments. The aggregate offering price for the shares sold by the Company was $63.2 million, and after deducting $4.3 million of underwriting discounts and offering expenses paid to third parties, the Company received total net proceeds of $58.9 million. In addition, certain selling shareholders participated in the offering and sold an aggregate of 2,325,487 shares of common stock at an aggregate offering price of $27.3 million. All of the shares were sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-223019), which was declared effective by the SEC on March 13, 2018, and registered shares of the Company’s common stock with a maximum aggregate offering price of $96.3 million.  Sandler O’Neill + Partners, L.P. and D.A. Davidson & Co. acted as joint book-running managers for the offering. The Company’s common stock is currently traded on the Nasdaq Capital Market under the symbol “BWB”.

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus filed with the SEC on March 14, 2018 pursuant to Rule 424(b)(4) under the Securities Act of 1933. From the effective date of the registration statement through March 31, 2018, the Company contributed $25.0 million of the net proceeds of the initial public offering to the Bank.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: May 10, 2018	By:	/s/ Jerry Baack
	Name:	Jerry Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Joe Chybowski
	Name:	Joe Chybowski
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)