Form 10-Q
period 2018-06-30
Bridgewater Bancshares Inc
filed 2018-08-09
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The number of shares of the Common Stock outstanding as of August 7, 2018 was 27,235,832.

The number of shares of the Non-voting Common Stock outstanding as of August 7, 2018 was 2,832,542.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$21,917	$23,725
Bank-owned Certificates of Deposits	3,803	3,072
Securities Available for Sale, at Fair Value	246,071	229,491
Loans, Net of Allowance for Loan Losses of $17,666 at June 30, 2018 (unaudited) and $16,502 at December 31, 2017	1,441,596	1,326,507
Federal Home Loan Bank (FHLB) Stock, at Cost	5,294	5,147
Premises and Equipment, Net	10,457	10,115
Foreclosed Assets	148	581
Accrued Interest	5,971	5,342
Goodwill	2,626	2,626
Other Intangible Assets, Net	1,147	1,243
Other Assets	13,888	8,763
Total Assets	$1,752,918	$1,616,612

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$323,320	$292,539
Interest Bearing	1,091,371	1,046,811
Total Deposits	1,414,691	1,339,350
Federal Funds Purchased	—	23,000
Notes Payable	16,000	17,000
FHLB Advances	84,000	68,000
Subordinated Debentures, Net of Issuance Costs	24,578	24,527
Accrued Interest Payable	1,502	1,408
Other Liabilities	6,220	6,165
Total Liabilities	1,546,991	1,479,450

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value
Authorized 10,000,000; None Issued and Outstanding at June 30, 2018 (unaudited) and December 31, 2017	—	—
Common Stock- $0.01 par value
Common Stock - Authorized 75,000,000; Issued and Outstanding 27,235,832 at June 30, 2018 (unaudited) and 20,834,001 at December 31, 2017	272	208
Non-voting Common Stock- Authorized 10,000,000; Issued and Outstanding 2,823,542 at June 30, 2018 (unaudited) and 3,845,860 at December 31, 2017	28	38
Additional Paid-In Capital	125,516	66,324
Retained Earnings	82,010	69,508
Accumulated Other Comprehensive Income (Loss)	(1,899)	1,084
Total Shareholders' Equity	205,927	137,162
Total Liabilities and Equity	$1,752,918	$1,616,612

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans, Including Fees	$18,800	$14,161	$35,848	$27,353
Investment Securities	1,473	1,547	3,040	2,906
Other	119	66	214	127
Total Interest Income	20,392	15,774	39,102	30,386

INTEREST EXPENSE
Deposits	3,522	2,288	6,531	4,306
Notes Payable	146	168	298	335
FHLB Advances	372	186	671	373
Subordinated Debentures	397	—	766	—
Federal Funds Purchased	56	60	174	109
Total Interest Expense	4,493	2,702	8,440	5,123

NET INTEREST INCOME	15,899	13,072	30,662	25,263
Provision for Loan Losses	900	825	1,500	1,775

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,999	12,247	29,162	23,488

NONINTEREST INCOME
Customer Service Fees	185	157	355	309
Net Loss on Sales of Available for Sale Securities	(59)	(97)	(59)	(66)
Net Gain (Loss) on Sales of Foreclosed Assets	(141)	111	(137)	150
Other Income	500	315	713	573
Total Noninterest Income	485	486	872	966

NONINTEREST EXPENSE
Salaries and Employee Benefits	4,306	3,092	8,624	6,260
Occupancy and Equipment	597	510	1,171	1,059
Other Expense	1,561	1,669	3,201	3,206
Total Noninterest Expense	6,464	5,271	12,996	10,525

INCOME BEFORE INCOME TAXES	9,020	7,462	17,038	13,929
Provision for Income Taxes	2,274	2,665	4,342	5,049
NET INCOME	$6,746	$4,797	$12,696	$8,880

EARNINGS PER SHARE
Basic	$0.22	$0.20	$0.45	$0.36
Diluted	0.22	0.19	0.45	0.36
Dividends Paid Per Share	—	—	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income	$6,746	$4,797	$12,696	$8,880
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	(151)	4,454	(4,298)	6,345
Unrealized Gains (Losses) on Cash Flow Hedge	31	(37)	150	12
Reclassification Adjustment for Losses Realized in Income	59	97	59	66
Income Tax Impact	13	(1,580)	912	(2,248)
Total Other Comprehensive Income (Loss), Net of Tax	(48)	2,934	(3,177)	4,175
Comprehensive Income	$6,698	$7,731	$9,519	$13,055

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Six Months Ended June 30, 2018 and 2017

(dollars in thousands, except share data)

(Unaudited)

							Accumulated
					Additional		Other
	Shares		Common Stock		Paid-‑In	Retained	Comprehensive
	Voting	Nonvoting	Voting	Nonvoting	Capital	Earnings	Income (Loss)	Total
	(dollars in thousands, except share data)
BALANCE December 31, 2016	20,744,001	3,845,860	$207	$38	$65,777	$52,619	$(3,275)	$115,366
Stock-based Compensation	—	—	—	—	104	—	—	104
Comprehensive Income	—	—	—	—	—	8,880	4,175	13,055
BALANCE June 30, 2017	20,744,001	3,845,860	$207	$38	$65,881	$61,499	$900	$128,525

BALANCE December 31, 2017	20,834,001	3,845,860	$208	$38	$66,324	$69,508	$1,084	$137,162
Stock-based Compensation	—	—	—	—	389	—	—	389
Comprehensive Income (Loss)	—	—	—	—	—	12,696	(3,177)	9,519
Issuance of Common Stock, Net of Issuance Costs	5,379,513		54		58,803	—	—	58,857
Conversion of Non-voting Stock to Voting Stock	1,022,318	(1,022,318)	10	(10)	—	—	—	—
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act to Retained Earnings	—	—	—	—	—	(194)	194	—
BALANCE June 30, 2018	27,235,832	2,823,542	$272	$28	$125,516	$82,010	$(1,899)	$205,927

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,696	$8,880
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	1,638	1,399
Net Loss on Sales of Securities Available for Sale	59	66
Provision for Loan Losses	1,500	1,775
Depreciation and Amortization of Premises and Equipment	368	336
Amortization of Other Intangible Assets	95	95
Amortization of Subordinated Debt Issuance Costs	51	—
Net (Gain) Loss on Sale of Foreclosed Assets	137	(150)
Stock-based Compensation	389	104
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(4,692)	(476)
Accrued Interest Payable and Other Liabilities	149	421
Net Cash Provided by Operating Activities	12,390	12,450

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-owned Certificates of Deposit	(731)	146
Proceeds from Sales of Securities Available for Sale	10,950	6,624
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	12,539	13,168
Purchases of Securities Available for Sale	(46,004)	(30,732)
Net Increase in Loans	(116,589)	(172,334)
Net (Increase) Decrease in FHLB Stock	(147)	563
Purchases of Premises and Equipment	(710)	(965)
Proceeds from Sales of Foreclosed Assets	296	2,860
Net Cash Used in Investing Activities	(140,396)	(180,670)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deposits	75,341	198,532
Net Decrease in Federal Funds Purchased	(23,000)	(19,000)
Principal Payments on Notes Payable	(1,000)	(1,000)
Proceeds from FHLB Advances	20,000	4,000
Principal Payments on FHLB Advances	(4,000)	(9,000)
Issuance of Common Stock	58,857	—
Net Cash Provided by Financing Activities	126,198	173,532

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,808)	5,312
Cash and Cash Equivalents Beginning	23,725	16,499
Cash and Cash Equivalents Ending	$21,917	$21,811

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$8,320	$5,100
Cash Paid for Income Taxes	3,325	5,460
Loans Transferred to Foreclosed Assets	—	689

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except share data)

(Unaudited)

Note 1: Description of the Business and Summary of Significant Accounting Policies

Organization

Bridgewater Bancshares, Inc. (the “Company”) is a financial holding company whose operations are the ownership of its wholly-owned subsidiaries, Bridgewater Bank (the “Bank”) and Bridgewater Risk Management, Inc. The Bank commenced operations in 2005 and provides retail and commercial loan and deposit services, principally to customers within the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area. In 2008, the Bank formed BWB Holdings, LLC, a wholly owned subsidiary of the Bank, for the purpose of holding repossessed property. In 2018, the Bank formed Bridgewater Investment Management, Inc., a wholly owned subsidiary of the Bank, for the purpose of holding certain municipal securities and to engage in municipal lending activities.

Bridgewater Risk Management was incorporated in December 2016 as a wholly-owned insurance company subsidiary of the Company. It insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Bridgewater Risk Management pools resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

Initial Public Offering

On March 16, 2018, the Company completed an initial public offering (“IPO”) and received net proceeds, after deducting underwriting discounts and offering expenses, of $58.9 million for the shares of common stock sold by the Company in the offering.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10‑Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018, pursuant to Rule 424(b)(4) under the Securities Act of 1933.

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

Impact of Recently Adopted Accounting Standards

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017‑09, Compensation – Stock Compensation (Topic 718) (“ASU 2017-09”). ASU 2017-09 provides clarity about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company did not modify any share-based payment awards, thus, the impact of adopting the new standard had no impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018‑02, Income Statement-Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments of this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company elected to adopt ASU 2018-02 and, as a result, reclassified $194,000 from accumulated other comprehensive income to retained earnings as of January 1, 2018. The reclassification impacted the consolidated balance sheet and the consolidated statement of shareholders’ equity as of and for the six months ended June 30, 2018.

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

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842) (“ASU 2016‑02”). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities will be required to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective for fiscal years beginning after December 15, 2019 and interim reporting periods beginning after December 15, 2020. The Company’s assets and liabilities will increase based on the present value of the remaining lease payments for leases in place at the adoption date; however, this is not expected to be significant to the Company’s results of operations. The Company is evaluating the impact this new standard will have on its consolidated financial statements.

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

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income Available to Common Shareholders	$6,746	$4,797	$12,696	$8,880
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	30,059,374	24,589,861	27,919,457	24,589,861
Stock Options	427,427	219,208	426,387	219,208
Weighted Average Common Stock Outstanding (Dilutive)	30,486,801	24,809,069	28,345,844	24,809,069

Basic Earnings per Common Share	$0.22	$0.20	$0.45	$0.36
Diluted Earnings per Common Share	0.22	0.19	0.45	0.36

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at June 30, 2018 and December 31, 2017:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$9,908	$—	$(5)	$9,903
Municipal Bonds	125,800	1,288	(1,453)	125,635
Mortgage-Backed Securities	50,977	4	(2,054)	48,927
Corporate Securities	10,663	51	(77)	10,637
SBA Securities	51,620	21	(672)	50,969
Total Securities Available for Sale	$248,968	$1,364	$(4,261)	$246,071

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$115,784	$3,005	$(469)	$118,320
Mortgage-Backed Securities	61,945	11	(1,275)	60,681
Corporate Securities	5,052	80	(25)	5,107
SBA Securities	45,368	242	(227)	45,383
Total Securities Available for Sale	$228,149	$3,338	$(1,996)	$229,491

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2018
U.S. Treasury Securities	$9,903	$(5)	$—	$—	$9,903	$(5)
Municipal Bonds	48,123	(645)	21,669	(808)	69,792	(1,453)
Mortgage-Backed Securities	16,186	(426)	32,224	(1,628)	48,410	(2,054)
Corporate Securities	1,946	(23)	1,995	(54)	3,941	(77)
SBA Securities	37,604	(570)	4,590	(102)	42,194	(672)
Total Securities Available for Sale	$113,762	$(1,669)	$60,478	$(2,592)	$174,240	$(4,261)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2017
Municipal Bonds	$15,043	$(89)	$21,111	$(380)	$36,154	$(469)
Mortgage-Backed Securities	16,046	(105)	41,800	(1,170)	57,846	(1,275)
Corporate Securities	—	—	2,028	(25)	2,028	(25)
SBA Securities	15,634	(189)	3,775	(38)	19,409	(227)
Total Securities Available for Sale	$46,723	$(383)	$68,714	$(1,613)	$115,437	$(1,996)

At June 30, 2018, 213 debt securities had unrealized losses with aggregate depreciation of approximately 2% from the Company’s amortized cost basis. At December 31, 2017, 133 debt securities had unrealized losses with aggregate depreciation of approximately 1% from the Company’s amortized cost basis. These unrealized losses relate principally to changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold debt securities for the foreseeable future, no declines were deemed to be other than temporary as of June 30, 2018.

The following is a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of June 30, 2018. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed and SBA securities because borrowers may have the right to call or prepay obligations without penalties.

June 30, 2018	Amortized Cost	Fair Value
Due in One Year or Less	$1,381	$1,382
Due After One Year Through Five Years	24,961	25,044
Due After Five Years Through 10 Years	56,530	56,715
Due After 10 Years	63,499	63,034
Subtotal	146,371	146,175
Mortgage-Backed Securities	50,977	48,927
SBA Securities	51,620	50,969
Totals	$248,968	$246,071

As of June 30, 2018, the securities portfolio was unencumbered. To increase on-balance sheet liquidity, all securities previously pledged to secure public deposits had the designation removed and an alternative means of permissible collateralization was utilized, primarily Federal Home Loan Bank letters of credit. As of December 31, 2017, the amortized cost and fair value of securities pledged to secure public deposits and for other purposes required or permitted by law were $79,400 and $81,639, respectively.

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Proceeds From Sales of Securities	$10,950	$6,059	$10,950	$6,624
Gross Gains on Sales	53	108	53	139
Gross Losses on Sales	(112)	(205)	(112)	(205)

Note 4: Loans

The following table presents the components of loans at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Commercial	$204,072	$217,753
Construction and Land Development	164,492	130,586
Real Estate Mortgage:
1-4 Family Mortgage	213,265	195,707
Multifamily	340,888	317,872
CRE Owner Occupied	65,891	65,909
CRE Non-owner Occupied	470,437	415,034
Total Real Estate Mortgage Loans	1,090,481	994,522
Consumer and Other	4,275	4,252
Total Loans, Gross	1,463,320	1,347,113
Net Deferred Loan Fees	(4,058)	(4,104)
Allowance for Loan Losses	(17,666)	(16,502)
Total Loans, Net	$1,441,596	$1,326,507

The following table presents the activity in the allowance for loan losses, by segment, for the three months ended June 30, 2018 and 2017:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Three Months Ended June 30, 2018	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$2,225	$1,765	$2,418	$3,476	$914	$5,407	$50	$866	$17,121
Provision for Loan Losses	21	557	146	76	(91)	204	10	(23)	900
Loans Charged-off	—	(357)	—	—	—	—	(4)	—	(361)
Recoveries of Loans	2	—	3	—	—	—	1	—	6
Total Ending Allowance Balance	2,248	1,965	2,567	3,552	823	5,611	57	843	17,666

Three Months Ended June 30, 2017
Allowance for Loan Losses:
Beginning Balance	$1,437	$1,549	$2,407	$2,053	$1,213	$3,660	$74	$823	$13,216
Provision for Loan Losses	104	55	(316)	4	(82)	689	(1)	372	825
Loans Charged-off	—	—	—	—	—	—	(3)	—	(3)
Recoveries of Loans	1	—	11	—	—	—	3	—	15
Total Ending Allowance Balance	1,542	1,604	2,102	2,057	1,131	4,349	73	1,195	14,053

The following table presents the activity in the allowance for loan losses, by segment, for the six months ended June 30, 2018 and 2017:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Six Months Ended June 30, 2018	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$2,435	$1,892	$2,317	$3,170	$956	$5,087	$60	$585	$16,502
Provision for Loan Losses	(209)	430	237	382	(133)	524	11	258	1,500
Loans Charged-off	—	(357)	—	—	—	—	(16)	—	(373)
Recoveries of Loans	22	—	13	—	—	—	2	—	37
Total Ending Allowance Balance	2,248	1,965	2,567	3,552	823	5,611	57	843	17,666

Six Months Ended June 30, 2017
Allowance for Loan Losses:
Beginning Balance	$1,315	$1,379	$2,410	$1,568	$1,160	$3,323	$78	$1,100	$12,333
Provision for Loan Losses	226	223	(329)	489	(29)	1,100	—	95	1,775
Loans Charged-off	(1)	—	—	—	—	(74)	(8)	—	(83)
Recoveries of Loans	2	2	21	—	—	—	3	—	28
Total Ending Allowance Balance	1,542	1,604	2,102	2,057	1,131	4,349	73	1,195	14,053

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of June 30, 2018 and December 31, 2017:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Allowance for Loan Losses at June 30, 2018	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Individually Evaluated for Impairment	$14	$3	$46	$—	$23	$—	$—	$—	$86
Collectively Evaluated for Impairment	2,234	1,962	2,521	3,552	800	5,611	57	843	17,580
Totals	$2,248	$1,965	$2,567	$3,552	$823	$5,611	$57	$843	$17,666

Allowance for Loan Losses at December 31, 2017
Individually Evaluated for Impairment	$14	$—	$57	$14	$24	$—	$—	$—	$109
Collectively Evaluated for Impairment	2,421	1,892	2,260	3,156	932	5,087	60	585	16,393
Totals	$2,435	$1,892	$2,317	$3,170	$956	$5,087	$60	$585	$16,502

		Construction			CRE	CRE
		and Land	1‑4 Family		Owner	Non‑owner	Consumer
Loans at June 30, 2018	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Individually Evaluated for Impairment	$14	$212	$1,912	$65	$664	$—	$66	$2,933
Collectively Evaluated for Impairment	204,058	164,280	211,353	340,823	65,227	470,437	4,209	1,460,387
Totals	$204,072	$164,492	$213,265	$340,888	$65,891	$470,437	$4,275	$1,463,320

Loans at December 31, 2017
Individually Evaluated for Impairment	$14	$583	$1,693	$66	$2,165	$—	$75	$4,596
Collectively Evaluated for Impairment	217,739	130,003	194,014	317,806	63,744	415,034	4,177	1,342,517
Totals	$217,753	$130,586	$195,707	$317,872	$65,909	$415,034	$4,252	$1,347,113

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Construction and Land Development	$—	$—	$—	$583	$833	$—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	494	494	—	508	515	—
1st REM - 1-4 Family	374	374	—	125	125	—
1st REM - Rentals	980	980	—	726	726	—
Multifamily	65	65	—	—	—	—
CRE Owner Occupied	506	506	—	2,006	2,023	—
Consumer and Other	66	84	—	75	92	—
Totals	2,485	2,503	—	4,023	4,314	—

Loans With An Allowance for Loan Losses:
Commercial	14	14	14	14	14	14
Construction and Land Development	212	821	3	—	—	—
Real Estate Mortgage:
LOCs and 2nd REM - Rentals	64	64	46	64	64	47
1st REM - Rentals	—	—	—	270	270	10
Multifamily	—	—	—	66	66	14
CRE Owner Occupied	158	158	23	159	159	24
Totals	448	1,057	86	573	573	109
Grand Totals	$2,933	$3,560	$86	$4,596	$4,887	$109

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$—	$—	$2,086	$25	$—	$—	$2,005	$43
Construction and Land Development	—	—	745	2	—	—	748	3
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	$506	1	$262	4	$509	$4	$263	$7
1st REM - 1-4 Family	376	5	792	—	378	5	798	—
1st REM - Rentals	981	11	995	12	986	24	999	25
Multifamily	65	1	—	—	33	1	—	—
CRE Owner Occupied	512	7	1,850	20	518	14	989	27
Consumer and Other	67	—	—	—	69	—	—	—
Totals	2,507	25	6,730	63	2,493	48	5,802	105

Loans With An Allowance for Loan Losses:
Commercial	14	—	—	—	14	—	—	—
Construction and Land Development	216	—	10	—	110	—	10	—
Real Estate Mortgage:
LOCs and 2nd REM - Rentals	64	1	65	1	64	2	65	1
1st REM - Rentals	—	—	278	3	67	1	279	5
Multifamily	—	—	66	1	33	1	66	1
CRE Owner Occupied	158	2	161	2	158	4	161	2
Consumer and Other	—	—	84	1	—	—	85	2
Totals	452	3	664	8	445	8	666	11
Grand Totals	$2,959	$28	$7,394	$71	$2,938	$56	$6,468	$116

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

The following tables present the risk category of loans by loan segment as of June 30, 2018 and December 31, 2017, based on the most recent analysis performed by management:

	June 30, 2018
	Pass	Watch	Substandard	Total
Commercial	$203,439	$614	$19	$204,072
Construction and Land Development	161,464	2,816	212	164,492
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	31,459	587	—	32,046
1st REM - 1-4 Family	34,575	621	374	35,570
LOCs and 2nd REM - Rentals	9,307	2,258	558	12,123
1st REM - Rentals	132,546	—	980	133,526
Multifamily	340,823	—	65	340,888
CRE Owner Occupied	58,361	5,136	2,394	65,891
CRE Non-owner Occupied	467,027	3,252	158	470,437
Consumer and Other	4,209	—	66	4,275
Totals	$1,443,210	$15,284	$4,826	$1,463,320

	December 31, 2017
	Pass	Watch	Substandard	Total
Commercial	$217,739	$—	$14	$217,753
Construction and Land Development	130,003	—	583	130,586
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,238	—	347	28,585
1st REM - 1-4 Family	33,219	—	125	33,344
LOCs and 2nd REM - Rentals	13,409	—	225	13,634
1st REM - Rentals	118,891	—	1,253	120,144
Multifamily	317,806	—	66	317,872
CRE Owner Occupied	63,290	—	2,619	65,909
CRE Non-owner Occupied	409,533	5,501	—	415,034
Consumer and Other	4,177	—	75	4,252
Totals	$1,336,305	$5,501	$5,307	$1,347,113

The following tables present the aging of the recorded investment in past due loans by loan segment as of June 30, 2018 and December 31, 2017:

	Accruing Interest
		30-89 Days	90 Days or
June 30, 2018	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$204,045	$13	$—	$14	$204,072
Construction and Land Development	164,280	—	—	212	164,492
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	31,711	—	—	335	32,046
1st REM - 1-4 Family	35,451	—	—	119	35,570
LOCs and 2nd REM - Rentals	11,964	159	—	—	12,123
1st REM - Rentals	133,060	466	—	—	133,526
Multifamily	340,888	—	—	—	340,888
CRE Owner Occupied	65,891	—	—	—	65,891
CRE Non-owner Occupied	470,437	—	—	—	470,437
Consumer and Other	4,202	7	—	66	4,275
Totals	$1,461,929	$645	$—	$746	$1,463,320

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2017	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$217,734	$10	$—	$9	$217,753
Construction and Land Development	130,003	—	—	583	130,586
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,238	—	—	347	28,585
1st REM - 1-4 Family	33,219	—	—	125	33,344
LOCs and 2nd REM - Rentals	13,474	160	—	—	13,634
1st REM - Rentals	119,876	268	—	—	120,144
Multifamily	317,872	—	—	—	317,872
CRE Owner Occupied	65,686	223	—	—	65,909
CRE Non-owner Occupied	415,034	—	—	—	415,034
Consumer and Other	4,174	3	—	75	4,252
Totals	$1,345,310	$664	$—	$1,139	$1,347,113

At June 30, 2018, there were four loans classified as troubled debt restructurings with a current outstanding balance of $582,000. In comparison, at December 31, 2017, there were nine loans classified as troubled debt restructurings with an outstanding balance of $3.0 million. There were no new loans classified as troubled debt restructurings during the six month period ended June 30, 2018 and no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the six months ended June 30, 2018.

Note 5: Deposits

The following table presents the composition of deposits at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Transaction Deposits	$501,365	$469,831
Savings and Money Market Deposits	381,942	369,942
Brokered Deposits	230,683	207,481
Time Deposits	300,701	292,096
Totals	$1,414,691	$1,339,350

Note 6: Subordinated Debentures

On July 12, 2017, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors (the “Purchasers”) whereby the Company sold and issued $25.0 million in aggregate principal amount of fixed-to-floating subordinated notes due 2027 (the “Notes”). The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. Issuance costs were $516,000 and have been netted against Subordinated Debt on the consolidated balance sheets. These costs are being amortized over five years, which represents the period from issuance to the first redemption date of July 15, 2022. Total amortization expense for the three and six months ended June 30, 2018 was $26,000 and $51,000, with $422,000 remaining to be amortized as of June 30, 2018.

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

The following commitments were outstanding at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Unfunded Commitments Under Lines of Credit	$413,135	$309,513
Letters of Credit	73,655	64,546
Totals	$486,790	$374,059

Legal Contingencies

Neither the Company nor any of its subsidiaries is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Bank’s business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

Note 8: Stock Options

In 2017, the Company approved the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, and employees for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the Plan. The exercise price of each option equals the estimated market value of the Company’s stock on the date of grant and an option’s maximum term is ten years and a vesting period of five years. As of June 30, 2018, there were 638,000 of unissued shares of the Company’s common stock authorized for option grants under the 2017 Plan.

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

	June 30,
	2018
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	21.84%
Risk-Free Interest Rate	2.90%

The following table presents a summary of the status of the Company’s stock option plans for the six months ended June 30, 2018:

	June 30, 2018
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,721,000	$5.68
Granted	30,000	12.31
Exercised	—	—
Forfeitures	(4,000)	7.47
Outstanding at Period End	1,747,000	$5.79

Options Exercisable at Period End	551,000	$2.85

For the three months ended June 30, 2018 and 2017, the Company recognized compensation expense for stock options of $190 and $52, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized compensation expense for stock options of $389 and $104, respectively.

The following table presents information pertaining to options outstanding at June 30, 2018:

	Options Outstanding				Options Exercisable
	Number	Remaining			Number
Exercise Price	Outstanding	Contractual Life		Exercise Price	Outstanding
$1.65	15,000	3.4	Years	$1.65	15,000
2.13	90,000	4.8	Years	2.13	90,000
3.00	520,000	5.5	Years	3.00	416,000
3.58	50,000	6.5	Years	3.58	30,000
7.47	1,042,000	9.3	Years	7.47	—
7.78	5,000	9.6	Years	7.78	—
13.22	25,000	9.9	Years	13.22	—
Totals	1,747,000	7.8	Years	$5.79	$551,000

As of June 30, 2018, there was $2,698 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2017 Plan that is expected to be recognized over a period of five years.

The following is an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the six months ended June 30, 2018:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2017	1,302,000	$2.55
Granted	30,000	3.91
Vested	(132,000)	1.49
Forfeited	(4,000)	2.80
Nonvested Options at June 30, 2018	1,196,000	$2.70

Note 9: Regulatory Capital

Effective January 1, 2015, the capital requirements of the Company and the Bank were changed to implement the regulatory requirements of the Basel III capital reforms. The Basel III requirements, among other things, (i) apply a strengthened set of capital requirements to the Company and Bank, including requirements related to common equity as a component of core capital, (ii) implement a “capital conservation buffer” against risk and higher minimum tier capital requirement, and (iii) revise the rules for calculating risk-weighted assets for purposes of such requirements. The rules made corresponding revisions to the prompt corrective action framework and include the new capital ratios and buffer requirements which will be phased in incrementally, with full implementation scheduled for January 1, 2019. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve qualitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table and defined in the regulation) of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets, Common Equity Tier 1 Capital to Risk Weighted Assets, and Tier 1 Capital to Average Assets.

The following tables present the Company and the Bank’s capital amounts and ratios as of June 30, 2018 and December 31, 2017:

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$246,657	15.80%	$124,863	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	204,053	13.07	93,647	6.00	N/A	N/A
Common Equity Tier 1 Capital	204,053	13.07	70,235	4.50	N/A	N/A
Leverage Ratio	204,053	11.92	68,462	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$211,313	13.60%	$124,325	8.00%	$155,407	10.00%
Tier 1 Risk-Based Capital	193,287	12.44	93,244	6.00	124,325	8.00
Common Equity Tier 1 Capital	193,287	12.44	69,933	4.50	101,014	6.50
Leverage Ratio	193,287	11.32	68,321	4.00	85,401	5.00

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$173,848	12.46%	$111,638	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	132,459	9.49	83,729	6.00	N/A	N/A
Common Equity Tier 1 Capital	132,459	9.49	62,797	4.50	N/A	N/A
Leverage Ratio	132,459	8.38	63,264	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$171,805	12.37%	$111,134	8.00%	$138,918	10.00%
Tier 1 Risk-Based Capital	154,943	11.15	83,351	6.00	111,134	8.00
Common Equity Tier 1 Capital	154,943	11.15	62,513	4.50	90,297	6.50
Leverage Ratio	154,943	9.83	63,060	4.00	78,825	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Securities Available for Sale:
U.S. Treasury Securities	$—	$9,903	$—	$9,903
Municipal Bonds	—	125,635	—	125,635
Mortgage-Backed Securities	—	48,927	—	48,927
Corporate Securities	—	10,637	—	10,637
SBA Securities	—	50,969	—	50,969
Interest Rate Swap	—	494	—	494
Totals	$—	$246,565	$—	$246,565

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Securities Available for Sale:
Municipal Bonds	$—	$118,320	$—	$118,320
Mortgage-Backed Securities	—	60,681	—	60,681
Corporate Securities	—	5,107	—	5,107
SBA Securities	—	45,383	—	45,383
Interest Rate Swap	—	344	—	344
Totals	$—	$229,835	$—	$229,835

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets for the periods ended June 30, 2018 and December 31, 2017:

	June 30, 2018
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$362	$—	$429
Foreclosed Assets	—	148		141
Totals	$—	$510	$—	$570

	December 31, 2017
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$464	$—	$109
Totals	$—	$464	$—	$109

Impaired Loans

In accordance with the provisions of the loan impairment guidance, impairment is measured on loans when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Impaired loans for which an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 2 inputs based on customized discounting criteria.

Impairment amounts on impaired loans represent specific valuation allowance and write-downs during the period presented on impaired loans that were individually evaluated for impairment based on the estimated fair value of the collateral less estimated selling costs, excluding impaired loans fully charged-off.

Foreclosed Assets

Foreclosed assets are recorded at fair value based on property appraisals, less estimated selling costs, at the date of the transfer with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, foreclosed assets are carried at the lower of cost or fair value, less estimated selling costs with changes in fair value or any impairment amount recorded in other noninterest income. Values are estimated using Level 2 inputs based on customized discounting criteria. The carrying value of foreclosed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.

Fair Value

Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases where quoted market prices are not available, fair values are based on estimates using present value of cash flow or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases could not be realized in immediate settlement of the instruments. Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Company.

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

The following tables present the carrying amount and estimated fair values of financial instruments at June 30, 2018 and December 31, 2017:

	June 30, 2018
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$21,917	$21,917	$—	$—	$21,917
Bank-Owned Certificates of Deposit	3,803	—	3,791	—	3,791
Securities Available for Sale	246,071	—	246,071	—	246,071
FHLB Stock, at Cost	5,294	—	5,294	—	5,294
Loans, Net	1,441,596	—	1,430,207	—	1,430,207
Accrued Interest Receivable	5,971	—	5,971	—	5,971
Interest Rate Swap	494	—	494	—	494

Financial Liabilities:
Deposits	$1,414,691	$—	$1,413,112	$—	$1,413,112
Federal Funds Purchased	—	—	—	—	—
Notes Payable	16,000	—	16,023	—	16,023
FHLB Advances	84,000	—	82,729	—	82,729
Subordinated Debentures	24,578	—	24,669	—	24,669
Accrued Interest Payable	1,502	—	1,502	—	1,502

	December 31, 2017
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$23,725	$23,725	$—	$—	$23,725
Bank-Owned Certificates of Deposit	3,072	—	3,075	—	3,075
Securities Available for Sale	229,491	—	229,491	—	229,491
FHLB Stock, at Cost	5,147	—	5,147	—	5,147
Loans, Net	1,326,507	—	1,323,495	—	1,323,495
Accrued Interest Receivable	5,342	—	5,342	—	5,342
Interest Rate Swap	344	—	344	—	344

Financial Liabilities:
Deposits	$1,339,350	$—	$1,340,109	$—	$1,340,109
Federal Funds Purchased	23,000	—	23,000	—	23,000
Notes Payable	17,000	—	17,024	—	17,024
FHLB Advances	68,000	—	67,282	—	67,282
Subordinated Debentures	24,527	—	25,090	—	25,090
Accrued Interest Payable	1,408	—	1,408	—	1,408

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

Loans, Net – Fair values for loans are estimated based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

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

Off-balance-sheet instruments – Fair values of the Company’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at June 30, 2018 and December 31, 2017.

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

Note 11: Subsequent Events

The Company intends to sign, in the near-term, an agreement with a general contractor for the construction of the Company’s corporate headquarters office building in St. Louis Park, Minnesota. The commitment under this contract will approximate $24 million. The Company anticipates entering into additional contracts to complete the build-out of the interior of the building. Costs associated with the construction of the building will be capitalized on the Company’s balance sheet and depreciated over the estimated life of the asset once placed in service.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2018. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s prospectus filed with the SEC on March 14, 2018, pursuant to Rule 424(b)(4) under the Securities Act of 1933.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	loan concentrations in our portfolio;
•	the overall health of the local and national real estate market;
•	our ability to successfully manage credit risk;
•	business and economic conditions generally and in the financial services industry, nationally and within our market area;
•	our ability to maintain an adequate level of allowance for loan losses;
•	our high concentration of large loans to certain borrowers;
•	our ability to successfully manage liquidity risk;
•	our dependence on non-core funding sources and our cost of funds;
•	our ability to raise additional capital to implement our business plan;
•	our ability to implement our growth strategy and manage costs effectively;
•	the composition of our senior leadership team and our ability to attract and retain key personnel;
•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	competition in the financial services industry;
•	the effectiveness of our risk management framework;
•	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
•	the impact of recent and future legislative and regulatory changes;
•	interest rate risk;

•	fluctuations in the values of the securities held in our securities portfolio;
•	the imposition of tariffs or other governmental policies impacting the value of products produced by our commercial borrowers; and
•

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

Overview

Bridgewater Bancshares, Inc. (the “Company”) is a financial holding company headquartered in Bloomington, Minnesota with two wholly-owned subsidiaries, Bridgewater Bank (the “Bank”) and Bridgewater Risk Management, Inc., a captive insurance entity. The Bank has formed two wholly owned subsidiaries: BWB Holdings, LLC, for the purpose of holding repossessed property; and Bridgewater Investment Management, Inc., for the purpose of holding certain municipal securities and to engage in municipal lending activities. The Bank has six full-service offices located in Bloomington, St. Louis Park, Greenwood, Minneapolis (2), and Orono, Minnesota. The principal source of funds for loans and investments are transaction, savings, time, and other deposits, and short-term and long-term borrowings. The Company’s principal sources of income are interest and fees collected on loans, interest and dividends earned on investment securities and service charges. The Company’s principal expenses are interest paid on deposit accounts and borrowings, employee compensation and other overhead expenses.  The Company’s simple, efficient business model of providing responsive support and unconventional experiences to clients continues to be the underlying principle that drives the Company’s profitable growth.

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

The fair values of investment securities are generally determined by various pricing models. The Company evaluates the methodologies used to develop the resulting fair values. The Company performs a semi-annual analysis on the pricing of investment securities to ensure that the prices represent a reasonable estimate of the fair value. The procedures include initial and ongoing reviews of pricing methodologies and trends. The Company seeks to ensure prices represent a reasonable estimate of fair value through the use of broker quotes, current sales transactions from the portfolio and pricing techniques, which are based on the net present value of future expected cash flows discounted at a rate of return market participants would require. As a result of this analysis, if the Company determines there is a more appropriate fair value, the price is adjusted accordingly.

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

Operating Results Overview

The following table summarizes certain key financial results for the periods indicated:

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Per Common Share Data (1)
Basic Earnings Per Share	$0.22	$0.20	$0.45	$0.36
Diluted Earnings Per Share	0.22	0.19	0.45	0.36
Book Value Per Share	6.85	5.23
Tangible Book Value Per Share (2)	6.73	5.07
Basic Weighted Average Shares Outstanding	30,059,374	24,589,861	27,919,457	24,589,861
Diluted Weighted Average Shares Outstanding	30,486,801	24,809,069	28,345,844	24,809,069
Shares Outstanding at Period End	30,059,374	24,589,861

Selected Performance Ratios
Return on Average Assets (Annualized)	1.58%	1.37%	1.53%	1.32%
Return on Average Common Equity (Annualized)	13.39	15.28	14.56	14.63
Return on Average Tangible Common Equity (Annualized) (2)	13.64	15.78	14.88	15.13
Yield on Interest Earning Assets	4.88	4.72	4.83	4.72
Yield on Total Loans, Gross	5.29	5.03	5.20	5.06
Cost of Interest Bearing Liabilities	1.52	1.12	1.45	1.10
Cost of Total Deposits	1.03	0.78	0.97	0.76
Net Interest Margin (3)	3.82	3.94	3.80	3.95
Efficiency Ratio (2)	39.0	38.3	40.8	39.7
Noninterest Expense to Average Assets (Annualized)	1.51	1.51	1.57	1.56
Loan to Deposit Ratio	103.4	96.0
Core Deposits to Total Deposits	76.4	75.7
Tangible Common Equity to Tangible Assets (2)	11.56	8.63

(1)	Includes shares of our common stock and our non-voting common stock.
(2)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21% for 2018 and 35% for 2017.

Selected Financial Data

The following table summarizes certain selected financial data as of and for the periods indicated:

	June 30,	June 30,
(dollars in thousands)	2018	2017	% Change
Selected Balance Sheet Data
Total Assets	$1,752,918	$1,447,505	21.1%
Total Loans, Gross	1,463,320	1,172,803	24.8
Allowance for Loan Losses	17,666	14,053	25.7
Goodwill and Other Intangibles	3,773	3,964	(4.8)

Deposits	1,414,691	1,222,040	15.8
Tangible Common Equity (1)	202,154	124,561	62.3
Total Shareholders' Equity	205,927	128,525	60.2
Average Total Assets - Quarter-to-Date	1,715,335	1,400,402	22.5
Average Common Equity - Quarter-to-Date	202,101	125,886	60.5

(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,		June 30,	June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Selected Income Statement Data
Interest Income	$20,392	$15,774	29.3%	$39,102	$30,386	28.7%
Interest Expense	4,493	2,702	66.3	8,440	5,123	64.7
Net Interest Income	15,899	13,072	21.6	30,662	25,263	21.4
Provision for Loan Losses	900	825	9.1	1,500	1,775	(15.5)
Net Interest Income after Provision for Loan Losses	14,999	12,247	22.5	29,162	23,488	24.2
Noninterest Income	485	486	(0.2)	872	966	(9.7)
Noninterest Expense	6,464	5,271	22.6	12,996	10,525	23.5
Income Before Income Taxes	9,020	7,462	20.9	17,038	13,929	22.3
Provision for Income Taxes	2,274	2,665	(14.7)	4,342	5,049	(14.0)
Net Income	$6,746	$4,797	40.6	$12,696	$8,880	43.0

Discussion and Analysis of Results of Operations

Net Income

Net income was $6.7 million for the second quarter of 2018, a 40.6% increase over net income of $4.8 million for the second quarter of 2017. Net income per diluted common share for the second quarter of 2018 was $0.22, a 14.4% increase, compared to $0.19 per diluted common share for the same period in 2017. Net income was $12.7 million for the six months ended June 30, 2018, a 43.0% increase over net income of $8.9 million for the six months ended June 30, 2017. Net income per diluted common share for the six months ended June 30, 2018 was $0.45, a 25.1% increase, compared to $0.36 per diluted common share for the six months ended June 30, 2017.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the levels of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate beginning in 2018. A 35% federal tax rate has been applied to periods prior to 2018. Management’s ability to respond to changes in interest rates by effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Company’s primary source of earnings.

Average Balances and Yields

The following tables show, for the three and six months ended June 30, 2018 and 2017, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	June 30, 2018			June 30, 2017
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$25,082	$65	1.04%	$19,881	$37	0.75%
Investment Securities:
Taxable Investment Securities	119,244	488	1.64	98,592	476	1.94
Tax-Exempt Investment Securities (1)	120,965	1,247	4.13	136,664	1,647	4.83
Total Investment Securities	240,209	1,735	2.90	235,256	2,123	3.62
Loans (2)	1,426,751	18,800	5.29	1,129,284	14,161	5.03
Federal Home Loan Bank Stock	5,486	54	3.95	4,395	29	2.65
Total Interest Earning Assets	1,697,528	20,654	4.88%	1,388,816	16,350	4.72%
Noninterest Earning Assets	17,807			11,586
Total Assets	$1,715,335			$1,400,402
Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	178,775	160	0.36%	163,619	100	0.25%
Savings and Money Market Deposits	346,009	877	1.02	246,375	465	0.76
Time Deposits	305,077	1,386	1.82	288,955	1,077	1.50
Brokered Deposits	225,532	1,099	1.95	176,541	646	1.47
Federal Funds Purchased	12,340	56	1.82	20,445	60	1.18
Notes Payable	16,000	146	3.66	18,000	168	3.74
FHLB Advances	76,473	372	1.95	51,143	186	1.46
Subordinated Debentures	24,570	397	6.48	—	—	—
Total Interest Bearing Liabilities	1,184,776	4,493	1.52%	965,078	2,702	1.12%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	320,581			306,420
Other Noninterest Bearing Liabilities	7,877			3,018
Total Noninterest Bearing Liabilities	328,458			309,438
Shareholders' Equity	202,101			125,886
Total Liabilities and Shareholders' Equity	$1,715,335			$1,400,402
Net Interest Income / Interest Rate Spread		16,161	3.36%		13,648	3.60%
Net Interest Margin (3)			3.82%			3.94%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(262)			(576)
Net Interest Income		$15,899			$13,072

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21% in 2018 and 35% in 2017.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)

Net tax-equivalent interest margin during the periods presented represents: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Six Months Ended
	June 30, 2018			June 30, 2017
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$23,396	$115	0.98%	$19,449	$70	0.73%
Investment Securities:
Taxable Investment Securities	118,485	1,121	1.91	97,596	850	1.76
Tax-Exempt Investment Securities (1)	117,913	2,430	4.16	133,464	3,163	4.78
Total Investment Securities	236,398	3,551	3.03	231,060	4,013	3.50
Loans (2)	1,390,094	35,848	5.20	1,090,389	27,353	5.06
Federal Home Loan Bank Stock	5,439	99	3.67	4,283	57	2.68
Total Interest Earning Assets	1,655,327	39,613	4.83%	1,345,181	31,493	4.72%
Noninterest Earning Assets	15,462			11,295
Total Assets	$1,670,789			$1,356,476
Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	180,348	272	0.30%	145,583	176	0.24%
Savings and Money Market Deposits	349,987	1,633	0.94	248,692	884	0.72
Time Deposits	301,724	2,643	1.77	284,142	2,095	1.49
Brokered Deposits	211,657	1,983	1.89	165,037	1,151	1.41
Federal Funds Purchased	20,381	174	1.72	21,693	109	1.01
Notes Payable	16,250	298	3.70	18,250	335	3.70
FHLB Advances	72,398	671	1.87	52,066	373	1.44
Subordinated Debentures	24,557	766	6.29	—	—	—
Total Interest Bearing Liabilities	1,177,302	8,440	1.45%	935,463	5,123	1.10%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	308,216			296,658
Other Noninterest Bearing Liabilities	9,416			1,977
Total Noninterest Bearing Liabilities	317,632			298,635
Shareholders' Equity	175,855			122,378
Total Liabilities and Shareholders' Equity	$1,670,789			$1,356,476
Net Interest Income / Interest Rate Spread		31,173	3.38%		26,370	3.62%
Net Interest Margin (3)			3.80%			3.95%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(511)			(1,107)
Net Interest Income		$30,662			$25,263

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21% in 2018 and 35% in 2017.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)

Net tax-equivalent interest margin during the periods presented represents: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following tables show the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percentage changes in average volume and average rate as they compare to each other. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, and for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

	Three Months Ended June 30, 2018
	Compared with
	Three Months Ended June 30, 2017
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	10	18	28
Investment Securities:
Taxable Investment Securities	100	(88)	12
Tax Exempt Investment Securities	(189)	(211)	(400)
Total Securities	(89)	(299)	(388)
Loans	3,730	909	4,639
Federal Home Loan Bank Stock	7	18	25
Total Interest Earning Assets	$3,658	$646	$4,304

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	9	51	60
Savings and Money Market Deposits	188	224	412
Time Deposits	60	249	309
Brokered Deposits	179	274	453
Federal Funds Purchased	(24)	20	(4)
Notes Payable	(19)	(3)	(22)
FHLB Advances	92	94	186
Subordinated Debentures	—	397	397
Total Interest Bearing Liabilities	485	1,306	1,791
Net Interest Income	$3,173	$(660)	$2,513

	Six Months Ended June 30, 2018
	Compared with
	Six Months Ended June 30, 2017
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	14	31	45
Investment Securities:
Taxable Investment Securities	182	89	271
Tax Exempt Investment Securities	(368)	(365)	(733)
Total Securities	(186)	(276)	(462)
Loans	7,518	977	8,495
Federal Home Loan Bank Stock	15	27	42
Total Interest Earning Assets	$7,361	$759	$8,120

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	42	54	96
Savings and Money Market Deposits	360	389	749
Time Deposits	130	418	548
Brokered Deposits	325	507	832
Federal Funds Purchased	(7)	72	65
Notes Payable	(37)	—	(37)
FHLB Advances	146	152	298
Subordinated Debentures	—	766	766
Total Interest Bearing Liabilities	959	2,358	3,317
Net Interest Income	$6,402	$(1,599)	$4,803

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Second Quarter of 2018 Compared to Second Quarter of 2017

Net interest income was $15.9 million for the second quarter of 2018, an increase of $2.8 million, or 21.6%, compared to $13.1 million for the second quarter of 2017. The increase in net interest income was largely attributable to growth in average interest earning assets, particularly due to continued organic growth in the loan portfolio.

Net interest margin (on a fully tax-equivalent basis) for the second quarter of 2018 was 3.82%, compared to 3.94% for the second quarter of 2017, a decrease of 12 basis points. While net interest margin has benefitted from the repricing of variable-rate loans and the origination of new loans at higher rates, this was partially offset by increased balances and rates on non-core deposits and borrowings. Furthermore, the lower statutory federal tax rate reduced the net interest income tax equivalent adjustment by six basis points.

Average interest earning assets for the second quarter of 2018 increased $308.7 million, or 22.2%, to $1.70 billion from $1.39 billion for the second quarter of 2017. This increase in average interest earning assets was due to continued organic growth in the loan portfolio as a result of increased loan production. Average interest bearing liabilities increased $219.7 million, or 22.8%, to $1.18 billion for the second quarter of 2018, from $965.1 million for the second quarter of 2017. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and the issuance of $25.0 million of subordinated debentures in July of 2017.

Average interest earning assets produced a tax-equivalent yield of 4.88% for the second quarter of 2018, compared to 4.72% for the second quarter of 2017. The average rate paid on interest bearing liabilities was 1.52% for the second quarter of 2018, compared to 1.12% for the second quarter of 2017.

Interest Income. Total interest income on a tax-equivalent basis was $20.7 million for the second quarter of 2018, compared to $16.4 million for the second quarter of 2017. The $4.3 million, or 26.3%, increase in total interest income on a tax-equivalent basis was primarily due to organic growth in the loan portfolio.

Interest income on loans for the second quarter of 2018 was $18.8 million, compared to $14.2 million for the second quarter of 2017. The $4.6 million, or 32.7%, increase was primarily due to a 26.3% increase in the average balance of loans outstanding and a 26 basis point increase in the average yield on loans. The increase in the average balance of loans outstanding was primarily due to organic loan growth. The increase in yield on the loan portfolio resulted primarily from new loan production at yields accretive to the existing portfolio yield, as well as loan related fees providing a strong yield enhancement. Interest income on the investment securities portfolio on a fully-tax equivalent basis decreased $387,000, or 18.2%, during the second quarter of 2018 compared to the second quarter of 2017 despite a $5.0 million increase in average balances between the periods.

Interest Expense. Interest expense on interest bearing liabilities increased $1.8 million, or 66.3%, to $4.5 million for the second quarter of 2018, compared to $2.7 million for the second quarter of 2017, primarily due to increased balances and rates on non-core deposits and borrowings.

Interest expense on deposits increased to $3.5 million for the second quarter of 2018, compared to $2.3 million for the second quarter of 2017. The $1.2 million, or 53.9%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 20.5% combined with a 29 basis point increase in the average rate paid. The increase in the average balance of deposits resulted primarily from increases in transaction deposits, savings and money market deposits, and brokered deposits. The increase in the average rate paid was primarily due to the impact of higher market interest rates demanded on deposits.

Interest expense on borrowings increased $557,000 to $971,000 for the second quarter of 2018, compared to $414,000 for the second quarter of 2017. This increase was primarily due to the issuance of $25.0 million in subordinated debentures in July 2017, as well as an increased average balance of FHLB advances, offset in part by a reduction in interest expense on notes payable as a result of a decreased principal balance.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net interest income was $30.7 million for the six months ended June 30, 2018, an increase of $5.4 million, or 21.4%, compared to $25.3 million for the six months ended June 30, 2017. The increase in net interest income was largely attributable to growth in average interest earning assets due to continued organic growth in the loan portfolio.

Net interest margin (on a fully tax-equivalent basis) for the six months ended June 30, 2018 was 3.80%, compared to 3.95% for the six months ended June 30, 2017, a decrease of 15 basis points. While net interest margin has benefitted from the repricing of variable-rate loans and the origination of new loans at higher rates, this was partially offset by increased balances and rates on non-core deposits and borrowings. Furthermore, the lower statutory federal tax rate reduced the net interest income tax equivalent adjustment by six basis points.

Average interest earning assets for the six months ended June 30, 2018 increased $310.1 million, or 23.1%, to $1.66 billion from $1.35 billion for the six months ended June 30, 2017. This increase in average interest earning assets was due to continued organic growth in the loan portfolio as a result of increased loan production. Average interest bearing liabilities increased $241.8 million, or 25.9%, to $1.18 billion for the six months ended June 30, 2018, from $935.5 million for the six months ended June 30, 2017. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and the issuance of $25.0 million of subordinated debentures in July of 2017.

Average interest earning assets produced a tax-equivalent yield of 4.83% for the six months ended June 30, 2018, compared to 4.72% for the six months ended June 30, 2017. The average rate paid on interest bearing liabilities was 1.45% for the six months ended June 30, 2018, compared to 1.10% for the six months ended June 30, 2017.

Interest Income. Total interest income on a tax-equivalent basis was $39.6 million for the six months ended June 30, 2018, compared to $31.5 million for the six months ended June 30, 2017. The $8.1 million, or 25.8%, increase in total interest income on a tax-equivalent basis was primarily due to organic growth in the loan portfolio.

Interest income on loans for the six months ended June 30, 2018 was $35.8 million, compared to $27.4 million for the six months ended June 30, 2017. The $8.5 million, or 31.1%, increase was primarily due to a 23.1% increase in the average balance of loans outstanding and a 14 basis point increase in the average yield on loans. Interest income on the investment securities portfolio on a fully-tax equivalent basis decreased $461,000, or 11.5%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 despite a $5.3 million increase in average balances between the periods.

Interest Expense. Interest expense on interest bearing liabilities increased $3.3 million, or 64.7%, to $8.4 million for the six months ended June 30, 2018, compared to $5.1 million for the six months ended June 30, 2017, primarily due to increased balances and rates on non-core deposits and borrowings.

Interest expense on deposits increased to $6.5 million for the six months ended June 30, 2018, compared to $4.3 million for the six months ended June 30, 2017. The $2.2 million, or 51.7%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 23.7% combined with a 23 basis point increase in the average rate paid.

Interest expense on borrowings increased $1.1 million to $1.9 million for the six months ended June 30, 2018, compared to $817 for the six months ended June 30, 2017. This increase was primarily due to the issuance of $25.0 million in subordinated debentures in July 2017, as well as an increased average balance of FHLB advances, offset in part by a reduction in interest expense on notes payable as a result of a decreased principal balance.

Provision for Loan Losses

The provision for loan losses was $900,000 for the second quarter of 2018, an increase of $75,000, compared to the provision for loan losses of $825,000 for the second quarter of 2017. The provision increased in the second quarter of 2018 due to a modest increase in net charge-offs in comparison to the second quarter of 2017. The provision for loan losses was $1.5 million for the six months ended June 30, 2018, a decrease of $275,000 compared to the provision for loan losses of $1.8 million for the six months ended June 30, 2017. The allowance for loan losses to total gross loans ratio was 1.21% and 1.20% as of June 30, 2018 and 2017, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at Beginning of Period	$17,121	$13,216	$16,502	$12,333
Provision for Loan Losses	900	825	1,500	1,775
Charge-offs	(361)	(3)	(373)	(83)
Recoveries	6	15	37	28
Balance at June 30,	$17,666	$14,053	$17,666	$14,053

Noninterest Income

Noninterest income was $485,000 and $486,000 for the second quarter of 2018 and 2017, respectively, a decrease of $1,000. Noninterest income was $872,000 and $966,000 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $94,000. The decreases in both periods were primarily due to lower gains on sales of foreclosed assets which were partially offset by increased customer service fees related to deposit accounts due to an overall increase in the number of deposit clients as well as increased letter of credit fees. The following table presents the major components of noninterest income for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2018	2017	(Decrease)	2018	2017	(Decrease)
Noninterest Income:
Customer Service Fees	$185	$157	$28	$355	$309	$46
Net Loss on Sales of Securities	(59)	(97)	38	(59)	(66)	7
Net Gain (Loss) on Sales of Foreclosed Assets	(141)	111	(252)	(137)	150	(287)
Letter of Credit Fees	297	121	176	367	247	120
Debit Card Interchange Fees	96	99	(3)	188	192	(4)
Other Income	107	95	12	158	134	24
Totals	$485	$486	$(1)	$872	$966	$(94)

Noninterest Expense

Second Quarter of 2018 Compared to Second Quarter of 2017

Noninterest expense was $6.5 million for the second quarter of 2018, an increase of $1.2 million, or 22.6%, from $5.3 million for the second quarter of 2017. The increase was primarily driven by a $1.2 million increase in salaries and employee benefits as a result of merit increases and increased staff to meet the needs of the Company’s growing infrastructure. The increase was partially offset by a decrease in FDIC insurance assessment expenses due to increased capital levels at the Bank and a decrease in professional and consulting expenses due to costs incurred in the second quarter of 2017 related to the planning stages of becoming a publicly traded company.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Noninterest expense was $13.0 million for the six months ended June 30, 2018, an increase of $2.5 million, or 23.5%, from $10.5 million for the six months ended June 30, 2017. The decrease in data processing expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was the result of one-time credits provided by the data processor in the first quarter of 2018.

The following table presents the major components of noninterest expense for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2018	2017	(Decrease)	2018	2017	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$4,306	$3,092	$1,214	$8,624	$6,260	$2,364
Occupancy and Equipment	597	510	87	1,171	1,059	112
FDIC Insurance Assessment	165	255	(90)	435	510	(75)
Data Processing	126	132	(6)	158	326	(168)
Professional and Consulting Fees	222	331	(109)	523	559	(36)
Information Technology and Telecommunications	220	155	65	403	322	81
Marketing and Advertising	280	276	4	564	530	34
Intangible Asset Amortization	47	47	—	95	95	—
Other Expense	501	473	28	1,023	864	159
Totals	$6,464	$5,271	$1,193	$12,996	$10,525	$2,471

The Company expects future increases in noninterest expense as the Company continues investing in infrastructure to support asset growth. Management remains focused on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls. At the same time, management seeks to contain costs whenever prudent. The Company’s success in this regard is evident in the stable nature of its efficiency ratio, a non-GAAP financial measure which measures operating expenses as a percentage of net revenue. The efficiency ratio was 39.0% for the second quarter of 2018, compared to 38.3% for the second quarter of 2017. The efficiency ratio was 40.8% for the six months ended June 30, 2018, compared to 39.7% for the six months ended June 30, 2017.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the differences in the inclusion or deductibility of certain income and expenses for income tax purposes.

Income tax expense was $2.3 million for the second quarter of 2018, compared to $2.7 million for the second quarter of 2017. The effective combined federal and state income tax rate for the second quarter of 2018 was 25.2%, compared to 35.7% for the second quarter of 2017. Income tax expense was $4.3 million for the six months ended June 30, 2018, compared to $5.0 million for the six months ended June 30, 2018. The effective combined federal and state income tax rate for the six months ended June 30, 2018 and 2017 was 25.5% and 36.2%, respectively. In both periods, the decrease in tax expense, despite the increase in pre-tax net income, was the result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017. This legislation reduced the federal corporate tax rate from 35% in periods prior to 2018 to 21% starting in 2018.

Financial Condition

Assets

Total assets at June 30, 2018 were $1.75 billion, an increase of $136.3 million, or 8.4%, over total assets of $1.62 billion at December 31, 2017, and an increase of $305.4 million, or 21.1%, over total assets of $1.45 billion at June 30, 2017.

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

The investment securities portfolio consists primarily of municipal securities, U.S. government agency mortgage backed securities, and Small Business Administration, or SBA, securities, although the Company also holds U.S. treasury securities, corporate securities and other debt securities, all with varying contractual maturities. These maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $246.1 million at June 30, 2018, compared to $229.5 million at December 31, 2017, an increase of $16.6 million or 7.2%. At June 30, 2018, municipal securities represented 51.1% of the investment securities portfolio, government agency mortgage-backed securities represented 19.2% of the portfolio, SBA securities represented 20.7% of the portfolio, corporate securities represented 4.3% of the portfolio, U.S. treasury securities represented 4.0% of the portfolio, and other mortgage-backed securities represented 0.7% of the portfolio. The following table presents the amortized cost and fair value of securities available for sale, by type, at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury Securities	$9,908	$9,903	$—	$—
SBA Securities	51,620	50,969	45,368	45,383
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	6,678	6,429	7,080	6,940
Issued by FNMA and FHLMC	472	472	11,340	11,272
Other Residential Mortgage-Backed Securities	28,128	27,102	29,516	28,834
Commercial Mortgage-Backed Securities	14,036	13,262	12,121	11,748
All Other Commercial MBS	1,663	1,662	1,888	1,887
Total MBS	50,977	48,927	61,945	60,681
Municipal Securities	125,800	125,635	115,784	118,320
Corporate Securities	10,663	10,637	5,052	5,107
Total	$248,968	$246,071	$228,149	$229,491

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

Total gross loans increased $116.2 million, or 8.6%, to $1.46 billion at June 30, 2018, compared to $1.35 billion at December 31, 2017 and increased $290.5 million, or 24.8%, from $1.17 billion at June 30, 2017. The Company’s annualized loan growth for the six months ended June 30, 2018 was 17.3%. The multifamily, construction and land development, and commercial real estate (“CRE”) nonowner occupied categories contributed most significantly to the $116.2 million growth in the six months ended June 30, 2018. As of June 30, 2018, multifamily loans increased $23.0 million, or 7.2%, nonowner occupied CRE loans increased $55.4, or 13.3%, and construction and land development loans increased $33.9 million, or 26.0%, when compared to December 31, 2017.

The following table details the dollar composition and percentage composition of the loan portfolio by category, at the dates indicated:

	June 30, 2018		March 31, 2018		December 31, 2017		June 30, 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$204,072	14.0%	$199,262	14.2%	$217,753	16.2%	$156,491	13.3%
Construction and Land Development	164,492	11.2	147,842	10.5	130,586	9.7	123,880	10.6
Real Estate Mortgage:
1 - 4 Family Mortgage	213,265	14.6	200,573	14.3	195,707	14.5	180,892	15.4
Multifamily	340,888	23.3	332,770	23.7	317,872	23.6	255,767	21.8
CRE Owner Occupied	65,891	4.5	67,512	4.8	65,909	4.9	60,738	5.2
CRE Nonowner Occupied	470,437	32.1	453,498	32.3	415,034	30.8	390,586	33.3
Total Real Estate Mortgage Loans	1,090,481	74.5	1,054,353	75.0	994,522	73.8	887,983	75.7
Consumer and Other	4,275	0.3	3,963	0.3	4,252	0.3	4,449	0.4
Total Loans, Gross	1,463,320	100.0%	1,405,420	100.0%	1,347,113	100.0%	1,172,803	100.0%
Allowance for Loan Losses	(17,666)		(17,121)		(16,502)		(14,053)
Net Deferred Loan Fees	(4,058)		(4,130)		(4,104)		(3,740)
Total Loans, Net	$1,441,596		$1,384,169		$1,326,507		$1,155,010

The Company’s primary focus has been on real estate mortgage lending, which constituted 74.5% of the portfolio as of June 30, 2018. The composition of the portfolio remained consistent with prior periods and although the Company expects continued growth, it does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of June 30, 2018, CRE loans totaled $975.8 million, consisting of $470.4 million of loans secured by nonowner occupied CRE, $340.9 million of loans secured by multifamily residential properties and $164.5 million of construction and land development loans. CRE loans represented 66.7% of the total gross loan portfolio and 461.8% of the Bank’s total capital at June 30, 2018.

The following table details maturities and sensitivity to interest rate changes for the loan portfolio at June 30, 2018 and December 31, 2017:

	As of June 30, 2018
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$99,596	$70,748	$33,728
Construction and Land Development	118,623	32,527	13,342
Real Estate Mortgage:
1 - 4 Family Mortgage	48,475	138,493	26,297
Multifamily	13,409	97,001	230,478
CRE Owner Occupied	6,009	31,309	28,573
CRE Nonowner Occupied	85,173	234,010	151,254
Total Real Estate Mortgage Loans	153,066	500,813	436,602
Consumer and Other	1,016	2,630	629
Total Loans, Gross	$372,301	$606,718	$484,301
Interest Rate Sensitivity:
Fixed Interest Rates	$149,021	$472,736	$137,014
Floating or Adjustable Rates	223,280	133,982	347,287
Total Loans, Gross	$372,301	$606,718	$484,301

	As of December 31, 2017
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$119,225	$73,093	$25,435
Construction and Land Development	97,183	29,074	4,329
Real Estate Mortgage:
1 - 4 Family Mortgage	47,587	125,890	22,230
Multifamily	11,869	91,778	214,225
CRE Owner Occupied	7,252	29,363	29,294
CRE Nonowner Occupied	71,330	206,873	136,831
Total Real Estate Mortgage Loans	138,038	453,904	402,580
Consumer and Other	764	3,426	62
Total Loans, Gross	$355,210	$559,497	$432,406
Interest Rate Sensitivity:
Fixed Interest Rates	$144,115	$430,496	$111,939
Floating or Adjustable Rates	211,095	129,001	320,467
Total Loans, Gross	$355,210	$559,497	$432,406

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

The following table presents information on loan classifications at June 30, 2018. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$614	$19	$633
Construction and Land Development	2,816	212	3,028
Real Estate Mortgage:
1 - 4 Family Mortgage	3,466	1,912	5,378
Multifamily	—	65	65
CRE Owner Occupied	5,136	2,394	7,530
CRE Nonowner Occupied	3,252	158	3,410
Total Real Estate Mortgage Loans	11,854	4,529	16,383
Consumer and Other	—	66	66
Totals	$15,284	$4,826	$20,110

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real estate acquired through foreclosure). Nonaccrual loans totaled $746,000 as of June 30, 2018 and $1.1 million as of December 31, 2017, a decrease of $393,000. There were no loans 90 days past due and still accruing as of June 30, 2018 or December 31, 2017.

The following table summarizes nonperforming assets, by category, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual Loans:
Commercial	$14	$9
Construction and Land Development	212	583
Real Estate Mortgage:
1 - 4 Family Mortgage	454	472
Consumer and Other	66	75
Total Nonaccrual Loans	$746	$1,139
Total Nonperforming Loans	$746	$1,139
Plus: Foreclosed Assets	148	581
Total Nonperforming Assets (1)	$894	$1,720
Total Restructured Accruing Loans	185	2,178
Total Nonperforming Assets and Restructured Accruing Loans	$1,079	$3,898
Nonaccrual Loans to Total Loans	0.05%	0.08%
Nonperforming Loans to Total Loans	0.05	0.08
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.06	0.13
Nonperforming Assets and Restructured Accruing Loans to Total Loans Plus Foreclosed Assets	0.07	0.29

(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets.

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

At June 30, 2018, the allowance for loan losses was $17.7 million, an increase of $1.2 million from $16.5 million at December 31, 2017. Net charge-offs totaled $355,000 during the second quarter of 2018 and ($12,000) (net recoveries) during the second quarter of 2017. Net charge-offs totaled $336,000 during the six months ended June 30, 2018 and $55,000 during the six months ended June 30, 2017. The allowance for loan losses as a percentage of total loans was 1.21% and 1.22% at June 30, 2018 and December 31, 2017, respectively.

The following is a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Balance, Beginning of Period	$17,121	$13,216	$16,502	$12,333
Charge-offs:
Commercial	—	—	—	1
Construction and Land Development	357	—	357	—
Real Estate Mortgage:
CRE Nonowner Occupied	—	—	—	74
Total Real Estate Mortgage Loans	—	—	—	74
Consumer and Other	4	3	16	8
Total Charge-offs	361	3	373	83
Recoveries:
Commercial	2	1	22	2
Construction and Land Development	—	—	—	2
Real Estate Mortgage:
1 - 4 Family Mortgage	3	11	13	21
Consumer and Other	1	3	2	3
Total Recoveries	6	15	37	28
Net Charge-offs	355	(12)	336	55
Provision for Loan Losses	900	825	1,500	1,775
Balance at End of Period	$17,666	$14,053	$17,666	$14,053
Gross Loans, End of Period	1,463,320	1,172,803	1,463,320	1,172,803
Average Loans	1,426,751	1,129,284	1,390,094	1,090,389
Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.10%	0.00%	0.05%	0.01%
Allowance to Total Loans	1.21%	1.20%	1.21%	1.20%

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	June 30,		December 31,
	2018		2017
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$2,248	12.7%	$2,435	14.7%
Construction and Land Development	1,965	11.1	1,892	11.5
Real Estate Mortgage:
1 - 4 Family Mortgage	2,567	14.5	2,317	14.0
Multifamily	3,552	20.1	3,170	19.2
CRE Owner Occupied	823	4.7	956	5.8
CRE Nonowner Occupied	5,611	31.8	5,087	30.8
Total Real Estate Mortgage Loans	12,553	71.1	11,530	69.9
Consumer and Other	57	0.3	60	0.4
Unallocated	843	4.8	585	3.6
Total Allowance for Loan Losses	$17,666	100.0%	$16,502	100.0%

Deposits

The following table details the dollar composition and percentage composition of the deposit portfolio, by category, at the dates indicated:

	June 30, 2018		March 31, 2018		December 31, 2017		June 30, 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$323,320	22.8%	$315,036	23.3%	$292,539	21.9%	$301,642	24.7%
Interest Bearing Transaction Deposits	178,045	12.6	164,899	12.2	177,292	13.2	183,824	15.0
Savings and Money Market Deposits	381,942	27.0	339,541	25.1	369,942	27.6	250,387	20.5
Time Deposits	300,701	21.3	304,743	22.5	292,096	21.8	296,186	24.3
Brokered Deposits	230,683	16.3	228,817	16.9	207,481	15.5	190,001	15.5
Total Deposits	$1,414,691	100.0%	$1,353,036	100.0%	$1,339,350	100.0%	$1,222,040	100.0%

Total deposits at June 30, 2018 were $1.41 billion, an increase of $75.3 million, or 5.6%, compared to total deposits of $1.34 billion at December 31, 2017, and an increase of $192.7 million, or 15.8%, over total deposits of $1.22 billion at June 30, 2017. Noninterest bearing deposits were $323.3 million at June 30, 2018, compared to $292.5 million at December 31, 2017, and $301.6 million at June 30, 2017. Noninterest bearing deposits comprised 22.9% of total deposits at June 30, 2018, compared to 21.9% at December 31, 2017, and 24.7% at June 30, 2017.

The Company relies on increasing the deposit base to fund loans and other asset growth. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. At June 30, 2018, total brokered deposits were $230.7 million or 16.3% of total deposits.

The following table presents the average balance and average rate paid on each of the following deposit categories for the three months ended June 30, 2018, December 31, 2017, and June 30, 2017:

	As of and for the		As of and for the		As of and for the
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2018		December 31, 2017		June 30, 2017
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$320,581	—%	$296,018	—%	$306,420	—%
Interest Bearing Transaction Deposits	178,775	0.36	176,067	0.26	163,619	0.25
Savings and Money Market Deposits	346,009	1.02	337,028	0.88	246,375	0.76
Time Deposits < $250,000	196,013	1.91	184,728	1.68	174,060	1.61
Time Deposits > $250,000	109,064	1.67	105,788	1.37	114,895	1.33
Brokered Deposits	225,532	1.95	216,044	1.55	176,541	1.47
Total Deposits	$1,375,974	1.03%	$1,315,673	0.86%	$1,181,910	0.78%

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs of clients and fund loan growth. The following table summarizes overnight borrowings, which consist of federal funds purchased from correspondent banks on an overnight basis at the prevailing overnight market rates and the weighted average interest rates paid for the periods presented:

	As of and for the	As of and for the	As of and for the
	Three Months Ended	Three Months Ended	Three Months Ended
(dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Outstanding at Period-End	$—	$23,000	$25,000
Average Amount Outstanding	12,340	14,391	20,445
Maximum Amount Outstanding at any Month-End	31,000	23,000	37,000
Weighted Average Interest Rate:
During Period	1.82%	1.41%	1.18%
End of Period	2.10%	1.63%	1.31%

Other Borrowings

At June 30, 2018, other borrowings outstanding consisted of FHLB advances of $84.0 million, notes payable of $16.0 million, and subordinated debentures of $24.6 million.  The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $240.1 million and $180.9 million at June 30, 2018 and December 31, 2017, respectively, based on collateral amounts pledged.

Additionally, the Company has borrowing capacity from other sources. As of June 30, 2018, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets available for collateral as of the applicable date, the Bank’s borrowing availability was approximately $78.3 million and $37.5 million at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company had no outstanding advances.

The Company has entered into a swap agreement with an unaffiliated third party in order to hedge interest rate risk associated with the notes payable. This agreement provides for the Company to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by one-month LIBOR.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations at June 30, 2018:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years
Deposits Without a Stated Maturity	$889,222	$—	$—	$—
Time Deposits	130,193	294,544	100,732	—
Notes Payable	2,000	4,000	4,000	6,000
FHLB Advances	14,000	21,000	49,000	—
Subordinated Debentures	—	—	—	25,000
Operating Lease Obligations	953	1,513	458	1,016
Totals	$1,036,368	$321,057	$154,190	$32,016

Operating lease obligations are in place for facilities and land on which banking branches are located. Included in operating lease obligations are lease commitments to occupy space for a de novo branch in St. Paul, Minnesota which is expected to open during the fourth quarter of 2018.

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

Shareholders’ Equity

Shareholders’ equity at June 30, 2018 was $205.9 million, an increase of $68.8 million, or 50.1%, over shareholders’ equity of $137.2 million at December 31, 2017, primarily due to $58.9 million of net proceeds from the issuance of common stock in the Company’s initial public offering and $12.7 million of net income, offset partially by a $3.0 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income primarily resulted from interest rate fluctuations between periods.

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

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2018. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios as of the dates indicated.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$246,657	15.80%	$124,863	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	204,053	13.07	93,647	6.00	N/A	N/A
Common Equity Tier 1 Capital	204,053	13.07	70,235	4.50	N/A	N/A
Leverage Ratio	204,053	11.92	68,462	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$211,313	13.60%	$124,325	8.00%	$155,407	10.00%
Tier 1 Risk-Based Capital	193,287	12.44	93,244	6.00	124,325	8.00
Common Equity Tier 1 Capital	193,287	12.44	69,933	4.50	101,014	6.50
Leverage Ratio	193,287	11.32	68,321	4.00	85,401	5.00

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$173,848	12.46%	$111,638	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	132,459	9.49	83,729	6.00	N/A	N/A
Common Equity Tier 1 Capital	132,459	9.49	62,797	4.50	N/A	N/A
Leverage Ratio	132,459	8.38	63,264	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$171,805	12.37%	$111,134	8.00%	$138,918	10.00%
Tier 1 Risk-Based Capital	154,943	11.15	83,351	6.00	111,134	8.00
Common Equity Tier 1 Capital	154,943	11.15	62,513	4.50	90,297	6.50
Leverage Ratio	154,943	9.83	63,060	4.00	78,825	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Act. The rules include the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016, and will be fully phased-in on January 1, 2019, at 2.5%. The required phase-in capital conservation buffer during 2018 is 1.875%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At June 30, 2018, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.

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

The following table sets forth credit arrangements and financial instruments whose contract amounts represent credit risk as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Fixed	Variable	Fixed	Variable
	(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$146,984	$266,151	$112,555	$196,958
Letters of Credit	30,511	43,144	12,334	52,212
Totals	$177,495	$309,295	$124,889	$249,170

Liquidity

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

The Company manages liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities available for sale, which are referred to as primary liquidity. Furthermore, these unencumbered liquid assets are comprised of primarily U.S. government agency mortgage backed securities and other agency securities, which the regulatory bodies consider the most marketable and liquid, especially in a stress scenario. In regards to off-balance sheet capacity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of Minneapolis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which the Company refers to as secondary liquidity. In addition, the Bank is a member of the American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of June 30, 2018, the Company had no borrowings outstanding through the AFX.

The following tables provide a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Cash and Cash Equivalents	$21,917	$23,725
Securities Available for Sale	246,071	229,491
Less: pledged securities	—	81,639
Total primary liquidity	$267,988	$171,577
Ratio of primary liquidity to total deposits	18.9%	12.8%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Net secured borrowing capacity with the FHLB	$240,120	$180,942
Net secured borrowing capacity with the Federal Reserve Bank	78,284	37,530
Unsecured borrowing capacity with correspondent lenders	90,000	60,000
Total secondary liquidity	$408,404	$278,472
Ratio of primary and secondary liquidity to total deposits	47.8%	33.6%

During the six months ended June 30, 2018, primary liquidity increased by $96.4 million due to a $16.6 million increase in securities available for sale and $81.6 million decrease in pledged securities, offset partially by a $1.8 million decrease in cash and cash equivalents, when compared to December 31, 2017. Secondary liquidity increased by

$129.9 million as of June 30, 2018 when compared to December 31, 2017, primarily due to a $59.2 million increase in the borrowing capacity on the secured borrowing line with the FHLB, a $40.7 million increase in the borrowing capacity on the secured credit line with the Federal Reserve Bank, and a $30.0 million increase in unsecured borrowing capacity with correspondent lenders.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At June 30, 2018, core deposits totaled approximately $1.08 billion and represented 76.4% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At June 30, 2018, brokered deposits totaled $230.7 million, consisting of $224.8 million of brokered time deposits and $5.9 million of non-maturity brokered money market  and transaction accounts. At December 31, 2017, brokered deposits totaled $207.5 million, consisting of $183.4 million of brokered time deposits and $24.1 million of non-maturity brokered money market accounts. The Company has increased the amount of brokered deposits in recent quarters because of the efficiency in obtaining such deposits, as well as the cost savings relative to comparable core deposit offerings.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of June 30, 2018, the Company was in compliance with all established liquidity guidelines.

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

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
(dollars in thousands, except share data)
Efficiency Ratio
Noninterest Expense	$6,464	$5,271	$12,996	$10,525
Less: Amortization of Intangible Assets	(47)	(47)	(95)	(95)
Adjusted Noninterest Expense	$6,417	$5,224	$12,901	$10,430
Net Interest Income	15,899	13,072	30,662	25,263
Noninterest Income	485	486	872	966
Less: Loss on Sales of Securities	59	97	59	66
Adjusted Operating Revenue	$16,443	$13,655	$31,593	$26,295
Efficiency Ratio	39.0%	38.3%	40.8%	39.7%

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common Equity	$205,927	$128,525
Less: Intangible Assets	(3,773)	(3,964)
Tangible Common Equity	202,154	124,561
Total Assets	1,752,918	1,447,505
Less: Intangible Assets	(3,773)	(3,964)
Tangible Assets	$1,749,145	$1,443,541
Tangible Common Equity/Tangible Assets	11.56%	8.63%

Tangible Book Value Per Share
Book Value Per Common Share	$6.85	$5.23
Less: Effects of Intangible Assets	(0.12)	(0.16)
Tangible Book Value Per Common Share	$6.73	$5.07

Average Tangible Common Equity
Average Common Equity	$202,101	$125,886	$175,855	$122,378
Less: Effects of Average Intangible Assets	(3,796)	(3,980)	(3,820)	(4,004)
Average Tangible Common Equity	$198,305	$121,906	$172,035	$118,374

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

The Company manages the interest rate risk associated with interest earning assets by managing the interest rates and terms associated with investment securities portfolio by purchasing and selling investment securities from time to time.The Company manages the interest rate risk associated with interest bearing liabilities by managing the interest rates and terms associated with wholesale borrowings and deposits from customers which the Company relies on for funding. For instance, the Company occasionally uses special offers on deposits to alter the interest rates and terms associated with interest bearing liabilities.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2018 are presented in the table below. The projections assume immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

Change (basis points) in Interest Rates	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base
+400	$73,558	14.15%
+300	71,312	10.66
+200	69,063	7.17
+100	66,785	3.64
0	64,442	—
−100	61,701	(4.25)

The table above indicates that as of June 30, 2018, in the event of an immediate and sustained 300 basis point increase in interest rates, we would experience an 10.66% increase in net interest income. In the event of an immediate 100 basis point decrease in interest rates, we would experience a 4.25% decrease in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2018, the end of the fiscal quarter covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus filed with the SEC on March 14, 2018 pursuant to Rule 424(b)(4) under the Securities Act of 1933. From the effective date of the registration statement through June 30, 2018, the Company contributed $25.0 million of the net proceeds of the initial public offering to the Bank.

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: August 9, 2018	By:	/s/ Jerry Baack
	Name:	Jerry Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Joe Chybowski
	Name:	Joe Chybowski
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)