Form 10-Q
period 2018-09-30
Bridgewater Bancshares Inc
filed 2018-11-08
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non‑accelerated filer	☒	Smaller reporting company	☐

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

The number of shares of the Common Stock outstanding as of November 6, 2018 was 30,064,374.

The number of shares of the Non-voting Common Stock outstanding as of November 6, 2018 was 0.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$21,537	$23,725
Bank-owned Certificates of Deposits	3,305	3,072
Securities Available for Sale, at Fair Value	240,786	229,491
Loans, Net of Allowance for Loan Losses of $18,949 at September 30, 2018 (unaudited) and $16,502 at December 31, 2017	1,576,707	1,326,507
Federal Home Loan Bank (FHLB) Stock, at Cost	7,814	5,147
Premises and Equipment, Net	11,387	10,115
Foreclosed Assets	—	581
Accrued Interest	6,400	5,342
Goodwill	2,626	2,626
Other Intangible Assets, Net	1,100	1,243
Other Assets	14,131	8,763
Total Assets	$1,885,793	$1,616,612

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$342,292	$292,539
Interest Bearing	1,136,796	1,046,811
Total Deposits	1,479,088	1,339,350
Federal Funds Purchased	53,000	23,000
Notes Payable	15,500	17,000
FHLB Advances	94,000	68,000
Subordinated Debentures, Net of Issuance Costs	24,604	24,527
Accrued Interest Payable	1,230	1,408
Other Liabilities	7,519	6,165
Total Liabilities	1,674,941	1,479,450

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value
Authorized 10,000,000; None Issued and Outstanding at September 30, 2018 (unaudited) and December 31, 2017	—	—
Common Stock- $0.01 par value
Common Stock - Authorized 75,000,000; Issued and Outstanding 27,235,832 at September 30, 2018 (unaudited) and 20,834,001 at December 31, 2017	272	208
Non-voting Common Stock- Authorized 10,000,000; Issued and Outstanding 2,823,542 at September 30, 2018 (unaudited) and 3,845,860 at December 31, 2017	28	38
Additional Paid-In Capital	125,715	66,324
Retained Earnings	88,473	69,508
Accumulated Other Comprehensive Income (Loss)	(3,636)	1,084
Total Shareholders' Equity	210,852	137,162
Total Liabilities and Equity	$1,885,793	$1,616,612

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans, Including Fees	$20,207	$15,707	$56,055	$43,060
Investment Securities	1,790	1,538	4,830	4,444
Other	139	139	353	266
Total Interest Income	22,136	17,384	61,238	47,770

INTEREST EXPENSE
Deposits	4,322	2,591	10,853	6,897
Notes Payable	144	162	442	497
FHLB Advances	488	212	1,159	585
Subordinated Debentures	401	348	1,167	348
Federal Funds Purchased	147	10	321	119
Total Interest Expense	5,502	3,323	13,942	8,446

NET INTEREST INCOME	16,634	14,061	47,296	39,324
Provision for Loan Losses	1,275	1,200	2,775	2,975

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	15,359	12,861	44,521	36,349

NONINTEREST INCOME
Customer Service Fees	184	174	539	483
Net Gain (Loss) on Sales of Available for Sale Securities	(49)	15	(108)	(51)
Net Gain (Loss) on Sales of Foreclosed Assets	(88)	202	(225)	352
Other Income	767	596	1,480	1,169
Total Noninterest Income	814	987	1,686	1,953

NONINTEREST EXPENSE
Salaries and Employee Benefits	4,910	3,685	13,534	9,945
Occupancy and Equipment	596	570	1,767	1,629
Other Expense	2,020	1,854	5,221	5,060
Total Noninterest Expense	7,526	6,109	20,522	16,634

INCOME BEFORE INCOME TAXES	8,647	7,739	25,685	21,668
Provision for Income Taxes	2,184	3,064	6,526	8,113
NET INCOME	$6,463	$4,675	$19,159	$13,555

EARNINGS PER SHARE
Basic	$0.22	$0.19	$0.67	$0.55
Diluted	0.21	0.19	0.66	0.55
Dividends Paid Per Share	—	—	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$6,463	$4,675	$19,159	$13,555
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	(2,253)	475	(6,551)	6,820
Unrealized Gains on Cash Flow Hedge	5	6	155	17
Reclassification Adjustment for (Gains) Losses Realized in Income	49	(15)	108	51
Income Tax Impact	463	(163)	1,374	(2,411)
Total Other Comprehensive Income (Loss), Net of Tax	(1,736)	303	(4,914)	4,477
Comprehensive Income	$4,727	$4,978	$14,245	$18,032

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2018 and 2017

(dollars in thousands, except share data)

(Unaudited)

							Accumulated
					Additional		Other
	Shares		Common Stock		Paid‑In	Retained	Comprehensive
	Voting	Nonvoting	Voting	Nonvoting	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2016	20,744,001	3,845,860	$207	$38	$65,777	$52,619	$(3,275)	$115,366
Stock-based Compensation	—	—	—	—	156	—	—	156
Comprehensive Income	—	—	—	—	—	13,555	4,477	18,032
Stock Options Exercised	40,000	—	1	—	120	—	—	121
BALANCE September 30, 2017	20,784,001	3,845,860	$208	$38	$66,053	$66,174	$1,202	$133,675

BALANCE December 31, 2017	20,834,001	3,845,860	$208	$38	$66,324	$69,508	$1,084	$137,162
Stock-based Compensation	—	—	—	—	588	—	—	588
Comprehensive Income (Loss)	—	—	—	—	—	19,159	(4,914)	14,245
Issuance of Common Stock, Net of Issuance Costs	5,379,513	—	54	—	58,803	—	—	58,857
Conversion of Non-voting Stock to Voting Stock	1,022,318	(1,022,318)	10	(10)	—	—	—	—
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act to Retained Earnings	—	—	—	—	—	(194)	194	—
BALANCE September 30, 2018	27,235,832	2,823,542	$272	$28	$125,715	$88,473	$(3,636)	$210,852

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$19,159	$13,555
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	2,309	2,081
Net Loss on Sales of Securities Available for Sale	108	51
Provision for Loan Losses	2,775	2,975
Depreciation and Amortization of Premises and Equipment	560	522
Amortization of Other Intangible Assets	143	143
Amortization of Subordinated Debt Issuance Costs	77	17
Net (Gain) Loss on Sale of Foreclosed Assets	225	(352)
Stock-based Compensation	588	156
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(4,897)	(1,969)
Accrued Interest Payable and Other Liabilities	1,176	1,832
Net Cash Provided by Operating Activities	22,223	19,011

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-owned Certificates of Deposit	(233)	1,627
Proceeds from Sales of Securities Available for Sale	21,590	15,249
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	17,298	17,971
Purchases of Securities Available for Sale	(59,043)	(54,710)
Net Increase in Loans	(252,975)	(271,139)
Net (Increase) Decrease in FHLB Stock	(2,667)	323
Purchases of Premises and Equipment	(1,832)	(1,102)
Proceeds from Sales of Foreclosed Assets	356	4,352
Net Cash Used in Investing Activities	(277,506)	(287,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deposits	139,738	271,240
Net Increase (Decrease) in Federal Funds Purchased	30,000	(28,000)
Principal Payments on Notes Payable	(1,500)	(1,500)
Proceeds from FHLB Advances	35,000	19,000
Principal Payments on FHLB Advances	(9,000)	(9,000)
Proceeds from Issuance of Subordinated Debentures	—	24,484
Issuance of Common Stock	58,857	121
Net Cash Provided by Financing Activities	253,095	276,345

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,188)	7,927
Cash and Cash Equivalents Beginning	23,725	16,499
Cash and Cash Equivalents Ending	$21,537	$24,426

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$14,043	$8,066
Cash Paid for Income Taxes	5,590	9,360
Loans Transferred to Foreclosed Assets	—	689

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except share data)

(Unaudited)

Note 1: Description of the Business and Summary of Significant Accounting Policies

Organization

Bridgewater Bancshares, Inc. (the “Company”) is a financial holding company whose operations consist of the ownership of its wholly-owned subsidiaries, Bridgewater Bank (the “Bank”) and Bridgewater Risk Management, Inc. The Bank commenced operations in 2005 and provides retail and commercial loan and deposit services, principally to customers within the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area. In 2008, the Bank formed BWB Holdings, LLC, a wholly owned subsidiary of the Bank, for the purpose of holding repossessed property. In 2018, the Bank formed Bridgewater Investment Management, Inc., a wholly owned subsidiary of the Bank, for the purpose of holding certain municipal securities and to engage in municipal lending activities.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10‑Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the nine-month period ended September 30, 2018 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018, pursuant to Rule 424(b)(4) under the Securities Act of 1933.

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

Impact of Recently Adopted Accounting Standards

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017‑09, Compensation – Stock Compensation (Topic 718) (“ASU 2017-09”). ASU 2017-09 provides clarity about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company did not modify any share-based payment awards, thus, the impact of adopting the new standard, effective January 1, 2018, had no impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018‑02, Income Statement-Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments of this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Public Law 115-97, commonly known as the Tax Cuts and Jobs Act. The Company elected to adopt ASU 2018-02 and, as a result, reclassified $194,000 from accumulated other comprehensive income to retained earnings as of January 1, 2018. The reclassification impacted the consolidated balance sheet and the consolidated statement of shareholders’ equity as of and for the nine months ended September 30, 2018.

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

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842) (“ASU 2016‑02”). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities will be required to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements which provides an optional transition method to adopt the new requirements of ASU 2016-02 as of the adoption date with no adjustment to the presentation or disclosure of comparative prior periods included in the financial statement in the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2019 and interim reporting periods beginning after December 15, 2020. The Company’s assets and liabilities will increase based on the present value of the remaining lease payments for leases in place at the adoption date; however, this is not expected to be significant to the Company’s results of operations. The Company is evaluating the impact these new standards will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016‑05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016‑05”). The new guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for fiscal years beginning after December 15, 2017 and interim reporting periods beginning after December 15, 2018. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016‑09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016‑09”). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. This guidance is effective for fiscal years beginning after December 15, 2017 and interim reporting periods beginning after December 31, 2018. The adoption of this ASU will not have a significant impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments of this ASU modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income Available to Common Shareholders	$6,463	$4,675	$19,159	$13,555
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	30,059,374	24,600,731	28,640,601	24,593,524
Stock Options	430,274	219,208	430,274	219,208
Weighted Average Common Stock Outstanding (Dilutive)	30,489,648	24,819,939	29,070,876	24,812,732

Basic Earnings per Common Share	$0.22	$0.19	$0.67	$0.55
Diluted Earnings per Common Share	0.21	0.19	0.66	0.55

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at September 30, 2018 and December 31, 2017:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$14,848	$—	$(32)	$14,816
Municipal Bonds	117,495	518	(2,071)	115,942
Mortgage-Backed Securities	48,918	2	(2,376)	46,544
Corporate Securities	14,975	26	(195)	14,806
SBA Securities	49,650	10	(982)	48,678
Total Securities Available for Sale	$245,886	$556	$(5,656)	$240,786

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$115,784	$3,005	$(469)	$118,320
Mortgage-Backed Securities	61,945	11	(1,275)	60,681
Corporate Securities	5,052	80	(25)	5,107
SBA Securities	45,368	242	(227)	45,383
Total Securities Available for Sale	$228,149	$3,338	$(1,996)	$229,491

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2018
U.S. Treasury Securities	$14,816	(32)	—	—	$14,816	$(32)
Municipal Bonds	61,107	(1,054)	22,927	(1,017)	84,034	(2,071)
Mortgage-Backed Securities	10,104	(437)	36,194	(1,939)	46,298	(2,376)
Corporate Securities	9,514	(113)	1,965	(82)	11,479	(195)
SBA Securities	37,734	(687)	8,847	(295)	46,581	(982)
Total Securities Available for Sale	$133,275	$(2,323)	$69,933	$(3,333)	$203,208	$(5,656)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2017
Municipal Bonds	$15,043	$(89)	$21,111	$(380)	$36,154	$(469)
Mortgage-Backed Securities	16,046	(105)	41,800	(1,170)	57,846	(1,275)
Corporate Securities	—	—	2,028	(25)	2,028	(25)
SBA Securities	15,634	(189)	3,775	(38)	19,409	(227)
Total Securities Available for Sale	$46,723	$(383)	$68,714	$(1,613)	$115,437	$(1,996)

At September 30, 2018, 252 debt securities had unrealized losses with aggregate depreciation of approximately 2% from the Company’s amortized cost basis. At December 31, 2017, 133 debt securities had unrealized losses with aggregate depreciation of approximately 1% from the Company’s amortized cost basis. These unrealized losses relate principally to changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold debt securities for the foreseeable future, no declines were deemed to be other than temporary as of September 30, 2018.

The following is a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of September 30, 2018. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed and SBA securities because borrowers may have the right to call or prepay obligations without penalties.

September 30, 2018	Amortized Cost	Fair Value
Due in One Year or Less	$1,170	$1,171
Due After One Year Through Five Years	27,127	27,117
Due After Five Years Through 10 Years	49,221	48,887
Due After 10 Years	69,800	68,389
Subtotal	147,318	145,564
Mortgage-Backed Securities	48,918	46,544
SBA Securities	49,650	48,678
Totals	$245,886	$240,786

As of September 30, 2018, the securities portfolio was completely unencumbered. To increase on-balance sheet liquidity, all securities previously pledged to secure public deposits had the designation removed and an alternative means of permissible collateralization was utilized, primarily Federal Home Loan Bank letters of credit. As of

December 31, 2017, the amortized cost and fair value of securities pledged to secure public deposits and for other purposes required or permitted by law were $79,400 and $81,639, respectively.

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Proceeds From Sales of Securities	$10,640	$8,625	$21,590	$15,249
Gross Gains on Sales	237	90	289	229
Gross Losses on Sales	(286)	(75)	(397)	(280)

Note 4: Loans

The following table presents the components of loans at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Commercial	$235,502	$217,753
Construction and Land Development	187,919	130,586
Real Estate Mortgage:
1-4 Family Mortgage	224,124	195,707
Multifamily	389,511	317,872
CRE Owner Occupied	65,905	65,909
CRE Non-owner Occupied	492,499	415,034
Total Real Estate Mortgage Loans	1,172,039	994,522
Consumer and Other	4,504	4,252
Total Loans, Gross	1,599,964	1,347,113
Allowance for Loan Losses	(18,949)	(16,502)
Net Deferred Loan Fees	(4,308)	(4,104)
Total Loans, Net	$1,576,707	$1,326,507

The following table presents the activity in the allowance for loan losses, by segment, for the three months ended September 30, 2018 and 2017:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Three Months Ended September 30, 2018	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$2,248	$1,965	$2,567	$3,552	$823	$5,611	$57	$843	$17,666
Provision for Loan Losses	362	244	(47)	757	—	127	8	(176)	1,275
Loans Charged-off	—	(1)	—	—	—	—	(10)	—	(11)
Recoveries of Loans	1	—	16	—	—	—	2	—	19
Total Ending Allowance Balance	$2,611	$2,208	$2,536	$4,309	$823	$5,738	$57	$667	$18,949

Three Months Ended September 30, 2017
Allowance for Loan Losses:
Beginning Balance	$1,542	$1,604	$2,102	$2,057	$1,131	$4,349	$73	$1,195	$14,053
Provision for Loan Losses	384	(91)	(79)	284	(28)	460	4	266	1,200
Loans Charged-off	—	—	—	—	—	(37)	(10)	—	(47)
Recoveries of Loans	—	—	12	—	—	—	1	—	13
Total Ending Allowance Balance	$1,926	$1,513	$2,035	$2,341	$1,103	$4,772	$68	$1,461	$15,219

The following table presents the activity in the allowance for loan losses, by segment, for the nine months ended September 30, 2018 and 2017:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Nine Months Ended September 30, 2018	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$2,435	$1,892	$2,317	$3,170	$956	$5,087	$60	$585	$16,502
Provision for Loan Losses	153	674	190	1,139	(133)	651	19	82	2,775
Loans Charged-off	—	(358)	—	—	—	—	(26)	—	(384)
Recoveries of Loans	23	—	29	—	—	—	4	—	56
Total Ending Allowance Balance	$2,611	$2,208	$2,536	$4,309	$823	$5,738	$57	$667	$18,949

Nine Months Ended September 30, 2017
Allowance for Loan Losses:
Beginning Balance	$1,315	$1,379	$2,410	$1,568	$1,160	$3,323	$78	$1,100	$12,333
Provision for Loan Losses	610	132	(408)	773	(57)	1,560	4	361	2,975
Loans Charged-off	(1)	—	—	—	—	(111)	(18)	—	(130)
Recoveries of Loans	2	2	33	—	—	—	4	—	41
Total Ending Allowance Balance	$1,926	$1,513	$2,035	$2,341	$1,103	$4,772	$68	$1,461	$15,219

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of September 30, 2018 and December 31, 2017:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Allowance for Loan Losses at September 30, 2018	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Individually Evaluated for Impairment	$14	$—	$42	$—	$22	$—	$—	$—	$78
Collectively Evaluated for Impairment	2,597	2,208	2,494	4,309	801	5,738	57	667	18,871
Totals	$2,611	$2,208	$2,536	$4,309	$823	$5,738	$57	$667	$18,949

Allowance for Loan Losses at December 31, 2017
Individually Evaluated for Impairment	$14	$—	$57	$14	$24	$—	$—	$—	$109
Collectively Evaluated for Impairment	2,421	1,892	2,260	3,156	932	5,087	60	585	16,393
Totals	$2,435	$1,892	$2,317	$3,170	$956	$5,087	$60	$585	$16,502

		Construction			CRE	CRE
		and Land	1-4 Family		Owner	Non‑owner	Consumer
Loans at September 30, 2018	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Individually Evaluated for Impairment	$14	$206	$1,876	$65	$650	$—	$63	$2,874
Collectively Evaluated for Impairment	235,488	187,713	222,248	389,446	65,255	492,499	4,441	1,597,090
Totals	$235,502	$187,919	$224,124	$389,511	$65,905	$492,499	$4,504	$1,599,964

Loans at December 31, 2017
Individually Evaluated for Impairment	$14	$583	$1,693	$66	$2,165	$—	$75	$4,596
Collectively Evaluated for Impairment	217,739	130,003	194,014	317,806	63,744	415,034	4,177	1,342,517
Totals	$217,753	$130,586	$195,707	$317,872	$65,909	$415,034	$4,252	$1,347,113

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Construction and Land Development	$206	$821	$—	$583	$833	$—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	157	157	—	508	515	—
1st REM - 1-4 Family	371	371	—	125	125	—
1st REM - Rentals	966	966	—	726	726	—
Multifamily	65	65	—	—	—	—
CRE Owner Occupied	493	493	—	2,006	2,023	—
Consumer and Other	63	82	—	75	92	—
Totals	2,321	2,955	—	4,023	4,314	—

Loans With An Allowance for Loan Losses:
Commercial	14	14	14	14	14	14
Construction and Land Development	—	—	—	—	—	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	319	336	13	—	—	—
LOCs and 2nd REM - Rentals	63	63	29	64	64	47
1st REM - Rentals	—	—	—	270	270	10
Multifamily	—	—	—	66	66	14
CRE Owner Occupied	157	157	22	159	159	24
Totals	553	570	78	573	573	109
Grand Totals	$2,874	$3,525	$78	$4,596	$4,887	$109

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$—	—	200	8	$—	—	1,403	51
Construction and Land Development	214	—	738	2	217	—	740	5
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	$157	2	635	4	$159	7	639	11
1st REM - 1-4 Family	372	3	452	—	376	8	681	—
1st REM - Rentals	971	12	929	10	981	36	976	35
Multifamily	65	1	—	—	65	2	—	—
CRE Owner Occupied	501	7	1,844	16	512	21	1,437	43
Consumer and Other	64	—	—	—	67	—	—	—
Totals	2,344	25	4,798	40	2,377	74	5,876	145

Loans With An Allowance for Loan Losses:
Commercial	14	—	—	—	14	—	—	—
Construction and Land Development	—	—	10	—	—	—	10	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	322	—	—	—	328	—	—	—
LOCs and 2nd REM - Rentals	64	1	65	1	64	2	65	2
1st REM - Rentals	—	—	275	5	—	—	278	10
Multifamily	—	—	66	1	—	—	66	2
CRE Owner Occupied	158	2	160	2	158	5	161	4
Consumer and Other	—	—	80	—	—	—	83	2
Totals	558	3	656	9	564	7	663	20
Grand Totals	$2,902	$28	$5,454	$49	$2,941	$81	$6,539	$165

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

The following tables present the risk category of loans by loan segment as of September 30, 2018 and December 31, 2017, based on the most recent analysis performed by management:

	September 30, 2018
	Pass	Watch	Substandard	Total
Commercial	$234,869	$615	$18	$235,502
Construction and Land Development	185,197	2,516	206	187,919
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,498	587	—	31,085
1st REM - 1-4 Family	37,800	618	371	38,789
LOCs and 2nd REM - Rentals	11,208	—	539	11,747
1st REM - Rentals	139,499	2,038	966	142,503
Multifamily	389,446	—	65	389,511
CRE Owner Occupied	58,162	5,216	2,527	65,905
CRE Non-owner Occupied	489,276	3,223	—	492,499
Consumer and Other	4,441	—	63	4,504
Totals	$1,580,396	$14,813	$4,755	$1,599,964

	December 31, 2017
	Pass	Watch	Substandard	Total
Commercial	$217,739	$—	$14	$217,753
Construction and Land Development	130,003	—	583	130,586
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,238	—	347	28,585
1st REM - 1-4 Family	33,219	—	125	33,344
LOCs and 2nd REM - Rentals	13,409	—	225	13,634
1st REM - Rentals	118,891	—	1,253	120,144
Multifamily	317,806	—	66	317,872
CRE Owner Occupied	63,290	—	2,619	65,909
CRE Non-owner Occupied	409,533	5,501	—	415,034
Consumer and Other	4,177	—	75	4,252
Totals	$1,336,305	$5,501	$5,307	$1,347,113

The following tables present the aging of the recorded investment in past due loans by loan segment as of September 30, 2018 and December 31, 2017:

	Accruing Interest
		30-89 Days	90 Days or
September 30, 2018	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$235,477	$12	$—	$13	$235,502
Construction and Land Development	187,713	—	—	206	187,919
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,766	—	—	319	31,085
1st REM - 1-4 Family	38,672	—	—	117	38,789
LOCs and 2nd REM - Rentals	11,747	—	—	—	11,747
1st REM - Rentals	142,503	—	—	—	142,503
Multifamily	389,511	—	—	—	389,511
CRE Owner Occupied	65,905	—	—	—	65,905
CRE Non-owner Occupied	492,499	—	—	—	492,499
Consumer and Other	4,441	—	—	63	4,504
Totals	$1,599,234	$12	$—	$718	$1,599,964

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2017	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$217,734	$10	$—	$9	$217,753
Construction and Land Development	130,003	—	—	583	130,586
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,238	—	—	347	28,585
1st REM - 1-4 Family	33,219	—	—	125	33,344
LOCs and 2nd REM - Rentals	13,474	160	—	—	13,634
1st REM - Rentals	119,876	268	—	—	120,144
Multifamily	317,872	—	—	—	317,872
CRE Owner Occupied	65,686	223	—	—	65,909
CRE Non-owner Occupied	415,034	—	—	—	415,034
Consumer and Other	4,174	3	—	75	4,252
Totals	$1,345,310	$664	$—	$1,139	$1,347,113

At September 30, 2018, there were four loans classified as troubled debt restructurings with a current outstanding balance of $569,000. In comparison, at December 31, 2017, there were nine loans classified as troubled debt restructurings with an outstanding balance of $3.0 million. There were no new loans classified as troubled debt restructurings during the nine month period ended September 30, 2018 and no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the nine months ended September 30, 2018.

Note 5: Deposits

The following table presents the composition of deposits at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Transaction Deposits	$517,747	$469,831
Savings and Money Market Deposits	416,140	369,942
Time Deposits	290,887	292,096
Brokered Deposits	254,314	207,481
Totals	$1,479,088	$1,339,350

Note 6: Subordinated Debentures

On July 12, 2017, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors (the “Purchasers”) whereby the Company sold and issued $25.0 million in aggregate principal amount of fixed-to-floating subordinated notes due 2027 (the “Notes”). The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. Issuance costs were $516,000 and have been netted against Subordinated Debt on the consolidated balance sheets. These costs are being amortized over five years, which represents the period from issuance to the first redemption date of July 15, 2022. Total amortization expense for the three and nine months ended September 30, 2018 was $26,000 and $77,000, respectively, with $396,000 remaining to be amortized as of September 30, 2018. Total amortization expense for the three and nine months ended September 30, 2017 was $17,000, with $499,000 remaining to be amortized as of September 30, 2017.

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

The following commitments were outstanding at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Unfunded Commitments Under Lines of Credit	$444,841	$309,513
Letters of Credit	78,960	64,546
Totals	$523,801	$374,059

Legal Contingencies

Neither the Company nor any of its subsidiaries is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Bank’s business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

Note 8: Stock Options

In 2017, the Company approved the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, and employees for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the Plan. The exercise price of each option equals the estimated market value of the Company’s stock on the date of grant and an option’s maximum term is ten years and a vesting period of five years. As of September 30, 2018, there were 595,000 unissued shares of the Company’s common stock authorized for option grants under the 2017 Plan.

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

	September 30,
	2018
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	20.23%
Risk-Free Interest Rate	2.81%

The following table presents a summary of the status of the Company’s stock option plans for the nine months ended September 30, 2018:

	September 30, 2018
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,721,000	$5.68
Granted	75,000	12.64
Exercised	—	—
Forfeitures	(6,000)	7.47
Outstanding at Period End	1,790,000	$5.96

Options Exercisable at Period End	551,000	$2.85

For the three months ended September 30, 2018 and 2017, the Company recognized compensation expense for stock options of $199 and $52, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized compensation expense for stock options of $588 and $156, respectively.

The following table presents information pertaining to options outstanding at September 30, 2018:

	Options Outstanding				Options Exercisable
	Number	Remaining			Number
Exercise Price	Outstanding	Contractual Life		Exercise Price	Outstanding
$1.65	15,000	3.1	Years	$1.65	15,000
2.13	90,000	4.5	Years	2.13	90,000
3.00	520,000	5.3	Years	3.00	416,000
3.58	50,000	6.3	Years	3.58	30,000
7.47	1,040,000	9.0	Years	7.47	—
7.78	5,000	9.3	Years	7.78	—
13.22	25,000	9.6	Years	13.22	—
12.86	45,000	9.9	Years	12.86
Totals	1,790,000	7.3	Years	$5.96	$551,000

As of September 30, 2018, there was $2,667 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2017 Plan that is expected to be recognized over a period of five years.

The following is an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the nine months ended September 30, 2018:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2017	1,302,000	$2.55
Granted	75,000	3.83
Vested	(132,000)	1.49
Forfeited	(6,000)	2.80
Nonvested Options at September 30, 2018	1,239,000	$2.74

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

The following tables present the Company and the Bank’s capital amounts and ratios as of September 30, 2018 and December 31, 2017:

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$254,675	14.84%	$137,496	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	210,762	12.28	103,122	6.00	N/A	N/A
Common Equity Tier 1 Capital	210,762	12.28	77,341	4.50	N/A	N/A
Leverage Ratio	210,762	11.61	72,613	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$221,463	12.95%	$136,856	8.00%	$171,070	10.00%
Tier 1 Risk-Based Capital	202,154	11.82	102,642	6.00	136,856	8.00
Common Equity Tier 1 Capital	202,154	11.82	76,982	4.50	111,196	6.50
Leverage Ratio	202,154	11.16	72,448	4.00	90,560	5.00

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$173,848	12.46%	$111,638	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	132,459	9.49	83,729	6.00	N/A	N/A
Common Equity Tier 1 Capital	132,459	9.49	62,797	4.50	N/A	N/A
Leverage Ratio	132,459	8.38	63,264	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$171,805	12.37%	$111,134	8.00%	$138,918	10.00%
Tier 1 Risk-Based Capital	154,943	11.15	83,351	6.00	111,134	8.00
Common Equity Tier 1 Capital	154,943	11.15	62,513	4.50	90,297	6.50
Leverage Ratio	154,943	9.83	63,060	4.00	78,825	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Securities Available for Sale:
U.S. Treasury Securities	$14,816	$—	$—	$14,816
Municipal Bonds	—	115,942	—	115,942
Mortgage-Backed Securities	—	46,544	—	46,544
Corporate Securities	1,300	13,506	—	14,806
SBA Securities	—	48,678	—	48,678
Interest Rate Swap	—	499	—	499
Totals	$16,116	$225,169	$—	$241,285

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Securities Available for Sale:
Municipal Bonds	$—	$118,320	$—	$118,320
Mortgage-Backed Securities	—	60,681	—	60,681
Corporate Securities	—	5,107	—	5,107
SBA Securities	—	45,383	—	45,383
Interest Rate Swap	—	344	—	344
Totals	$—	$229,835	$—	$229,835

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

Interest Rate Swap

Interest rate swaps are traded in over-the-counter markets where quoted market prices are not readily available. For those interest rate swaps, fair value is determined using internally developed models of a third party that uses primarily market observable inputs, such as yield curves and option volatilities, and accordingly are valued using Level 2 inputs.

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets for the periods ended September 30, 2018 and December 31, 2017:

	September 30, 2018
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$475	$—	$422
Totals	$—	$475	$—	$422

	December 31, 2017
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$464	$—	$109
Totals	$—	$464	$—	$109

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

The following tables present the carrying amount and estimated fair values of financial instruments at September 30, 2018 and December 31, 2017:

	September 30, 2018
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$21,537	$21,537	$—	$—	$21,537
Bank-Owned Certificates of Deposit	3,305	—	3,280	—	3,280
Securities Available for Sale	240,786	16,116	224,670	—	240,786
FHLB Stock, at Cost	7,814	—	7,814	—	7,814
Loans, Net	1,576,707	—	1,574,829	—	1,574,829
Accrued Interest Receivable	6,400	—	6,400	—	6,400
Interest Rate Swap	499	—	499	—	499

Financial Liabilities:
Deposits	$1,479,088	$—	$1,472,714	$—	$1,472,714
Federal Funds Purchased	53,000	—	53,000	—	53,000
Notes Payable	15,500	—	15,484	—	15,484
FHLB Advances	94,000	—	92,572	—	92,572
Subordinated Debentures	24,604	—	25,031	—	25,031
Accrued Interest Payable	1,230	—	1,230	—	1,230

	December 31, 2017
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$23,725	$23,725	$—	$—	$23,725
Bank-Owned Certificates of Deposit	3,072	—	3,075	—	3,075
Securities Available for Sale	229,491	—	229,491	—	229,491
FHLB Stock, at Cost	5,147	—	5,147	—	5,147
Loans, Net	1,326,507	—	1,323,495	—	1,323,495
Accrued Interest Receivable	5,342	—	5,342	—	5,342
Interest Rate Swap	344	—	344	—	344

Financial Liabilities:
Deposits	$1,339,350	$—	$1,340,109	$—	$1,340,109
Federal Funds Purchased	23,000	—	23,000	—	23,000
Notes Payable	17,000	—	17,024	—	17,024
FHLB Advances	68,000	—	67,282	—	67,282
Subordinated Debentures	24,527	—	25,090	—	25,090
Accrued Interest Payable	1,408	—	1,408	—	1,408

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

Off-balance-sheet instruments – Fair values of the Company’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and was not material at September 30, 2018 and December 31, 2017.

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

Note 11: Subsequent Events

On October 25, 2018, the Company entered into Exchange Agreements (the “Exchange Agreements”) with Castle Creek Capital Partners V, LP (“Castle Creek”), EJF Sidecar Fund, Series LLC – Series E and Endeavour Regional Bank Opportunities Fund II LP (collectively, the “Investors”), providing for the exchange of a total of 2,823,542 shares of the Company’s non-voting common stock, par value $0.01 per share (“Non-Voting Common Stock”), for 2,823,542 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). The Non-Voting Common Stock was originally issued to the Investors in private placement transactions that were completed in 2015 and 2016, and was issued to enable the equity ownership of the Investors to comply with applicable banking laws and regulations. The Exchange Agreements contain customary representations, warranties and covenants made by each of the Investors and the Company.

A member of the Company’s board of directors, David J. Volk, is a principal at Castle Creek Capital V LLC, which is the sole general partner of Castle Creek.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2018. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s prospectus filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018, pursuant to Rule 424(b)(4) under the Securities Act of 1933.

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

Overview

Bridgewater Bancshares, Inc. (the “Company”) is a financial holding company headquartered in Bloomington, Minnesota with two wholly-owned subsidiaries, Bridgewater Bank (the “Bank”) and Bridgewater Risk Management, Inc., a captive insurance entity. The Bank has formed two wholly owned subsidiaries: BWB Holdings, LLC, for the purpose of holding repossessed property; and Bridgewater Investment Management, Inc., for the purpose of holding certain municipal securities and to engage in municipal lending activities. The Bank has seven full-service offices located in Bloomington, Greenwood, Minneapolis (2), St. Louis Park, Orono, and St. Paul, Minnesota. The principal sources of funds for loans and investments are transaction, savings, time, and other deposits, and short-term and long-term borrowings. The Company’s principal sources of income are interest and fees collected on loans, interest and dividends earned on investment securities and service charges. The Company’s principal expenses are interest paid on deposit accounts and borrowings, employee compensation and other overhead expenses.  The Company’s simple, efficient business model of providing responsive support and unconventional experiences to clients continues to be the underlying principle that drives the Company’s profitable growth.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. The collection of all amounts due according to original contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. An impaired loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price, or the fair value of the underlying collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral dependent.

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

The fair values of investment securities are generally determined by various pricing models. The Company evaluates the methodologies used to develop the resulting fair values. The Company performs a semi-annual analysis on the pricing of investment securities to ensure that the prices represent reasonable estimates of fair value. The procedures include initial and ongoing reviews of pricing methodologies and trends. The Company seeks to ensure prices represent reasonable estimates of fair value through the use of broker quotes, current sales transactions from the portfolio and pricing techniques, which are based on the net present value of future expected cash flows discounted at a rate of return market participants would require. As a result of this analysis, if the Company determines there is a more appropriate fair value, the price is adjusted accordingly.

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

Operating Results Overview

The following table summarizes certain key financial results for the periods indicated:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Per Common Share Data (1)
Basic Earnings Per Share	$0.22	$0.19	$0.67	$0.55
Diluted Earnings Per Share	0.21	0.19	0.66	0.55
Book Value Per Share	7.01	5.43
Tangible Book Value Per Share (2)	6.89	5.27
Basic Weighted Average Shares Outstanding	30,059,374	24,600,731	28,640,601	24,593,524
Diluted Weighted Average Shares Outstanding	30,489,648	24,819,939	29,070,876	24,812,732
Shares Outstanding at Period End	30,059,374	24,629,861

Selected Performance Ratios
Return on Average Assets (Annualized)	1.41%	1.23%	1.49%	1.29%
Return on Average Common Equity (Annualized)	12.28	14.07	13.70	14.44
Return on Average Tangible Common Equity (Annualized) (2)	12.51	14.50	13.99	14.91
Yield on Interest Earning Assets	4.92	4.77	4.85	4.74
Yield on Total Loans, Gross	5.25	5.13	5.22	5.08
Cost of Interest Bearing Liabilities	1.73	1.24	1.54	1.16
Cost of Total Deposits	1.19	0.81	1.05	0.78
Net Interest Margin (3)	3.71	3.89	3.76	3.93
Efficiency Ratio (2)	42.7	40.3	41.5	39.9
Noninterest Expense to Average Assets (Annualized)	1.64	1.61	1.60	1.58
Loan to Deposit Ratio	108.2	98.2
Core Deposits to Total Deposits	76.6	76.6
Tangible Common Equity to Tangible Assets (2)	11.01	8.36

(1)	Includes shares of our common stock and our non-voting common stock.
(2)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21% for 2018 and 35% for 2017.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	September 30,	September 30,
(dollars in thousands)	2018	2017	% Change
Selected Balance Sheet Data
Total Assets	$1,885,793	$1,556,665	21.1%
Total Loans, Gross	1,599,964	1,271,962	25.8
Allowance for Loan Losses	18,949	15,219	24.5
Goodwill and Other Intangibles	3,726	3,916	(4.9)

Deposits	1,479,088	1,294,748	14.2
Tangible Common Equity (1)	207,126	129,759	59.6
Total Shareholders' Equity	210,852	133,675	57.7
Average Total Assets - Quarter-to-Date	1,816,485	1,505,307	20.7
Average Common Equity - Quarter-to-Date	208,773	131,862	58.3

(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended			For the Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Selected Income Statement Data
Interest Income	$22,136	17,384	27.3%	$61,238	$47,770	28.2%
Interest Expense	5,502	3,323	65.6	13,942	8,446	65.1
Net Interest Income	16,634	14,061	18.3	47,296	39,324	20.3
Provision for Loan Losses	1,275	1,200	6.3	2,775	2,975	(6.7)
Net Interest Income after Provision for Loan Losses	15,359	12,861	19.4	44,521	36,349	22.5
Noninterest Income	814	987	(17.5)	1,686	1,953	(13.7)
Noninterest Expense	7,526	6,109	23.2	20,522	16,634	23.4
Income Before Income Taxes	8,647	7,739	11.7	25,685	21,668	18.5
Provision for Income Taxes	2,184	3,064	(28.7)	6,526	8,113	(19.6)
Net Income	$6,463	$4,675	38.2	$19,159	$13,555	41.3

Discussion and Analysis of Results of Operations

Net Income

Net income was $6.5 million for the third quarter of 2018, a 38.2% increase over net income of $4.7 million for the third quarter of 2017. Net income per diluted common share for the third quarter of 2018 was $0.21, a 12.5% increase, compared to $0.19 per diluted common share for the same period in 2017. Net income was $19.2 million for the nine months ended September 30, 2018, a 41.3% increase over net income of $13.6 million for the nine months ended September 30, 2017. Net income per diluted common share for the nine months ended September 30, 2018 was $0.66, a 20.6% increase, compared to $0.55 per diluted common share for the nine months ended September 30, 2017.

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

Average Balances and Yields

The following tables show, for the three and nine months ended September 30, 2018 and 2017, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	September 30, 2018			September 30, 2017
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$23,822	$72	1.20%	$40,480	$110	1.08%
Investment Securities:
Taxable Investment Securities	132,197	839	2.52	102,592	491	1.90
Tax-Exempt Investment Securities (1)	116,042	1,204	4.12	130,772	1,610	4.88
Total Investment Securities	248,239	2,043	3.27	233,364	2,101	3.57
Loans (2)	1,526,765	20,207	5.25	1,214,501	15,707	5.13
Federal Home Loan Bank Stock	6,619	67	4.02	3,772	29	3.05
Total Interest Earning Assets	1,805,445	22,389	4.92%	1,492,117	17,947	4.77%
Noninterest Earning Assets	11,040			13,190
Total Assets	$1,816,485			$1,505,307
Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	171,923	165	0.38%	178,074	97	0.22%
Savings and Money Market Deposits	398,092	1,373	1.37	302,885	619	0.81
Time Deposits	295,320	1,490	2.00	288,782	1,117	1.53
Brokered Deposits	241,355	1,294	2.13	193,587	758	1.55
Federal Funds Purchased	27,391	147	2.13	3,420	10	1.16
Notes Payable	15,500	144	3.69	17,500	162	3.67
FHLB Advances	89,652	488	2.16	53,217	212	1.58
Subordinated Debentures	24,595	401	6.47	21,562	348	6.40
Total Interest Bearing Liabilities	1,263,828	5,502	1.73%	1,059,027	3,323	1.24%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	335,483			307,361
Other Noninterest Bearing Liabilities	8,401			7,057
Total Noninterest Bearing Liabilities	343,884			314,418
Shareholders' Equity	208,773			131,862
Total Liabilities and Shareholders' Equity	$1,816,485			$1,505,307
Net Interest Income / Interest Rate Spread		16,887	3.19%		14,624	3.53%
Net Interest Margin (3)			3.71%			3.89%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(253)			(563)
Net Interest Income		$16,634			$14,061

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21% in 2018 and 35% in 2017.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)

Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Nine Months Ended
	September 30, 2018			September 30, 2017
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$23,540	$188	1.07%	$26,537	$180	0.91%
Investment Securities:
Taxable Investment Securities	125,668	1,960	2.09	99,280	1,342	1.81
Tax-Exempt Investment Securities (1)	117,284	3,634	4.14	132,556	4,772	4.81
Total Investment Securities	242,952	5,594	3.08	231,836	6,114	3.53
Loans (2)	1,436,152	56,055	5.22	1,132,217	43,060	5.08
Federal Home Loan Bank Stock	5,837	165	3.78	4,111	86	2.80
Total Interest Earning Assets	1,708,481	62,002	4.85%	1,394,701	49,440	4.74%
Noninterest Earning Assets	11,410			11,931
Total Assets	$1,719,891			$1,406,632
Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	178,518	438	0.33%	156,532	273	0.23%
Savings and Money Market Deposits	366,198	3,006	1.10	266,964	1,503	0.75
Time Deposits	299,566	4,099	1.83	285,721	3,212	1.50
Brokered Deposits	220,733	3,310	2.00	174,633	1,909	1.46
Federal Funds Purchased	22,743	321	1.89	15,535	119	1.02
Notes Payable	16,000	442	3.69	18,000	497	3.69
FHLB Advances	78,212	1,159	1.98	52,454	585	1.49
Subordinated Debentures	24,570	1,167	6.35	7,267	348	6.40
Total Interest Bearing Liabilities	1,206,540	13,942	1.54%	977,106	8,446	1.16%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	317,437			300,313
Other Noninterest Bearing Liabilities	8,965			3,674
Total Noninterest Bearing Liabilities	326,402			303,987
Shareholders' Equity	186,949			125,539
Total Liabilities and Shareholders' Equity	$1,719,891			$1,406,632
Net Interest Income / Interest Rate Spread		48,060	3.31%		40,994	3.58%
Net Interest Margin (3)			3.76%			3.93%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(764)			(1,670)
Net Interest Income		$47,296			$39,324

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21% in 2018 and 35% in 2017.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)

Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following tables show the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percentage changes in average volume and average rate as they compare to each other. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, and for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

	Three Months Ended September 30, 2018
	Compared with
	Three Months Ended September 30, 2017
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	(45)	7	(38)
Investment Securities:
Taxable Investment Securities	142	206	348
Tax Exempt Investment Securities	(181)	(225)	(406)
Total Securities	(39)	(19)	(58)
Loans	4,038	462	4,500
Federal Home Loan Bank Stock	22	16	38
Total Interest Earning Assets	$3,976	$466	$4,442

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	(3)	71	68
Savings and Money Market Deposits	195	559	754
Time Deposits	25	348	373
Brokered Deposits	187	349	536
Federal Funds Purchased	70	67	137
Notes Payable	(19)	1	(18)
FHLB Advances	145	131	276
Subordinated Debentures	49	4	53
Total Interest Bearing Liabilities	649	1,530	2,179
Net Interest Income	$3,327	$(1,064)	$2,263

	Nine Months Ended September 30, 2018
	Compared with
	Nine Months Ended September 30, 2017
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	(20)	28	8
Investment Securities:
Taxable Investment Securities	357	261	618
Tax Exempt Investment Securities	(550)	(588)	(1,138)
Total Securities	(193)	(327)	(520)
Loans	11,559	1,436	12,995
Federal Home Loan Bank Stock	36	43	79
Total Interest Earning Assets	$11,382	$1,180	$12,562

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	38	127	165
Savings and Money Market Deposits	559	944	1,503
Time Deposits	156	731	887
Brokered Deposits	504	897	1,401
Federal Funds Purchased	55	147	202
Notes Payable	(55)	—	(55)
FHLB Advances	287	287	574
Subordinated Debentures	829	(10)	819
Total Interest Bearing Liabilities	2,373	3,123	5,496
Net Interest Income	$9,009	$(1,943)	$7,066

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Third Quarter of 2018 Compared to Third Quarter of 2017

Net interest income was $16.6 million for the third quarter of 2018, an increase of $2.6 million, or 18.3%, compared to $14.1 million for the third quarter of 2017. The increase in net interest income was largely attributable to growth in average interest earning assets, particularly strong organic growth in the loan portfolio.

Net interest margin (on a fully tax-equivalent basis) for the third quarter of 2018 was 3.71%, compared to 3.89% for the third quarter of 2017, a decrease of 18 basis points. While net interest margin has benefitted from the repricing of variable-rate loans and the origination of new loans at higher rates, this was offset by increased balances and rates on non-core deposits and borrowings. Furthermore, the lower statutory federal tax rate reduced the net interest income tax equivalent adjustment by six basis points.

Average interest earning assets for the third quarter of 2018 increased $313.3 million, or 21.0%, to $1.81 billion from $1.49 billion for the third quarter of 2017. This increase in average interest earning assets was due to continued organic growth in the loan portfolio as a result of increased loan production. Average interest bearing liabilities increased $204.8 million, or 19.3%, to $1.26 billion for the third quarter of 2018, from $1.06 billion for the third quarter of 2017. The increase in average interest bearing liabilities was due to an increase in interest bearing deposits, federal funds purchased and FHLB advances.

Average interest earning assets produced a tax-equivalent yield of 4.92% for the third quarter of 2018, compared to 4.77% for the third quarter of 2017. The average rate paid on interest bearing liabilities was 1.73% for the third quarter of 2018, compared to 1.24% for the third quarter of 2017.

Interest Income. Total interest income on a tax-equivalent basis was $22.4 million for the third quarter of 2018, compared to $17.9 million for the third quarter of 2017. The $4.4 million, or 24.8%, increase in total interest income on a tax-equivalent basis was primarily due to organic growth in the loan portfolio.

Interest income on loans for the third quarter of 2018 was $20.2 million, compared to $15.7 million for the third quarter of 2017. The $4.5 million, or 28.6%, increase was due to a 25.7% increase in the average balance of loans outstanding and a 12 basis point increase in the average yield on loans. The increase in the average balance of loans outstanding was due to organic loan growth. The increase in yield on the loan portfolio resulted primarily from repricing of variable-rate loans and new loan production at yields accretive to the existing portfolio yield. Interest income on the investment securities portfolio on a fully-tax equivalent basis decreased $58,000, or 2.8%, during the third quarter of 2018 compared to the third quarter of 2017 despite a $14.9 million increase in average balances between the periods.

Interest Expense. Interest expense on interest bearing liabilities increased $2.2 million, or 65.6%, to $5.5 million for the third quarter of 2018, compared to $3.3 million for the third quarter of 2017, due to increases in interest rates and average balances of both deposits and borrowings.

Interest expense on deposits increased to $4.3 million for the third quarter of 2018, compared to $2.6 million for the third quarter of 2017. The $1.7 million, or 66.8%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 14.9% combined with a 48 basis point increase in the average rate paid. The increase in the average balance of deposits resulted primarily from increases in savings and money market deposits, time deposits, and brokered deposits. The increase in the average rate paid was primarily due to the impact of higher market interest rates demanded on deposits in the local and wholesale markets.

Interest expense on borrowings increased $448,000 to $1.2 million for the third quarter of 2018, compared to $732,000 for the third quarter of 2017. This increase was primarily due to increased rates and average balances of federal funds purchased and FHLB advances, offset in part by a reduction in interest expense on notes payable as a result of a decreased principal balance.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net interest income was $47.3 million for the nine months ended September 30, 2018, an increase of $8.0 million, or 20.3%, compared to $39.3 million for the nine months ended September 30, 2017. The increase in net interest income was largely attributable to growth in average interest earning assets, particularly strong organic growth in the loan portfolio.

Net interest margin (on a fully tax-equivalent basis) for the nine months ended September 30, 2018 was 3.76%, compared to 3.93% for the nine months ended September 30, 2017, a decrease of 17 basis points. While net interest margin has benefitted from the repricing of variable-rate loans and the origination of new loans at higher rates, this was offset by increased balances and rates on non-core deposits and borrowings. Furthermore, the lower statutory federal tax rate reduced the net interest income tax equivalent adjustment by six basis points.

Average interest earning assets for the nine months ended September 30, 2018 increased $313.8 million, or 22.5%, to $1.71 billion from $1.39 billion for the nine months ended September 30, 2017. This increase in average interest earning assets was due to continued organic growth in the loan portfolio as a result of increased loan production. Average interest bearing liabilities increased $229.4 million, or 23.5%, to $1.21 billion for the nine months ended September 30, 2018, from $977.1 million for the nine months ended September 30, 2017. The increase in average interest bearing liabilities was due to an increase in interest bearing deposits which was the result of improved deposit gathering efforts. Also contributing to the increase in average interest bearing liabilities was the utilization of federal funds purchased and FHLB advances as the rising rate environment continues to heighten competition for local, core deposits.

Average interest earning assets produced a tax-equivalent yield of 4.85% for the nine months ended September 30, 2018, compared to 4.74% for the nine months ended September 30, 2017. The average rate paid on interest bearing liabilities was 1.54% for the nine months ended September 30, 2018, compared to 1.16% for the nine months ended September 30, 2017.

Interest Income. Total interest income on a tax-equivalent basis was $62.0 million for the nine months ended September 30, 2018, compared to $49.4 million for the nine months ended September 30, 2017. The $12.6 million, or 25.4%, increase in total interest income on a tax-equivalent basis was primarily due to organic growth in the loan portfolio.

Interest income on loans for the nine months ended September 30, 2018 was $56.1 million, compared to $43.1 million for the nine months ended September 30, 2017. The $13.0 million, or 30.2%, increase was primarily due to a 26.8% increase in the average balance of loans outstanding and a 14 basis point increase in the average yield on loans. Interest income on the investment securities portfolio on a fully-tax equivalent basis decreased $520,000, or 8.5%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 despite a $11.1 million increase in average balances between the periods.

Interest Expense. Interest expense on interest bearing liabilities increased $5.5 million, or 65.1%, to $13.9 million for the nine months ended September 30, 2018, compared to $8.5 million for the nine months ended September 30, 2017, due to increases in interest rates and average balances of both deposits and borrowings.

Interest expense on deposits increased to $10.9 million for the nine months ended September 30, 2018, compared to $6.9 million for the nine months ended September 30, 2017. The $4.0 million, or 57.4%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 20.5% combined with a 32 basis point increase in the average rate paid.

Interest expense on borrowings increased $1.5 million to $3.1 million for the nine months ended September 30, 2018, compared to $1.5 million for the nine months ended September 30, 2017. This increase was due to increased rates and average balances of federal funds purchased, FHLB advances, and subordinated debentures, offset in part by a reduction in interest expense on notes payable as a result of a decreased principal balance.

Provision for Loan Losses

The provision for loan losses was $1.3 million for the third quarter of 2018, an increase of $75,000, compared to the provision for loan losses of $1.2 million for the third quarter of 2017. The provision increased in the third quarter of 2018 primarily due to higher loan growth in comparison to the third quarter of 2017. The provision for loan losses was $2.8 million for the nine months ended September 30, 2018, a decrease of $200,000 compared to the provision for loan losses of $3.0 million for the nine months ended September 30, 2017 primarily due to improved credit quality in the overall loan portfolio. The allowance for loan losses to total gross loans ratio was 1.18% and 1.20% as of September 30, 2018 and 2017, respectively.

A reconciliation of the Company’s allowance for loan losses for the three and nine month periods ended September 30, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance at Beginning of Period	$17,666	$14,053	$16,502	$12,333
Provision for Loan Losses	1,275	1,200	2,775	2,975
Charge-offs	(11)	(47)	(384)	(130)
Recoveries	19	13	56	41
Balance at End of Period	$18,949	$15,219	$18,949	$15,219

Noninterest Income

Noninterest income was $814,000 and $987,000 for the third quarter of 2018 and 2017, respectively, a decrease of $173,000. Noninterest income was $1.7 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $267,000. The decreases in both periods were primarily due to lower gains on sales of foreclosed assets which were partially offset by increased customer service fees related to deposit accounts due to an overall increase in the number of deposit clients, as well as increased letter of credit fees. The following table presents the major components of noninterest income for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2018	2017	(Decrease)	2018	2017	(Decrease)
Noninterest Income:
Customer Service Fees	$184	$174	$10	$539	$483	$56
Net Gain (Loss) on Sales of Securities	(49)	15	(64)	(108)	(51)	(57)
Net Gain (Loss) on Sales of Foreclosed Assets	(88)	202	(290)	(225)	352	(577)
Letter of Credit Fees	447	387	60	814	634	180
Debit Card Interchange Fees	99	101	(2)	287	293	(6)
Other Income	221	108	113	379	242	137
Totals	$814	$987	$(173)	$1,686	$1,953	$(267)

Noninterest Expense

Third Quarter of 2018 Compared to Third Quarter of 2017

Noninterest expense was $7.5 million for the third quarter of 2018, an increase of $1.4 million, or 23.2%, from $6.1 million for the third quarter of 2017. The increase was primarily driven by a $1.2 million increase in salaries and employee benefits as a result of merit increases and increased staff to meet the needs of the Company’s growth. The increase was partially offset by a decrease in professional and consulting expenses due to higher expenses incurred in the third quarter of 2017 in contemplation of the initial public offering, in comparison to the third quarter of 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Noninterest expense was $20.5 million for the nine months ended September 30, 2018, an increase of $3.9 million, or 23.4%, from $16.6 million for the nine months ended September 30, 2017. The decrease in data processing expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was the result of one-time credits provided by the data processor in the first quarter of 2018.

The following table presents the major components of noninterest expense for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2018	2017	(Decrease)	2018	2017	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$4,910	$3,685	$1,225	$13,534	$9,945	$3,589
Occupancy and Equipment	596	570	26	1,767	1,629	138
FDIC Insurance Assessment	240	15	225	675	525	150
Data Processing	167	138	29	325	464	(139)
Professional and Consulting Fees	313	769	(456)	836	1,328	(492)
Information Technology and Telecommunications	271	178	93	674	500	174
Marketing and Advertising	347	206	141	911	736	175
Intangible Asset Amortization	48	48	—	143	143	—
Other Expense	634	500	134	1,657	1,364	293
Totals	$7,526	$6,109	$1,417	$20,522	$16,634	$3,888

The Company expects future increases in noninterest expense as the Company continues investing in infrastructure to support balance sheet growth. Management remains focused on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls. Full-time equivalent employees increased from 115 at the end of the third quarter of 2017 to 139 at the end of the third quarter of 2018. The increase includes strategic hires, particularly in deposit gathering roles, as the Company continues to capitalize on M&A disruption in its market. Despite increased overhead, the Company experienced only a marginal increase in the efficiency ratio, a non-GAAP financial measure which measures operating expense as a percentage of net revenue. The efficiency ratio was 42.7% for the third quarter of 2018, compared to 40.3% for the third quarter of 2017. The efficiency ratio was 41.5% for the nine months ended September 30, 2018, compared to 39.9% for the nine months ended September 30, 2017.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the differences in the inclusion or deductibility of certain income and expenses for income tax purposes.

Income tax expense was $2.2 million for the third quarter of 2018, compared to $3.1 million for the third quarter of 2017. The effective combined federal and state income tax rate for the third quarter of 2018 was 25.3%, compared to 39.6% for the third quarter of 2017. Income tax expense was $6.5 million for the nine months ended September 30, 2018, compared to $8.1 million for the nine months ended September 30, 2018. The effective combined federal and state income tax rate for the nine months ended September 30, 2018 and 2017 was 25.4% and 37.4%, respectively. In both periods, the decrease in tax expense, despite the increase in pre-tax net income, was the result of the enactment of Public Law 115-97, commonly known as the Tax Cuts and Jobs Act, on December 22, 2017. This legislation reduced the federal corporate tax rate from 35% in periods prior to 2018 to 21% starting in 2018.

Financial Condition

Assets

Total assets at September 30, 2018 were $1.89 billion, an increase of $269.2 million, or 16.7%, over total assets of $1.62 billion at December 31, 2017, and an increase of $329.1 million, or 21.1%, over total assets of $1.56 billion at September 30, 2017.

Investment Securities Portfolio

The investment securities portfolio is used to make various term investments, maintain a source of liquidity and at times, serve as collateral for certain types of deposits. Investment balances in the investment securities portfolio are subject to change over time based on funding needs and interest rate risk management objectives. The liquidity levels take into account anticipated future cash flows and all available sources of credits and are maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.

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

Securities available for sale were $240.8 million at September 30, 2018, compared to $229.5 million at December 31, 2017, an increase of $11.3 million or 4.9%. At September 30, 2018, municipal securities represented 48.2% of the investment securities portfolio, government agency mortgage-backed securities represented 18.7% of the portfolio, SBA securities represented 20.2% of the portfolio, corporate securities represented 6.1% of the portfolio, U.S. treasury securities represented 6.2% of the portfolio, and other mortgage-backed securities represented 0.6% of the portfolio. The following table presents the amortized cost and fair value of securities available for sale, by type, at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury Securities	$14,848	$14,816	$—	$—
SBA Securities	49,650	48,678	45,368	45,383
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	6,547	6,250	7,080	6,940
Issued by FNMA and FHLMC	382	381	11,340	11,272
Other Residential Mortgage-Backed Securities	26,457	25,302	29,516	28,834
Commercial Mortgage-Backed Securities	13,982	13,061	12,121	11,748
All Other Commercial MBS	1,550	1,550	1,888	1,887
Total MBS	48,918	46,544	61,945	60,681
Municipal Securities	117,495	115,942	115,784	118,320
Corporate Securities	14,975	14,806	5,052	5,107
Total	$245,886	$240,786	$228,149	$229,491

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

Total gross loans increased $252.9 million, or 18.8%, to $1.60 billion at September 30, 2018, compared to $1.35 billion at December 31, 2017, and increased $328.0 million, or 25.8%, from $1.27 billion at September 30, 2017. The Company’s annualized loan growth for the nine months ended September 30, 2018 was 25.1%. The multifamily, construction and land development, and commercial real estate (“CRE”) nonowner occupied categories contributed most significantly to the $252.9 million growth in the nine months ended September 30, 2018. As of September 30, 2018, multifamily loans increased $71.6 million, or 22.5%, construction and land development loans increased $57.3 million, or 43.9%, and, nonowner occupied CRE loans increased $77.5, or 18.7%, when compared to December 31, 2017.

The following table details the dollar composition and percentage composition of the loan portfolio by category, at the dates indicated:

	September 30, 2018		June 30, 2018		December 31, 2017		September 30, 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$235,502	14.7%	$204,072	14.0%	$217,753	16.2%	$192,840	15.2%
Construction and Land Development	187,919	11.8	164,492	11.2	130,586	9.7	119,427	9.4
Real Estate Mortgage:
1 - 4 Family Mortgage	224,124	14.0	213,265	14.6	195,707	14.5	187,573	14.7
Multifamily	389,511	24.3	340,888	23.3	317,872	23.6	286,191	22.5
CRE Owner Occupied	65,905	4.1	65,891	4.5	65,909	4.9	59,208	4.6
CRE Nonowner Occupied	492,499	30.8	470,437	32.1	415,034	30.8	422,269	33.2
Total Real Estate Mortgage Loans	1,172,039	73.2	1,090,481	74.5	994,522	73.8	955,241	75.0
Consumer and Other	4,504	0.3	4,275	0.3	4,252	0.3	4,454	0.4
Total Loans, Gross	1,599,964	100.0%	1,463,320	100.0%	1,347,113	100.0%	1,271,962	100.0%
Allowance for Loan Losses	(18,949)		(17,666)		(16,502)		(15,219)
Net Deferred Loan Fees	(4,308)		(4,058)		(4,104)		(4,128)
Total Loans, Net	$1,576,707		$1,441,596		$1,326,507		$1,252,615

The Company’s primary focus has been on real estate mortgage lending, which constituted 73.2% of the portfolio as of September 30, 2018. The composition of the portfolio remained consistent with prior periods and although the Company expects continued growth, it does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of September 30, 2018, CRE loans totaled $1.07 billion, consisting of $492.5 million of loans secured by nonowner occupied CRE, $389.5 million of loans secured by multifamily residential properties and $187.9 million of construction and land development loans. CRE loans represented 66.9% of the total gross loan portfolio and 483.1% of the Bank’s total capital at September 30, 2018, which is comprised of Tier 1 capital plus Tier 2 capital.

The following table details maturities and sensitivity to interest rate changes for the loan portfolio at September 30, 2018 and December 31, 2017:

	As of September 30, 2018
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$111,461	$85,798	$38,243
Construction and Land Development	147,563	22,143	18,213
Real Estate Mortgage:
1 - 4 Family Mortgage	47,848	146,478	29,798
Multifamily	21,837	148,840	218,834
CRE Owner Occupied	5,959	31,359	28,587
CRE Nonowner Occupied	84,753	248,586	159,160
Total Real Estate Mortgage Loans	160,397	575,263	436,379
Consumer and Other	1,698	2,162	644
Total Loans, Gross	$421,119	$685,366	$493,479
Interest Rate Sensitivity:
Fixed Interest Rates	$143,264	$510,173	$154,708
Floating or Adjustable Rates	277,855	175,193	338,771
Total Loans, Gross	$421,119	$685,366	$493,479

	As of December 31, 2017
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$119,225	$73,093	$25,435
Construction and Land Development	97,183	29,074	4,329
Real Estate Mortgage:
1 - 4 Family Mortgage	47,587	125,890	22,230
Multifamily	11,869	91,778	214,225
CRE Owner Occupied	7,252	29,363	29,294
CRE Nonowner Occupied	71,330	206,873	136,831
Total Real Estate Mortgage Loans	138,038	453,904	402,580
Consumer and Other	764	3,426	62
Total Loans, Gross	$355,210	$559,497	$432,406
Interest Rate Sensitivity:
Fixed Interest Rates	$144,115	$430,496	$111,939
Floating or Adjustable Rates	211,095	129,001	320,467
Total Loans, Gross	$355,210	$559,497	$432,406

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

The following table presents information on loan classifications at September 30, 2018. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$615	$18	$633
Construction and Land Development	2,516	206	2,722
Real Estate Mortgage:
1 - 4 Family Mortgage	3,243	1,876	5,119
Multifamily	—	65	65
CRE Owner Occupied	5,216	2,527	7,743
CRE Nonowner Occupied	3,223	—	3,223
Total Real Estate Mortgage Loans	11,682	4,468	16,150
Consumer and Other	—	63	63
Totals	$14,813	$4,755	$19,568

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real estate acquired through foreclosure). Nonaccrual loans totaled $718,000 as of September 30, 2018 and $1.1 million as of December 31, 2017, a decrease of $421,000. There were no loans 90 days past due and still accruing as of September 30, 2018 or December 31, 2017.

The following table summarizes nonperforming assets, by category, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual Loans:
Commercial	$13	$9
Construction and Land Development	206	583
Real Estate Mortgage:
1 - 4 Family Mortgage	436	472
Consumer and Other	63	75
Total Nonaccrual Loans	$718	$1,139
Total Nonperforming Loans	$718	$1,139
Plus: Foreclosed Assets	—	581
Total Nonperforming Assets (1)	$718	$1,720
Total Restructured Accruing Loans	183	2,178
Total Nonperforming Assets and Restructured Accruing Loans	$901	$3,898
Nonaccrual Loans to Total Loans	0.04%	0.08%
Nonperforming Loans to Total Loans	0.04	0.08
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.04	0.13
Nonperforming Assets and Restructured Accruing Loans to Total Loans Plus Foreclosed Assets	0.06	0.29

(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets.

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

At September 30, 2018, the allowance for loan losses was $18.9 million, an increase of $2.4 million from $16.5 million at December 31, 2017. Net charge-offs totaled ($8,000) (net recoveries) during the third quarter of 2018 and $34,000 during the third quarter of 2017. Net charge-offs totaled $328,000 during the nine months ended September 30, 2018 and $89,000 during the nine months ended September 30, 2017. The allowance for loan losses as a percentage of total loans was 1.18% and 1.22% at September 30, 2018 and December 31, 2017.

The following is a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance, Beginning of Period	$17,666	$14,053	$16,502	$12,333
Charge-offs:
Commercial	—	—	—	1
Construction and Land Development	1	—	358	—
Real Estate Mortgage:
CRE Nonowner Occupied	—	37	—	111
Total Real Estate Mortgage Loans	—	37	—	111
Consumer and Other	10	10	26	18
Total Charge-offs	11	47	384	130
Recoveries:
Commercial	1	—	23	2
Construction and Land Development	—	—	—	2
Real Estate Mortgage:
1 - 4 Family Mortgage	16	12	29	33
Consumer and Other	2	1	4	4
Total Recoveries	19	13	56	41
Net Charge-offs	(8)	34	328	89
Provision for Loan Losses	1,275	1,200	2,775	2,975
Balance at End of Period	$18,949	$15,219	$18,949	$15,219
Gross Loans, End of Period	1,599,964	1,271,962	1,559,964	1,271,962
Average Loans	1,526,765	1,214,501	1,436,152	1,132,217
Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.00%	0.01%	0.03%	0.01%
Allowance to Total Gross Loans	1.18%	1.20%	1.18%	1.20%

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	September 30,		December 31,
	2018		2017
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$2,611	13.8%	$2,435	14.7%
Construction and Land Development	2,208	11.7	1,892	11.5
Real Estate Mortgage:
1 - 4 Family Mortgage	2,536	13.4	2,317	14.0
Multifamily	4,309	22.7	3,170	19.2
CRE Owner Occupied	823	4.3	956	5.8
CRE Nonowner Occupied	5,738	30.3	5,087	30.8
Total Real Estate Mortgage Loans	13,406	70.7	11,530	69.9
Consumer and Other	57	0.3	60	0.4
Unallocated	667	3.5	585	3.6
Total Allowance for Loan Losses	$18,949	100.0%	$16,502	100.0%

Deposits

The following table details the dollar composition and percentage composition of the deposit portfolio, by category, at the dates indicated:

	September 30, 2018		June 30, 2018		December 31, 2017		September 30, 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$342,292	23.1%	$323,320	22.8%	$292,539	21.9%	$303,824	23.5%
Interest Bearing Transaction Deposits	175,455	11.9	178,045	12.6	177,292	13.2	173,947	13.4
Savings and Money Market Deposits	416,140	28.1	381,942	27.0	369,942	27.6	330,935	25.6
Time Deposits	290,887	19.7	300,701	21.3	292,096	21.8	289,084	22.3
Brokered Deposits	254,314	17.2	230,683	16.3	207,481	15.5	196,958	15.2
Total Deposits	$1,479,088	100.0%	$1,414,691	100.0%	$1,339,350	100.0%	$1,294,748	100.0%

Total deposits at September 30, 2018 were $1.48 billion, an increase of $139.7 million, or 10.4%, compared to total deposits of $1.34 billion at December 31, 2017, and an increase of $184.3 million, or 14.2%, over total deposits of $1.29 billion at September 30, 2017. Noninterest bearing deposits were $342.3 million at September 30, 2018, compared to $292.5 million at December 31, 2017, and $303.8 million at September 30, 2017. Noninterest bearing deposits comprised 23.1% of total deposits at September 30, 2018, compared to 21.9% at December 31, 2017, and 23.5% at September 30, 2017.

The Company relies on increasing the deposit base to fund loans and other asset growth. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. At September 30, 2018, total brokered deposits were $254.3 million or 17.2% of total deposits.

The following table presents the average balance and average rate paid on each of the following deposit categories for the three months ended September 30, 2018, December 31, 2017, and September 30, 2017:

	As of and for the		As of and for the		As of and for the
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30, 2018		December 31, 2017		September 30, 2017
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$335,483	—%	$296,018	—%	$307,361	—%
Interest Bearing Transaction Deposits	171,923	0.38	176,067	0.26	178,074	0.22
Savings and Money Market Deposits	398,092	1.37	337,028	0.88	302,885	0.81
Time Deposits < $250,000	200,100	1.99	184,728	1.68	185,463	1.65
Time Deposits > $250,000	95,220	2.03	105,788	1.37	103,319	1.33
Brokered Deposits	241,355	2.13	216,044	1.55	193,587	1.55
Total Deposits	$1,442,173	1.19%	$1,315,673	0.86%	$1,270,689	0.81%

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs of clients and fund loan growth. The following table summarizes overnight borrowings, which consist of federal funds purchased from correspondent banks on an overnight basis at the prevailing overnight market rates and the weighted average interest rates paid for the periods presented:

	As of and for the	As of and for the	As of and for the
	Three Months Ended	Three Months Ended	Three Months Ended
(dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Outstanding at Period-End	$53,000	$23,000	$16,000
Average Amount Outstanding	27,391	14,391	3,420
Weighted Average Interest Rate:
During Period	2.13%	1.41%	1.16%
End of Period	2.39%	1.63%	1.33%

Other Borrowings

At September 30, 2018, other borrowings outstanding consisted of FHLB advances of $94.0 million, notes payable of $15.5 million, and subordinated debentures of $24.6 million.  The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $80.4 million and $180.9 million at September 30, 2018 and December 31, 2017, respectively, based on collateral amounts pledged.

Additionally, the Company has borrowing capacity from other sources. As of September 30, 2018, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets available for collateral as of the applicable date, the Bank’s borrowing availability was approximately $108.8 million and $37.5 million at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, the Company had no outstanding advances.

The Company has entered into a swap agreement with an unaffiliated third party in order to hedge interest rate risk associated with the notes payable. This agreement provides for the Company to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by one-month LIBOR.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations at September 30, 2018:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years
Deposits Without a Stated Maturity	$937,521	$—	$—	$—
Time Deposits	119,347	298,407	123,813	—
Notes Payable	2,000	4,000	4,000	5,500
FHLB Advances	20,000	20,000	54,000	—
Subordinated Debentures	—	—	—	25,000
Operating Lease Obligations	1,018	1,575	652	1,513
Totals	$1,079,886	$323,982	$182,465	$32,013

On August 27, 2018, the Bank and Reuter Walton Commercial, LLC (the “Contractor”) entered into a Standard Form of Agreement Between Owner and Contractor and the corresponding General Conditions of the Contract for Construction (collectively, the “Construction Contract”). Under the Construction Contract, the Contractor will construct the core and shell of a new headquarters building for the Bank in St. Louis Park, Minnesota, and the Bank will pay the Contractor a contract price consisting of the cost of work plus a fee equal to 3.75% of the cost of work, subject to a guaranteed maximum price of $23.0 million, with anticipated construction completed in 2020.

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

Shareholders’ Equity

Shareholders’ equity at September 30, 2018 was $210.9 million, an increase of $73.7 million, or 53.7%, over shareholders’ equity of $137.2 million at December 31, 2017, primarily due to $58.9 million of net proceeds from the issuance of common stock in the Company’s initial public offering and $19.2 million of net income, offset by a $4.7 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income primarily resulted from interest rate fluctuations between periods.

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

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of September 30, 2018. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios as of the dates indicated.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$254,675	14.84%	$137,496	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	210,762	12.28	103,122	6.00	N/A	N/A
Common Equity Tier 1 Capital	210,762	12.28	77,341	4.50	N/A	N/A
Leverage Ratio	210,762	11.61	72,613	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$221,463	12.95%	$136,856	8.00%	$171,070	10.00%
Tier 1 Risk-Based Capital	202,154	11.82	102,642	6.00	136,856	8.00
Common Equity Tier 1 Capital	202,154	11.82	76,982	4.50	111,196	6.50
Leverage Ratio	202,154	11.16	72,448	4.00	90,560	5.00

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$173,848	12.46%	$111,638	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	132,459	9.49	83,729	6.00	N/A	N/A
Common Equity Tier 1 Capital	132,459	9.49	62,797	4.50	N/A	N/A
Leverage Ratio	132,459	8.38	63,264	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$171,805	12.37%	$111,134	8.00%	$138,918	10.00%
Tier 1 Risk-Based Capital	154,943	11.15	83,351	6.00	111,134	8.00
Common Equity Tier 1 Capital	154,943	11.15	62,513	4.50	90,297	6.50
Leverage Ratio	154,943	9.83	63,060	4.00	78,825	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016, and will be fully phased-in on January 1, 2019, at 2.5%. The required phase-in capital conservation buffer during 2018 is 1.875%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At September 30, 2018, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.

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

The following table sets forth credit arrangements and financial instruments whose contract amounts represent credit risk as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Fixed	Variable	Fixed	Variable
	(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$144,244	$300,597	$112,555	$196,958
Letters of Credit	34,711	44,249	12,334	52,212
Totals	$178,955	$344,846	$124,889	$249,170

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

The Company manages liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities available for sale, which are referred to as primary liquidity. Furthermore, these unencumbered liquid assets are comprised of primarily U.S. government agency mortgage backed securities and other agency securities, which the regulatory bodies consider the most marketable and liquid, especially in a stress scenario. In regards to off-balance sheet capacity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of Minneapolis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which the Company refers to as secondary liquidity. In addition, the Bank is a member of the American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of September 30, 2018, the Company had no borrowings outstanding through the AFX.

The following tables provide a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Cash and Cash Equivalents	$21,537	$23,725
Securities Available for Sale	240,786	229,491
Less: pledged securities	—	81,639
Total primary liquidity	$262,323	$171,577
Ratio of primary liquidity to total deposits	17.7%	12.8%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Net secured borrowing capacity with the FHLB	$80,382	$180,942
Net secured borrowing capacity with the Federal Reserve Bank	108,805	37,530
Unsecured borrowing capacity with correspondent lenders	90,000	60,000
Total secondary liquidity	$279,187	$278,472
Ratio of primary and secondary liquidity to total deposits	36.6%	33.6%

During the nine months ended September 30, 2018, primary liquidity increased by $90.7 million due to a $11.3 million increase in securities available for sale and a $81.6 million decrease in pledged securities, offset by a $2.2 million decrease in cash and cash equivalents, when compared to December 31, 2017. Secondary liquidity increased by $715,000 as of September 30, 2018 when compared to December 31, 2017, primarily due to a $71.3 million increase in the borrowing capacity on the secured credit line with the Federal Reserve Bank and a $30.0 million increase in unsecured borrowing capacity with correspondent lenders, offset by a $100.6 million decrease in the borrowing capacity on the secured borrowing line with the FHLB.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At September 30, 2018, core deposits totaled approximately $1.13 billion and represented 76.6% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At September 30, 2018, brokered deposits totaled $254.3 million, consisting of $250.7 million of brokered time deposits and $3.6 million of non-maturity brokered money market  and transaction accounts. At December 31, 2017, brokered deposits totaled $207.5 million, consisting of $183.4 million of brokered time deposits and $24.1 million of non-maturity brokered money market accounts. The Company has increased the amount of brokered deposits in recent quarters because of the efficiency in obtaining such deposits, as well as the cost savings relative to comparable core deposit offerings.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of September 30, 2018, the Company was in compliance with all established liquidity guidelines.

Non-GAAP Financial Measures

In addition to the results presented in accordance with Generally Accepted Accounting Principles (“GAAP”), the Company routinely supplements its evaluation with an analysis of certain non-GAAP financial measures. The Company believes these non-GAAP financial measures, in addition to the related GAAP measures, provide meaningful information to investors to help them understand the Company’s operating performance and trends, and to facilitate comparisons with the performance of peers. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of non-GAAP disclosures used in this report to the comparable GAAP measures are provided in the following tables.

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
(dollars in thousands, except share data)
Efficiency Ratio
Noninterest Expense	$7,526	$6,109	$20,522	$16,634
Less: Amortization of Intangible Assets	(48)	(48)	(143)	(143)
Adjusted Noninterest Expense	$7,478	$6,061	$20,379	$16,491
Net Interest Income	16,634	14,061	47,296	39,324
Noninterest Income	814	987	1,686	1,953
Less: (Gain) Loss on Sales of Securities	49	(15)	108	51
Adjusted Operating Revenue	$17,497	$15,033	$49,090	$41,328
Efficiency Ratio	42.7%	40.3%	41.5%	39.9%

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common Equity	$210,852	$133,675
Less: Intangible Assets	(3,726)	(3,916)
Tangible Common Equity	207,126	129,759
Total Assets	1,885,793	1,556,665
Less: Intangible Assets	(3,726)	(3,916)
Tangible Assets	$1,882,067	$1,552,749
Tangible Common Equity/Tangible Assets	11.01%	8.36%

Tangible Book Value Per Share
Book Value Per Common Share	$7.01	$5.43
Less: Effects of Intangible Assets	(0.12)	(0.16)
Tangible Book Value Per Common Share	$6.89	$5.27

Average Tangible Common Equity
Average Common Equity	$208,773	$131,862	$186,949	$125,539
Less: Effects of Average Intangible Assets	(3,748)	(3,932)	(3,797)	(3,980)
Average Tangible Common Equity	$205,025	$127,930	$183,152	$121,559

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

Net Interest Income Simulation

The Company uses a net interest income simulation model to measure and evaluate potential changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of the measurement date. This model has inherent limitations and the results are based on a given set of rate changes and assumptions as of a certain point in time. For purposes of the simulation, the Company assumes no growth in either interest-sensitive assets or liabilities over the next 12 months; therefore, the model’s results reflect an interest rate shock to a static balance sheet. The simulation model also incorporates various other assumptions, which the Company believes are reasonable but which may have a significant impact on results, such as: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) re-pricing characteristics for market-rate-sensitive instruments, (4) differing sensitivities of financial instruments due to differing underlying rate indices, (5) varying loan prepayment speeds for different interest rate scenarios, (6) the effect of interest rate limitations in assets, such as floors and caps, and (7) overall growth and repayment rates and product mix of assets and liabilities. Because of the limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on the results, but rather as a means to better plan and execute appropriate asset-liability management strategies and to manage interest rate risk.

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2018 are presented in the table below. The projections assume immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

Change (basis points) in Interest Rates	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base
+400	$74,224	14.15%
+300	71,983	10.66
+200	69,713	7.17
+100	67,401	3.64
0	65,043	—
−100	62,623	(4.25)

The table above indicates that as of September 30, 2018, in the event of an immediate and sustained 300 basis point increase in interest rates, we would experience an 10.66% increase in net interest income. In the event of an immediate 100 basis point decrease in interest rates, we would experience a 4.25% decrease in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2018, the end of the fiscal quarter covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus filed with the SEC on March 14, 2018 pursuant to Rule 424(b)(4) under the Securities Act of 1933. From the effective date of the registration statement through September 30, 2018, the Company contributed $25.0 million of the net proceeds of the initial public offering to the Bank.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1

Construction Contract, dated as of August 27, 2018, by and between Bridgewater Bank and Reuter Walton Commercial, LLC (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on August 30, 2018)

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: November 8, 2018	By:	/s/ Jerry Baack
	Name:	Jerry Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Joe Chybowski
	Name:	Joe Chybowski
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)