Form 10-K
period 2018-12-31
Bridgewater Bancshares Inc
filed 2019-03-14
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38412

BRIDGEWATER BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	26‑0113412
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3800 American Boulevard West, Suite 100 Bloomington, Minnesota	55431
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (952) 893‑6868

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on June 30, 2018, based on the closing price of such shares on that date, was $323,105,884.

The number of shares of the Common Stock issued and outstanding as of February 25, 2019 was 30,097,674.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on April 23, 2019.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  The actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	loan concentrations in the loan portfolio;
•	the overall health of the local and national real estate market;
•	the ability to successfully manage credit risk;
•	business and economic conditions generally and in the financial services industry, nationally and within our market area;
•	the ability to maintain an adequate level of allowance for loan losses;
•	the high concentration of large loans to certain borrowers;
•	the ability to successfully manage liquidity risk;
•	the dependence on non-core funding sources and our cost of funds;
•	the ability to raise additional capital to implement our business plan;
•	the ability to implement the Company’s growth strategy and manage costs effectively;
•	the composition of senior leadership team and the ability to attract and retain key personnel;
•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	competition in the financial services industry;
•	the effectiveness of the risk management framework;
•	the commencement and outcome of litigation and other legal proceedings and regulatory actions against the Company;
•	the impact of recent and future legislative and regulatory changes;
•	interest rate risk;
•	fluctuations in the values of the securities held in the securities portfolio; and
•	changes in federal tax law or policy.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. In addition, past results of operations are not necessarily indicative of future results. Any forward-looking statement speaks only as of the date on which it is made, and the Company does not undertake any obligation to update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.  BUSINESS

Company Overview and History

Bridgewater Bancshares, Inc. (the “Company”) is a financial holding company with two wholly-owned subsidiaries, Bridgewater Bank (the “Bank”) and Bridgewater Risk Management, Inc., a captive insurance entity. The Bank has formed two wholly owned subsidiaries: BWB Holdings, LLC, which was formed for the purpose of holding repossessed property; and Bridgewater Investment Management, Inc., which was formed for the purposes of holding certain municipal securities and engaging in municipal lending activities. The Bank has seven full-service offices located in Bloomington, Greenwood, Minneapolis (2), St. Louis Park, Orono, and St. Paul, Minnesota.

The Company is headquartered in Bloomington, Minnesota, a suburb located approximately 10 miles south of downtown Minneapolis and in close proximity to the Minneapolis‑St. Paul International Airport. The Bank was established in 2005 as a de novo bank by a group of industry veterans and local business leaders committed to serving the diverse needs of commercial real estate investors, small business entrepreneurs, and high net worth individuals.

Since inception, the Company has grown significantly and profitably, with a focus on organic growth, driven primarily by commercial real estate lending. Assets have grown at a compounded annual growth rate of 36.3%, since 2005, surpassing total asset milestones of $500 million in 2013, $1.0 billion in 2016 and $1.5 billion in 2017. This growth made the Bank the fastest growing de novo bank in the Minneapolis-St. Paul-Bloomington Metropolitan Statistical Area, or Twin Cities MSA, over the past two decades. While this growth has been almost entirely organic, in 2016, the Company acquired First National Bank of the Lakes in a complementary small bank acquisition, which added approximately $76.1 million in assets, $66.7 million in seasoned core deposits and two branch locations within its market area.

As of December 31, 2018, total assets were $1.97 billion, total gross loans were $1.66 billion, total deposits were $1.56 billion, and total shareholders’ equity was $221.0 million.

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

Market Area and Competition

The Company operates in the Twin Cities MSA, which had total deposits of $184.8 billion as of June 30, 2018, and ranks as the 15th largest metropolitan statistical area in the United States in total deposits, and the second largest metropolitan statistical area in the Midwest in total deposits, based on FDIC data. This area is commonly known as the “Twin Cities” after its two largest cities, Minneapolis, the city with the largest population in the state, and St. Paul, which is the state capital.

The Twin Cities MSA is defined by attractive market demographics, including strong household incomes, dense populations, low unemployment and the presence of a diverse group of large and small businesses. As of December 31, 2018, the Company’s market ranked third in median household income in the Midwest and sixth in the nation, when compared to the top 20 metropolitan statistical areas by population size in each area, based on data available on S&P Global Market Intelligence. According to the U.S. Bureau of Labor Statistics, the population in the

Twin Cities MSA was approximately 3.6 million as of December 31, 2018, making it the third largest metropolitan statistical area in the Midwest and 16th largest metropolitan statistical area in the United States. The low unemployment rate of 2.0%, as of November 30, 2018, and the significant presence of national and international businesses make the Twin Cities MSA one of the most economically vibrant and diverse markets in the country.

The Company operates in a competitive market area and competes with other, often much larger, retail and commercial banks and financial institutions. Two large, national banking chains, Wells Fargo and US Bank, together controlled 73.5% of the deposit market share in the Twin Cities MSA as of June 30, 2018, based on FDIC data and as displayed in the table below. By comparison, as of the same date, the Company had a deposit market share of approximately 0.8%, which ranked the Company ninth in the Twin Cities MSA overall and fourth in the Twin Cities MSA among banks headquartered in Minnesota.

				Total	Market
		State	Branch	Deposits	Share
Rank	Institution	Headquarters	Count	($000)	(%)
1	U.S. Bancorp	MN	100	69,574,781	37.64
2	Wells Fargo & Co	CA	97	66,325,245	35.89
3	TCF Financial Corp.	MN	85	6,600,725	3.57
4	Bremer Financial Corp.	MN	22	4,567,722	2.47
5	Bank of America Corp.	NC	9	4,212,043	2.28
6	Bank of Montreal	N/A	32	4,014,631	2.17
7	Old National Bancorp	IN	36	3,230,673	1.74
8	Associated Banc‑Corp	WI	22	1,677,752	0.91
9	Bridgewater Bancshares, Inc.	MN	7	1,461,260	0.79
10	State Bankshares, Inc.	ND	2	1,056,332	0.57
	Top 10 Institutions		412	162,721,164	88.03

	Total Bank Deposits		785	184,819,349

The market has also experienced disruption in recent years due to acquisitions of local institutions by larger regional banks headquartered outside of the market. The Company seeks to attract customers by offering a higher level of responsiveness and by providing a more tailored array of products and services than larger competitors.

Products and Services

The Company offers a full array of simple, quality loan and deposit products primarily for commercial clients. While the Company provides products and services that compete with those offered by our large, national and regional competitors, the Company additionally offers responsive support and personalized solutions tailored for each client. The Company emphasizes customer service over price, and believes in providing distinguishing levels of client service through the experience of employees, the responsiveness and certainty of the credit process and the efficiency with which business is conducted. The Company believes that clients notice a difference in service compared to the much larger institutions in our market. The Company has built a strong referral network that continually provides opportunities with new client relationships. At this time, the Company does not operate any non‑depository business lines such as mortgage, wealth management or trust.

Lending.  The Bank focuses primarily on commercial lending, consisting of loans secured by nonfarm, nonresidential properties, loans secured by multifamily residential properties, construction loans, land development loans and commercial and industrial loans. The Bank has a particular niche in multifamily financing which has historically represented approximately 20-25% of the loan portfolio. This asset class has performed extremely well and has lower historical loss rates when compared to other loan types. Commercial real estate loans (excluding multifamily and construction) consist of owner and nonowner occupied properties. This portfolio segment is well diversified with loans secured by office buildings, retail strip centers, industrial properties, senior housing, hospitality and mixed‑use properties. In addition to loans secured by improved commercial real estate properties, the Bank engages in construction lending, which includes single family residential construction loans, land development, finished lots and raw land loans, and commercial and multifamily construction.

In recent years, the Bank has increased its commercial and industrial lending. This portfolio includes a mix of term equipment loans, revolving lines of credit and lease transactions to support the needs of local businesses. Additionally, the Bank has a niche within the tax credit investment market whereby it bridges equity capital receivables on various tax credit projects.

The Bank focuses on lending to borrowers located or investing in the Twin Cities MSA across a diverse range of industries and property types. The Bank does not generally lend outside of its market, however, as a relationship lender, it will, from time to time, finance properties located outside of Minnesota for its existing customers in select situations.

Growth over the last several years has been partially attributable to the Bank’s ability to cultivate relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. The Bank has established an informal, internal limit on loans to one borrower, principal or guarantor, but may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s business and the credit quality of the borrower are commensurate with the increased size of the relationship.

Deposits.  The Bank has developed a suite of deposit products targeted at commercial clients, including a variety of remote deposit and cash management products, along with commercial transaction accounts. The Bank also offers consumers traditional retail deposit products through the branch network, along with online, mobile and direct banking channels. Many of the deposits do not require a branch visit, creating efficiencies across the Bank’s branch network.

The Bank has developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2018, the 10 largest depositor relationships accounted for approximately 18.1% of total deposits. This high concentration of depositors presents a risk to liquidity if one or more of them decides to change its relationship with the Bank and to withdraw all or a significant portion of their accounts.

While the Bank is committed to growing core deposits, brokered deposits are used as a strategic component of the funding strategy and interest rate risk management. The Bank’s Asset Liability Management, or ALM, Committee monitors the size of this portfolio. As core deposits have grown, brokered deposits have remained a consistent part of the portfolio.

Competitive Strengths

As the Company seeks to continue to grow the business, the following strengths are believed to provide a competitive advantage over other financial institutions operating in its market area:

Commercial Banking Expertise.  Management believes we have earned the reputation as one of the prominent commercial real estate lenders in the Twin Cities MSA due in large part to the strength of the lending team. The Company has an experienced, professional team of 17 commercial lenders, and believes the ability to drive quality, commercial loan growth is a result of being able to provide each client with access to a knowledgeable, experienced and dedicated banker. Due to their market knowledge and understanding of clients’ businesses, the lenders are well positioned to provide timely and relevant feedback to clients. Management believes the responsive credit culture separates us from competitors.

Multifamily Lending Niche.  The Company specializes in multifamily lending, which typically represents between 20% to 25% of the total loan portfolio.  This lending niche lowers the risk profile of the overall loan portfolio due to its lower historical loss rates when compared to other loan types.

Engaged and Experienced Board of Directors and Management Team.  The Company’s board of directors consists of highly accomplished individuals with strong industry and business experience in the market area. The combined expertise of the board of directors and the significant banking and regulatory experience of the strategic leadership team help execute the Company’s growth strategy.

The Company’s six‑person strategic leadership team has a strong balance of extensive banking and regulatory experience, drive and talent. The team has over 125 years of combined banking and financial services experience and more than 20 years of regulatory experience. Three members of the team have been leading the Bank since its formation, and with an average age of 46, this group can drive growth and strategy for years to come.

In addition to the strategic leadership team, the Company has demonstrated an ability to grow through the recruitment of high performing individuals. The Company seeks to hire people with significant in‑market experience who fit the Company’s hard‑working, driven culture. Through targeted hiring and internal development efforts, the Company has established a deep bench of talent to continue to grow and manage business. The Company has structured its team to prepare for long-term growth and stability by combining the experienced strategic leadership and commercial lending teams with its next generation of leaders.

Efficiency.  The Company operates as an efficient organization based on a simple business model. By focusing on commercial real estate lending, employee overhead is low due to the increased loan portfolio sizes of lenders compared to smaller loan portfolio sizes related to other types of commercial lending. In addition, the Company serves its clients through a strategically positioned branch model, as well as through online, mobile and direct banking channels, and is not dependent on a traditional branch network with a large number of locations.

Hard‑Working and Entrepreneurial Culture.  The Company has developed a hard‑working and entrepreneurial culture, which is a critical component for attracting and retaining experienced and talented bankers, as well as clients. The Company has established a set of core values, based on characteristics that describe and inspire the culture—unconventional, responsive, dedicated, focused on growth and accurate. To maintain the culture, all potential and current personnel evaluations include an assessment of these attributes. Clients notice the unconventional environment with dedicated employees who feel like they are part of building a high performing community bank.

Solid Asset Quality Metrics.  A risk‑management focused business model has contributed to strong asset quality during a period of strong loan growth. The Company diligently monitors and routinely stress tests the loan portfolio. The strong credit metrics are the result of prudent underwriting standards, experienced lenders and close ties to and knowledge of clients, as well as the currently strong economic environment in the market.

Proactive Enterprise Risk Management.  The Company’s enterprise risk management practices provide an enhanced level of oversight allowing management to be proactive rather than reactive. The Bank‑level risk committee, comprised of senior representatives from all departments, meets bi-monthly to review the Bank’s overall enterprise risk position and to discuss how the Bank’s strategic initiatives may impact the Bank’s risk profile. Enterprise risk management reports are provided to the full Bank board on a quarterly basis. In 2016, Bridgewater Risk Management, Inc. was formed as a captive insurance subsidiary to provide supplemental insurance coverage to the Company and its subsidiaries for risk management purposes.

The Company also has a comprehensive Commercial Real Estate Portfolio Risk Management Policy which implements formal processes and procedures designed to manage and mitigate risk within the commercial real estate portfolio. This policy addresses regulatory guidelines for institutions, such as the Bank, that exhibit higher levels of commercial real estate concentrations. These processes and procedures include board and management oversight, commercial real estate exposure limits, portfolio monitoring tools, management information systems, market reports, underwriting standards, a credit risk review function and periodic stress testing to evaluate potential credit risk and the subsequent impact on capital and earnings.

Strategies for Growth

To generate future growth, the Company intends to continue to execute the strategies that it has used over the past 13 years to achieve some of the strongest performance results in the community banking industry. These strategies include the following:

Focus on Organic Growth in the Market Area.  The Company intends to continue to grow its business organically in a focused and strategic manner by leveraging its competitive strengths, including commercial banking expertise, an experienced management team, an efficient business model and strong branding, to capitalize on the opportunities in the Company’s market area. As a publicly traded but locally‑headquartered community bank, the Company can go beyond what the small banks can provide by offering the same sophisticated products and services as the much larger, out‑of‑state banks, but in a manner that is tailored to the needs of local clients in a more efficient, responsive and flexible way. Although the Company may in the future identify new markets to enter, the long‑term growth potential of the current market is substantial and provides the ability to continue to grow organically in the market.

The Company plans to increase core deposits and build market share by expanding existing client relationships and by developing new deposit‑focused clients. The Company plans to continue to expand its footprint through marketing and networking efforts focused on generating deposits. Although the Company is committed to growing core deposits, growth will continue to be supplemented, when necessary, with non‑core, wholesale funding sources. On the lending side, the Company intends to rely on the commercial real estate lending expertise of the lenders, and believes the Company is well‑positioned to continue to organically grow commercial loans based on the favorable market demographics in the Twin Cities MSA.

Leverage Entrepreneurial Culture and Talent.  The Company has built a team of bankers that is hard‑working, passionate and energized by the opportunities to continue to grow the Company’s business and develop its brand in the Twin Cities MSA. With an experienced strategic leadership team and a strong layer of talented middle managers, the Company is well positioned for future growth. The Company aggressively recruits qualified personnel and develops talent internally and believes the culture, which empowers employees to be entrepreneurs for the business, will allow the Company to attract and develop the talent needed to drive growth.

Consider Opportunistic Acquisitions.  In addition to organic growth, from time to time, the Company may consider additional acquisition opportunities that fit with the organization. Specifically, the Company will evaluate acquisitions that would be complementary to its existing business. The Company will continue to seek acquisitions that will bolster its balance sheet in areas where the Company would like to grow or diversify, without compromising the Company’s risk profile or culture. While pursuing acquisitions that fit, the Company intends to be disciplined in its approach to pricing and will not generally look to acquire new business lines or sellers located in new markets. In the future, the Company may evaluate and act upon acquisition opportunities that would produce attractive returns for shareholders. Management believes that there will be further bank consolidation in the Twin Cities MSA and that the Company is well positioned to be a preferred partner for smaller institutions looking to exit through a sale to an in‑market buyer.

Supervision and Regulation

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Minnesota Department of Commerce, Financial Institutions Division, or MFID; the Federal Reserve; the FDIC; and the Consumer Financial Protection Bureau or CFPB.  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission, or SEC, and state securities authorities, and anti-money laundering laws enforced by the

U.S. Department of the Treasury, or Treasury, have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, or Regulatory Relief Act, was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like the Company, and for large banks with assets of more than $50 billion. Many of these changes are intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make the capital requirements less complex.  For a discussion of capital requirements, see “—The Role of Capital.” It also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Bank of any requirement to engage in mandatory stress tests or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms are favorable to its operations, but the true impact remains difficult to predict until rulemaking is complete and the reforms are fully implemented.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on the Company’s capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets.” As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets.  Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions.

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be assigned risk weights (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations.  Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks.  The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weight. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule.  In July 2013, the U.S. bank regulatory agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”).  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” who are relieved from compliance with the Basel III Rule. While holding companies with consolidated assets of less than $3 billion, like the Company, are considered small bank holding companies for this purpose, the Company has securities registered with the SEC and that disqualifies the Company from taking advantage of the relief. Banking organizations became subject to the Basel III Rule on January 1, 2015 and its requirements were fully phased-in as of January 1, 2019.

The Basel III Rule increased the required quantity and quality of capital and, for nearly every class of assets, it requires a more complex, detailed and calibrated assessment of risk and calculation of risk-weight amounts.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations).  A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•	An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;
•	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer (fully phased-in as of January 1, 2019). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Well-Capitalized Requirements.  The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the FDIC and Federal Reserve, in order to be well‑capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more (6% under Basel I);
•	A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and
•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2018: (i) the Bank was not subject to a directive from MFID or FDIC to increase its capital; and (ii) the Bank was well-capitalized, as defined by FDIC regulations.  As of December 31, 2018, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action.  The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of institutions based on the capital level of each particular institution.    The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

The Potential for Community Bank Capital Simplification.    Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule.  In response, Congress provided a potential Basel III “alternative” for institutions, like the Company, with total consolidated assets of less than $10 billion.  Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single "Community Bank Leverage Ratio,” or CBLR, of between 8 and 10%.  On November 21, 2018, the agencies proposed setting the CBLR at 9% of tangible equity to total assets for a qualifying bank to be well-capitalized.  Under the proposal, a community banking organization would be eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The electing institution would not be required to calculate the existing risk-based and leverage capital requirements of the Basel III Rule and would not need to risk weight its assets for purposes of capital calculations.

The Company is in the process of considering the Federal Reserve’s CBLR proposal and will await the final regulation to determine whether it will elect the framework.

Supervision and Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act, or BHCA. The Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Financial Holding Company Election.  The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “--The Role of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has elected to operate as a financial holding company. In order to maintain its status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory Community Reinvestment Act, or CRA, rating.  If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, that company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. The Company has been subject to the complex consolidated capital requirements of the Basel III Rule since the U.S. bank regulatory agencies approved its implementation effective January 1, 2015.  Only qualifying small bank holding companies were excluded from compliance with the Basel III Rule by virtue of the Federal Reserve’s “Small Bank Holding Company Policy Statement”. Prior to 2018, the Company’s assets were in excess of the maximum permitted in the definition of a small bank holding company for this purpose; however, the Regulatory Relief Act expanded the category of holding companies that may rely on the policy statement by raising the maximum amount of assets they may hold to $3 billion, and the Federal Reserve issued an interim final rule, effective August 30, 2018, to bring the policy statement in line with the law. As a result, qualifying holding companies with assets of less than $3 billion are not subject to the capital requirements of the Basel III Rule and are deemed to be “well-capitalized”. However, one of the qualifications for this treatment is that the holding company not have securities registered with the SEC. The Company is a publicly reporting company and has shares registered with the SEC.  As such, the Company does not meet the qualifications of the Small Bank Holding Company Policy Statement. For a discussion of capital requirements, see “—the “Role of Capital” above.

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Minnesota corporation, the Company is subject to the Minnesota Business Corporation Act, as amended, which prohibits the Company from paying a dividend if, after giving effect to the dividend the Company would not be able to pay its debts as the debts become due in the ordinary course of business, or the Company’s total assets would be less than the sum of its total liabilities plus, the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain a 2.5% buffer in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance.  The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of the Bank

General. The Bank is a Minnesota-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund, or DIF, to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As a Minnesota-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the MFID, the chartering authority for Minnesota banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve.

 Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF has been calculated since effectiveness of the Dodd-Frank Act based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.36% as of September 30, 2018 (most recent available), exceeding the statutory required minimum reserve ratio of 1.35%. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments.  In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation, or FICO, assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2018 was 32 cents per $100 dollars of assessable deposits.

Supervisory Assessments. All Minnesota-chartered banks are required to pay supervisory assessments to the MFID to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2018, the Bank paid supervisory assessments to the MFID totaling approximately $83,498.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratios, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to the Bank, it continues to review its liquidity risk management policies in light of these developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under Minnesota law, the Bank cannot declare or pay a cash dividend or dividend in-kind unless it will have a surplus amounting to not less than 20% of its capital after payment of the dividend. Once this surplus amount reaches 50% of the Bank’s capital, the Bank may pay dividends out of net profits if the dividends will not reduce the Bank’s capital, undivided profits and reserves below requirements established by the MFID. Further, the Bank may not declare or pay a dividend until cumulative dividends on preferred stock, if any, are paid in full.

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2018. Notwithstanding the availability of funds for dividends, however, the FDIC and the MFID may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

State Bank Investments and Activities.  The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Minnesota law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards/Risk Management. The bank regulatory agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  While regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

 During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk, incentive compensation and cybersecurity are critical sources of risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority.  Minnesota banks, such as the Bank, have the authority under Minnesota law to establish branches anywhere in the State of Minnesota, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments. Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the first $16.3 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.3 million to $124.2 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $124.2 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of its customers. These laws require the Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate, or CRE, is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance, or CRE Guidance, provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the bank regulatory agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

As of December 31, 2018, the Bank’s total loans secured by multifamily and nonfarm residential properties plus total construction and land development loans represented 480.2% of its total risk-based capital. Thus, the Bank is deemed to have a concentration in commercial real estate lending. Accordingly, pursuant to the Policy Guidance, the Bank is required to have heightened risk management practices in place to account for the heightened degree of risk associated with commercial real estate lending.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.”  The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan.

 The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

Employees

As of December 31, 2018, the Company had 140 full-time equivalent employees. None of the Company’s employees is a party to a collective bargaining agreement. The Company considers the relationship with its employees to be good and has not experienced interruptions of operations due to labor disagreements.

Corporate Information

The Company’s principal executive office is located at 3800 American Boulevard West, Suite 100, Bloomington, Minnesota 55431, and the telephone number at that address is (952) 893-6868. The website address is www.investors.bridgewaterbankmn.com. The information contained on the website is not a part of, nor incorporated by reference into, this report.

All filings made by the Company with the SEC may be copies or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, as the Company does. The website is www.sec.gov.

Item 1.A.  RISK FACTORS

Investing in the Company’s common stock involves various risks, many of which are specific to the Company’s business. Before making an investment decision, you should carefully read and consider the risk factors described below as well as the other information included in this report and other documents we file with the SEC. The discussion below addresses the material risks and uncertainties, of which the Company is currently aware, that could have a material adverse effect on the Company’s business, results of operations, financial condition, and growth prospects. Other risks that the Company does not know about now, or that the Company does not currently believe are significant, could negatively impact the Company’s business or the trading price of the Company’s securities.

Risks Related to Our Business

Credit Risks

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate values and the health of the real estate market generally.

As of December 31, 2018, we had $1.11 billion of commercial real estate loans, consisting of $490.6 million of loans secured by nonfarm nonresidential properties, $407.9 million of loans secured by multifamily residential properties and $210.0 million of construction and land development loans. Commercial real estate loans represented 66.6% of our total gross loan portfolio and 480.2% of the Bank’s total risk-based capital at December 31, 2018. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions. Adverse developments affecting real estate values in our market area could increase the credit risk associated with our loan portfolio. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.

Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could force us to take charge‑offs or require us to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity, as well as environmental factors, could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2018, approximately 84.1% of our total gross loan portfolio was comprised of loans with real estate as a primary component of collateral. As a result, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect our profitability. Such declines and losses would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

A decline in the business and economic conditions in our market could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Unlike larger banks that are more geographically diversified, we conduct our operations almost exclusively in the Twin Cities MSA. Because of the geographic concentration of our operations in the Twin Cities MSA, if the local economy weakens, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets and lower home sales and commercial activity. These factors could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosures and reduce the value of the properties securing our loans. Any regional or local economic downturn that affects the Twin Cities MSA may affect us and our profitability more significantly and more adversely than those of our competitors whose operations are less geographically focused.

Our business depends on our ability to manage credit risk.

As a bank, our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, or may present inaccurate or incomplete information to us, as well as risks relating to the value of collateral. To manage our credit risk, we must, among other actions, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans or our inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and charge‑offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We establish and maintain our allowance for loan losses at a level that management considers adequate to absorb probable loan losses based on an analysis of our loan portfolio and current market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us at such time. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market area. The actual amount of loan losses is affected by, among other things, changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

As of December 31, 2018, our allowance for loan losses as a percentage of total gross loans was 1.20% and as a percentage of total nonperforming loans was 3,447.7%. Although management believes that the allowance for loan losses was adequate on such date to absorb probable losses on existing loans that may become uncollectible, losses in excess of the existing allowance will reduce our net income and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may also be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s assessment that the allowance is inadequate or as required by our banking regulators. Our banking regulators periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, in June 2016, the Financial Accounting Standards Board, or FASB, issued a new accounting standard that will replace the current approach under accounting principles generally accepted in the United States, or GAAP, for establishing the allowance for loan losses, which generally considers only past events and current conditions, with a forward‑looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. The new standard is expected to generally result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one‑time adjustment to retained earnings upon initial effectiveness. As an emerging growth company, this standard will be effective for us for fiscal years and interim periods beginning after December 15, 2021.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial and industrial loans represented 15.7% of our total gross loan portfolio at December 31, 2018. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans is often more sensitive than other types of loans to the general business climate and economy. Accordingly, a challenging business and economic environment may increase our risk related to commercial loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily‑marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Construction and land development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and land development loans comprised approximately 12.6% of our total loan portfolio as of December 31, 2018. Such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan‑to‑value ratio. As a result, construction and land development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Our high concentration of large loans to certain borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to cultivate relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. As of December 31, 2018, our 10 largest borrowing relationships accounted for approximately 17.9% of our total gross loan portfolio. We have established an informal, internal limit on loans to one borrower, principal or guarantor, but we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s business and the credit quality of the borrower are commensurate with the increased size of the loan. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of business, economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The small to midsized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair their ability to repay their loans.

We lend to small to midsized businesses, which generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair their ability to repay their loans. In addition, the success of a small and midsized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to midsized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition, results of operations and growth prospects may be materially adversely affected.

Our lending limit may restrict our growth and prevent us from effectively implementing our growth strategy.

We are limited in the total amount we can loan to a single borrower or related borrowers by the amount of our capital. The Bank is a Minnesota chartered bank and therefore all branches, regardless of location, fall under the legal lending limits of the laws, rules and regulations applicable to banks chartered in the state of Minnesota. Minnesota’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Under Minnesota law, total loans and extensions of credit to a borrower may not generally exceed 20% of the Bank’s capital stock and surplus, subject to certain exceptions. Based upon our current capital levels, the amount we may lend to one borrower is significantly less than that of many of our larger competitors, which may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. While we seek to accommodate larger loans by selling participations in those loans to other financial institutions, this strategy may not always be available. If we are unable to compete for loans from our target clients, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Greater seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our rapid growth, a significant portion of our loan portfolio at any given time is of relatively recent origin. Typically, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as “seasoning.” As a result, a portfolio of more seasoned loans may more predictably follow a bank’s historical default or credit deterioration patterns than a newer portfolio. Because 73.7% of our portfolio has been originated in the past three years, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Nonperforming assets take significant time to resolve and adversely affect our net interest income.

As of December 31, 2018, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more) totaled $581,000, or 0.03% of our total gross loan portfolio, and our nonperforming assets totaled $581,000, or 0.03% of total assets. In addition, we had $311,000 in accruing loans that were 30‑89 days delinquent as of December 31, 2018.

Our nonperforming assets adversely affect our net interest income in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our net income and returns on assets and equity. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then‑fair market value, which may result in a loss. These nonperforming loans and foreclosed assets also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management, which increases our loan administration costs and adversely affects our efficiency ratio, and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Liquidity and Funding Risks

Liquidity risks could affect our operations and jeopardize our business, financial condition, results of operations and growth prospects.

Liquidity is essential to our business. Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our client deposits, which can decrease for a variety of reasons, including when clients perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If clients move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek other funding alternatives, including increasing our dependence on wholesale funding sources, in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Additionally, we access collateralized public funds, which are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities or other sources permitted by law to ensure repayment. If we are unable to pledge sufficient collateral to secure public funding, we may lose access to this source of liquidity that we have historically relied upon. In addition, the availability of and fluctuations in these funds depends on the individual municipality’s fiscal policies and cash flow needs.

Other primary sources of funds consist of cash from operations, investment security maturities and sales and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by brokered deposits, repurchase agreements and the ability to borrow from the Federal Reserve and the Federal Home Loan Bank of Des Moines, or FHLB. We may also borrow from third‑party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter‑bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. There is also the potential risk that collateral calls with respect to our repurchase agreements could reduce our available liquidity.

Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including originating loans and investing in securities, or to fulfill obligations such as paying our expenses, repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We depend on non‑core funding sources, which causes our cost of funds to be higher when compared to other financial institutions.

We use certain non‑core, wholesale funding sources, including brokered deposits, federal funds purchased, and FHLB advances. As of December 31, 2018, we had approximately $291.2 million of brokered deposits, which represented approximately 18.7% of our total deposits, $18.0 million of federal funds purchased and $124.0 million of FHLB advances. Unlike traditional deposits from our local clients, there is a higher likelihood that the funds wholesale deposits provide will not remain with us after maturity. For example, depositors who have deposited funds with us through brokers are a less stable source of funding than typical relationship deposit clients. Although we are increasing our efforts to reduce our reliance on non‑core funding sources, we may not be able to increase our market share of core‑deposit funding in our highly competitive market area. If we are unable to do so, we may be forced to increase the amounts of wholesale funding sources. The cost of these funds can be volatile and may exceed the cost of core deposits in our market area, which could have a material adverse effect on our net interest income. In addition, our maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans we can pledge. As of December 31, 2018, our advances from the FHLB were collateralized by $577.2 million of real estate and commercial loans. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. If we are unable to access any of these types of funding sources or if our costs related to them increases, our liquidity and ability to support demand for loans could be materially adversely affected.

Our high concentration of large depositors may increase our liquidity risk, and the loss of any large depositor may negatively impact our net interest margin.

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2018, our 10 largest depositor relationships accounted for approximately 18.1% of our total deposits, and our largest depositor relationship accounted for approximately 6.8% of our total deposits. This high concentration of depositors presents a risk to our liquidity if one or more of them decides to change its relationship with us and to withdraw all or a significant portion of their deposits. If such an event occurs, we may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, which could negatively impact our net interest margin if the alternative source of funding is at a higher rate and have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our liquidity is dependent on dividends from the Bank.

The Company is a legal entity separate and distinct from the Bank. A substantial portion of our cash flow, including cash flow to pay principal and interest on any debt we may incur, comes from dividends the Company receives from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. For example, Minnesota law only permits banks to pay dividends if a bank has established a surplus fund equal to or more than 20% of the bank’s capital stock and if the dividends will not reduce the bank’s capital, undivided profits and reserves below specific requirements. As of December 31, 2018, the Bank had the capacity to pay the Company a dividend of up to $8.5 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our business, financial condition, results of operations and growth prospects, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and the Bank, on a stand‑alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market‑wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries with which we interact on a daily basis or key funding providers such as the FHLB, any of which could have a material adverse effect on our access to liquidity or otherwise have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Operational, Strategic and Reputational Risks

We may not be able to implement our growth strategy or manage costs effectively, resulting in lower earnings or profitability.

Our strategy focuses on organic growth, supplemented by opportunistic acquisitions, but we may not be able to continue to grow and increase our earnings in the future. Our growth requires that we increase our loans and deposits while managing risks by following prudent loan underwriting standards without increasing interest rate risk or compressing our net interest margin, hiring and retaining qualified employees and successfully implementing strategic projects and initiatives. Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets.

In addition, we are in the process of constructing a new real estate development that we expect to be the location of our new corporate headquarters. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, the costs associated with this project, which are likely to be material, may be higher than we have estimated. In addition, the process of moving our corporate headquarters is inherently complex and not part of our day‑to‑day operations. As a result, that process could cause significant disruption to our operations and cause the temporary diversion of management resources, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance. Our inability to manage our growth successfully could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are highly dependent on our strategic leadership team, and the loss of any of our senior executive officers or other key employees, or our inability to attract and retain qualified personnel, could harm our ability to implement our strategic plan and impair our relationships with clients.

Our success is dependent, to a large degree, upon the continued service and skills of our strategic leadership team, which consists of Jerry Baack, our Chairman of the Board, President and Chief Executive Officer, Jeff Shellberg, our Executive Vice President and Chief Credit Officer, Mary Jayne Crocker, our Executive Vice President and Chief Operating Officer, Joe Chybowski, our Senior Vice President and Chief Financial Officer, Nick Place, our Senior Vice President and Chief Lending Officer, and Lisa Salazar, our Senior Vice President of Deposit Services and Emerging Products. Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within our market area. The loss of any of the members of our strategic leadership team or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market area, the difficulty of finding qualified replacement personnel and any difficulties associated with transitioning of responsibilities to any new members of the strategic leadership team. As such, we need to continue to attract and retain key personnel and to recruit qualified individuals who fit our culture to succeed existing key personnel to ensure the continued growth and successful operation of our business. Leadership changes may occur from time to time, and we cannot predict whether significant retirements or resignations will occur or whether we will be able to recruit additional qualified personnel.

Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. In addition, our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations. The loss of the services of any senior executive or other key personnel, the inability to recruit and retain qualified personnel in the future or the failure to develop and implement a viable succession plan could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our stock.

We rely, in part, on our reputation to attract clients and retain our client relationships. Damage to our reputation could undermine the confidence of our current and potential clients in our ability to provide high‑quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service‑focused culture and controlling and mitigating the various risks described in this report, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti‑money laundering, client personal information and privacy issues, client and other third party fraud, record‑keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “Bridgewater Bank” brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity‑related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity‑related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity‑related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware or other cyber‑attacks.

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber‑attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on networks and systems maintained by us and certain third party partners, such as our online banking, mobile banking or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain the confidence of our clients. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our clients, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. We outsource to third parties many of our major systems, such as data processing and mobile and online banking. The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of customers. Any such events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute‑by‑minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break‑ins and other cybersecurity breaches described above, and the cybersecurity measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

Our use of third party vendors and our other ongoing third party business relationships is subject to increasing regulatory requirements and attention.

Our use of third party vendors for certain information systems is subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulations require us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology‑driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in our operations as we continue to grow. We may experience operational challenges as we implement these new technology enhancements, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology‑driven products and services or be successful in marketing such products and services to our clients.

In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. We expect that new technologies and business processes applicable to the banking industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan and deposit portfolios on an ongoing basis, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those clients or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in loan losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we pursue additional acquisitions, it may expose us to financial, execution and operational risks.

We plan to grow our business organically but remain open to considering potential bank or other acquisition opportunities that fit within our overall strategy and that we believe make financial and strategic sense. Although we do not have any current plans, arrangements or understandings to make any acquisitions, in the event that we pursue additional acquisitions, we may have difficulty completing them and may not realize the anticipated benefits of any transaction we complete. For example, we may not be successful in realizing anticipated cost savings, and we may not be successful in preventing disruptions in service to existing client relationships of the acquired institution. Our potential acquisition activities could require us to use a substantial amount of cash, other liquid assets or incur additional debt. In addition, if goodwill recorded in connection with our potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

In addition to the foregoing, we may face additional risks in acquisitions to the extent we acquire new lines of business or new products, or enter new geographic areas, in which we have little or no current experience, especially if we lose key employees of the acquired operations. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome risks associated with acquisitions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

New lines of business, products, product enhancements or services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances in which the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also affect the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service or system conversion could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We operate in a highly competitive and changing industry and market area and compete with both banks and non‑banks.

We operate in the highly competitive financial services industry and face significant competition for clients from financial institutions located both within and beyond our market area. We compete with national commercial banks, regional banks, private banks, savings banks, credit unions, non‑bank financial services companies and other financial institutions operating within or near the areas we serve, many of whom target the same clients we do in the Twin Cities MSA. As client preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for non‑banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our clients’ needs by using technology. Client loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the client. Increased lending activity of competing banks has also led to increased competitive pressures on loan rates and terms for high‑quality credits. We may not be able to compete successfully with other financial institutions in our markets, particularly with larger financial institutions that have significantly greater resources than us, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability. Many of our non‑bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking clients may seek alternative banking sources as they develop needs for credit larger than we may be able to accommodate or more expansive product mixes offered by larger institutions.

Severe weather, natural disasters, pandemics, acts of war or terrorism or other adverse external events could significantly impact our business.

Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Legal, Accounting and Compliance Risks

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2018, our commercial real estate loans represented 480.2% of the Bank’s total risk-based capital. As a result, we are deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines. Accordingly, pursuant to guidance issued by the federal bank regulatory agencies, we are required to have heightened risk management practices in place to account for the heightened degree of risk associated with commercial real estate lending and may be required to maintain capital in excess of regulatory minimums. We cannot guarantee that the risk management practices we have implemented will be effective to prevent losses relating to our commercial real estate portfolio. In addition, increased capital requirements could limit our ability to leverage our capital, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our risk management framework may not be effective in mitigating risks or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, operational, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and it may not adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations and growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.

Our accounting policies and methods are fundamental to the manner in which we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include policies related to the allowance for loan losses, investment securities impairment and deferred tax assets. See Note 1 of the Company’s Consolidated Financial Statements included as part of this Annual Report on Form 10-K for further information. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided, experience additional impairment in our securities portfolio or record a valuation allowance against our deferred tax assets. Any of these could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our risk management processes, internal controls, disclosure controls and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Changes in accounting policies or standards could materially impact our financial statements.

From time to time, the FASB or the SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently, in each case resulting in our needing to revise or restate prior period financial statements.

The obligations associated with being a public company require significant resources and management attention, which may divert time and attention from our business operations.

As a public company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. As a public company, we also incur significant legal, accounting, insurance, and other expenses. Compliance with these reporting requirements and other rules of the SEC could increase our legal and financial compliance costs and make some activities more time consuming and costly, which could negatively affect our efficiency ratio. Furthermore, the need to establish and maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our strategic plan, which could prevent us from successfully implementing our growth initiatives and improving our business, results of operations and financial condition.

As an emerging growth company as defined in the JOBS Act, we are taking advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and an exemption from the requirement to obtain an attestation from our auditors on management’s assessment of our internal control over financial reporting. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the financial crisis, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of “held for sale” assets and compliance with anti‑money laundering statutes, the Bank Secrecy Act and sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury.

In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our current or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If the goodwill that we recorded in connection with a recent acquisition becomes impaired, it could have a negative impact on our financial condition and results of operations.

As of December 31, 2018, we had goodwill of $2.6 million, or 1.2% of our total shareholders’ equity. The excess purchase consideration over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has occurred. In testing for impairment, we conduct a qualitative assessment, and we also estimate the fair value of net assets based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market‑based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non‑cash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to extensive regulation, and the regulatory framework that applies to us, together with any future legislative or regulatory changes, may significantly affect our operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, clients, federal deposit insurance funds and the banking system as a whole, not for the protection of our shareholders. The Company is subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the FDIC and the Minnesota Department of Commerce. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept, maintenance of adequate capital and liquidity, changes in the control of us and our bank, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is the risk that such approvals may not be obtained, either in a timely manner or at all. Our regulators also have the ability to compel us to take certain actions, or restrict us from taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Since the financial crisis, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. In particular, the Dodd‑Frank Wall Street Reform and Consumer Protection Act, or Dodd‑Frank Act, drastically revised the laws and regulations under which we operate. As an institution with less than $10 billion in assets, certain elements of the Dodd‑Frank Act have not been applied to us and provisions of the Regulatory Relief Act are intended to result in meaningful regulatory relief for community banks and their holding companies. While we endeavor to maintain safe banking practices and controls beyond the regulatory requirements applicable to us, our internal controls may not match those of larger banking institutions that are subject to increased regulatory oversight.

Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. This increased regulatory burden has resulted and may continue to result in increased costs of doing business and may in the future result in decreased revenues and net income, reduce our ability to compete effectively to attract and retain clients, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Recent political developments, including the change in administration in the United States, have increased additional uncertainty to the implementation, scope and timing of regulatory reforms.

Changes in tax laws and regulations, or changes in the interpretation of existing tax laws and regulations, may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We operate in an environment that imposes income taxes on our operations at both the federal and state levels to varying degrees. We engage in certain strategies to minimize the impact of these taxes. Consequently, any change in tax laws or regulations, or new interpretation of an existing law or regulation, could significantly alter the effectiveness of these strategies.

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently‑enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2018, our net deferred tax asset was $6.7 million.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The act includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, which took effect on January 1, 2018. The reduction in the federal corporate income tax rate resulted in an impairment of our net deferred tax asset based on our revaluation of the future tax benefit of these deferrals using the lower tax rate. We recorded this impairment as an additional tax provision of $2.0 million in the fourth quarter of 2017.

We also face risk based on actions of the U.S. Treasury and the Internal Revenue Service, or IRS. In November 2016, these agencies issued a notice making captive insurance company activities “transactions of interest” due to the potential for tax avoidance or evasion. We have a captive insurance company, which is a wholly‑owned subsidiary of the Company that provides insurance coverage to the Company and its subsidiaries for risk management purposes or where commercial insurance may not be available or economically feasible. It is not certain at this point how the notice may impact us or the continued operation of the captive insurance company as a risk management tool, but if the activity is deemed by the IRS to be an abusive tax structure, we may become subject to significant penalties and interest.

In addition, on February 13, 2018, we formed Bridgewater Investment Management, Inc., a Minnesota corporation and a subsidiary of the Bank, to hold certain municipal securities and to engage in municipal lending activities. Based on current tax regulations and guidance, we believe that municipal securities held by a non‑bank subsidiary of a financial institution are eligible to receive favorable federal income tax treatment. Like our captive insurance company, there is a risk that the IRS may investigate these types of arrangements and issue new guidance eliminating the tax benefit to such a structure.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

Changes in federal policy and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

We are subject to more stringent capital requirements.

Banking institutions are required to hold more capital as a percentage of assets than most industries. In the wake of the global financial crisis, our capital requirements increased, both in the amount of capital we must hold and in the quality of the capital to absorb losses. Holding high amounts of capital compresses our earnings and constrains growth. In addition, the failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect client and investor confidence, our costs of funds and FDIC insurance costs and our ability to make acquisitions and ultimately result in a material adverse effect on our business, financial condition, results of operations and growth prospects.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC and the Minnesota Department of Commerce periodically examine us, including our operations and our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act of 1977, or CRA, requires the Bank, consistent with safe and sound operations, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. Our failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, bank regulatory agencies and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Noncompliance with the Bank Secrecy Act and other anti‑money laundering statutes and regulations could result in fines or sanctions against us.

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti‑money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti‑money laundering requirements. The bank regulatory agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the Gramm‑Leach‑Bliley Act which, among other things (i) imposes certain limitations on our ability to share nonpublic personal information about our clients with nonaffiliated third parties, (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security‑related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy‑related enforcement activity at the federal level, by the Federal Trade Commission and the Consumer Financial Protection Bureau, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting client or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Federal Reserve may require us to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd‑Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are an emerging growth company within the meaning of the Securities Act and because we have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

For as long as we remain an emerging growth company, as defined in the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act, being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the FASB or the SEC, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have elected to, and expect to continue to, take advantage of certain of these and other exemptions until we are no longer an emerging growth company. Further, the JOBS Act allows us to present only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations and provide less than five years of selected financial data.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, (iii) the date on which we have, during the previous three‑year period, issued more than $1.0 billion in non‑convertible debt and (iv) the end of the first fiscal year in which (A) the market value of our equity securities that are held by non‑affiliates exceeds $700 million as of June 30 of that year, (B) we have been a public reporting company under the Exchange Act for at least twelve calendar months and (C) we have filed at least one annual report on Form 10‑K.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an emerging growth company, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, financial results or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock. We cannot predict if investors will find our common stock less attractive because we plan to rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The financial reporting resources we have put in place may not be sufficient to ensure the accuracy of the additional information we are required to disclose as a publicly listed company.

As a result of being a publicly listed company, we are subject to the heightened financial reporting standards under GAAP and SEC rules, including more extensive levels of disclosure. Complying with these standards required enhancements to the design and operation of our internal control over financial reporting as well as additional financial reporting and accounting staff with appropriate training and experience in GAAP and SEC rules and regulations.

If we are unable to meet the demands that are placed upon us as a public company, including the requirements of Sarbanes‑Oxley, we may be unable to report our financial results accurately, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Sarbanes‑Oxley, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses or other deficiencies occur, our ability to report our financial results accurately and timely could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the

Nasdaq Stock Market, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.

We did not perform an evaluation of our internal control over financial reporting, as contemplated by Section 404 of Sarbanes‑Oxley, nor did we engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting under the standards of the PCAOB as of any balance sheet date reported in our financial statements as of December 31, 2018. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting under the standards of PCAOB, material weaknesses may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an emerging growth company, we will be exempt from the provisions of Section 404(b) of Sarbanes‑Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting under the standards of PCAOB. We may take advantage of this exemption so long as we qualify as an emerging growth company.

Certain banking laws and certain provisions of our amended and restated articles of incorporation may have an anti‑takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. Acquisition of 10% or more of any class of voting stock of a bank holding company or depository institution, including shares of our common stock, generally creates a rebuttable presumption that the acquirer “controls” the bank holding company or depository institution. Also, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, including the Bank.

There are also provisions in our amended and restated articles of incorporation and amended and restated bylaws, such as the classification of our board of directors and limitations on the ability to call a special meeting of our shareholders, that may be used to delay or block a takeover attempt. In addition, our board of directors is authorized under our amended and restated articles of incorporation to issue shares of preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without shareholder approval. These provisions may effectively inhibit a non‑negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.

Our amended and restated bylaws have an exclusive forum provision, which could limit a shareholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated bylaws have an exclusive forum provision providing that, unless we consent in writing to an alternative forum, the state or federal courts in Hennepin County, Minnesota shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of the Company to the Company or the Company’s shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Minnesota Business Corporation Act, the articles or the bylaws of the Company, or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said courts having personal jurisdiction over the indispensable parties named as defendants therein. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our bylaws. The exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Market and Interest Rate Risks

Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings.

Fluctuations in interest rates may negatively affect our business and may weaken demand for some of our products. Our earnings and cash flows are largely dependent on our net interest income, which is the difference between the interest income that we earn on interest earning assets, such as loans and investment securities, and the interest expense that we pay on interest bearing liabilities, such as deposits and borrowings. Additionally, changes in interest rates also affect our ability to fund our operations with client deposits and the fair value of securities in our investment portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, can have a significant effect on our net interest income and results of operations.

Our interest earning assets and interest bearing liabilities may react in different degrees to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. The result of these changes to rates may cause differing spreads on interest earning assets and interest bearing liabilities. We cannot control or accurately predict changes in market rates of interest.

Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions and policies of various governmental and regulatory agencies, and, in particular U.S. monetary policy. For example, we face uncertainty regarding the interest rate risk, and resulting effect on our portfolio, that could result when the Federal Reserve reduces the amount of securities it holds on its balance sheet. In recent years, it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through a targeted federal funds rate and the purchase of U.S. Treasury and mortgage‑backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have generally been at levels lower than were available prior to the financial crisis. Consequently, the average yield on the Bank’s interest‑earning assets has generally decreased during the current low interest rate environment. If a low interest rate environment persists, we may be unable to increase our net interest income.

As of December 31, 2018, we had $369.2 million of noninterest bearing deposit accounts and $1.19 billion of interest bearing deposit accounts. We do not know what market rates will be, especially if the Federal Reserve continues to increase interest rates in the near term. If we need to offer higher interest rates on these accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2018, the fair value of our securities portfolio was approximately $253.4 million, or 12.8% of our total assets. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed‑rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause an other than temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other than temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Monetary policies and regulations of the Federal Reserve could adversely affect our operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition, results of operations and growth prospects cannot be predicted.

Our stock is relatively thinly traded.

Although our common stock is traded on the Nasdaq Stock Market, the average daily trading volume of our common stock is relatively low compared to many public companies. The desired market characteristics of depth, liquidity, and orderliness require the substantial presence of willing buyers and sellers in the marketplace at any given time. In our case, this presence depends on the individual decisions of a relatively small number of investors and general economic and market conditions over which we have no control. Due to the relatively low trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the stock price to fall more than would be justified by the inherent worth of the Company. Conversely, attempts to purchase a significant amount of our stock could cause the market price to rise above the reasonable inherent worth of the Company.

The price of our common stock could be volatile and other factors could cause our stock price to decline.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•actual or anticipated variations in our quarterly results of operations;

•recommendations or research reports about us or the financial services industry in general published by securities analysts;

•the failure of securities analysts to cover, or continue to cover;

•operating and stock price performance of other companies that investors or analysts deem comparable to us;

•news reports relating to trends, concerns and other issues in the financial services industry;

•perceptions in the marketplace regarding us, our competitors or other financial institutions;

•future sales of our common stock;

•departure of members of our strategic leadership team or other key personnel;

•new technology used, or services offered, by competitors;

•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•changes or proposed changes in laws or regulations, or differing interpretations of existing laws and regulations, affecting our business, or enforcement of these laws and regulations;

•litigation and governmental investigations; and

•geopolitical conditions such as acts or threats of terrorism or military conflicts.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, results of operations or growth prospects. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this report, and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

Our ability to pay dividends may be limited, and we do not intend to pay cash dividends on our common stock in the foreseeable future. Consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

Holders of our common stock are entitled to receive only such dividends as our board of directors may declare out of funds legally available for such payments. We expect that we will retain all earnings, if any, for operating capital, and we do not expect our board of directors to declare any dividends on our common stock in the foreseeable future. Even if we have earnings in an amount sufficient to pay cash dividends, our board of directors may decide to retain earnings for the purpose of funding growth. We cannot assure you that cash dividends on our common stock will ever be paid. You should not purchase shares of common stock offered hereby if you need or desire dividend income from this investment.

In addition, we are a financial holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank and financial holding companies should generally pay dividends on capital stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition.

Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock in the event we decide to declare dividends. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock.

Future issuances of common stock could result in dilution, which could cause our common stock price to decline.

We are generally not restricted from issuing additional shares of our common stock, up to the 75,000,000 shares of common stock in our amended and restated articles of incorporation, which could be increased by a vote of the holders of a majority of our shares of common stock. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

The holders of our debt obligations and preferred stock, if any, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us and claims of all of our outstanding shares of preferred stock. As of December 31, 2018, we had $15.0 million of senior indebtedness and $25.0 million of subordinated debentures outstanding. We do not currently have any shares of preferred stock outstanding. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to our debt holders have been satisfied and holders of senior equity securities, including preferred shares, if any, have received any payment or distribution due to them.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term shareholder value.

In January 2019, the Company’s board of directors approved a stock repurchase program, which authorizes the Company to repurchase up to $15 million of its common stock, subject to certain limitations and conditions.  The repurchase program was effective immediately and will continue for a period of 24 months. The repurchase program does not obligate the Company to repurchase any shares of its common stock, and there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices.  The repurchase program may be suspended or terminated at any time and, even if fully implemented, the program may not enhance long-term shareholder value.

ITEM 1.B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located at 3800 American Boulevard West, Suite 100, Bloomington, Minnesota 55431. In addition to our corporate headquarters, we operate six branch offices located in the Twin Cities MSA. We own three of our branch offices located in Orono, St. Louis Park and Minneapolis (Hennepin Avenue), and we lease our headquarters space, and the remainder of our retail branch offices. Additional information regarding our locations is set forth below.

		Square
Branch Locations:	Ownership	Footage	Term
3800 American Boulevard West, Various Suites, Bloomington, Minnesota 55431	Leased	18,510	Term expires September 2020; renewable at the Bank's option
21500 Highway 7, Greenwood, Minnesota 55331	Leased	5,640	Term expires August 2021; renewable at the Bank's option
Northstar Center West, 625 Marquette Avenue, Suite #W0100, Minneapolis, Minnesota 55402	Leased	1,771	Term expires June 2022; renewable at the Bank's option
4400 Excelsior Boulevard, St. Louis Park, Minnesota 55416	Owned	4,057	N/A
2445 Shadywood Road, Orono, Minnesota 55331	Owned	4,100	N/A
3100 Hennepin Avenue, Minneapolis, Minnesota 55408(1)	Owned	4,500	N/A
370 Wabasha Street N., St. Paul, Minnesota 55102	Leased	10,820	Term expires January 2029; renewable at the Bank's option

(1)	Does not include the leased drive‑up property located adjacent to the branch.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Bank’s business. The

Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the Nasdaq Stock Market (“Nasdaq”) under the symbol “BWB” on March 14, 2018. Prior to that, there was no public market for our common stock.

As of February 25, 2019, the Company had 121 holders of record of the Company’s common stock and an estimated 1,630 additional beneficial holders of the Company’s common stock whose stock was held in street name by brokerages or fiduciaries.

Issuer Purchases of Equity Securities

On January 24, 2019, the Company’s board of directors approved a stock repurchase program (the “Program”) which authorizes the Company to repurchase up to $15 million of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 24 months. The Program does not obligate the Company to repurchase any shares of its common stock, and there is no assurance that the Company will do so. Under the Program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice. No repurchases were made of the Company’s common stock during 2018 or 2017.

Performance Graph

Dividend Policy

The Company has not historically declared or paid dividends on common stock and does not intend to declare or pay dividends on common stock in the foreseeable future. Instead, the Company anticipates that future earnings will be retained to support its operations and to finance the growth and development of the business. Any future determination relating to the Company’s dividend policy will be made by the board of directors and will depend on a number of factors, including historic and projected financial condition, liquidity and results of operations, capital levels and needs, tax considerations, any acquisitions or potential acquisitions that may be pursued, statutory and regulatory prohibitions and other limitations, the terms of any credit agreements or other borrowing arrangements that restrict the ability to pay cash dividends, general economic conditions and other factors deemed relevant by the board of directors. The Company is not obligated to pay dividends on its common stock and is subject to restrictions on paying dividends on common stock.

Dividend Restrictions

        As a Minnesota corporation, the Company is subject to certain restrictions on dividends under the Minnesota Business Corporation Act, as amended. Generally, a Minnesota corporation is prohibited from paying a dividend if, after giving effect to the dividend the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation's total assets would be less than the sum of its total liabilities, plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

        In addition, the Company is subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See "Supervision and Regulation—Supervision and Regulation of the Company—Dividend Payments." Because the Company is a financial holding company and does not engage directly in business activities of a material nature, the ability to pay dividends to shareholders depends, in large part, upon receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies. See "Supervision and Regulation—Supervision and Regulation of the Bank—Dividend Payments."

        Under the terms of a loan agreement with a third party correspondent lender which the Company entered into in February of 2016, the Company cannot declare or pay any cash dividend or make any other distribution in respect to capital stock without the prior written consent of the lender. In addition, under the terms of the subordinated notes issued in July of 2017, and the related subordinated note purchase agreements, the Company is not permitted to declare or pay any dividends on capital stock if an event of default occurs under the terms of the subordinated notes, excluding any dividends or distributions in shares of, or options, warrants or rights to subscribe for or purchase shares of, any class of our common stock and any declaration of a non-cash dividend in connection with the implementation of a shareholders' rights plan.

Unregistered Sales of Equity Securities

On October 25, 2018, the Company entered into Exchange Agreements (the “Exchange Agreements”) with Castle Creek Capital Partners V, LP, EJF Sidecar Fund, Series LLC – Series E and Endeavour Regional Bank Opportunities Fund II LP (collectively, the “Investors”), providing for the exchange of a total of 2,823,542 shares of the Company’s non-voting common stock, par value $0.01 per share, for 2,823,542 shares of the Company’s common stock, par value $0.01 per share. The non-voting common stock was originally issued to the Investors in private placement transactions that were completed in 2015 and 2016, and was issued to enable the equity ownership of the Investors to comply with applicable banking laws and regulations. The Exchange Agreements contain customary representations, warranties and covenants made by each of the Investors and the Company. A member of the Company’s board of directors, David J. Volk, is a principal at Castle Creek Capital, LLC, which is the sole general partner of Castle Creek Capital Partners V, LP.

Pursuant to the terms of the Company’s amended and restated articles of incorporation, the non-voting common stock was convertible into common stock, subject to certain limitations. The number of shares that the Investors received pursuant to the Exchange Agreements is equal to the number of shares of common stock that the Investors would have received upon conversion of the non-voting common stock. The exchange transactions were effected because the non-voting common stock could only be converted at the time of a transfer or sale of the non-voting common stock that satisfied certain conditions set forth in the amended and restated articles of incorporation. The common stock issued upon exchange of the non-voting common stock was offered and exchanged in reliance on exemptions from registration provided by Sections 3(a)(9) and 18(b)(4) of the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On March 16, 2018, the Company sold 5,379,513 shares of common stock in its initial public offering, including 1,005,000 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares to cover over-allotments. All of the shares were sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-223019), which was declared effective by the SEC on March 13, 2018.

There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s prospectus filed with the SEC on March 14, 2018 pursuant to Rule 424(b)(4) under the Securities Act of 1933. From the effective date of the registration statement through December 31, 2018, the Company has contributed $25.0 million of the net proceeds of the initial public offering to the Bank.

ITEM 6.  SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2018. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of and for the year ended December 31,
	2018	2017	2016		2015	2014
Per Common Share Data (1)
Basic Earnings Per Share	$0.93	$0.69		$0.59	$0.65	$0.63
Diluted Earnings Per Share	0.91	0.68		0.58	0.64	0.60
Book Value Per Share	7.34	5.56		4.69	4.05	3.36
Tangible Book Value Per Share (2)	7.22	5.40		4.53	4.05	3.36
Basic Weighted Average Shares Outstanding	29,001,393	24,604,464		22,294,837	17,269,448	15,877,647
Diluted Weighted Average Shares Outstanding	29,436,214	25,017,690		22,631,741	17,606,253	16,506,363
Shares Outstanding at Period End	30,097,274	24,679,861		24,589,861	19,819,349	15,979,325

Selected Performance Ratios
Return on Average Assets (ROA)	1.51%	1.16%	(6)	1.20%	1.39%	1.51%
Return on Average Common Equity (ROE)	13.87	13.18	(6)	12.88	17.50	20.49
Return on Average Tangible Common Equity (2)	14.15	13.60		13.23	17.50	20.49
Yield on Interest Earning Assets	4.88	4.76		4.78	4.99	5.19
Yield on Total Loans, Gross	5.23	5.10		5.20	5.37	5.82
Cost of Interest Bearing Liabilities	1.65	1.19		1.09	1.08	0.91
Cost of Total Deposits	1.12	0.80		0.76	0.77	0.64
Net Interest Margin (3)	3.72	3.92		4.00	4.18	4.49
Efficiency Ratio (2)	46.5	44.4		45.8	43.6	40.6
Adjusted Efficiency Ratio (5)	41.7	41.1		N/A	N/A	N/A
Noninterest Expense to Average Assets	1.78	1.76		1.84	1.84	1.82
Adjusted Noninterest Expense to Average Assets (5)	1.59	1.62		N/A	N/A	N/A
Loan to Deposit Ratio	106.7	100.6		97.8	104.9	99.5
Core Deposits to Total Deposits	74.2	76.7		77.2	79.4	83.2
Tangible Common Equity to Tangible Assets (2)	11.03	8.26		8.86	8.63	7.65

Selected Asset Quality Data
Loans 30-89 Days Past Due	$311	$664		$677	$1,087	$1,225
Loans 30-89 Days Past Due to Total Loans	0.02%	0.05%		0.07%	0.14%	0.20%
Nonperforming Loans	$581	$1,139		$2,323	$2,338	$923
Nonperforming Loans to Total Loans	0.03%	0.08%		0.23%	0.29%	0.15%
Foreclosed Assets	$-	$581		$4,183	$726	$2,944
Nonaccrual Loans to Total Loans	0.03%	0.08%		0.23%	0.29%	0.15%
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.03	0.08		0.23	0.29	0.15
Nonperforming Assets (4)	$581	$1,720		$6,506	$3,064	$3,867
Nonperforming Assets to Total Assets (4)	0.03%	0.11%		0.52%	0.33%	0.55%
Allowance for Loan Losses to Total Loans	1.20	1.22		1.23	1.26	1.59
Allowance for Loans Losses to Nonperforming Loans	3,447.68	1,448.81		530.91	429.94	1,028.06
Net Loan Charge-Offs (Recoveries) to Average Loans	0.00	0.00		0.11	0.14	0.07

Capital Ratios (Bank Only)
Tier 1 Leverage Ratio	10.82%	9.83%		9.24%	9.49%	9.70%
Tier 1 Risk-based Capital Ratio	11.63	11.15		11.38	11.06	11.47
Total Risk-based Capital Ratio	12.76	12.37		12.63	12.31	12.73

Capital Ratios (Consolidated)
Tier 1 Leverage Ratio	11.23%	8.38%		9.44%	8.89%	7.75%
Tier 1 Risk-based Capital Ratio	12.07	9.49		11.49	10.34	9.15
Total Risk-based Capital Ratio	14.55	12.46		12.74	11.59	10.41

Growth Ratios
Percentage Change in Total Assets	22.1%	28.3%		35.7%	32.3%	21.9%
Percentage Change in Total Loans, Gross	23.6	34.6		25.2	33.6	25.5
Percentage Change in Total Deposits	16.5	30.9		34.3	26.7	15.2
Percentage Change in Shareholders' Equity	61.1	18.9		43.9	49.2	26.9
Percentage Change in Net Income	59.4	27.8		18.0	12.8	53.8
Percentage Change in Diluted Earnings Per Share	35.5	15.6		(8.2)	5.7	34.6
Percentage Change in Tangible Book Value Per Share (2)	33.7	19.3		11.9	20.3	25.8

(1)

Includes shares of common stock and non-voting common stock. On October 25, 2018, the Company exchanged shares of common stock for all of the outstanding shares of non-voting common stock. Following the exchange, no shares of non-voting common stock were outstanding.

(2)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21% for 2018 and 35% for 2017.

(4)	Nonperforming assets are defined as nonaccrual loans plus loans 90 days past due plus foreclosed assets.
(5)	Ratio excludes the amortization of tax credit investments and represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(6)

ROA and ROE, excluding a one-time additional expense of $2.0 million related to the revaluation of the deferred tax asset, would have been 1.30% and 14.75%, respectively for the year ended December 31, 2017.

	As of and for the year ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Selected Balance Sheet Data
Total Assets	$1,973,741	$1,616,612	$1,260,394	$928,686	$702,175
Total Loans, Gross	1,664,931	1,347,113	1,000,739	799,497	598,547
Allowance for Loan Losses	20,031	16,502	12,333	10,052	9,489
Securities Available for Sale	253,378	229,491	217,083	100,769	70,022
Goodwill and Other Intangibles	3,678	3,869	4,060	—	—

Deposits	1,560,934	1,339,350	1,023,508	761,882	601,373
Federal Funds Purchased	18,000	23,000	44,000	13,000	10,000
FHLB Advances and Notes Payable	139,000	85,000	72,000	69,042	34,000
Subordinated Debentures, Net of Issuance Costs	24,630	24,527	—	1,500	1,500
Tangible Common Equity (1)	217,320	133,293	111,306	80,178	53,738
Total Shareholders' Equity	220,998	137,162	115,366	80,178	53,738
Average Total Assets	1,777,592	1,451,732	1,098,654	806,625	656,826
Average Common Equity	194,083	128,123	102,588	63,981	48,443

(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	As of and for the year ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Selected Income Statement Data
Interest Income	$85,226	66,346	$50,632	$39,193	$33,384
Interest Expense	20,488	12,173	8,514	6,498	4,585
Net Interest Income	64,738	54,173	42,118	32,695	28,799
Provision for Loan Losses	3,575	4,175	3,250	1,500	1,500
Net Interest Income after Provision for Loan Losses	61,163	49,998	38,868	31,195	27,299
Noninterest Income	2,543	2,536	2,567	1,872	975
Noninterest Expense	31,562	25,496	20,168	14,817	11,983
Income Before Income Taxes	32,144	27,038	21,267	18,250	16,291
Provision for Income Taxes	5,224	10,149	8,052	7,055	6,365
Net Income	$26,920	$16,889	$13,215	$11,195	$9,926

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the ‘‘Selected Financial Data’’ and our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under ‘‘Forward-Looking Statements,’’ ‘‘Risk Factors’’ and elsewhere in this report, may cause actual results to differ materially from those projected in the forward looking statements. We assume no obligation to update any of these forward-looking statements. Readers of our Annual Report on Form 10-K should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on forward-looking statements.

Overview

The Company is a financial holding company headquartered in Bloomington, Minnesota, which is currently celebrating thirteen years of successful operations. The principal sources of funds for loans and investments are transaction, savings, time, and other deposits, and short-term and long-term borrowings. The Company’s principal sources of income are interest and fees collected on loans, interest and dividends earned on investment securities and service charges. The Company’s principal expenses are interest paid on deposit accounts and borrowings, employee compensation and other overhead expenses.  The Company’s simple, efficient business model of providing responsive support and unconventional experiences to clients continues to be the underlying principle that drives the Company’s profitable growth.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 of the notes to the consolidated financial statements included as a part of this report. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect the reported results and financial position for the current period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the future financial condition and results of operations.

The JOBS Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to take advantage of this extended transition period, which means that the financial statements included in this report, as well as any financial statements filed in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as the Company remains an emerging growth company or until the Company affirmatively and irrevocably opts out of the extended transition period under the JOBS Act.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgements.

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

Results of Operations

Net Income

2018 compared to 2017

Net income was $26.9 million for the year ended December 31, 2018, a 59.4% increase over net income of $16.9 million for the year ended December 31, 2017. Net income per diluted common share for the year ended December 31, 2018 was $0.91, a 35.5% increase, compared to $0.68 per diluted common share for the year ended December 31, 2017. ROA was 1.51% and 1.16% for the years ended December 31, 2018 and 2017, respectively. ROE was 13.87% and 13.18% for the years ended December 31, 2018 and 2017, respectively.

The year ended 2017 included a one-time additional expense of $2.0 million related to the enactment of the Tax Cuts and Jobs Act. Excluding the one-time impact of the Tax Cuts and Jobs Act, ROA and ROE for the year ended December 31, 2017 would have been 1.30% and 14.75%, respectively.

2017 compared to 2016

Net income was $16.9 million for the year ended December 31, 2017, a 27.8% increase over net income of $13.2 million for the year ended December 31, 2016. Net income per diluted common share for the year ended December 31, 2017 was $0.68, a 15.6% increase, compared to $0.58 per diluted common share for the year ended December 31, 2016. ROA was 1.16% and 1.20% for the years ended December 31, 2017 and 2016, respectively. ROE was 13.18% and 12.88% for the years ended December 31, 2017 and 2016, respectively.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the levels of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate beginning in 2018. A 35% federal tax rate has been applied to periods prior to 2018. Management’s ability to respond to changes in interest rates by effective asset-liability management techniques is critical to maintaining net interest margin and the momentum of the Company’s primary source of earnings.

Average Balances and Yields

The following table shows, for the years ended December 31, 2018, 2017, and 2016, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	December 31, 2018			December 31, 2017			December 31, 2016
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$22,962	$250	1.09%	$25,306	$226	0.89%	$32,186	$267	0.83%
Investment Securities:
Taxable Investment Securities	129,486	2,878	2.22	102,115	1,892	1.85	68,722	1,041	1.51
Tax-Exempt Investment Securities (1)	116,557	4,830	4.14	130,289	6,289	4.83	87,226	4,012	4.60
Total Investment Securities	246,043	7,708	3.13	232,404	8,181	3.52	155,948	5,053	3.24
Loans (2)	1,491,166	78,033	5.23	1,177,491	60,024	5.10	896,915	46,622	5.20
Federal Home Loan Bank Stock	6,321	249	3.94	4,288	115	2.68	3,583	94	2.62
Total Interest Earning Assets	1,766,492	86,240	4.88%	1,439,489	68,546	4.76%	1,088,632	52,036	4.78%
Noninterest Earning Assets	11,100			12,243			10,022
Total Assets	$1,777,592			$1,451,732			$1,098,654
Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	177,335	635	0.36%	161,454	389	0.24%	133,130	401	0.30%
Savings and Money Market Deposits	381,318	4,681	1.23	284,641	2,218	0.78	199,525	1,411	0.71
Time Deposits	300,021	5,731	1.91	286,840	4,360	1.52	236,641	3,496	1.48
Brokered Deposits	232,022	4,924	2.12	185,144	2,752	1.49	125,414	1,647	1.31
Federal Funds Purchased	29,671	637	2.15	15,247	169	1.11	8,852	56	0.63
Notes Payable	15,750	594	3.77	17,750	656	3.70	19,275	718	3.73
FHLB Advances	82,562	1,718	2.08	56,458	880	1.56	54,599	769	1.41
Subordinated Debentures	24,582	1,568	6.38	12,253	749	6.11	229	16	7.00
Total Interest Bearing Liabilities	1,243,261	20,488	1.65%	1,019,787	12,173	1.19%	777,665	8,514	1.09%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	330,898			299,232			214,490
Other Noninterest Bearing Liabilities	9,350			4,590			3,911
Total Noninterest Bearing Liabilities	340,248			303,822			218,401
Shareholders' Equity	194,083			128,123			102,588
Total Liabilities and Shareholders' Equity	$1,777,592			$1,451,732			$1,098,654
Net Interest Income / Interest Rate Spread		65,752	3.23%		56,373	3.57%		43,522	3.69%
Net Interest Margin (3)			3.72%			3.92%			4.00%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(1,014)			(2,200)			(1,404)
Net Interest Income		$64,738			$54,173			$42,118

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21% in 2018 and 35% in 2017 and 2016.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)

Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following tables show the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percentage changes in average volume and average rate as they compare to each other. The following table presents the changes in the volume and rate of interest bearing assets and liabilities for the year ended December 31, 2018, compared to the year ended December 31, 2017, and for the year ended December 31, 2017, compared to the year ended December 31, 2016.

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Compared with			Compared with
	Year Ended December 31, 2017			Year Ended December 31, 2016
	Change Due To:		Interest	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	(21)	45	24	(57)	16	(41)
Investment Securities:
Taxable Investment Securities	507	479	986	506	345	851
Tax Exempt Investment Securities	(663)	(796)	(1,459)	1,981	296	2,277
Total Securities	(156)	(317)	(473)	2,487	641	3,128
Loans	15,990	2,019	18,009	14,584	(1,182)	13,402
Federal Home Loan Bank Stock	55	79	134	18	3	21
Total Interest Earning Assets	$15,868	$1,826	$17,694	$17,032	$(522)	$16,510

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	38	208	246	85	(97)	(12)
Savings and Money Market Deposits	753	1,710	2,463	602	205	807
Time Deposits	200	1,171	1,371	742	122	864
Brokered Deposits	697	1,475	2,172	784	321	1,105
Federal Funds Purchased	160	308	468	40	73	113
Notes Payable	(74)	12	(62)	(57)	(5)	(62)
FHLB Advances	407	431	838	26	85	111
Subordinated Debentures	754	65	819	841	(108)	733
Total Interest Bearing Liabilities	2,935	5,380	8,315	3,063	596	3,659
Net Interest Income	$12,933	$(3,554)	$9,379	$13,969	$(1,118)	$12,851

Interest Income, Interest Expense, and Net Interest Margin

2018 Compared to 2017

Net interest income was $64.7 million for the year ended December 31, 2018, an increase of $10.6 million, or 19.5%, compared to $54.2 million for the year ended December 31, 2017. The increase in net interest income was largely attributable to growth in average interest earning assets, particularly strong organic growth in the loan portfolio.

Net interest margin (on a fully tax-equivalent basis) for the year ended December 31, 2018 was 3.72%, compared to 3.92% for the year ended December 31, 2017, a decrease of 20 basis points. While net interest margin has benefitted from the repricing of variable rate loans and the origination of new loans at higher rates, this was outpaced by increased balances and rates on deposits and borrowings. Furthermore, the lower statutory federal tax rate reduced the net interest income tax equivalent adjustment by six basis points.

Average interest earning assets for the year ended December 31, 2018 increased $327.0 million, or 22.7%, to $1.77 billion from $1.44 billion for the year ended December 31, 2017. This increase in average interest earning assets was due to continued organic growth in the loan portfolio as a result of increased loan production. Average interest bearing liabilities increased $223.5 million, or 21.9%, to $1.24 billion for the year ended December 31, 2018, from $1.02 billion for the year ended December 31, 2017. The increase in average interest bearing liabilities was due to an increase in interest bearing deposits, federal funds purchased, FHLB advances, and the issuance of $25.0 million of subordinated debentures in July of 2017.

Average interest earning assets produced a tax-equivalent yield of 4.88% for year ended December 31, 2018, compared to 4.76% for the year ended December 31, 2017. The average rate paid on interest bearing liabilities was 1.65% for the year ended December 31, 2018, compared to 1.19% for the year ended December 31, 2017.

Interest Income. Total interest income on a tax-equivalent basis was $86.2 million for the year ended December 31, 2018, compared to $68.5 million for the year ended December 31, 2017. The $17.7 million, or 25.8%, increase in total interest income on a tax-equivalent basis was primarily due to organic growth in the loan portfolio.

Interest income on loans for the year ended December 31, 2018 was $78.0 million, compared to $60.0 million for the year ended December 31, 2017. The $18.0 million, or 30.0%, increase was due to a 26.6% increase in the average balance of loans outstanding and a 13 basis point increase in the average yield on loans. The increase in the average balance of loans outstanding was due to organic loan growth. The increase in yield on the loan portfolio resulted primarily from repricing of variable rate loans and new loan production at yields accretive to the existing portfolio yield. Interest income on the investment securities portfolio on a fully-tax equivalent basis decreased $473,000, or 5.8%, during the year ended December 31, 2018 compared to the year ended December 31, 2017, despite a $13.6 million increase in average balances between the periods.

Interest Expense. Interest expense on interest bearing liabilities increased $8.3 million, or 68.3%, to $20.5 million for the year ended December 31, 2018, compared to $12.2 million for the year ended December 31, 2017, due to increases in interest rates and average balances of both deposits and borrowings.

Interest expense on deposits increased to $16.0 million for the year ended December 31, 2018, compared to $9.7 million for the year ended December 31, 2017. The $6.3 million, or 64.3%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 18.8% combined with a 41 basis point increase in the average rate paid. The increase in the average balance of deposits resulted primarily from increases in savings and money market deposits, time deposits, and brokered deposits. The increase in the average rate paid was primarily due to the impact of higher market interest rates demanded on deposits in the local and wholesale markets.

Interest expense on borrowings increased $2.1 million to $4.5 million for the year ended December 31, 2018, compared to $2.5 million for the year ended December 31, 2017. This increase was primarily due to increased rates and average balances of federal funds purchased and FHLB advances, offset in part by a reduction in interest expense on notes payable as a result of a decreased principal balance.

2017 Compared to 2016

Net interest income was $54.2 million for year ended December 31, 2017, an increase of $12.1 million, or 28.6%, compared to $42.1 million for year ended December 31, 2016. The increase in net interest income was largely attributable to growth in average interest earning assets, particularly strong organic growth in the loan portfolio.

Net interest margin (on a fully tax-equivalent basis) for the year ended December 31, 2017 was 3.92%, compared to 4.00% for the year ended December 31, 2016, a decrease of 8 basis points. While net interest margin benefitted from the repricing of variable rate loans and the origination of new loans at higher rates, this was offset by increased balances and rates on non-core deposits and borrowings.

Average interest earning assets for the year ended December 31, 2017 increased $350.9 million, or 32.2%, to $1.44 billion from $1.09 billion for the year ended December 31, 2016. This increase in average interest earning assets was due to continued organic growth in the loan portfolio as a result of increased loan production. Average interest bearing liabilities increased $242.1 million, or 31.1%, to $1.0 billion for the year ended December 31, 2017, from $777.7 million for the year ended December 31, 2016. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits, federal funds purchased, and the issuance of $25.0 million of subordinated debentures in July of 2017.

Average interest earning assets produced a tax-equivalent yield of 4.76% for the year ended December 31, 2017, compared to 4.78% for the year ended December 31, 2016. The average rate paid on interest bearing liabilities was 1.19% for the year ended December 31, 2017, compared to 1.09% for the year ended December 31, 2016.

Interest Income. Total interest income on a tax-equivalent basis was $68.5 million for the year ended December 31, 2017, compared to $52.0 million for the year ended December 31, 2016. The $16.5 million, or 31.7%, increase in total interest income on a tax-equivalent basis was primarily due to growth in our loan and investment securities portfolios.

Interest income on loans for the year ended December 31, 2017 was $60.0 million, compared to $46.6 million for the year ended December 31, 2016. The $13.4 million, or 28.7%, increase was primarily due to a 31.3% increase in the average balance of loans outstanding, offset in part by a 10 basis point decrease in the average yield on loans. The increase in the average balance of loans outstanding was primarily due to loan growth in commercial real estate loans. The decrease in yield on the loan portfolio resulted primarily from the lagging of repricing from the historic low interest rate environment and competitive pricing pressure in the market. Interest income on our investment securities portfolio on a fully-tax equivalent basis increased $3.1 million, or 61.9% to $8.2 million in the year ended December 31, 2017, compared to the year ended December 31, 2016. Such growth in investment securities was intended to address our rising loan-to-deposit ratio and further diversify our earning asset composition. Furthermore, meaningful growth in the investment securities portfolio added necessary on-balance sheet liquidity, as investment securities were more actively utilized for pledging to public entities.

Interest Expense. Interest expense on interest bearing liabilities increased $3.7 million, or 43.0%, to $12.2 million for the year ended December 31, 2017, compared to $8.5 million for the year ended December 31, 2016, primarily due to increases in average balances of both deposits and borrowings.

Interest expense on deposits increased to $9.7 million for the year ended December 31, 2017, compared to $7.0 million for the year ended December 31, 2016. The $2.8 million, or 39.7%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 32.2% combined with a 4 basis point increase in the average rate paid.

Interest expense on borrowings increased $895,000 to $2.5 million for the year ended December 31, 2017, compared to $1.6 million for the year ended December 31, 2016. This increase was primarily due to the issuance of $25.0 million in subordinated debentures in July 2017, as well as an increased average balance of federal funds purchased, offset in part by a reduction in interest expense on notes payable as a result of decreased principal balance.

Provision for Loan Losses

2018 Compared to 2017

The allowance for loan losses increased $3.5 million as of December 31, 2018, compared to December 31, 2017, reflecting a provision for loan losses of $3.6 million and net charge-offs of $46,000 during 2018. The provision for loan losses was $3.6 million for the year ended December 31, 2018, a decrease of $600,000, compared to the provision for loan losses of $4.2 million for the year ended December 31, 2017, due primarily to continued strength in credit quality.

The allowance for loan losses at December 31, 2018 represented 1.20% of loans outstanding, compared to 1.22% at December 31, 2017.

2017 Compared to 2016

The allowance for loan losses increased $4.2 million as of December 31, 2017, compared to December 31, 2016, reflecting a provision for loan losses of $4.2 million and net charge-offs of $6,000 during 2017. The provision for loan losses was $4.2 million for the year ended December 31, 2017, an increase of $925,000, compared to the provision for loan losses of $3.3 million for the year ended December 31, 2016, due primarily to growth in the loan portfolio.

The allowance for loan losses at December 31, 2017 represented 1.22% of loans outstanding, compared to 1.23% at December 31, 2016.

The following table presents a summary of the activity in the allowance for loan losses for the years ended December 31, 2018, 2017, and 2016:

The allowance for loan losses at December 31, 2017 represented 1.22% of loans outstanding, compared to 1.23% at December 31, 2016.
	Year Ended
	December 31,
(dollars in thousands)	2018	2017	2016
Balance at Beginning of Period	$16,502	$12,333	$10,052
Provision for Loan Losses	3,575	4,175	3,250
Charge-offs	(421)	(177)	(1,114)
Recoveries	375	171	145
Balance at End of Period	$20,031	$16,502	$12,333

Noninterest Income

2018 Compared to 2017

Noninterest income was $2.5 million for the years ended December 31, 2018 and 2017, an increase of $7,000. The marginal increase was largely due to increased fees related to customer deposit accounts as a result of the overall increase in the number of our deposit clients, increased fees earned for letters of credit due to increased volume, and a decrease in losses on sales of securities. This activity was offset by an increased loss on sales of foreclosed assets.

2017 Compared to 2016

Noninterest income was $2.5 million and $2.6 million for the years ended December 31, 2017 and 2016, a decrease of $31,000. The marginal decrease was due to the company realizing a net loss of $250,000 on sales of investment securities in 2017 compared to a net gain of $830,000 in 2016. This was offset in part by increased gains on the sale of foreclosed assets of $386,000 and increased letter of credit fees of $230,000. Increased fees related to customer deposit accounts were due to an overall increase in the number of our deposit clients.

The following table presents the major components of noninterest income for the year ended December, 2018, compared to the year ended December 31, 2017, and for the year ended December 31, 2017, compared to the year ended December 31, 2016:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2018	2017	(Decrease)	2017	2016	(Decrease)
Noninterest Income:
Customer Service Fees	$745	$660	$85	$660	$490	$170
Net Gain (Loss) on Sales of Securities	(125)	(250)	125	(250)	830	(1,080)
Net Gain (Loss) on Sales of Foreclosed Assets	(225)	356	(581)	356	(30)	386
Letter of Credit Fees	1,296	1,072	224	1,072	842	230
Debit Card Interchange Fees	391	390	1	390	265	125
Other Income	461	308	153	308	170	138
Totals	$2,543	$2,536	$7	$2,536	$2,567	$(31)

Noninterest Expense

2018 Compared to 2017

Noninterest expense totaled $31.6 million for the year ended December 31, 2018, a $6.1 million, or 23.8% increase from $25.5 million for the year ended December 31, 2017. The increase was primarily driven by a $4.6 million increase in salaries and employee benefits as the result of increased staff to meet the needs of the Company’s growth and merit increases, a $1.4 million increase in amortization of tax credit investments, a $261,000 increase in information technology and telecommunication expenses to support the Company’s growing infrastructure, and a $359,000 increase in marketing expenses to increase brand recognition in its market area. The increases were partially offset by a decrease of $1.1 million in professional and consulting fees due to higher expenses incurred during 2017 for preparation of the Company’s initial public offering, in comparison to 2018.

Full-time equivalent employees increased from 114 as of December 31, 2017, to 140 as of December 31, 2018. The increase includes key strategic hires, particularly in deposit gathering roles, as the Company continues to capitalize on M&A disruption in its market area.

Efficiency Ratio. The efficiency ratio, a non-GAAP financial measure, reports total noninterest expense, less amortization of intangible assets, as a  percentage of net interest income plus total noninterest income less gains (losses) on sales of securities. Management believes this non-GAAP financial measure provides a meaningful comparison of operational performance and facilitates investors’ assessments of business performance and trends in comparison to peers in the banking industry. The Company’s efficiency ratio, and its comparability to some peers, is negatively impacted by the amortization of tax credit investments within noninterest expense.

The efficiency ratio was 46.5% for the year ended December 31, 2018, a marginal increase over 44.4% for the year ended December 31, 2017. The amortization of tax credit investments elevated the level of operating expenses in both years, and while the recognition of the tax credits increases operating expenses, and concurrently the efficiency ratio, it directly reduces income tax expense and the effective tax rate. The adjusted efficiency ratio, which excludes the impact of the amortization of tax credit investments, remained generally consistent at 41.7% for the year ended December 31, 2018, compared to 41.1% for the year ended December 31, 2017.

2017 Compared to 2016

Noninterest expense totaled $25.5 million for the year ended December 31, 2017, a $5.3 million, or 26.4%, increase from $20.2 million for the year ended December 31, 2016. The increase was primarily driven by a $2.0 million increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the

Company’s growth, a $1.3 million increase in professional and consulting expenses incurred in preparation of the Company’s IPO, and a $1.9 million expense related to the amortization of tax credit investments.

Full-time equivalent employees increased from 97 as of December 31, 2016, to 114 as of December 31, 2017. The increase in staffing was due to the Company’s growing infrastructure, particularly in areas to support preparing to become and operate as a publicly traded company.

Efficiency Ratio. The efficiency ratio was 44.4% for the year ended December 31, 2017, a marginal decrease over 45.8% for the year ended December 31, 2016, despite the amortization of tax credit investments elevating the level of operating expenses in 2017. The adjusted efficiency ratio, which excludes the impact of the amortization of tax credit investments, decreased more meaningfully to 41.1% for the year ended December 31, 2017, compared to 45.8% for the year ended December 31, 2016, due primarily to favorable operating leverage.

The following table presents the major components of noninterest expense for the year ended December 31, 2018, compared to the year ended December 31, 2017, and the year ended December 31, 2017, compared to the year ended December 31, 2016:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2018	2017	(Decrease)	2017	2016	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$18,620	$14,051	$4,569	$14,051	$12,087	$1,964
Occupancy and Equipment	2,351	2,192	159	2,192	1,821	371
FDIC Insurance Assessment	915	770	145	770	838	(68)
Data Processing	470	592	(122)	592	667	(75)
Professional and Consulting Fees	1,125	2,198	(1,073)	2,198	904	1,294
Information Technology and Telecommunications	932	671	261	452	394	58
Marketing and Advertising	1,342	983	359	983	864	119
Acquisition Expenses	—	—	—	—	323	(323)
Intangible Asset Amortization	191	191	—	191	105	86
Amortization of Tax Credit Investments	3,293	1,916	1,377	1,916	—	1,916
Other Expense	2,323	1,932	391	2,151	2,165	(14)
Totals	$31,562	$25,496	$6,066	$25,496	$20,168	$5,328

The Company expects future increases in noninterest expense as the Company continues investing in infrastructure to support balance sheet growth. Management remains focused on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls. At the same time, management seeks to contain costs whenever prudent, which is evident in the stable nature of the efficiency ratio.

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the differences in the inclusion or deductibility of certain income and expenses for income tax purposes. Our future effective income tax rate will fluctuate based on the mix of taxable and tax-free investments and loans, the recognition and availability of tax credit investments, and overall taxable income.

In both periods, comparability is impacted by the enactment of the Tax Cuts and Jobs Act on December 22, 2017. The legislation reduced the federal corporate tax rate from 35% in 2017 and periods prior to 21% starting in 2018 and required the Company to charge a one-time revaluation of the deferred tax asset of $2.0 million to the provision for income taxes.

2018 Compared to 2017

Income tax expense was $5.2 million for the year ended December 31, 2018, compared to $10.1 million for the year ended December 31, 2017. The effective combined federal and state income tax rate for the year ended December 31, 2018 was 16.3%, compared to 37.5% for the year ended December 31, 2017. The lower effective combined rate was primarily due to the recognition of $3.8 million of tax credit investments and reduction in the federal corporate tax rate.

The recognition of tax credit investments significantly impacts the Company’s effective tax rate. Excluding the impact of tax credit investments, the effective combined federal and state income tax rate for the year ended December 31, 2018 was 25.5%.

2017 Compared to 2016

Income tax expense was $10.1 million for the year ended December 31, 2017, compared to $8.1 million for the year ended December 31, 2016. The increase in tax expenses was due to the increase of taxable earnings and a $2.0 million expense related to the revaluation of the deferred tax asset in 2017, offset in part by a historic tax credit benefit of $1.6 million. The effective tax rate for the years ended December 31, 2017 and 2016 was 37.5% and 37.9%, respectively.

Financial Condition

Overview

Total assets at December 31, 2018 were $1.97 billion, an increase of $357.1 million, or 22.1%, from December 31, 2017. Total gross loans increased $317.8 million, or 23.6%, from December 31, 2017. Securities available for sale were $253.4 million at December 31, 2018, an increase of $23.4 million, or 10.4%, from December 31, 2017.

Total liabilities at December 31, 2018 were $1.75 billion, an increase of $273.3 million, or 18.5%, from December 31, 2017. Total deposits increased $221.6 million, or 16.5%, from December 31, 2017. Total borrowings were $181.6 million, an increase of $49.1 million, or 37.1%, from December 31, 2017.

Investment Securities Portfolio

The investment securities portfolio is used to make various term investments and is intended to provide the Company with adequate liquidity, a source of stable income, and at times, serve as collateral for certain types of deposits. Investment balances in the investment securities portfolio are subject to change over time based on funding needs and interest rate risk management objectives. The liquidity levels take into account anticipated future cash flows and are maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.

The investment securities portfolio consists primarily of municipal securities, U.S. government agency mortgage-backed securities, and Small Business Administration, or SBA, securities, although the Company also holds U.S. treasury securities, corporate securities and other debt securities, all with varying contractual maturities. These maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $253.4 million at December 31, 2018, compared to $229.5 million at December 31, 2017, an increase of $23.9 million or 10.4%. At December 31, 2018, municipal securities represented 46.6% of the investment securities portfolio, government agency mortgage-backed securities represented 18.0% of the portfolio, SBA securities represented 19.4% of the portfolio, corporate securities represented 8.3% of the portfolio, U.S. treasury securities represented 7.1% of the portfolio, and other mortgage-backed securities represented 0.6% of the portfolio. The following table presents the amortized cost and fair value of securities available for sale, by type, at December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury Securities	$17,862	$17,897	$—	$—
SBA Securities	49,876	49,054	45,368	45,383
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	6,357	6,137	7,080	6,940
Issued by FNMA and FHLMC	314	314	11,340	11,272
Other Residential Mortgage-Backed Securities	25,252	24,539	29,516	28,834
Commercial Mortgage-Backed Securities	15,443	14,736	12,121	11,748
All Other Commercial MBS	1,450	1,450	1,888	1,887
Total MBS	48,816	47,176	61,945	60,681
Municipal Securities	117,991	118,133	115,784	118,320
Corporate Securities	21,170	21,118	5,052	5,107
Total	$255,715	$253,378	$228,149	$229,491

The following tables present the fair value of securities as of December 31, 2018 and December 31, 2017 by their stated maturities, as well as the fully tax-equivalent yields for each maturity range.

	Maturity as of December 31, 2018
	Due in One Year		More Than One		More Than Five
	or Less		Year to Five Years		Years to Ten Years		Due After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. Treasury Securities	$9,940	2.36%	$7,957	2.75%	$—	—%	$—	—%
SBA Securities	—	—	901	3.66	15,961	3.12	32,192	3.34
Mortgage‑Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass‑Through:
Guaranteed by GNMA	—	—	—	—	—	—	6,137	2.53
Issued by FNMA and FHLMC	—	—	—	—	314	2.82	—	—
Other Residential Mortgage‑Backed Securities	109	0.91	43	2.84	309	2.28	24,078	2.81
Commercial Mortgage‑Backed Securities	—	—	2,525	1.72	6,825	2.61	5,386	2.84
All Other Commercial MBS	—	—	—	—	—	—	1,450	3.52
Total MBS	109	0.91	2,568	1.74	7,448	2.61	37,051	2.80
Municipal Securities	704	3.66	9,401	3.64	30,403	4.18	77,625	4.00
Corporate Securities	—	—	—	—	21,118	5.26	—	—
Total	$10,753	2.43%	$20,827	3.07%	$74,930	4.10%	$146,868	3.55%

	Maturity as of December 31, 2017
	Due in One Year		More Than One		More Than Five
	or Less		Year to Five Years		Years to Ten Years		Due After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. Treasury Securities
SBA Securities	$—	—%	$—	—%	$11,132	2.29%	$34,251	2.24%
Mortgage‑Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass‑Through:
Guaranteed by GNMA	—	—	—	—	—	—	6,940	2.27
Issued by FNMA and GHLMC	—	—	—	—	678	2.16	10,594	1.38
Other Residential Mortgage‑Backed Securities	—	—	838	1.69	448	2.60	27,548	2.36
Commercial Mortgage‑Backed Securities	—	—	2,593	1.74	5,526	2.34	3,629	2.75
All Other Commercial MBS	—	—	—	—	—	—	1,887	3.52
Total MBS	—	—	3,431	1.73	6,652	2.34	50,598	2.21
Municipal Securities	2,008	3.07	9,513	3.93	21,937	4.96	84,862	4.70
Corporate Securities	—	—	—	—	5,107	5.16	—	—
Total	$2,008	3.07%	$12,944	3.34%	$44,828	3.93%	$169,711	3.46%

Loan Portfolio

The Company focuses on lending to borrowers located or investing in the Twin Cities MSA across a diverse range of industries and property types. The Company lends primarily to commercial customers, consisting of loans secured by nonfarm, nonresidential properties, loans secured by multifamily residential properties, construction loans, land development loans, and commercial and industrial loans. Responsive service, local decision making, and an efficient turnaround time from application to closing have been significant factors in growing the loan portfolio.

The Company manages concentrations of credit exposure through a comprehensive program which implements formalized processes and procedures specifically for managing and mitigating risk within the loan portfolio. The processes and procedures include board and management oversight, CRE exposure limits, portfolio monitoring tools, management information systems, market reports, underwriting standards, a credit risk review function, and periodic stress testing to evaluate potential credit risk and the subsequent impact on capital and earnings.

Total gross loans increased $317.8 million, or 23.6%, to $1.66 billion at December 31, 2018, compared to $1.35 billion at December 31, 2017. The multifamily, construction and land development, and CRE nonowner occupied categories contributed most significantly to the $317.8 million growth. As of December 31, 2018, multifamily loans increased $90.1 million, or 28.3%, construction and land development loans increased $79.5 million, or 60.8%, and nonowner occupied CRE loans increased $75.6, or 18.2%, when compared to December 31, 2017.

The following table details the dollar composition and percentage composition of the loan portfolio by category, at the dates indicated:

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$260,833	15.7%	$217,753	16.2%	$132,592	13.2%	$103,905	13.0%	$64,143	10.7%
Construction and Land Development	210,041	12.6	130,586	9.7	106,070	10.6	116,314	14.6	90,195	15.1
Real Estate Mortgage:
1 - 4 Family Mortgage	226,773	13.6	195,707	14.5	178,815	17.9	143,232	17.9	141,601	23.7
Multifamily	407,934	24.5	317,872	23.6	205,250	20.5	168,458	21.1	143,912	24.0
CRE Owner Occupied	64,458	3.9	65,909	4.9	62,347	6.2	48,917	6.1	31,734	5.3
CRE Nonowner Occupied	490,632	29.5	415,034	30.8	311,835	31.2	215,995	27.0	123,399	20.6
Total Real Estate Mortgage Loans	1,189,797	71.5	994,522	73.8	758,247	75.8	576,602	72.1	440,646	73.6
Consumer and Other	4,260	0.2	4,252	0.3	3,830	0.4	2,676	0.3	3,563	0.6
Total Loans, Gross	1,664,931	100.0%	1,347,113	100.0%	1,000,739	100.0%	799,497	100.0%	598,547	100.0%
Allowance for Loan Losses	(20,031)		(16,502)		(12,333)		(10,052)		(9,489)
Net Deferred Loan Fees	(4,515)		(4,104)		(3,266)		(2,686)		(1,762)
Total Loans, Net	$1,640,385		$1,326,507		$985,140		$786,759		$587,296

The Company’s primary focus has been on real estate mortgage lending, which constituted 71.5% of the portfolio as of December 31, 2018. The composition of the portfolio remained consistent with prior periods and although the Company expects continued growth, it does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of December 31, 2018, CRE loans totaled $1.11 billion, consisting of $490.6 million of loans secured by nonowner occupied CRE, $407.9 million of loans secured by multifamily residential properties and $210.0 million of construction and land development loans. CRE loans represented 66.6% of the total gross loan portfolio and 480.2% of the Bank’s total risk-based capital at December 31, 2018.

The following table details time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at December 31, 2018:

	As of December 31, 2018
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$127,439	$92,689	$40,705
Construction and Land Development	155,117	33,292	21,632
Real Estate Mortgage:
1 - 4 Family Mortgage	43,795	154,864	28,114
Multifamily	41,773	147,129	219,032
CRE Owner Occupied	7,948	25,287	31,223
CRE Nonowner Occupied	63,266	254,842	172,524
Total Real Estate Mortgage Loans	156,782	582,122	450,893
Consumer and Other	1,207	2,360	693
Total Loans, Gross	$440,545	$710,463	$513,923
Interest Rate Sensitivity:
Fixed Interest Rates	$154,318	$537,119	$162,901
Floating or Adjustable Rates	286,227	173,344	351,022
Total Loans, Gross	$440,545	$710,463	$513,923

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

The following table presents information on loan classifications at December 31, 2018. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$600	$8	$608
Construction and Land Development	2,669	198	2,867
Real Estate Mortgage:
1 - 4 Family Mortgage	3,195	1,685	4,880
CRE Owner Occupied	—	2,235	2,235
CRE Nonowner Occupied	3,194	—	3,194
Total Real Estate Mortgage Loans	6,389	3,920	10,309
Consumer and Other	—	58	58
Totals	$9,658	$4,184	$13,842

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets. Nonaccrual loans totaled $581,000 as of December 31, 2018 and $1.1 million as of December 31, 2017, a decrease of $558,000. There were no loans 90 days past due and still accruing as of December 31, 2018 and 2017. There were no foreclosed assets as of December 31, 2018 and $581,000 as of December 31, 2017, a decrease of $581,000.

The following table summarizes nonperforming assets, by category, at the dates indicated:

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual Loans:
Commercial	$8	$9	$15	$98	$148
Construction and Land Development	198	583	604	615	626
Real Estate Mortgage:
1 - 4 Family Mortgage	317	472	805	1,029	149
CRE Owner Occupied	—	—	—	596	—
CRE Nonowner Occupied	—	—	801	—	—
Total Real Estate Mortgage Loans	317	472	1,606	1,625	149
Consumer and Other	58	75	98	—	—
Total Nonaccrual Loans	$581	$1,139	$2,323	$2,338	$923
Total Nonperforming Loans	$581	$1,139	$2,323	$2,338	$923
Plus: Foreclosed Assets	—	581	4,183	726	2,944
Total Nonperforming Assets (1)	$581	$1,720	$6,506	$3,064	$3,867
Total Restructured Accruing Loans	181	2,178	3,286	4,270	6,153
Total Nonperforming Assets and Restructured Accruing Loans	$762	$3,898	$9,792	$7,334	$10,020
Nonaccrual Loans to Total Loans	0.03%	0.08%	0.23%	0.29%	0.15%
Nonperforming Loans to Total Loans	0.03	0.08	0.23	0.29	0.15
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.03	0.13	0.65	0.38	0.64
Nonperforming Assets and Restructured Accruing Loans to Total Loans Plus Foreclosed Assets	0.05	0.29	0.97	0.92	1.67

(1)

Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for loan losses is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. There are not any loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms. Due to the low levels of nonaccrual loans, gross income that would have been recorded is immaterial.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Loan charge-offs (i.e., loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. The Company analyzes risks within the loan portfolio on a continual basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to the allowance for loan losses.

At December 31, 2018, the allowance for loan losses was $20.0 million, an increase of $3.5 million from $16.5 million at December 31, 2017. Net charge-offs totaled $46,000 during the year ended December 31, 2018 and $6,000 during the year ended December 31, 2017. The allowance for loan losses as a percentage of total loans was 1.20%  at December 31, 2018 and 1.22% at December 31, 2017.

The following is a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	As of and for the year ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Balance, Beginning of Period	$16,502	$12,333	$10,052	$9,489	$8,361
Charge-offs:
Commercial	10	1	107	34	42
Construction and Land Development	358	—	248	348	249
Real Estate Mortgage:
1 - 4 Family Mortgage	21	—	1	662	190
CRE Owner Occupied	—	—	123	—	5
CRE Nonowner Occupied	—	111	613	—	113
Total Real Estate Mortgage Loans	21	111	737	662	308
Consumer and Other	32	65	22	—	—
Total Charge-offs	421	177	1,114	1,044	599
Recoveries:
Commercial	25	5	101	1	68
Construction and Land Development	285	24	8	29	29
Real Estate Mortgage:
1 - 4 Family Mortgage	59	138	32	29	24
Multifamily	—	—	—	5	—
CRE Owner Occupied	—	—	—	28	91
Total Real Estate Mortgage Loans	59	138	32	62	115
Consumer and Other	6	4	4	15	15
Total Recoveries	375	171	145	107	227
Net Charge-offs	46	6	969	937	372
Provision for Loan Losses	3,575	4,175	3,250	1,500	1,500
Balance at End of Period	$20,031	$16,502	$12,333	$10,052	$9,489
Gross Loans, End of Period	1,664,931	1,347,113	1,000,739	799,497	598,547
Average Loans	1,491,166	1,177,491	896,915	684,498	540,894
Net Charge-offs (Recoveries) to Average Loans	0.00%	0.00%	0.11%	0.14%	0.07%
Allowance to Total Gross Loans	1.20%	1.22%	1.23%	1.26%	1.59%

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	December 31,		December 31,		December 31,		December 31,		December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$2,898	14.5%	$2,435	14.7%	$1,315	10.7%	$1,349	13.4%	$1,093	11.5%
Construction and Land Development	2,451	12.2	1,892	11.5	1,379	11.2	1,708	17.0	1,841	19.4
Real Estate Mortgage:
1 - 4 Family Mortgage	2,597	13.0	2,317	14.0	2,410	19.5	1,765	17.6	2,168	22.8
Multifamily	4,644	23.2	3,170	19.2	1,568	12.7	871	8.7	910	9.6
CRE Owner Occupied	808	4.0	956	5.8	1,160	9.4	1,019	10.1	717	7.6
CRE Nonowner Occupied	5,872	29.3	5,087	30.8	3,323	27.0	2,452	24.4	1,628	17.2
Total Real Estate Mortgage Loans	13,921	69.5	11,530	69.8	8,461	68.6	6,107	60.8	5,423	57.1
Consumer and Other	65	0.3	60	0.4	78	0.6	36	0.3	64	0.7
Unallocated	696	3.5	585	3.6	1,100	8.9	852	8.5	1,068	11.2
Total Allowance for Loan Losses	$20,031	100.0%	$16,502	100.0%	$12,333	100.0%	$10,052	100.0%	$9,489	100.0%

Goodwill and Other Intangible Assets

Goodwill was $2.6 million at December 31, 2018 and December 31, 2017. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired, which originated from the acquisition of First National Bank of the Lakes in May of 2016. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of core deposit relationships and favorable lease term intangibles. Total other intangible assets at December 31, 2018 and December 31, 2017 were $1.0 million and $1.2 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The principal sources of funds for the Company are core deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table details the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	December 31,		December 31,		December 31,		December 31,		December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$369,203	23.6%	$292,539	21.9%	$238,062	23.3%	$169,403	22.2%	$109,491	18.2%
Interest Bearing Transaction Deposits	179,567	11.5	177,292	13.2	132,800	13.0	130,496	17.1	119,083	19.8
Savings and Money Market Deposits	402,639	25.8	369,942	27.6	239,084	23.4	152,848	20.1	106,779	17.8
Time Deposits	318,356	20.4	292,096	21.8	273,229	26.6	192,620	25.3	182,504	30.3
Brokered Deposits	291,169	18.7	207,481	15.5	140,333	13.7	116,515	15.3	83,515	13.9
Total Deposits	$1,560,934	100.0%	$1,339,350	100.0%	$1,023,508	100.0%	$761,882	100.0%	$601,372	100.0%

Total deposits at December 31, 2018 were $1.56 billion, an increase of $221.6 million, or 16.5%, compared to total deposits of $1.34 billion at December 31, 2017. Noninterest bearing deposits were $369.2 million at December 31, 2018, compared to $292.5 million at December 31, 2017. Noninterest bearing deposits comprised 23.6% of total deposits at December 31, 2018, compared to 21.9% at December 31, 2017.

The Company relies on increasing the deposit base to fund loan and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. At December 31, 2018, total brokered deposits were $291.2 million or 18.7% of total deposits.

The following table presents the average balance and average rate paid on each of the following deposit categories for the years ended December 31, 2018, 2017, and 2016:

	As of and for the		As of and for the		As of and for the
	Year Ended		Year Ended		Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$330,898	—%	$299,232	—%	$214,490	—%
Interest Bearing Transaction Deposits	177,335	0.36	161,454	0.24	133,130	0.30
Savings and Money Market Deposits	381,318	1.23	284,641	0.78	199,525	0.71
Time Deposits < $250,000	196,235	1.93	181,871	1.62	60,667	1.61
Time Deposits > $250,000	103,786	1.87	104,969	1.35	175,974	1.43
Brokered Deposits	232,022	2.12	185,144	1.49	125,414	1.31
Total Deposits	$1,421,594	1.12%	$1,217,311	0.80%	$909,200	0.76%

The following table shows time deposits, including brokered time deposits, of $100,000 or more, by time remaining until maturity.

December 31,
(dollars in thousands)	2018
Three Months or Less	$30,522
Over Three Months through Six Months	19,480
Over Six Months through 12 Months	52,675
Over 12 Months	408,402
Totals	$511,079

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs of clients and fund loan growth. The following table summarizes overnight borrowings, which consist of federal funds purchased from correspondent banks on an overnight basis at the prevailing overnight market rates and the weighted average interest rates paid for the periods presented:

	As of and for the year ended December 31,
(dollars in thousands)	2018	2017	2016
Outstanding at Period-End	$18,000	$23,000	$44,000
Average Amount Outstanding	29,671	15,247	8,852
Maximum Amount Outstanding at any Month-End	90,000	39,000	44,000
Weighted Average Interest Rate:
During Period	2.15%	1.11%	0.63%
End of Period	2.63%	1.63%	0.81%

Other Borrowings

At December 31, 2018, other borrowings outstanding consisted of FHLB advances of $124.0 million and notes payable of $15.0 million.  The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $122.1 million and $180.9 million at December 31, 2018 and December 31, 2017, respectively.

Additionally, the Company has borrowing capacity from other sources. As of December 31, 2018, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets available for collateral as of the applicable date, the Bank’s borrowing availability was approximately $114.1 million and $37.5 million at December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018 and December 31, 2017, the Company had no outstanding advances.

The Company has entered into a swap agreement with an unaffiliated third party in order to hedge interest rate risk associated with the notes payable. This agreement provides for the Company to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by one-month LIBOR.

Subordinated Debentures

On July 12, 2017, the Company issued $25.0 million of subordinated debentures at an initial fixed interest rate of 5.875% which is payable semi-annually. Beginning July 15, 2022, the interest rate converts to a variable interest rate equal to the three-month LIBOR plus 3.88%. The subordinated debentures mature on July 15, 2027. The subordinated debentures, net of issuance costs, were $24.6 million at December 31, 2018, compared to $24.5 million at December 31, 2017. The subordinated debentures qualify as Tier 2 regulatory capital treatment for the first five years, under applicable regulatory guidelines.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations at December 31, 2018:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$978,399	$—	$—	$—	$978,399
Time Deposits	126,480	309,647	146,408	—	582,535
Notes Payable	2,000	13,000	—	—	15,000
FHLB Advances	20,000	20,000	69,000	15,000	124,000
Subordinated Debentures	—	—	—	25,000	25,000
Commitment to Fund Tax Credit Investments	3,226	—	—	—	3,226
Operating Lease Obligations	1,037	1,387	646	1,454	4,524
Totals	$1,131,142	$344,034	$216,054	$41,454	$1,732,684

On August 27, 2018, the Bank and Reuter Walton Commercial, LLC (the “Contractor”) entered into a Standard Form of Agreement Between Owner and Contractor and the corresponding General Conditions of the Contract for Construction (collectively, the “Construction Contract”). Under the Construction Contract, the Contractor will construct the core and shell of a new headquarters building for the Bank in St. Louis Park, Minnesota, and the Bank will pay the Contractor a contract price consisting of the cost of work plus a fee equal to 3.75% of the cost of work, subject to a guaranteed maximum price of $23.0 million, with anticipated construction to be completed in 2020. As of December 31, 2018, $2.0 million has been paid under this Construction Contract.

Operating lease obligations are in place for facilities and land on which banking branches are located. See Note  6 of the Company’s Consolidated Financial Statements included as part of this report for additional information.

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

Shareholders’ Equity

Shareholders’ equity at December 31, 2018 was $221.0 million, an increase of $83.8 million, or 61.1%, over shareholders’ equity of $137.2 million at December 31, 2017, primarily due to $58.9 million of net proceeds from the issuance of common stock in the Company’s initial public offering and $26.9 million of net income, offset by a $2.7 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income primarily resulted from interest rate fluctuations between periods.

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

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2018. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$263,909	14.55%	$145,111	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	218,888	12.07	108,833	6.00	N/A	N/A
Common Equity Tier 1 Capital	218,888	12.07	81,625	4.50	N/A	N/A
Tier 1 Leverage Ratio	218,888	11.23	77,971	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$230,865	12.76%	$144,776	8.00%	$180,970	10.00%
Tier 1 Risk-Based Capital	210,474	11.63	108,582	6.00	144,776	8.00
Common Equity Tier 1 Capital	210,474	11.63	81,436	4.50	117,630	6.50
Tier 1 Leverage Ratio	210,474	10.82	77,795	4.00	97,244	5.00

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$173,848	12.46%	$111,638	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	132,459	9.49	83,729	6.00	N/A	N/A
Common Equity Tier 1 Capital	132,459	9.49	62,797	4.50	N/A	N/A
Leverage Ratio	132,459	8.38	63,264	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$171,805	12.37%	$111,134	8.00%	$138,918	10.00%
Tier 1 Risk-Based Capital	154,943	11.15	83,351	6.00	111,134	8.00
Common Equity Tier 1 Capital	154,943	11.15	62,513	4.50	90,297	6.50
Leverage Ratio	154,943	9.83	63,060	4.00	78,825	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a four year phase-in period that began on January 1, 2016, and will be fully phased-in on January 1, 2019, at 2.5%. The required phase-in capital conservation buffer during 2018 was 1.875%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At December 31, 2018, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.

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

The following table sets forth credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
	Fixed	Variable	Fixed	Variable
	(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$58,611	$336,421	$112,555	$196,958
Letters of Credit	33,899	47,154	12,334	52,212
Totals	$92,510	$383,575	$124,889	$249,170

Commitments to extend credit beyond current fundings are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Commercial letters of credit are issued specifically to facilitate trade or commerce and are paid directly when the underlying transaction is consummated. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Liquidity

Liquidity Management

Liquidity is the Company’s capacity to meet cash and collateral obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on the Company’s ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting either daily operations or financial condition. The Bank’s ALM Committee, which is comprised of members of senior management, is responsible for managing commitments to meet the needs of customers while achieving the Company’s financial objectives. The ALM Committee meets regularly to review balance sheet composition, funding capacities, and current and forecasted loan demand.

The Company manages liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities available for sale, which are referred to as primary liquidity. In regard to off-balance sheet capacity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of Minneapolis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which the Company refers to as secondary liquidity. In addition, the Bank is a member of the American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of December 31, 2018, the Company had no borrowings outstanding through the AFX.

The following tables provide a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Cash and Cash Equivalents	$28,444	$23,725
Securities Available for Sale	253,378	229,491
Less: Pledged Securities	—	81,639
Total Primary Liquidity	$281,822	$171,577
Ratio of Primary Liquidity to Total Deposits	18.1%	12.8%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$122,120	$180,942
Net Secured Borrowing Capacity with the Federal Reserve Bank	114,051	37,530
Unsecured Borrowing Capacity with Correspondent Lenders	90,000	60,000
Total Secondary Liquidity	$326,171	$278,472
Ratio of Primary and Secondary Liquidity to Total Deposits	39.0%	33.6%

During the year ended December 31, 2018, primary liquidity increased $110.3 million due to a $23.9 million increase in securities available for sale, a $4.7 million increase in cash and cash equivalents, and a $81.6 million decrease in pledged securities, when compared to December 31, 2017. Secondary liquidity increased $47.7 million as of

December 31, 2018 when compared to December 31, 2017, due to a $76.5 million increase in the borrowing capacity on the secured credit line with the Federal Reserve Bank and a $30.0 million increase in unsecured borrowing capacity with correspondent lenders, offset by a $58.8 million decrease in the borrowing capacity on the secured borrowing line with the FHLB.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At December 31, 2018, core deposits totaled approximately $1.16 billion and represented 74.2% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At December 31, 2018, brokered deposits totaled $291.2 million, consisting of $264.2 million of brokered time deposits and $27.0 million of non-maturity brokered money market and transaction accounts. At December 31, 2017, brokered deposits totaled $207.5 million, consisting of $183.4 million of brokered time deposits and $24.1 million of non-maturity brokered money market accounts. The Company has increased the amount of brokered deposits in recent quarters because of the efficiency in obtaining such deposits relative to comparable core deposit offerings, and the callable nature embedded in the structures, should rates decline.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2018 and 2017, the Company was in compliance with all established liquidity guidelines.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial data included in this report are not measures of financial performance recognized by GAAP. Management uses these non-GAAP financial measures in the analysis of performance:

•

‘‘Efficiency ratio’’ is defined as noninterest expense less the amortization of intangibles divided by our operating revenue, which is equal to net interest income plus noninterest income excluding gains and losses on sales of securities. In our judgment, the adjustments made to operating revenue allow investors and analysts to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

•	‘‘Adjusted Efficiency ratio’’ is defined as the efficiency ratio adjusted to exclude the amortization of tax credit investments from noninterest expense.
•

“Tangible common equity’’ is defined as shareholders’ equity reduced by goodwill and other intangible assets. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in shareholders’ equity exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing both equity and assets while not increasing our tangible equity or tangible assets.

•

‘‘Tangible common equity to tangible assets’’ is defined as the ratio of tangible common equity, as defined above, divided by total assets reduced by goodwill and other intangible assets. We believe that this measure is important to many investors in the market place who are interested in relative changes from period to period in shareholders’ equity to total assets, each exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing both equity and assets while not increasing our tangible equity or tangible assets.

•

‘‘Tangible book value per share’’ is defined as tangible shareholders’ equity divided by total common voting and non-voting shares outstanding. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing book value while not increasing our tangible book value.

The Company believes these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use. The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of and for the year ended December 31,
(dollars in thousands, except share data)	2018	2017	2016	2015	2014

Efficiency Ratio
Noninterest Expense	$31,562	$25,496	$20,168	$14,817	$11,983
Less: Amortization of Intangible Assets	(191)	(191)	(104)	—	—
Adjusted Noninterest Expense	$31,371	$25,305	$20,064	$14,817	$11,983
Net Interest Income	64,738	54,173	42,118	32,695	28,799
Noninterest Income	2,543	2,536	2,567	1,872	975
Less: (Gain) Loss on Sales of Securities	125	250	(830)	(574)	(270)
Adjusted Operating Revenue	$67,406	$56,959	$43,855	$33,993	$29,504
Efficiency Ratio	46.5%	44.4%	45.8%	43.6%	40.6%

Adjusted Efficiency Ratio
Noninterest Expense	$31,562	$25,496	$20,168	$14,817	$11,983
Less: Amortization of Tax Credit Investments	(3,293)	(1,916)	—	—	—
Less: Amortization of Intangible Assets	(191)	(191)	(104)	—	—
Adjusted Noninterest Expense	$28,078	$23,389	$20,064	$14,817	$11,983
Net Interest Income	64,738	54,173	42,118	32,695	28,799
Noninterest Income	2,543	2,536	2,567	1,872	975
Less: (Gain) Loss on Sales of Securities	125	250	(830)	(574)	(270)
Adjusted Operating Revenue	$67,406	$56,959	$43,855	$33,993	$29,504
Adjusted Efficiency Ratio	41.7%	41.1%	45.8	43.6	40.6

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common Equity	$220,998	$137,162	$115,366	$80,178	$53,738
Less: Intangible Assets	(3,678)	(3,869)	(4,060)	—	—
Tangible Common Equity	217,320	133,293	111,306	80,178	53,738
Total Assets	1,973,741	1,616,612	1,260,394	928,686	702,175
Less: Intangible Assets	(3,678)	(3,869)	(4,060)	—	—
Tangible Assets	$1,970,063	$1,612,743	$1,256,334	$928,686	$702,175
Tangible Common Equity/Tangible Assets	11.03%	8.26%	8.86%	8.63%	7.65%

Tangible Book Value Per Share
Book Value Per Common Share	$7.34	$5.56	$4.69	$4.05	$3.36
Less: Effects of Intangible Assets	(0.12)	(0.16)	(0.17)	—	—
Tangible Book Value Per Common Share	$7.22	$5.40	$4.52	$4.05	$3.36
			—	—	—
Average Tangible Common Equity			—	—	—
Average Common Equity	$194,083	$128,123	$102,588	$63,981	$48,443
Less: Effects of Average Intangible Assets	(3,772)	(3,956)	(2,701)	—	—
Average Tangible Common Equity	$190,311	$124,167	$99,887	$63,981	$48,443

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company manages the interest rate risk associated with interest earning assets by managing the interest rates and terms associated with the investment securities portfolio by purchasing and selling investment securities from time to time. The Company manages the interest rate risk associated with interest bearing liabilities by managing the interest rates and terms associated with wholesale borrowings and deposits from customers which the Company relies on for funding. For example, the Company occasionally uses special offers on deposits to alter the interest rates and terms associated with interest bearing liabilities.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2018 are presented in the table below. The projections assume immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

Change (basis points) in Interest Rates	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base
+400	$72,332	14.49%
+300	70,142	11.02
+200	67,888	7.45
+100	65,571	3.79
0	63,180	—
−100	59,467	(5.88)

The table above indicates that as of December 31, 2018, in the event of an immediate and sustained 300 basis point increase in interest rates, we would experience an 11.02% increase in net interest income. In the event of an immediate 100 basis point decrease in interest rates, we would experience a 5.88% decrease in net interest income.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bridgewater Bancshares, Inc. and Subsidiaries

Bloomington, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgewater Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Bridgewater Bancshares, Inc. and Subsidiaries as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

CliftonLarsonAllen LLP

Minneapolis, Minnesota

March 14, 2019

We have served as the Company’s auditor since 2005.

Bridgewater Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31,	December 31,
	2018	2017

ASSETS
Cash and Cash Equivalents	$28,444	$23,725
Bank-Owned Certificates of Deposit	3,305	3,072
Securities Available for Sale, at Fair Value	253,378	229,491
Loans, Net of Allowance for Loan Losses of $20,031 at December 31, 2018 and $16,502 at December 31, 2017	1,640,385	1,326,507
Federal Home Loan Bank (FHLB) Stock, at Cost	7,614	5,147
Premises and Equipment, Net	13,074	10,115
Foreclosed Assets	—	581
Accrued Interest	6,589	5,342
Goodwill	2,626	2,626
Other Intangible Assets, Net	1,052	1,243
Other Assets	17,274	8,763
Total Assets	$1,973,741	$1,616,612

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$369,203	$292,539
Interest Bearing	1,191,731	1,046,811
Total Deposits	1,560,934	1,339,350
Federal Funds Purchased	18,000	23,000
Notes Payable	15,000	17,000
FHLB Advances	124,000	68,000
Subordinated Debentures, Net of Issuance Costs	24,630	24,527
Accrued Interest Payable	1,806	1,408
Other Liabilities	8,373	6,165
Total Liabilities	1,752,743	1,479,450

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value
Authorized 10,000,000; None Issued and Outstanding at December 31, 2018 and December 31, 2017	—	—
Common Stock- $0.01 par value
Common Stock - Authorized 75,000,000; Issued and Outstanding 30,097,274 at December 31, 2018 and 20,834,001 at December 31, 2017	301	208
Non-voting Common Stock- Authorized 10,000,000; Issued and Outstanding -0- at December 31, 2018 and 3,845,860 at December 31, 2017	—	38
Additional Paid-In Capital	126,031	66,324
Retained Earnings	96,234	69,508
Accumulated Other Comprehensive Income (Loss)	(1,568)	1,084
Total Shareholders' Equity	220,998	137,162
Total Liabilities and Shareholders' Equity	$1,973,741	$1,616,612

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

	December 31,	December 31,	December 31,
	2018	2017	2016
INTEREST INCOME
Loans, Including Fees	$78,033	$60,024	$46,622
Investment Securities	6,694	5,981	3,649
Other	499	341	361
Total Interest Income	85,226	66,346	50,632

INTEREST EXPENSE
Deposits	15,972	9,719	6,955
Notes Payable	594	656	718
FHLB Advances	1,718	880	769
Subordinated Debentures	1,568	749	16
Federal Funds Purchased	636	169	56
Total Interest Expense	20,488	12,173	8,514

NET INTEREST INCOME	64,738	54,173	42,118
Provision for Loan Losses	3,575	4,175	3,250

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	61,163	49,998	38,868

NONINTEREST INCOME
Customer Service Fees	745	660	490
Net Gain (Loss) on Sales of Available for Sale Securities	(125)	(250)	830
Net Gain (Loss) on Sales of Foreclosed Assets	(225)	356	(30)
Other Income	2,148	1,770	1,277
Total Noninterest Income	2,543	2,536	2,567

NONINTEREST EXPENSE
Salaries and Employee Benefits	18,620	14,051	12,087
Occupancy and Equipment	2,351	2,192	1,821
Other Expense	10,591	9,253	6,260
Total Noninterest Expense	31,562	25,496	20,168

INCOME BEFORE INCOME TAXES	32,144	27,038	21,267
Provision for Income Taxes	5,224	10,149	8,052
NET INCOME	$26,920	$16,889	$13,215

EARNINGS PER SHARE
Basic	$0.93	$0.69	$0.59
Diluted	0.91	0.68	0.58
Dividends Paid Per Share	—	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	December 31,	December 31,	December 31,
	2018	2017	2016
Net Income	$26,920	$16,889	$13,215
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	(3,804)	6,354	(5,860)
Unrealized Gains on Cash Flow Hedge	9	121	223
Reclassification Adjustment for (Gains) Losses Realized in Income	125	250	(830)
Income Tax Impact	824	(2,366)	2,264
Total Other Comprehensive Income (Loss), Net of Tax	(2,846)	4,359	(4,203)
Comprehensive Income	$24,074	$21,248	$9,012

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands, except share data)

							Accumulated
					Additional		Other
	Shares		Common Stock		Paid-‑In	Retained	Comprehensive
	Voting	Non-voting	Voting	Non-voting	Capital	Earnings	Income (Loss)	Total

BALANCE, December 31, 2015	17,633,026	2,186,323	$176	$22	$39,648	$39,404	$928	$80,178
Stock-based Compensation	—	—	—	—	222	—	—	222
Comprehensive Income (Loss)	—	—	—	—	—	13,215	(4,203)	9,012
Stock Options Exercised	100,000	—	1	—	99	—	—	100
Issuance of Common Stock, Net of Issuance Costs	3,049,368	1,659,537	30	16	26,000	—	—	26,046
Redemption and Cancellation of Common Stock	(38,393)	—	—	—	(192)	—	—	(192)
BALANCE, December 31, 2016	20,744,001	3,845,860	207	38	65,777	52,619	(3,275)	115,366
Stock-based Compensation	—	—	—	—	368	—	—	368
Comprehensive Income	—	—	—	—	—	16,889	4,359	21,248
Stock Options Exercised	90,000	—	1	—	179	—	—	180
BALANCE, December 31, 2017	20,834,001	3,845,860	208	38	66,324	69,508	1,084	137,162
Stock-based Compensation	—	—	—	—	799	—	—	799
Comprehensive Income (Loss)	—	—	—	—	—	26,920	(2,846)	24,074
Issuance of Common Stock, Net of Issuance Costs	5,379,513	—	54	—	58,803	—	—	58,857
Conversion of Non-voting Stock to Voting Stock	3,845,860	(3,845,860)	38	(38)	—	—	—	—
Stock Options Exercised	37,900	—	1	—	105	—	—	106
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act to Retained Earnings	—	—	—	—	—	(194)	194	—
BALANCE, December 31, 2018	30,097,274	—	$301	$—	$126,031	$96,234	$(1,568)	$220,998

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	December 31,	December 31,	December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$26,920	$16,889	$13,215
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	3,028	2,779	1,997
Net (Gain) Loss on Sales of Securities Available for Sale	125	250	(830)
Provision for Loan Losses	3,575	4,175	3,250
Depreciation and Amortization of Premises and Equipment	761	694	586
Amortization of Other Intangible Assets	191	191	104
Amortization of Subordinated Debt Issuance Costs	103	43	—
Net (Gain) Loss on Sale of Foreclosed Assets	225	(356)	30
Stock-based Compensation	799	368	222
Deferred Income Taxes	(1,298)	(2,062)	(1,070)
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(7,627)	(122)	(2,144)
Accrued Interest Payable and Other Liabilities	2,606	2,053	(429)
Net Cash Provided by Operating Activities	29,408	24,902	14,931

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-owned Certificates of Deposit	(233)	1,627	6,753
Proceeds from Sales of Securities Available for Sale	24,684	36,209	34,250
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	22,965	23,411	21,995
Purchases of Securities Available for Sale	(78,368)	(68,453)	(173,340)
Net Increase in Loans	(317,453)	(346,231)	(176,383)
Net Increase in FHLB Stock	(2,467)	(157)	(1,710)
Purchases of Premises and Equipment	(3,720)	(1,235)	(2,191)
Proceeds from Sales of Foreclosed Assets	356	4,647	115
Cash Received, Net of Cash Paid for Acquisition	—	—	24,415
Net Cash Used in Investing Activities	(354,236)	(350,182)	(266,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deposits	221,584	315,842	195,679
Net Increase (Decrease) in Federal Funds Purchased	(5,000)	(21,000)	31,000
Proceeds from Notes Payable	—	—	20,000
Principal Payments on Notes Payable	(2,000)	(2,000)	(17,042)
Proceeds from FHLB Advances	70,000	29,000	—
Principal Payments on FHLB Advances	(14,000)	(14,000)	—
Proceeds from Issuance of Subordinated Debentures	—	24,484	—
Principal Payments on Subordinated Debentures	—	—	(1,500)
Stock Options Exercised	106	180	100
Issuance of Common Stock	58,857	—	26,046
Redemption and Cancellation of Common Stock	—	—	(192)
Net Cash Provided by Financing Activities	329,547	332,506	254,091

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,719	7,226	2,926
Cash and Cash Equivalents Beginning	23,725	16,499	13,573
Cash and Cash Equivalents Ending	$28,444	$23,725	$16,499

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$19,987	$11,334	$8,444
Cash Paid for Income Taxes	7,865	12,110	10,103
Loans Transferred to Foreclosed Assets	—	689	3,601

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

Bridgewater Risk Management, Inc. was incorporated in December 2016 as a wholly-owned insurance company subsidiary of the Company. It insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Bridgewater Risk Management pools resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

Initial Public Offering

On March 16, 2018, the Company completed an initial public offering (“IPO”) and received net proceeds, after deducting underwriting discounts and offering expenses, of $58.9 million for the shares of common stock sold by the Company in the offering.

Exchange Agreement

During 2018, the Company exchanged a total of 3,845,860 shares of the Company’s non-voting common stock, which represented 100% of the outstanding shares of non-voting common stock, for 3,845,860 shares of the Company’s voting common stock. During the IPO, Castle Creek Capital Partners V, LP and GCP Capital Partners Holdings LLC and certain of its affiliated/managed funds transferred 1,022,318 shares of the Company’s non-voting common stock to the underwriters to be converted into shares of common stock. In October 2018, the Company entered into Exchange Agreements with Castle Creek Capital Partners V, LP, EJF Sidecar Fund, Series LLC – Series E and Endeavour Regional Bank Opportunities Fund II LP providing for the exchange of the remaining 2,823,542 shares of the Company’s non-voting common stock for 2,823,542 shares of the Company’s common stock.

Principles of Consolidation

The consolidated financial statements include the amounts of the Company, the Bank, with locations in Bloomington, Greenwood, Minneapolis (2), St. Louis Park, Orono, and St. Paul, Minnesota, BWB Holdings, LLC, Bridgewater Investment Management, Inc., and Bridgewater Risk Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term include the valuation of securities, determination of the allowance for loan losses, calculation of deferred tax assets, and fair value of financial instruments.

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company elected to take advantage of this extended transition period.

Cash and Cash Equivalents

For purpose of the consolidated statements of cash flows, cash and cash equivalents include cash, both interest bearing and noninterest bearing balances due from banks and federal funds sold, all of which mature within 90 days. Cash flows from loans and deposits are reported net.

Bank-Owned Certificates of Deposit

Bank-owned certificates of deposit mature within five years and are carried at cost.

Securities Available for Sale

Debt securities are classified as available for sale and are carried at fair value with unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses on securities available for sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss). Gains and losses on sales of securities are determined using the specific identification method on the trade date. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Declines in the fair value of individual available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to the fair value. The Company monitors the investment security portfolio for impairment on an individual security basis and has a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves analyzing the length of time and the extent to which the fair value has been less than the amortized cost basis, the market liquidity for the security, the financial condition and near-term prospects of the issuer, expected cash flows, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The ability to hold is determined by whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery. A decline in value due to a credit event that is considered other than temporary is recorded as a loss in noninterest income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid balances adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans, and premiums or discounts on purchased loans.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and recognized as an adjustment of the related loan yield using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

The accrual of interest on all loans is discounted if the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued, but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income and amortization of related deferred loan fees or costs is suspended. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. The cash-basis is used when a determination has been made that the principal and interest of the loan is collectible. If collectability of the principal and interest is in doubt, payments are applied to loan principal. The determination of ultimate collectability is supported by a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment, including consideration of the borrower’s sustained historical repayment performance and other relevant factors. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, the borrower has demonstrated a period of sustained performance, and future payments are reasonably assured. A sustained period of repayment performance generally would be a minimum of six months.

Allowance for Loan Losses

The allowance for loan losses (the ‘‘allowance’’) is an estimate of loan losses inherent in the Company’s loan portfolio. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Loan losses are charged-off against the allowance when the Company determines all or a portion of the loan balance to be uncollectible. Cash received on previously charged-off amounts is recorded as a recovery to the allowance.

The allowance consists of three primary components, general reserves, specific reserves related to impaired loans, and unallocated reserves. The general component covers nonimpaired loans and is based on historical losses adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent five years. This actual loss experience is adjusted for economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; trends in volume and terms of loans; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of change in credit concentrations. These factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans determined to be impaired are individually evaluated for impairment. An impaired loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price, or the fair value of the underlying collateral. The fair value of collateral, reduced by costs to sell on a discounted basis, is used if a loan is collateral dependent. A loan is collateral dependent if the repayment is expected to be provided solely by the underlying collateral.

Allowance allocations other than general and specific reserves are included in the unallocated portion. While allocations are made for loans and leases based upon historical loss analysis, the unallocated portion is designed to cover the uncertainty of how current economic conditions and other uncertainties may impact the existing loan portfolio. Factors to consider include global, national and state economic conditions such as changes in unemployment rates and productivity, geopolitical tensions, monetary and fiscal policy uncertainty, political gridlock, and real estate market trends. The unallocated reserve addresses inherent probable losses not included elsewhere in the allowance for loan losses.

Under certain circumstances, the Company will provide borrowers relief through loan restructurings. A restructuring of debt constitutes a troubled debt restructuring (TDR) if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above in the calendar year of the restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and is performing according to the modified terms. TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal or interest due, or acceptance of other assets in full or partial satisfaction of the debt. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with other nonaccrual loans.

The Company assigns risk ratings to all loans and periodically performs detailed internal reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. These risk ratings are also subject to examination by the Company’s regulators. During the internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which the borrowers operate, and the fair values of collateral securing the loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into five major categories defined as follows:

Pass: A pass loan is a credit with no known or existing potential weaknesses deserving of management’s close attention.

Watch: Loans classified as watch have a potential weakness that deserves management’s close attention. If left uncorrected, this potential weakness may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date. Watch loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard: Loans classified as substandard are not adequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Well defined weaknesses include a borrower’s lack of marketability, inadequate cash flow or collateral support, failure to complete construction on time, or the failure to fulfill economic expectations. They are characterized by the distinct possibility that the Company will sustain loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss:  Loans classified as loss are considered uncollectible and charged-off immediately.

The Company maintains a separate general valuation allowance for each portfolio segment. These portfolio segments include commercial, construction and land development, 1-4 family mortgage, multifamily, CRE owner occupied, CRE non-owner occupied, and consumer and other with risk characteristics described as follows:

Commercial: Commercial loans generally are loans to sole proprietorships, partnerships, corporations, and other business enterprises to finance accounts receivable or inventory, capital assets, or for other business related purposes. Commercial lending is not without risk as this asset class has generally exhibited higher loss rates compared to other loan types. The primary repayment source for commercial and industrial loans are the existing cash flows of operating businesses which can be adversely affected by company, industry and economic business cycles. Economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. The liquidation of collateral, typically accounts receivable, inventory, equipment, or other business assets, is the primary source of principal repayment if the borrower defaults. The value of these assets can be uncertain in a liquidation scenario.

Construction and Land Development: Construction and land development loans generally possess a higher inherent risk of loss and have experienced the highest loss rates of any loan category based on statistics published by the FDIC. Risks associated with these loans often include the borrower’s ability to complete the project within specified costs and timelines and the reliance on the sale of the completed project as the primary repayment source for the loan. Trends in the commercial and residential construction industries can significantly impact the credit quality of these loans due to supply and demand imbalances. In addition, fluctuations in real estate values can significantly impact the credit quality of these loans, as property values may determine the economic viability of construction projects and adversely impact the value of the collateral securing the loan.

1-4 Family Mortgage: The degree of risk in residential mortgage lending involving owner occupied properties depends primarily on the borrower’s ability to repay in an orderly fashion and the loan amount in relation to collateral value. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrower’s capacity to repay their obligations may be deteriorating. Residential mortgage lending also includes the credits to finance nonowner occupied properties used as rentals. These loans can involve additional risks as the borrower’s ability to repay is based on the net operating income from the property which can be impacted by occupancy levels, rental rates, and operating expenses. Declines in net operating income can negatively impact the value of the property which increases the credit risk in the event of default. While 1-4 family mortgage loans have historically possessed a lower inherent risk of loss than other real estate portfolio segments, this loan class was significantly impacted during the last recession due in part to weak credit underwriting and speculative lending practices which led to higher default rates and deterioration in residential real estate values.

Multifamily: Multifamily lending has historically had the lowest default rate of any loan class. Nonetheless, economic factors such as unemployment, wage growth and home affordability can impact vacancy rates and property cash flow. In addition, an overbuilt supply of multifamily units can increase competition amongst properties and could have an adverse effect on leasing rates and overall occupancy, which could result in higher default rates and possible loan losses.

CRE Owner Occupied: Owner occupied commercial real estate loans are generally reliant on a single tenant as the repayment source for the loan. The underlying business can be affected by changes in industry and economic business cycles, unemployment and other key economic indicators, which could impact the cash flows of the business and their ability to make rental payments. Certain types of businesses also may require specialized facilities that can increase costs and may not be economically feasible to an alternative user, which could adversely impact the market value of the collateral.

CRE Non-owner Occupied: Non-owner occupied commercial real estate loans can possess a higher inherent risk of loss as the primary repayment source for these loans is based on the net operating income from the underlying property. Changes in economic and market conditions can affect different segments of commercial real estate by impacting overall leasing rates, absorption timelines, vacancy rates, and operating expenses. Banks which are concentrated in commercial real estate lending are subject to additional regulatory scrutiny and must employ enhanced risk management practices.

Consumer and Other: The consumer and other loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period. Most loans are made directly for consumer purchases. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate the borrowers’ capacity to repay their obligations may be deteriorating.

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relevant risks in the portfolio, current economic conditions, and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s regulators assess the adequacy of the allowance from time to time. The regulatory agencies may require adjustments to the allowance based on their judgement about information available at the time of their review and examinations.

Off-Balance Sheet Instruments

In the ordinary course of business, the Company has entered into off-balance sheet instruments including commitments to extend credit and unfunded commitments under lines of credit, standby letters of credit, and commercial letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. The Company maintains a separate allowance for off-balance sheet commitments. Management estimates anticipated losses using historical data and utilization assumptions. The allowance for off-balance sheet commitments is included in other liabilities.

Federal Home Loan Bank Stock

The Bank is a member of FHLB Des Moines. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Restricted stock is carried at cost and periodically evaluated for impairment. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery at par value. Both cash and stock dividends are reported as income.

Premises and Equipment

Land is stated at cost. Premises and equipment are stated at cost less accumulated depreciation on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful life or lease term for leasehold improvements. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance. Subsequent to foreclosure, valuations are periodically performed by management and the assets held for sale are carried at the lower of the new cost basis or fair value less cost to sell. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

Impairment losses on assets to be held and used are measured at the amount by which the carrying amount of a property exceeds its fair value. Costs relating to holding and improving assets are expensed. Revenues and expenses from operations are included in other noninterest income and expense on the income statement.

Goodwill and Intangible Assets

Intangible assets attributed to the value of core deposits and favorable lease terms are stated at cost less accumulated amortization and reported in other intangible assets in the consolidated balance sheets. Intangible assets are amortized on a straight-line basis over the estimated lives of the assets.

The excess of purchase price over fair value of net assets acquired is recorded as goodwill and is not amortized.

The Company evaluates whether goodwill and other intangible assets may be impaired at least annually and whenever events or changes in circumstances indicate it is more likely than not the fair value of the reporting unit or asset is less than its carrying amount.

Transfers of Financial Assets and Participating Interests

Transfers of an entire financial asset or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

The transfer of a participating interest in an entire financial asset must also meet the definition of a participating interest. A participating interest in a financial asset has all of the following characteristics: (1) from the date of transfer, it must represent a proportionate (pro rata) ownership interest in the financial asset, (2) from the date of transfer, all cash flows received, except any cash flows allocated as any compensation for servicing or other services performed, must be divided proportionately among participating interest holders in the amount equal to their share ownership, (3) the rights of each participating interest holder must have the same priority, and (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to do so.

Advertising

Advertising costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

These calculations are based on many factors including estimates of the timing of reversals of temporary differences, the interpretation of federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.

Under GAAP, a valuation allowance is required to be recognized if it is ‘‘more likely than not’’ that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions.

In preparation of the income tax returns, tax positions are taken based on interpretation of federal and state income tax laws. Management periodically reviews and evaluates the status of uncertain tax positions and makes estimates of amounts ultimately due or owed. The Company can recognize in financial statements the impact of a tax position taken, or expected to be taken, if it is more likely than not that the position will be sustained on audit based on the technical merit of the position. See Note 14 for additional disclosures. The Company recognizes both interest and penalties as a component of other noninterest expenses.

The amount of the uncertain tax positions was not deemed to be material. It is not expected that the unrecognized tax benefit will be material within the next 12 months. The Company did not recognize any interest or penalties for the years ended December 31, 2018, 2017 and 2016.

The Company is no longer subject to federal or state tax examination by tax authorities for years ending before December 31, 2015.

Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. These investments are included in other assets on the balance sheet, with any unfunded commitments included within other liabilities. The qualified affordable housing projects are accounted for under the proportional amortization method and are over the period that the Company expects to receive the tax credits, with the expense included within income tax expense on the consolidated statements of income. The historic tax credits are accounted for under the equity method, with the expense included within noninterest expense on the consolidated statements of income. Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value.

Comprehensive Income (Loss)

Recognized revenue, expenses, gains, and losses are included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale and changes in the fair value of derivative instruments designated as a cash flow hedge, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

Derivative Financial Instruments

The Company is exposed to certain risks in relation to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. An interest rate swap was entered into to manage interest rate risk associated with the Company’s variable rate notes payable.

Accounting standards require the Company to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. The Company designates its interest rate swap as a cash flow hedge of its variable rate notes payable.

The changes in fair value of the interest rate swap agreement is recognized in earnings or in other comprehensive income (loss) if the interest rate swap qualifies for hedge accounting. A derivative that does not qualify, or is not designated as a hedge will be reflected at fair value, with changes in value recognized in noninterest income.

The effective portion of the changes in fair values of derivatives that qualify as cash flow hedges are recorded in other comprehensive income (loss). Amounts receivable or payable under the swap agreement are reclassified from other comprehensive income to net income as an adjustment to the expense of the related transaction. These amounts are included in the consolidated statements of income as interest expense.

Stock-based Compensation

The Company’s stock-based compensation plans provide for awards of stock options to directors, officers and employees. The cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period as a component of compensation expense. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company uses the Black-Scholes model to estimate the fair value of stock options.

Reserve Balances

The Bank is required to maintain average balances with the Federal Reserve Bank. The Bank has implemented a deposit reclassification program which allows the Bank to reclassify a portion of transaction accounts to nontransaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank. At December 31, 2018, the Bank was subject to maintaining an average balance of $302.

Earnings per Share

Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of stock options using the treasury stock method.

Segment Reporting

All of the Company’s operations are considered by management to be one operating segment.

Reclassifications

Certain reclassifications have been made to the 2017 consolidated financial statements to conform to the 2018 classifications.

Impact of Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016‑05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016‑05”). The new guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for fiscal years beginning after December 15, 2017 and interim reporting periods beginning after December 15, 2018. This ASU became effective for the Company on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016‑09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016‑09”). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. This guidance is effective for fiscal years beginning after December 15, 2017 and interim reporting periods beginning after December 31, 2018. This ASU became effective for the Company on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018‑02, Income Statement-Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments of this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Public Law 115-97, commonly known as the Tax Cuts and Jobs Act. The Company elected to early adopt ASU 2018-02 and, as a result, reclassified $194 from accumulated other comprehensive income to retained earnings as of January 1, 2018. The reclassification impacted the consolidated balance sheet and the consolidated statement of shareholders’ equity as of and for the year ended December 31, 2018.

Impact of Recently Issued Accounting Standards

The following ASUs have been issued by FASB and may impact the Company’s consolidated financial statements in future reporting periods.

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”). ASU 2014‑09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015‑14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015‑14”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. The timing of the Company’s revenue recognition is not expected to materially change. The Company’s largest portion of revenue, interest and fees on loans, are specifically excluded from the scope of the guidance, and the Company currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new guidance. Because of this, management believes that revenue recognized under the new guidance will generally approximate revenue recognized under current GAAP. These observations are subject to change as the evaluation is completed.

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

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (modified by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.) The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU are effective for fiscal years and interim reporting periods beginning after December 15, 2021.

All entities may adopt the amendments in the ASU as early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company is evaluating the impact this new standard will have on its consolidated financial statements.

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

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Net Income Available to Common Shareholders	$26,920	$16,889	$13,215
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	29,001,393	24,604,464	22,294,837
Stock Options	434,821	413,226	336,904
Weighted Average Common Stock Outstanding (Dilutive)	29,436,214	25,017,690	22,631,741

Basic Earnings per Common Share	$0.93	$0.69	$0.59
Diluted Earnings per Common Share	0.91	0.68	0.58

Note 3: Bank‑Owned Certificates of Deposit

Certificates of deposit in other financial institutions by maturity are as follows:

	2018	2017
Certificates of Deposit at Cost Maturing in:
One Year or Less	$1,586	$992
After One Year Through Five Years	1,719	2,080
	$3,305	$3,072

Note 4: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at December 31, 2018 and 2017:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$17,862	$54	$(19)	$17,897
Municipal Bonds	117,991	1,257	(1,115)	118,133
Mortgage-Backed Securities	48,816	52	(1,692)	47,176
Corporate Securities	21,170	72	(124)	21,118
SBA Securities	49,876	13	(835)	49,054
Total Securities Available for Sale	$255,715	$1,448	$(3,785)	$253,378

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$115,784	$3,005	$(469)	$118,320
Mortgage-Backed Securities	61,945	11	(1,275)	60,681
Corporate Securities	5,052	80	(25)	5,107
SBA Securities	45,368	242	(227)	45,383
Total Securities Available for Sale	$228,149	$3,338	$(1,996)	$229,491

The following table shows the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2018
U.S. Treasury Securities	$14,866	(19)	—	—	$14,866	$(19)
Municipal Bonds	15,405	(199)	34,172	(916)	49,577	(1,115)
Mortgage-Backed Securities	1,751	(21)	41,776	(1,671)	43,527	(1,692)
Corporate Securities	9,063	(74)	1,996	(50)	11,059	(124)
SBA Securities	28,186	(366)	15,878	(469)	44,064	(835)
Total Securities Available for Sale	$69,271	$(679)	$93,822	$(3,106)	$163,093	$(3,785)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2017
Municipal Bonds	$15,043	$(89)	$21,111	$(380)	$36,154	$(469)
Mortgage-Backed Securities	16,046	(105)	41,800	(1,170)	57,846	(1,275)
Corporate Securities	—	—	2,028	(25)	2,028	(25)
SBA Securities	15,634	(189)	3,775	(38)	19,409	(227)
Total Securities Available for Sale	$46,723	$(383)	$68,714	$(1,613)	$115,437	$(1,996)

At December 31, 2018, 195 debt securities had unrealized losses with aggregate depreciation of approximately 2.3% from the Company’s amortized cost basis. At December 31, 2017, 133 debt securities had unrealized losses with aggregate depreciation of approximately 1.7% from the Company’s amortized cost basis. These unrealized losses relate principally to changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold debt securities for the foreseeable future, no declines were deemed to be other than temporary as of December 31, 2018 and 2017.

The following is a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of December 31, 2018. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed and SBA securities because borrowers may have the right to call or prepay obligations without penalties.

December 31, 2018	Amortized Cost	Fair Value
Due in One Year or Less	$13,244	$13,248
Due After One Year Through Five Years	31,176	31,364
Due After Five Years Through 10 Years	73,041	73,336
Due After 10 Years	39,562	39,200
Subtotal	157,023	157,148
Mortgage-Backed Securities	48,816	47,176
SBA Securities	49,876	49,054
Totals	$255,715	$253,378

As of December 31, 2018, the securities portfolio was completely unencumbered. To increase on-balance sheet liquidity, all securities previously pledged to secure public deposits had the designation removed and an alternative means of permissible collateralization was utilized, primarily Federal Home Loan Bank letters of credit. As of December 31, 2017, the amortized cost and fair value of securities pledged to secure public deposits and for other purposes required or permitted by law were $79,400 and $81,639, respectively.

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Proceeds From Sales of Securities	$24,684	$36,209	$34,250
Gross Gains on Sales	290	405	1,044
Gross Losses on Sales	(415)	(655)	(214)

Note 5: Loans

The following table presents the components of loans at December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Commercial	$260,833	$217,753
Construction and Land Development	210,041	130,586
Real Estate Mortgage:
1-4 Family Mortgage	226,773	195,707
Multifamily	407,934	317,872
CRE Owner Occupied	64,458	65,909
CRE Non-owner Occupied	490,632	415,034
Total Real Estate Mortgage Loans	1,189,797	994,522
Consumer and Other	4,260	4,252
Total Loans, Gross	1,664,931	1,347,113
Allowance for Loan Losses	(20,031)	(16,502)
Net Deferred Loan Fees	(4,515)	(4,104)
Total Loans, Net	$1,640,385	$1,326,507

The following table presents the activity in the allowance for loan losses, by segment, for the years ended December 31, 2018, 2017 and 2016:

		Construction			CRE	CRE
		and Land	1-4 Family		Owner	Non-owner	Consumer
	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Balance at January 1, 2016	$1,349	$1,708	$1,765	$871	$1,019	$2,452	$36	$852	$10,052
Provision for Loan Losses	(28)	(89)	614	697	264	1,484	60	248	3,250
Loans Charged-off	(107)	(248)	(1)	—	(123)	(613)	(22)	—	(1,114)
Recoveries of Loans	101	8	32	—	—	—	4	—	145
Balance at December 31, 2016	$1,315	$1,379	$2,410	$1,568	$1,160	$3,323	78	$1,100	$12,333
Provision for Loan Losses	1,116	488	(230)	1,602	(204)	1,875	43	(515)	4,175
Loans Charged-off	(1)	—	—	—	—	(111)	(65)	—	(177)
Recoveries of Loans	5	25	137	—	—	—	4	—	171
Balance at December 31, 2017	$2,435	$1,892	$2,317	$3,170	$956	$5,087	$60	$585	$16,502
Provision for Loan Losses	448	632	242	1,474	(148)	785	31	111	3,575
Loans Charged-off	(10)	(358)	(21)	—	—	—	(32)	—	(421)
Recoveries of Loans	25	285	59	—	—	—	6	—	375
Balance at December 31, 2018	$2,898	$2,451	$2,597	$4,644	$808	$5,872	$65	$696	$20,031

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of December 31, 2018 and 2017:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Allowance for Loan Losses at December 31, 2018	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Individually Evaluated for Impairment	$8	$—	$17	$—	$22	$—	$—	$—	$47
Collectively Evaluated for Impairment	2,890	2,451	2,580	4,644	786	5,872	65	696	19,984
Totals	$2,898	$2,451	$2,597	$4,644	$808	$5,872	$65	$696	$20,031

Allowance for Loan Losses at December 31, 2017
Individually Evaluated for Impairment	$14	$—	$57	$14	$24	$—	$—	$—	$109
Collectively Evaluated for Impairment	2,421	1,892	2,260	3,156	932	5,087	60	585	16,393
Totals	$2,435	$1,892	$2,317	$3,170	$956	$5,087	$60	$585	$16,502

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Loans at December 31, 2018	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Individually Evaluated for Impairment	$8	$198	$1,676	$—	$365	$—	$58	$2,305
Collectively Evaluated for Impairment	260,825	209,843	225,097	407,934	64,093	490,632	4,202	1,662,626
Totals	$260,833	$210,041	$226,773	$407,934	$64,458	$490,632	$4,260	$1,664,931

Loans at December 31, 2017
Individually Evaluated for Impairment	$14	$583	$1,693	$66	$2,165	$—	$75	$4,596
Collectively Evaluated for Impairment	217,739	130,003	194,014	317,806	63,744	415,034	4,177	1,342,517
Totals	$217,753	$130,586	$195,707	$317,872	$65,909	$415,034	$4,252	$1,347,113

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Construction and Land Development	$198	$807	$—	$583	$833	$—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	157	157	—	508	515	—
1st REM - 1-4 Family	253	253	—	125	125	—
1st REM - Rentals	957	957	—	726	726	—
CRE Owner Occupied	209	209	—	2,006	2,023	—
Consumer and Other	58	78	—	75	92	—
Totals	1,832	2,461	—	4,023	4,314	—

Loans With An Allowance for Loan Losses:
Commercial	8	8	8	14	14	14
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	309	336	17	—	—	—
LOCs and 2nd REM - Rentals	—	—	—	64	64	47
1st REM - Rentals	—	—	—	270	270	10
Multifamily	—	—	—	66	66	14
CRE Owner Occupied	156	156	22	159	159	24
Totals	473	500	47	573	573	109
Grand Totals	$2,305	$2,961	$47	$4,596	$4,887	$109

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2018		2017		2016
	Average	Interest	Average	Interest	Average	Interest
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$—	—	—	—	$2,051	102
Construction and Land Development	212	—	594	—	759	5
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	158	9	537	20	271	16
1st REM - 1-4 Family	255	10	130	—	960	—
1st REM - Rentals	976	48	739	34	1,025	50
CRE Owner Occupied	225	13	2,042	97	1,325	66
CRE Non-owner Occupied	—	—	—	—	1,115	57
Consumer and Other	64	—	97	—	9	—
Totals	1,890	80	4,139	151	7,515	296

Loans With An Allowance for Loan Losses:
Commercial	8	—	14	—	—	—
Construction and Land Development	—	—	—	—	19	1
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	324	—	—	—	—	—
LOCs and 2nd REM - Rentals	—	—	65	3	69	3
1st REM - Rentals	—	—	276	14	274	14
Multifamily	65	3	66	3	68	3
CRE Owner Occupied	158	7	161	7	165	7
Consumer and Other	—	—	—	—	97	—
Totals	555	10	582	27	692	28
Grand Totals	$2,445	$90	$4,721	$178	$8,207	$324

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

The following tables present the risk category of loans by loan segment as of December 31, 2018 and 2017, based on the most recent analysis performed by management:

	December 31, 2018
	Pass	Watch	Substandard	Total
Commercial	$260,225	$600	$8	$260,833
Construction and Land Development	207,174	2,669	198	210,041
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,669	587	—	31,256
1st REM - 1-4 Family	37,526	126	253	37,905
LOCs and 2nd REM - Rentals	11,341	628	474	12,443
1st REM - Rentals	142,357	1,854	958	145,169
Multifamily	407,934	—	—	407,934
CRE Owner Occupied	62,223	—	2,235	64,458
CRE Non-owner Occupied	487,438	3,194	—	490,632
Consumer and Other	4,202	—	58	4,260
Totals	$1,651,089	$9,658	$4,184	$1,664,931

	December 31, 2017
	Pass	Watch	Substandard	Total
Commercial	$217,739	$—	$14	$217,753
Construction and Land Development	130,003	—	583	130,586
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,238	—	347	28,585
1st REM - 1-4 Family	33,219	—	125	33,344
LOCs and 2nd REM - Rentals	13,409	—	225	13,634
1st REM - Rentals	118,891	—	1,253	120,144
Multifamily	317,806	—	66	317,872
CRE Owner Occupied	63,290	—	2,619	65,909
CRE Non-owner Occupied	409,533	5,501	—	415,034
Consumer and Other	4,177	—	75	4,252
Totals	$1,336,305	$5,501	$5,307	$1,347,113

The following tables present the aging of the recorded investment in past due loans by loan segment as of December 31, 2018 and 2017:

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2018	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$260,813	$12	$—	$8	$260,833
Construction and Land Development	209,843	—	—	198	210,041
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,939	—	—	317	31,256
1st REM - 1-4 Family	37,705	200	—	—	37,905
LOCs and 2nd REM - Rentals	12,443	—	—	—	12,443
1st REM - Rentals	145,169	—	—	—	145,169
Multifamily	407,934	—	—	—	407,934
CRE Owner Occupied	64,360	98	—	—	64,458
CRE Non-owner Occupied	490,632	—		—	490,632
Consumer and Other	4,201	1	—	58	4,260
Totals	$1,664,039	$311	$—	$581	$1,664,931

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2017	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$217,734	$10	$—	$9	$217,753
Construction and Land Development	130,003	—	—	583	130,586
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,238	—	—	347	28,585
1st REM - 1-4 Family	33,219	—	—	125	33,344
LOCs and 2nd REM - Rentals	13,474	160	—	—	13,634
1st REM - Rentals	119,876	268	—	—	120,144
Multifamily	317,872	—	—	—	317,872
CRE Owner Occupied	65,686	223	—	—	65,909
CRE Non-owner Occupied	415,034	—	—	—	415,034
Consumer and Other	4,174	3	—	75	4,252
Totals	$1,345,310	$664	$—	$1,139	$1,347,113

At December 31, 2018, there were three loans classified as troubled debt restructurings with a current outstanding balance of $437. In comparison, at December 31, 2017, there were nine loans classified as troubled debt restructurings with an outstanding balance of $2,928 .There were no new loans classified as troubled debt restructurings during the year ended December 31, 2018 and no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the year ended December 31, 2018.

Note 6: Premises and Equipment

Premises and equipment are summarized as follows for the years ended December 31, 2018 and 2017:

	Estimated	December 31,
	Useful Lives	2018	2017
Land	N/A	$5,174	$3,335
Building	39 Years	3,462	4,898
Leasehold Improvements	3 ‑ 10 Years	2,718	2,251
Furniture and Equipment	3 ‑ 5 Years	3,191	2,730
Construction in Progress	N/A	2,494	176
Subtotal		17,039	13,390
Accumulated Depreciation		(3,965)	(3,275)
Totals		$13,074	$10,115

Depreciation and amortization expense charged to noninterest expense for the years ended December, 31, 2018, 2017 and 2016, totaled $761, $694, and $586, respectively.

Pursuant to the terms of non‑cancelable lease agreements in effect at December 31, 2018, pertaining to banking premises in Bloomington, Downtown Minneapolis, St. Paul, and Uptown Minneapolis Drive‑Up, total future minimum rent commitments under various operating leases are as follows:

2018
2019	$876
2020	776
2021	336
2022	327
2023	319
Thereafter	1,454
Totals	$4,088

Rent expense, including common area maintenance pertaining to banking premises for the years ended December, 31, 2018, 2017 and 2016, amounted to $870, $774, and $684, respectively.

The Bloomington, Downtown Minneapolis, St. Paul, and Uptown Minneapolis Drive‑Up leases each contain two consecutive options to extend the lease for a period of five years each. The monthly minimum rent payable will be at the market rate as reasonably determined by the lessor.

Pursuant to the terms of the non‑cancelable lease agreement with Bridgewater Properties Greenwood, LLC, a related party through common ownership, in effect at December 31, 2018, pertaining to the Greenwood location, future minimum rent commitments under the operating lease are listed below. The Greenwood lease contains two consecutive options to extend the lease for a period of five years each.

2018
2019	$161
2020	164
2021	111
Totals	$436

Note 7: Intangible Assets

The following table presents an analysis of intangible assets at December, 31, 2018 and 2017:

	December 31,
	2018	2017
Core Deposit Intangible	$1,093	$1,093
Favorable Lease	445	445
Subtotal	1,538	1,538
Accumulated Amortization	(486)	(295)
Totals	$1,052	$1,243

Amortization expense of intangible assets was $191 for the years ended December, 31 2018 and 2017 and $104 for the year ended December 31, 2016.

The following table shows the estimated future amortization of the core deposit premium intangible and favorable lease asset for the next five years and thereafter. The projections of amortization expense are based on existing asset balances as of December 31, 2018.

	Core Deposit	Favorable
	Intangible	Lease
2019	$157	$34
2020	157	34
2021	157	34
2022	157	34
2023	65	34
Thereafter	-	189
Totals	$693	$359

Note 8: Deposits

The following table presents the composition of deposits at December 31, 2018 and 2017:

	December 31,
	2018	2017
Transaction Deposits	$548,770	$469,831
Savings and Money Market Deposits	402,639	369,942
Time Deposits	318,356	292,096
Brokered Deposits	291,169	207,481
Totals	$1,560,934	$1,339,350

Brokered deposits contain brokered money market accounts of $26,990 and $23,810 as of December, 31, 2018 and 2017, respectively. Included within the December 31, 2017 brokered money market accounts was $13,482 of reciprocal deposits, which, by law, were no longer classified as brokered as of December 31, 2018.

The following table presents the scheduled maturities of brokered and customer time deposits at December 31, 2018:

2018
Less than 1 Year	$126,480
1 to 2 Years	206,677
2 to 3 Years	102,970
3 to 4 Years	86,413
Over 4 Years	59,995
Totals	$582,535

The aggregate amount of time deposits greater than $250 was approximately $111,297 and $104,984 at December, 31, 2018 and 2017, respectively.

Note 9: Notes Payable

During 2016, the Company entered into a note payable with an unaffiliated financial institution that is secured by 100% of the stock of the Bank. The proceeds of the note were partially used to payoff existing notes payable. The note requires interest payments monthly and principal payments of $500 quarterly. Interest is accrued at a variable rate equal to 1‑month LIBOR plus 2.40% and matures in February 2021. The interest rate at December, 31, 2018 and 2017, was 4.75% and 3.76%, respectively. The note contains several financial and reporting covenants. As of December, 31, 2018 and 2017, the Company believes it was in compliance with all covenants. The unpaid principal balance of the note at December, 31, 2018 and 2017, was $15,000 and $17,000, respectively.

Note 10: Derivative Instruments and Hedging Activities

Cash Flow Hedging Instruments

During 2016, the Company entered into an interest rate swap agreement with a third party in order to hedge interest rate risk associated with its variable rate note payable. The following table presents a summary of the outstanding interest rate swap used in a cash flow hedge as of December 31, 2018 and 2017:

	2018	2017
Notional Amount	$15,000	$17,000
Average Notional Amount	15,750	17,750
Weighted Average Pay Rate	1.21%	1.21%
Weighted Average Receive Rate	1.97%	1.07%
Weighted Average Maturity (Years)	2.16	3.16
Net Unrealized Gain	$352	$344

This agreement provides for the Company to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by 1‑month LIBOR. The notional amount is amortized on the same schedule as the note payable and matures on the same date. The swap is determined to be fully effective. The unrealized gain is included in other assets in the consolidated balance sheets.

Note 11: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances.  The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank’s with principal balances of $577,241 and $490,463 at December, 31, 2018 and 2017, respectively, were pledged to the Federal Home Loan Bank as collateral in the event the Company requests any advances on the line. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available borrowings were $122,120 and $180,942 at December, 31, 2018 and 2017, respectively.

The following table presents FHLB advances, by maturity, at December, 31, 2018 and 2017:

	2018		2017
	Weighted		Weighted
	Average	Total	Average	Total
	Rate	Outstanding	Rate	Outstanding
2018	N/A	$—	1.49%	14,000
2019	1.47%	20,000	1.47	20,000
2020	1.65	5,000	1.65	5,000
2021	1.99	15,000	1.99	15,000
2022	2.50	29,000	2.10	14,000
2023	3.03	40,000	N/A	—
2024	3.17	5,000	N/A	—
2025	3.29	10,000	N/A	—
Totals		$124,000		$68,000

Federal Reserve Discount Window.  At December, 31, 2018 and 2017, the Company had the ability to draw additional borrowings of $114,051 and $37,530, respectively, from the Federal Reserve Bank of Minneapolis. The ability to draw borrowings is based on loan collateral pledged with principal balances of $159,616 and $47,590 as of December, 31, 2018 and 2017, subject to the approval from the Board of Governors of the Federal Reserve System.

Federal Funds Purchased.  Federal funds purchased mature one business day from the transaction date. There were $18,000 and $23,000 of federal funds purchased outstanding as of December, 31, 2018 and 2017, respectively. The interest rate as of December, 31, 2018 and 2017, was 2.63% and 1.63%, respectively.

Note 12: Subordinated Debentures

On July 12, 2017, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors (the “Purchasers”) whereby the Company sold and issued $25,000 in aggregate principal amount of fixed-to-floating subordinated notes due 2027 (the “Notes”). The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. Issuance costs were $516 and have been netted against Subordinated Debt on the consolidated balance sheets. These costs are being amortized over five years, which represents the period from issuance to the first redemption date of July 15, 2022. Total amortization expense for the year ended December 31, 2018 was $103, respectively, with $370 remaining to be amortized as of December 31, 2018. Total amortization expense for the year ended December 31, 2017 was $43, with $473 remaining to be amortized as of December 31, 2017.

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

Note 13: Related‑Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers, directors, principal shareholders, and their affiliates (related parties). The following table presents the activity associated with loans made between related parties for the years ended December, 31, 2018 and 2017:

	2018	2017
Beginning Balance	$11,344	$15,149
New Loans and Advances	35,761	7,858
Repayments	(7,653)	(5,368)
Changes to Related Parties	2	(6,295)
Totals	$39,454	$11,344

Deposits from related parties held by the Company at December, 31, 2018 and 2017 were $8,856 and $4,039, respectively.

The Company has a related party lease which is disclosed in Note 6.

During 2018, the Company entered into an Exchange Agreement with Castle Creek Capital Partners V, LP providing for the exchange of 1,431,796 shares of the Company’s non-voting common stock for 1,431,796 shares of the Company’s voting common stock.

Note 14: Income Taxes

On December 22, 2017, the President of the United States signed into law Public Law 115‑97, commonly known as the Tax Cuts and Jobs Act, which amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Cuts and Jobs Act reduced the federal corporate tax rate from a maximum of 35% to a flat rate of 21%. The rate reduction was effective January 1, 2018.

The lower corporate income tax rate reduces the future net tax benefits of timing differences between book and taxable income recorded by the Company as a net deferred tax asset. As of December 31, 2017, the Company revalued its net deferred tax assets and recorded a one‑time additional income tax expense of $2,005 related to the write‑down of deferred tax assets for tax benefits that the Company does not expect to realize.

The following table presents the allocation of federal and state income taxes between current and deferred portions as of December, 31, 2018, 2017, and 2016:

	2018	2017	2016
Current Tax Provision	$6,522	$10,206	$9,122
Deferred Tax Benefit	(1,298)	(2,062)	(1,070)
Change in Deferred Taxes Due to Enacted Changes in Tax Law	—	2,005	—
Total Income Tax Provision	$5,224	$10,149	$8,052

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows as of December, 31, 2018, 2017, and 2016:

	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Amount of Statutory Rate	$6,750	21.0%	$9,463	35.0%	$7,443	35.0%
State Income Taxes (Net of Federal Income Tax Benefit)	2,755	8.6	1,757	6.5	1,377	6.5
Interest on Investment Securities and Loans Exempt From Federal Income Tax	(719)	(2.2)	(1,170)	(4.3)	(829)	(3.9)
Historic Tax Credit	(3,207)	(10.0)	(1,621)	(6.0)	—	—
Deferred Tax Asset Revaluation	—	—	2,005	7.4	—	—
Other Differences	(355)	(1.1)	(285)	(1.1)	61	0.3
Totals	$5,224	16.3%	$10,149	37.5%	$8,052	37.9%

The impact of the deferred tax asset revaluation was offset primarily by the effects of certain federal historic tax credits utilized in the current period. The Company utilizes these credits when the project is placed in service. The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of historic tax credits, low‑income housing tax credits, the level of tax‑exempt investments and loans, and the overall level of pre‑tax income.

The following table presents the components of the net deferred tax asset included in other assets, as of December, 31, 2018 and 2017:

	2018	2017
Start-up Costs	$15	$33
Depreciation	(249)	(27)
Allowance for Loan Losses	5,757	4,743
Unrealized (Gain) Loss on Securities Available for Sale	491	(335)
Unrealized Gain on Cash Flow Hedge	(74)	(72)
Foreclosed Assets	—	13
Prepaid Expenses	(496)	(329)
Deferred Compensation	651	495
Other	747	199
Totals	$6,842	$4,720

Note 15: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table summarizes the Company’s investments in qualified affordable housing projects and other tax credit investments at December 31, 2018 and 2017:

		December 31, 2018		December 31, 2017
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$2,436	$—	$—	$—
Federal Historic Tax Credit (FHTC)	Equity	1,814	3,226	508	1,706
Total		$4,250	$3,226	$508	$1,706

(1)	All commitments are expected to be paid by the Company by December 31, 2019.

The following table summarizes the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments during 2018 and 2017. There were was no tax credit benefits recognized in 2016.

	Amortization	Tax Benefit
	Expense (1)	Recognized (2)
Year Ended December 31, 2018
LIHTC	$310	$(346)
FHTC	3,293	(3,782)
Total	$3,603	$(4,128)
Year Ended December 31, 2017
LIHTC	$—	$—
FHTC	1,916	(2,225)
Total	$1,916	$(2,225)

(1)	The amortization expense for the LIHTC investments are included in income tax expense. The amortization for the FHTC tax credits are included in noninterest expense.
(2)

All of the tax benefits recognized are included in income tax expense. The tax benefit recognized for the FHTC investments primarily reflects the tax credits generated from the investments, and excludes the net tax expense/benefit of the investments’ income/loss.

Note 16: Commitments, Contingencies and Credit Risk

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

The following commitments were outstanding at December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017
Unfunded Commitments Under Lines of Credit	$395,032	$309,513
Letters of Credit	81,053	64,546
Totals	$476,085	$374,059

Commitments to extend credit are agreements to lend to a customer at fixed or variable rates as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; real estate; and stocks and bonds. Unfunded commitments under commercial lines of credit, home equity lines of credit, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit issued have expiration dates within two years. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments.

The Company had outstanding letters of credit with the FHLB in the amount of $129,152 and $63,638 at December 31, 2018 and 2017, respectively, on behalf of customers and to secure public deposits.

On August 27, 2018, the Bank and Reuter Walton Commercial, LLC (the “Contractor”) entered into a Standard Form of Agreement Between Owner and Contractor and the corresponding General Conditions of the Contract for Construction (collectively, the “Construction Contract”). Under the Construction Contract, the Contractor will construct the core and shell of a new headquarters building for the Bank in St. Louis Park, Minnesota, and the Bank will pay the Contractor a contract price consisting of the cost of work plus a fee equal to 3.75% of the cost of work, subject to a guaranteed maximum price of $23,000, with anticipated construction completed in 2020. As of December 31, 2018, $1,964 has been paid under this Construction Contract.

Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management, any liability resulting from such proceedings would not have a material impact on the consolidated financial statements.

Note 17: Stock Options

The Company established the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non- Statutory Stock Option Plan (the ‘‘2012 Plan’’) under which the Company may grant options to its directors, officers, and employees for up to 750,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2012 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and an option’s maximum term is ten years. All outstanding options have been granted with a vesting period of five years. As of December 31, 2018 and 2017, there were no unissued shares of the Company’s common stock authorized for option grants under the 2012 Plan.

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, and employees for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and an option’s maximum term is ten years. All outstanding options have been granted with a vesting period of five years. As of December 31, 2018 and 2017, there were 540,000 and 664,000, respectively, of unissued shares of the Company’s common stock authorized for option grants under the 2017 Plan.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on an industry index as described below. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, the Company has not paid a dividend on its common stock and does not expect to do so in the near future.

The Company used the S&P 600 CM Bank Index as its historical volatility index. The S&P 600 CM Bank Index is an index of publicly traded small capitalization, regional, commercial banks located throughout the United States. There were 44 banks in the index ranging in market capitalization from $470 million up to $4.5 billion.

The weighted average assumptions used in the model for valuing stock option grants in 2018 is as follows:

	December 31,
	2018
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	20.48%
Risk-Free Interest Rate	2.93%

The following table presents a summary of the status of the Company’s stock option plans for the years ended December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at Beginning of Year	1,721,000	$5.68	765,000	$2.79
Granted	135,000	12.52	1,046,000	7.47
Exercised	(37,900)	2.78	(90,000)	2.01
Forfeitures	(11,000)	7.61	—	—
Outstanding at End of Year	1,807,100	$6.24	1,721,000	$5.68

Options Exercisable at End of Year	721,100	$4.19	419,000	$2.83

For the years ended December 31, 2018, 2017 and 2016, the Company recognized compensation expense for stock options of $799, $368, and $222, respectively.

The following table presents information pertaining to options outstanding at December 31, 2018:

	Options Outstanding				Options Exercisable
	Number	Remaining			Number
Exercise Price	Outstanding	Contractual Life		Exercise Price	Outstanding
$1.65	7,500	2.8	Years	$1.65	7,500
2.13	90,000	4.3	Years	2.13	90,000
3.00	490,000	5.0	Years	3.00	386,000
3.58	50,000	6.0	Years	3.58	30,000
7.47	1,039,600	8.8	Years	7.47	207,600
13.22	25,000	9.4	Years	13.22	—
12.86	45,000	9.7	Years	12.86	—
12.94	35,000	9.8	Years	12.94	—
11.59	25,000	9.8	Years	11.59	—
Totals	1,807,100	7.5	Years	$6.24	$721,100

As of December 31, 2018, there was $2,661 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2017 Plan and 2012 Plan that is expected to be recognized over a period of five years.

The following is an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the year ended December 31, 2018:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2017	1,302,000	$2.55
Granted	135,000	3.77
Vested	(340,000)	2.29
Forfeited	(11,000)	2.85
Nonvested Options at December 31, 2018	1,086,000	$2.78

Note 18: Profit Sharing Plan

The Company has a combined profit sharing 401(k) plan which provides that an annual contribution, up to 100% of the employees total pay, may be contributed to the plan. Employees are eligible to participate after meeting certain eligibility requirements as defined in the plan and are allowed to make pre‑tax contributions up to the maximum amount allowed by the Internal Revenue Service. The terms of the 401(k) plan require employer match contributions equal to 100% of the employee contributions up to 4% of pay. In addition, the terms of the plan allow for discretionary contributions as determined by the Company and approved by the Board of Directors.

The employer match contributions for the 401(k) plan were $483, $304, and $320 for the years ended December, 31, 2018, 2017 and 2016, respectively. The total employer profit sharing contributions to the plan were $328, $250, and $237 for the years ended December, 31, 2018, 2017 and 2016, respectively.

Note 19: Deferred Compensation Plan

In 2013, the Company implemented a deferred compensation plan for certain employees which allows the Company to make a discretionary contribution to the account of any employee designated as a participant in the plan based upon the participant’s performance for the calendar year. Company contributions to the plan vest on the fourth anniversary of the last day of the calendar year for which the contribution was made to the plan and accrue interest at a rate equal to the Bank’s return on average equity for the immediately preceding calendar year. Distribution of amounts contributed under the plan, including accrued interest, is made in a lump sum cash payment within 75 days following the date such amounts become vested. As of December, 31, 2018 and 2017, the Company had a liability of $2,914 and $2,159, respectively, recorded on the consolidated balance sheets.

Note 20: Regulatory Capital

Effective January 1, 2015, the capital requirements of the Company and the Bank were changed to implement the regulatory requirements of the Basel III capital reforms. The Basel III requirements, among other things, (i) apply a strengthened set of capital requirements to the Company and Bank, including requirements related to common equity as a component of core capital, (ii) implement a “capital conservation buffer” against risk and higher minimum tier 1 capital requirement, and (iii) revise the rules for calculating risk-weighted assets for purposes of such requirements. The rules made corresponding revisions to the prompt corrective action framework and include the new capital ratios and buffer requirements which were phased in incrementally, with full implementation on January 1, 2019. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table and defined in the regulation) of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets, Common Equity Tier 1 Capital to Risk Weighted Assets, and Tier 1 Capital to Average Assets.

The following tables present the Company and the Bank’s capital amounts and ratios as of December 31, 2018 and 2017:

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$263,909	14.55%	$145,111	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	218,888	12.07	108,833	6.00	N/A	N/A
Common Equity Tier 1 Capital	218,888	12.07	81,625	4.50	N/A	N/A
Tier 1 Leverage Ratio	218,888	11.23	77,971	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$230,865	12.76%	$144,776	8.00%	$180,970	10.00%
Tier 1 Risk-Based Capital	210,474	11.63	108,582	6.00	144,776	8.00
Common Equity Tier 1 Capital	210,474	11.63	81,436	4.50	117,630	6.50
Tier 1 Leverage Ratio	210,474	10.82	77,795	4.00	97,244	5.00

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Regulations
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$173,848	12.46%	$111,638	8.00%	N/A	N/A
Tier 1 Risk-Based Capital	132,459	9.49	83,729	6.00	N/A	N/A
Common Equity Tier 1 Capital	132,459	9.49	62,797	4.50	N/A	N/A
Tier 1 Leverage Ratio	132,459	8.38	63,264	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$171,805	12.37%	$111,134	8.00%	$138,918	10.00%
Tier 1 Risk-Based Capital	154,943	11.15	83,351	6.00	111,134	8.00
Common Equity Tier 1 Capital	154,943	11.15	62,513	4.50	90,297	6.50
Tier 1 Leverage Ratio	154,943	9.83	63,060	4.00	78,825	5.00

The Bank must maintain a capital conservation buffer as defined by Basel III regulatory capital guidelines, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. For 2018 and 2017, the capital conservation buffer was 1.875% and 1.25%, respectively. The buffer increased incrementally each year until 2019, and the entire 2.5% capital conservation buffer is now fully phased-in.

Management believes that, as of December 31, 2018 and 2017, the Company and the Bank’s capital ratios were in excess of those quantitative capital ratio standards applicable on those dates, set forth under the prompt corrective action regulations, including the capital conservation buffer described above. However, there can be no assurance that the Company and the Bank will continue to maintain such status in the future.

Note 21: Fair Value Measurement

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Securities Available for Sale:
U.S. Treasury Securities	$17,897	$—	$—	$17,897
Municipal Bonds	—	118,133	—	118,133
Mortgage-Backed Securities	—	47,176	—	47,176
Corporate Securities	—	21,118	—	21,118
SBA Securities	—	49,054	—	49,054
Interest Rate Swap	—	352	—	352
Totals	$17,897	$235,833	$—	$253,730

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Securities Available for Sale:
Municipal Bonds	$—	$118,320	$—	$118,320
Mortgage-Backed Securities	—	60,681	—	60,681
Corporate Securities	—	5,107	—	5,107
SBA Securities	—	45,383	—	45,383
Interest Rate Swap	—	344	—	344
Totals	$—	$229,835	$—	$229,835

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets for the periods ended December 31, 2018, 2017 and 2016:

	December 31, 2018
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$426	$—	$396
Totals	$—	$426	$—	$396

	December 31, 2017
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$464	$—	$109
Totals	$—	$464	$—	$109

	December 31, 2016
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$527	$—	$157
Foreclosed Assets	—	2,210	—	644
Totals	$—	$2,737	$—	$801

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

Foreclosed Assets

Foreclosed assets are recorded at fair value based on property appraisals, less estimated selling costs, at the date of the transfer with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, foreclosed assets are carried at the lower of cost or fair value, less estimated selling costs with changes in fair value or any impairment amount recorded in other noninterest expense. Values are estimated using Level 2 inputs based on customized discounting criteria. The carrying value of foreclosed assets is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.

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

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the below amounts nor is it recorded as an intangible asset on the balance sheet. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The following tables present the carrying amount and estimated fair values of financial instruments at December 31, 2018 and 2017:

	December 31, 2018
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$28,444	$28,444	$—	$—	$28,444
Bank-Owned Certificates of Deposit	3,305	—	3,292	—	3,292
Securities Available for Sale	253,378	17,897	235,481	—	253,378
FHLB Stock, at Cost	7,614	—	7,614	—	7,614
Loans, Net	1,640,385	—	1,634,196	—	1,634,196
Accrued Interest Receivable	6,589	—	6,589	—	6,589
Interest Rate Swap	352	—	352	—	352

Financial Liabilities:
Deposits	$1,560,934	$—	$1,560,488	$—	$1,560,488
Federal Funds Purchased	18,000	—	18,000	—	18,000
Notes Payable	15,000	—	15,551	—	15,551
FHLB Advances	124,000	—	124,952	—	124,952
Subordinated Debentures	24,630	—	25,365	—	25,365
Accrued Interest Payable	1,806	—	1,806	—	1,806

	December 31, 2017
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$23,725	$23,725	$—	$—	$23,725
Bank-Owned Certificates of Deposit	3,072	—	3,075	—	3,075
Securities Available for Sale	229,491	—	229,491	—	229,491
FHLB Stock, at Cost	5,147	—	5,147	—	5,147
Loans, Net	1,326,507	—	1,323,495	—	1,323,495
Accrued Interest Receivable	5,342	—	5,342	—	5,342
Interest Rate Swap	344	—	344	—	344

Financial Liabilities:
Deposits	$1,339,350	$—	$1,340,109	$—	$1,340,109
Federal Funds Purchased	23,000	—	23,000	—	23,000
Notes Payable	17,000	—	17,024	—	17,024
FHLB Advances	68,000	—	67,282	—	67,282
Subordinated Debentures	24,527	—	25,090	—	25,090
Accrued Interest Payable	1,408	—	1,408	—	1,408

The following methods and assumptions were used by the Company to estimate fair value of consolidated financial statements not previously discussed.

Cash and due from banks – The carrying amount of cash and cash equivalents approximates their fair value.

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

Notes payable and subordinated debentures – The fair value of the Company’s notes payable and subordinated debentures are estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

FHLB advances – The fair values of the Company’s FHLB advances are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing agreements.

Accrued interest payable – The carrying amount of accrued interest payable approximates its fair value since it is short term in nature.

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at December 31, 2018 and 2017.

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

Note 22: Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2018, 2017, and 2016.

	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2018
Net Unrealized Loss on Available for Sale Securities	$(3,804)	$852	$(2,952)
Less: Reclassification Adjustment for Net Losses Included in Net Income	125	(26)	99
Total Unrealized Loss	(3,679)	826	(2,853)

Net Unrealized Gain on Cash Flow Hedge	9	(2)	7
Less: Reclassification Adjustment for Gains Included in Net Income	—	—	—
Total Unrealized Gain	9	(2)	7

Other Comprehensive Loss	$(3,670)	$824	$(2,846)

Year Ended December 31, 2017
Net Unrealized Gain on Available for Sale Securities	$6,354	$(2,236)	$4,118
Less: Reclassification Adjustment for Net Losses Included in Net Income	250	(88)	162
Total Unrealized Gain	6,604	(2,324)	4,280

Net Unrealized Gain on Cash Flow Hedge	121	(42)	79
Less: Reclassification Adjustment for Gains Included in Net Income	—	—	—
Total Unrealized Gain	121	(42)	79

Other Comprehensive Income	$6,725	$(2,366)	$4,359

Year Ended December 31, 2016
Net Unrealized Loss on Available for Sale Securities	$(5,860)	$2,052	$(3,808)
Less: Reclassification Adjustment for Net Gains Included in Net Income	(830)	290	(540)
Total Unrealized Loss	(6,690)	2,342	(4,348)

Net Unrealized Gain on Cash Flow Hedge	223	(78)	145
Less: Reclassification Adjustment for Gains Included in Net Income	—	—	—
Total Unrealized Gain	223	(78)	145

Other Comprehensive Loss	$(6,467)	$2,264	$(4,203)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2018, 2017, and 2016.

			Accumulated
	Available For		Other Comprehensive
	Sale Securities	Cash Flow Hedge	Income (Loss)
Year Ended December 31, 2018
Balance at Beginning of Year	$860	$224	$1,084
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act	147	47	194

Other Comprehensive Income (Loss) Before Reclassifications	(2,952)	7	(2,945)
Amounts Reclassified from Accumulated Other Comprehensive Income	99	—	99
Net Other Comprehensive Income During Period	(2,853)	7	(2,846)
Balance at End of Year	$(1,846)	$278	$(1,568)

Year Ended December 31, 2017
Balance at Beginning of Year	$(3,420)	$145	$(3,275)
Other Comprehensive Income (Loss) Before Reclassifications	4,118	79	4,197
Amounts Reclassified from Accumulated Other Comprehensive Income	162	—	162
Net Other Comprehensive Income During Period	4,280	79	4,359
Balance at End of Year	$860	$224	$1,084

Year Ended December 31, 2016
Balance at Beginning of Year	$928	$—	$928
Other Comprehensive Income (Loss) Before Reclassifications	(3,808)	145	(3,663)
Amounts Reclassified from Accumulated Other Comprehensive Income	(540)	—	(540)
Net Other Comprehensive Income During Period	(4,348)	145	(4,203)
Balance at End of Year	$(3,420)	$145	$(3,275)

Note 23: Parent Company Financial Information

The following information presents the condensed balance sheets of the Parent Company as of December 31, 2018 and 2017 and the condensed statements of income and cash flows for the years ended December 31, 2018, 2017 and 2016:

Condensed Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Cash and Cash Equivalents	$45,498	$15,054
Investment in Subsidiaries	213,676	160,734
Premises and Equipment, Net	816	2,750
Other Assets	1,571	1,026
Total Assets	$261,561	$179,564
LIABILITIES AND EQUITY
LIABILITIES
Notes Payable	$15,000	$17,000
Subordinated Debentures, Net of Issuance Costs	24,630	24,527
Accrued Interest Payable	745	761
Other Liabilities	188	114
Total Liabilities	40,563	42,402
SHAREHOLDERS’ EQUITY
Common Stock—$0.01 par value
Voting Common Stock—Authorized 75,000,000	301	208
Non-voting Common Stock‑ Authorized 10,000,000	-	38
Additional Paid‑In Capital	126,031	66,324
Retained Earnings	96,234	69,508
Accumulated Other Comprehensive Income (Loss)	(1,568)	1,084
Total Shareholders’ Equity	220,998	137,162
Total Liabilities and Shareholders' Equity	$261,561	$179,564

Condensed Statements of Income

	December 31,	December 31,	December 31,
	2018	2017	2016
INCOME
Dividend Income	$1,100	$—	$4,500
Interest Income	3	9	5
Other Income	136	145	50
Total Income	1,239	154	4,555
EXPENSE
Interest Expense	2,162	1,405	731
Other Expenses	1,152	555	297
Total Interest Expense	3,314	1,960	1,028
LOSS BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS	(2,075)	(1,806)	3,527
Income Tax Benefit	924	713	400
INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS	(1,151)	(1,093)	3,927
Equity in Undistributed Earnings	28,071	17,982	9,288
NET INCOME	$26,920	$16,889	$13,215

Condensed Statements of Cash Flows

	December 31,	December 31,	December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$26,920	$16,889	$13,215
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Equity in Undistributed Earnings of Subsidiaries	(28,071)	(17,982)	(9,288)
Changes in Other Assets and Liabilities	(368)	180	(490)
Net Cash Provided (Used) by Operating Activities	(1,519)	(913)	3,437
CASH FLOWS FROM INVESTING ACTIVITIES
Net Decrease in Loans	—	—	1,761
Investment in Subsidiaries	(25,000)	(25,000)	(22,750)
Net Cash Used in Investing Activities	(25,000)	(25,000)	(20,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	—	—	20,000
Principal Payments on Notes Payable	(2,000)	(2,000)	(17,042)
Proceeds from Issuance of Subordinated Debt	—	24,484	—
Principal Payments on Subordinated Debentures	—	—	(1,500)
Stock Options Exercised	106	180	100
Issuance of Common Stock	58,857	—	26,046
Redemption and Cancellation of Common Stock	—	—	(192)
Net Cash Provided by Financing Activities	56,963	22,664	27,412
NET CHANGE IN CASH AND CASH EQUIVALENTS	30,444	(3,249)	9,860
Cash and Cash Equivalents Beginning	15,054	18,303	8,443
Cash and Cash Equivalents Ending	$45,498	$15,054	$18,303

Note 24: Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2018 and 2017:

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
(dollars in thousands)
Interest Income	$18,710	$20,392	$22,136	$23,988
Interest Expense	3,947	4,493	5,502	6,546
Net Interest Income	14,763	15,899	16,634	17,442
Provision for Loan Losses	600	900	1,275	800
Net Interest Income after Provision for Loan Losses	14,163	14,999	15,359	16,642
Noninterest Income	387	485	814	857
Noninterest Expense	6,532	6,464	7,526	11,040
Income Before Income Taxes	8,018	9,020	8,647	6,459
Provision (Benefit) for Income Taxes	2,068	2,274	2,184	(1,302)
Net Income	$5,950	$6,746	$6,463	$7,761
Earnings per share
Basic	$0.23	$0.22	$0.22	$0.26
Diluted	$0.23	$0.22	$0.21	$0.25

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
(dollars in thousands)
Interest Income	$14,612	$15,774	$17,384	$18,576
Interest Expense	2,421	2,702	3,323	3,727
Net Interest Income	12,191	13,072	14,061	14,849
Provision for Loan Losses	950	825	1,200	1,200
Net Interest Income after Provision for Loan Losses	11,241	12,247	12,861	13,649
Noninterest Income	480	486	987	583
Noninterest Expense	5,254	5,271	6,109	8,862
Income Before Income Taxes	6,467	7,462	7,739	5,370
Provision (Benefit) for Income Taxes	2,384	2,665	3,064	2,036
Net Income	$4,083	$4,797	$4,675	$3,334
Earnings per share
Basic	$0.17	$0.20	$0.19	$0.14
Diluted	$0.16	$0.19	$0.19	$0.13

Note 25: Subsequent Events

Stock Repurchase Program

On January 22, 2019, the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to $15 million of its common stock during the 24-month period beginning on January 22, 2019. The stock repurchase program permits the Company’s management to acquire shares of the Company’s common stock from time to time in the open market in accordance with Rule 10b-18 of the Securities Exchange Act or in privately negotiated transactions at prices management considers to be attractive and in the best interests of the Company and its shareholders. The stock repurchase program does not obligate the Company to repurchase shares of its common stock, and there is no assurance that the Company will do so.

Any repurchases are subject to compliance with applicable laws and regulations. Repurchases will be conducted in consideration of general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The stock repurchase program may be modified, suspended or discontinued at any time at the discretion of the Company’s Board of Directors.

2019 Equity Incentive Plan

The Board of Directors has approved the 2019 Equity Incentive Plan, or 2019 Plan, which authorizes the issuance of 1,000,000 shares. Adoption of the 2019 Plan is subject to shareholder approval.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of December 31, 2018, the end of the fiscal year covered by this Annual Report on Form 10‑K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10‑K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2019, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2019, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2018. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in Note 17 to the Consolidated Financial Statements for the year ending December 31, 2018.

(c)
Number of
securities
	(a)		remaining
	Number of	(b)	available for
	securities to be	Weighted-	future issuance
	issued upon	average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))
Equity compensation plans approved by shareholders (1)	1,807,100	$6.24	540,000
Equity compensation plans not approved by shareholders	—	—	—
Total	1,807,100	$6.24	540,000

(1)

Column (a) includes outstanding stock options granted from the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan, the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan, and the Bridgewater Bancshares, Inc. 2005 Combined Incentive and Non-Statutory Stock Option Plan. Column (c) reflects the remaining share reserve under the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan.

The information required pursuant to Item 403 of Regulation S-K can be found under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement on Form DEF 14A for our Annual Meeting of Shareholders to be held on April 23, 2019, which will be filed with the SEC within 120 days of the Company’s fiscal year end, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2019, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2019, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See the consolidated financial statements which appear in Item 8 of this Form 10-K.

2.

Financial Statement Schedules: All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 on Form S-1/A filed on March 5, 2018)
3.2	Amended and Restated Bylaws of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 on Form S-1/A filed on March 5, 2018)
4.1

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments

10.1

Employment Agreement by and among Bridgewater Bancshares, Inc., Bridgewater Bank and Jerry Baack, dated October 1, 2017 (incorporated herein by reference to Exhibit 10.1 on Form S-1 filed on February 16, 2018)†

10.2

Employment Agreement by and among Bridgewater Bancshares, Inc., Bridgewater Bank and Mary Jayne Crocker, dated October 1, 2017 (incorporated herein by reference to Exhibit 10.2 on Form S-1 filed on February 16, 2018)†

10.3

Employment Agreement by and among Bridgewater Bancshares, Inc., Bridgewater Bank and Jeffrey D. Shellberg, dated October 1, 2017 (incorporated herein by reference to Exhibit 10.3 on Form S-1 filed on February 16, 2018)†

10.4	Bridgewater Bank Deferred Cash Incentive Plan effective December 31, 2013 (incorporated herein by reference to Exhibit 10.4 filed on Form S-1 on February 16, 2018)†
10.5	Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (incorporated herein by reference to Exhibit 10.5 on Form S-1 filed on February 16, 2018)†
10.6

Form of Stock Option Agreement under the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (incorporated herein by reference to Exhibit 10.6 on Form S-1 filed on February 16, 2018)†

10.7	Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (incorporated herein by reference to Exhibit 10.7 on Form S-1 filed on February 16, 2018)†
10.8

Form of Stock Option Agreement under the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (incorporated herein by reference to Exhibit 10.8 on Form S-1 filed on February 16, 2018)†

10.9	Bridgewater Bancshares, Inc. 2005 Combined Incentive and Non-Statutory Stock Option Plan (incorporated herein by reference to Exhibit 10.9 filed on Form S-1 on February 16, 2018)†
10.10

Form of Incentive Stock Option Agreement under the Bridgewater Bancshares, Inc. 2005 Combined Incentive and Non-Statutory Stock Option Plan (incorporated herein by reference to Exhibit 10.10 on Form S-1 filed on February 16, 2018)†

10.11

Construction Contract, dated as of August 27, 2018, by and between Bridgewater Bank and Reuter Walton Commercial, LLC (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on August 30, 2018)

10.12

Exchange Agreement, dated as of October 25, 2018 by and between Bridgewater Bancshares, Inc. and Castle Creek Capital Partners V, LP (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on October 26, 2018)

10.13

Exchange Agreement, dated as of October 25, 2018 by and between Bridgewater Bancshares, Inc. and EJF Sidecar Fund, Series LLC – Series E (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on October 26, 2018)

10.14

Exchange Agreement, dated as of October 25, 2018 by and between Bridgewater Bancshares, Inc. and Endeavour Regional Bank Opportunities Fund II LP (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on October 26, 2018)

21.1	Subsidiaries of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 21.1 filed with the Form S-1 on February 16, 2018)
23.1	Consent of CliftonLarsonAllen LLP
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

________________ † Indicates a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: March 14, 2019	By:	/s/ Jerry Baack
	Name:	Jerry Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry Baack	Chairman, Chief Executive	March 14, 2019
Jerry Baack	Officer and President (Principal Executive Officer)

/s/ Joe Chybowski	Senior Vice President and	March 14, 2019
Joe Chybowski	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James S. Johnson	Director	March 14, 2019
James S. Johnson

/s/ David B. Juan	Director	March 14, 2019
David B. Juran

/s/ Douglas J. Parish	Director	March 14, 2019
Douglas J. Parish

/s/ Jeffrey D. Shellberg	Director	March 14, 2019
Jeffrey D. Shellberg

/s/ Thomas P. Trutna	Director	March 14, 2019
Thomas P. Trutna

/s/ Todd B. Urness	Director	March 14, 2019
Todd B. Urness

/s/ David J. Volk	Director	March 14, 2019
David J. Volk