Form 10-Q
period 2019-03-31
Bridgewater Bancshares Inc
filed 2019-05-09
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non‑accelerated filer	☒	Smaller reporting company	☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.01 Par Value	BWB	The Nasdaq Stock Market LLC

The number of shares of the Common Stock outstanding as of May 2, 2019 was 30,070,543.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$48,750	$28,444
Bank-Owned Certificates of Deposit	2,948	3,305
Securities Available for Sale, at Fair Value	250,285	253,378
Loans, Net of Allowance for Loan Losses of $20,607 at March 31, 2019 (unaudited) and $20,031 at December 31, 2018	1,698,231	1,640,385
Federal Home Loan Bank (FHLB) Stock, at Cost	7,324	7,614
Premises and Equipment, Net	15,697	13,074
Accrued Interest	7,058	6,589
Goodwill	2,626	2,626
Other Intangible Assets, Net	1,004	1,052
Other Assets	14,188	17,274
Total Assets	$2,048,111	$1,973,741

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$404,937	$369,203
Interest Bearing	1,238,729	1,191,731
Total Deposits	1,643,666	1,560,934
Federal Funds Purchased	—	18,000
Notes Payable	14,500	15,000
FHLB Advances	124,000	124,000
Subordinated Debentures, Net of Issuance Costs	24,656	24,630
Accrued Interest Payable	1,679	1,806
Other Liabilities	7,835	8,373
Total Liabilities	1,816,336	1,752,743

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value
Authorized 10,000,000; None Issued and Outstanding at March 31, 2019 (unaudited) and December 31, 2018	—	—
Common Stock- $0.01 par value
Common Stock - Authorized 75,000,000; Issued and Outstanding 30,097,674 at March 31, 2019 (unaudited) and 30,097,274 at December 31, 2018	301	301
Non-voting Common Stock- Authorized 10,000,000; Issued and Outstanding -0- at March 31, 2019 (unaudited) and December 31, 2018	—	—
Additional Paid-In Capital	126,209	126,031
Retained Earnings	103,252	96,234
Accumulated Other Comprehensive Income (Loss)	2,013	(1,568)
Total Shareholders' Equity	231,775	220,998
Total Liabilities and Equity	$2,048,111	$1,973,741

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018
INTEREST INCOME
Loans, Including Fees	$22,179	$17,048
Investment Securities	1,901	1,567
Other	187	95
Total Interest Income	24,267	18,710

INTEREST EXPENSE
Deposits	5,703	3,009
Notes Payable	121	152
FHLB Advances	775	299
Subordinated Debentures	377	369
Federal Funds Purchased	160	118
Total Interest Expense	7,136	3,947

NET INTEREST INCOME	17,131	14,763
Provision for Loan Losses	600	600

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,531	14,163

NONINTEREST INCOME
Customer Service Fees	191	170
Net Loss on Sales of Available for Sale Securities	(5)	—
Net Gain on Sales of Foreclosed Assets	—	4
Other Income	448	213
Total Noninterest Income	634	387

NONINTEREST EXPENSE
Salaries and Employee Benefits	4,802	4,318
Occupancy and Equipment	656	574
Other Expense	2,427	1,640
Total Noninterest Expense	7,885	6,532

INCOME BEFORE INCOME TAXES	9,280	8,018
Provision for Income Taxes	2,262	2,068
NET INCOME	$7,018	$5,950

EARNINGS PER SHARE
Basic	$0.23	$0.23
Diluted	0.23	0.23
Dividends Paid Per Share	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net Income	$7,018	$5,950
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	4,618	(4,147)
Unrealized Gains (Losses) on Cash Flow Hedge	(91)	119
Reclassification Adjustment for Losses Realized in Income	5	—
Income Tax Impact	(951)	899
Total Other Comprehensive Income (Loss), Net of Tax	3,581	(3,129)
Comprehensive Income	$10,599	$2,821

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2019 and 2018

(dollars in thousands, except share data)

(Unaudited)

							Accumulated
					Additional		Other
	Shares		Common Stock		Paid-‑In	Retained	Comprehensive
	Voting	Nonvoting	Voting	Nonvoting	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2017	20,834,001	3,845,860	$208	$38	$66,324	$69,508	$1,084	$137,162
Stock-based Compensation	—	—	—	—	199	—	—	199
Comprehensive Income (Loss)	—	—	—	—	—	5,950	(3,129)	2,821
Issuance of Common Stock, Net of Issuance Costs	5,379,513	—	54	—	58,803	—	—	58,857
Conversion of Non-voting Stock to Voting Stock	1,022,318	(1,022,318)	10	(10)	—	—	—	—
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act to Retained Earnings	—	—	—	—	—	(194)	194	—
BALANCE March 31, 2018	27,235,832	2,823,542	$272	$28	$125,326	$75,264	$(1,851)	$199,039

BALANCE December 31, 2018	30,097,274	—	$301	$—	$126,031	$96,234	$(1,568)	$220,998
Stock-based Compensation	—	—	—	—	175	—	—	175
Comprehensive Income	—	—	—	—	—	7,018	3,581	10,599
Stock Options Exercised	400	—	—	—	3	—	—	3
BALANCE March 31, 2019	30,097,674	—	$301	$—	$126,209	$103,252	$2,013	$231,775

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,018	$5,950
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	668	699
Net Loss on Sales of Securities Available for Sale	5	—
Provision for Loan Losses	600	600
Depreciation and Amortization of Premises and Equipment	210	184
Amortization of Other Intangible Assets	48	48
Amortization of Subordinated Debt Issuance Costs	26	25
Net Gain on Sale of Foreclosed Assets	—	(4)
Stock-based Compensation	175	199
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	1,574	(2,084)
Accrued Interest Payable and Other Liabilities	(665)	(1,103)
Net Cash Provided by Operating Activities	9,659	4,514

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-owned Certificates of Deposit	357	(731)
Proceeds from Sales of Securities Available for Sale	8,150	—
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	4,761	5,345
Purchases of Securities Available for Sale	(5,867)	(17,519)
Net Increase in Loans	(58,446)	(58,262)
Net (Increase) Decrease in FHLB Stock	290	(67)
Purchases of Premises and Equipment	(2,833)	(220)
Proceeds from Sales of Foreclosed Assets	—	297
Net Cash Used in Investing Activities	(53,588)	(71,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	82,732	13,686
Net Decrease in Federal Funds Purchased	(18,000)	(14,000)
Principal Payments on Notes Payable	(500)	(500)
Proceeds from FHLB Advances	—	5,000
Stock Options Exercised	3	—
Issuance of Common Stock	—	58,857
Net Cash Provided by Financing Activities	64,235	63,043

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,306	(3,600)
Cash and Cash Equivalents Beginning	28,444	23,725
Cash and Cash Equivalents Ending	$48,750	$20,125

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$7,237	$3,828
Cash Paid for Income Taxes	—	2,150
Loans Transferred to Foreclosed Assets	—	—

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

Bridgewater Risk Management was incorporated in 2016 as a wholly-owned insurance company subsidiary of the Company. It insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Bridgewater Risk Management pools resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10‑Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019.

Principles of Consolidation

These consolidated financial statements include the amounts of the Company, the Bank, with locations in Bloomington, Greenwood, Minneapolis (2), St. Louis Park, Orono, and St. Paul, Minnesota, BWB Holdings, LLC, Bridgewater Investment Management, Inc., and Bridgewater Risk Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term include the valuation of securities, determination of the allowance for loan losses, calculation of deferred tax assets, and fair value of financial instruments.

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on March 13, 2018; (2) the last day of the fiscal year in which the Company has $1.07 billion or more in annual revenues; (3) the date on which the Company is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); or (4) the date on which the Company has, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

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

Impact of Recently Issued Accounting Standards

The following accounting standard updates (“ASU”) have been issued by the Financial Accounting Standards Board (“FASB”) and may impact the Company’s consolidated financial statements in future reporting periods.

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”). ASU 2014‑09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015‑14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015‑14”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. The timing of the Company’s revenue recognition is not expected to materially change. The Company’s largest portions of revenue, interest and fees on loans, are specifically excluded from the scope of the guidance, and the Company currently recognizes the majority of the remaining revenue sources in a manner that management believes is consistent with the new guidance. Because of this, management believes that revenue recognized under the new guidance will generally approximate revenue recognized under current GAAP. These observations are subject to change as the evaluation is completed.

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

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (modified by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments Credit Losses.) The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU are effective for fiscal years and interim reporting periods beginning after December 15, 2021.

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

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. This ASU provides clarifications to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing essential information about leasing transactions. Specifically, this ASU (i) states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there isn’t a significant amount of time between acquisition of the asset and lease commencement, (ii) allows for the cash flows received for sales-type and direct financing leases to continue to be presented as results from investing, and (iii) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. The guidance is effective for fiscal years beginning after December 15, 2019 and interim reporting periods beginning after December 15, 2020. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Net Income Available to Common Shareholders	$7,018	$5,950
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	30,097,638	25,755,764
Stock Options	609,098	415,669
Weighted Average Common Stock Outstanding (Dilutive)	30,706,736	26,171,433

Basic Earnings per Common Share	$0.23	$0.23
Diluted Earnings per Common Share	0.23	0.23

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at March 31, 2019 and December 31, 2018:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$14,922	$5	$(5)	$14,922
Municipal Bonds	113,334	3,547	(269)	116,612
Mortgage-Backed Securities	47,505	210	(637)	47,078
Corporate Securities	26,152	187	(60)	26,279
SBA Securities	46,085	18	(709)	45,394
Total Securities Available for Sale	$247,998	$3,967	$(1,680)	$250,285

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$17,862	$54	$(19)	$17,897
Municipal Bonds	117,991	1,257	(1,115)	118,133
Mortgage-Backed Securities	48,816	52	(1,692)	47,176
Corporate Securities	21,170	72	(124)	21,118
SBA Securities	49,876	13	(835)	49,054
Total Securities Available for Sale	$255,715	$1,448	$(3,785)	$253,378

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2019
U.S. Treasury Securities	$9,970	$(5)	$—	$—	$9,970	$(5)
Municipal Bonds	695	—	16,730	(269)	17,425	(269)
Mortgage-Backed Securities	7	—	33,931	(637)	33,938	(637)
Corporate Securities	6,571	(28)	2,012	(32)	8,583	(60)
SBA Securities	11,812	(91)	28,939	(618)	40,751	(709)
Total Securities Available for Sale	$29,055	$(124)	$81,612	$(1,556)	$110,667	$(1,680)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2018
U.S. Treasury Securities	$14,866	$(19)	$—	$—	$14,866	$(19)
Municipal Bonds	15,405	(199)	34,172	(916)	49,577	(1,115)
Mortgage-Backed Securities	1,751	(21)	41,776	(1,671)	43,527	(1,692)
Corporate Securities	9,063	(74)	1,996	(50)	11,059	(124)
SBA Securities	28,186	(366)	15,878	(469)	44,064	(835)
Total Securities Available for Sale	$69,271	$(679)	$93,822	$(3,106)	$163,093	$(3,785)

At March 31, 2019, 130 debt securities had unrealized losses with aggregate depreciation of approximately 1.5% from the Company’s amortized cost basis. At December 31, 2018, 195 debt securities had unrealized losses with aggregate depreciation of approximately 2.3% from the Company’s amortized cost basis. These unrealized losses relate principally to changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold these debt securities for the foreseeable future, no declines were deemed to be other than temporary as of March 31, 2019.

The following is a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of March 31, 2019. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed and SBA securities because borrowers may have the right to call or prepay obligations without penalties.

March 31, 2019	Amortized Cost	Fair Value
Due in One Year or Less	$20,827	$20,861
Due After One Year Through Five Years	29,250	29,685
Due After Five Years Through 10 Years	88,451	90,690
Due After 10 Years	15,880	16,577
Subtotal	154,408	157,813
Mortgage-Backed Securities	47,505	47,078
SBA Securities	46,085	45,394
Totals	$247,998	$250,285

As of March 31, 2019 and December 31, 2018, the securities portfolio was unencumbered.

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Proceeds From Sales of Securities	$8,150	$—
Gross Gains on Sales	76	—
Gross Losses on Sales	(81)	—

Note 4: Loans

The following table presents the components of the loan portfolio at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Commercial	$284,807	$260,833
Construction and Land Development	178,782	210,041
Real Estate Mortgage:
1-4 Family Mortgage	233,131	226,773
Multifamily	417,975	407,934
CRE Owner Occupied	66,130	64,458
CRE Non-owner Occupied	538,998	490,632
Total Real Estate Mortgage Loans	1,256,234	1,189,797
Consumer and Other	3,806	4,260
Total Loans, Gross	1,723,629	1,664,931
Allowance for Loan Losses	(20,607)	(20,031)
Net Deferred Loan Fees	(4,791)	(4,515)
Total Loans, Net	$1,698,231	$1,640,385

The following table presents the activity in the allowance for loan losses, by segment, for the three months ended March 31, 2019 and 2018:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Three Months Ended March 31, 2019	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$2,898	$2,451	$2,597	$4,644	$808	$5,872	$65	$696	$20,031
Provision for Loan Losses	480	(354)	5	71	(18)	477	12	(73)	600
Loans Charged-off	(19)	—	—	—	—	—	(17)	—	(36)
Recoveries of Loans	2	—	9	—	—	—	1	—	12
Total Ending Allowance Balance	$3,361	$2,097	$2,611	$4,715	$790	$6,349	$61	$623	$20,607

Three Months Ended March 31, 2018
Allowance for Loan Losses:
Beginning Balance	$2,435	$1,892	$2,317	$3,170	$956	$5,087	$60	$585	$16,502
Provision for Loan Losses	(230)	(127)	91	306	(42)	320	1	281	600
Loans Charged-off	—	—	—	—	—	—	(12)	—	(12)
Recoveries of Loans	20	—	10	—	—	—	1	—	31
Total Ending Allowance Balance	$2,225	$1,765	$2,418	$3,476	$914	$5,407	$50	$866	$17,121

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of March 31, 2019 and December 31, 2018:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Allowance for Loan Losses at March 31, 2019	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Individually Evaluated for Impairment	$322	$—	$13	$—	$—	$—	$—	$—	$335
Collectively Evaluated for Impairment	3,039	2,097	2,598	4,715	790	6,349	61	623	20,272
Totals	$3,361	$2,097	$2,611	$4,715	$790	$6,349	$61	$623	$20,607

Allowance for Loan Losses at December 31, 2018
Individually Evaluated for Impairment	$8	$—	$17	$—	$22	$—	$—	$—	$47
Collectively Evaluated for Impairment	2,890	2,451	2,580	4,644	786	5,872	65	696	19,984
Totals	$2,898	$2,451	$2,597	$4,644	$808	$5,872	$65	$696	$20,031

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Loans at March 31, 2019	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Individually Evaluated for Impairment	$681	$192	$2,096	$—	$445	$—	$55	$3,469
Collectively Evaluated for Impairment	284,126	178,590	231,035	417,975	65,685	538,998	3,751	1,720,160
Totals	$284,807	$178,782	$233,131	$417,975	$66,130	$538,998	$3,806	$1,723,629

Loans at December 31, 2018
Individually Evaluated for Impairment	$8	$198	$1,676	$—	$365	$—	$58	$2,305
Collectively Evaluated for Impairment	260,825	209,843	225,097	407,934	64,093	490,632	4,202	1,662,626
Totals	$260,833	$210,041	$226,773	$407,934	$64,458	$490,632	$4,260	$1,664,931

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Construction and Land Development	$192	$801	$—	$198	$807	$—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	157	157	—	157	157	—
1st REM - 1-4 Family	—	—	—	253	253	—
1st REM - Rentals	1,634	1,634	—	957	957	—
CRE Owner Occupied	445	445	—	209	209	—
Consumer and Other	55	76	—	58	78	—
Totals	2,483	3,113	—	1,832	2,461	—

Loans With An Allowance for Loan Losses:
Commercial	681	681	322	8	8	8
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	305	331	13	309	336	17
CRE Owner Occupied	—	—	—	156	156	22
Totals	986	1,012	335	473	500	47
Grand Totals	$3,469	$4,125	$335	$2,305	$2,961	$47

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Average	Interest	Average	Interest
	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Construction and Land Development	$198	$—	$579	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	157	2	508	3
1st REM - 1-4 Family	—	—	124	—
1st REM - Rentals	1,637	9	1,113	13
CRE Owner Occupied	449	6	524	7
Consumer and Other	57	—	72	—
Totals	2,498	17	2,920	23

Loans With An Allowance for Loan Losses:
Commercial	688	9	14	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	308	—	—	—
LOCs and 2nd REM - Rentals	—	—	64	1
1st REM - Rentals	—	—	134	1
Multifamily	—	—	65	1
CRE Owner Occupied	—	—	159	2
Totals	996	9	436	5
Grand Totals	$3,494	$26	$3,356	$28

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

The following tables present the risk category of loans by loan segment as of March 31, 2019 and December 31, 2018, based on the most recent analysis performed by management:

	March 31, 2019
	Pass	Watch	Substandard	Total
Commercial	$284,126	$—	$681	$284,807
Construction and Land Development	178,358	232	192	178,782
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	29,994	138	—	30,132
1st REM - 1-4 Family	39,419	126	180	39,725
LOCs and 2nd REM - Rentals	14,256	500	462	15,218
1st REM - Rentals	144,757	1,845	1,454	148,056
Multifamily	417,975	—	—	417,975
CRE Owner Occupied	63,821	—	2,309	66,130
CRE Non-owner Occupied	535,835	3,163	—	538,998
Consumer and Other	3,751	—	55	3,806
Totals	$1,712,292	$6,004	$5,333	$1,723,629

	December 31, 2018
	Pass	Watch	Substandard	Total
Commercial	$260,225	$600	$8	$260,833
Construction and Land Development	207,174	2,669	198	210,041
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,669	587	—	31,256
1st REM - 1-4 Family	37,526	126	253	37,905
LOCs and 2nd REM - Rentals	11,341	628	474	12,443
1st REM - Rentals	142,357	1,854	958	145,169
Multifamily	407,934	—	—	407,934
CRE Owner Occupied	62,223	—	2,235	64,458
CRE Non-owner Occupied	487,438	3,194	—	490,632
Consumer and Other	4,202	—	58	4,260
Totals	$1,651,089	$9,658	$4,184	$1,664,931

The following tables present the aging of the recorded investment in past due loans by loan segment as of March 31, 2019 and December 31, 2018:

	Accruing Interest
		30-89 Days	90 Days or
March 31, 2019	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$284,668	$131	$—	$8	$284,807
Construction and Land Development	178,590	—	—	192	178,782
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	29,827	—	—	305	30,132
1st REM - 1-4 Family	38,728	—	—	997	39,725
LOCs and 2nd REM - Rentals	15,218	—	—	—	15,218
1st REM - Rentals	148,056	—	—	—	148,056
Multifamily	417,975	—	—	—	417,975
CRE Owner Occupied	65,887	243	—	—	66,130
CRE Non-owner Occupied	538,998	—	—	—	538,998
Consumer and Other	3,738	13	—	55	3,806
Totals	$1,721,685	$387	$—	$1,557	$1,723,629

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2018	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$260,813	$12	$—	$8	$260,833
Construction and Land Development	209,843	—	—	198	210,041
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,939	—	—	317	31,256
1st REM - 1-4 Family	37,705	200	—	—	37,905
LOCs and 2nd REM - Rentals	12,443	—	—	—	12,443
1st REM - Rentals	145,169	—	—	—	145,169
Multifamily	407,934	—	—	—	407,934
CRE Owner Occupied	64,360	98	—	—	64,458
CRE Non-owner Occupied	490,632	—	—	—	490,632
Consumer and Other	4,201	1	—	58	4,260
Totals	$1,664,039	$311	$—	$581	$1,664,931

At March 31, 2019, there were four loans classified as troubled debt restructurings with a current outstanding balance of $531. In comparison, at December 31, 2018, there were three loans classified as troubled debt restructurings with an outstanding balance of $437. There was one new loan classified as a troubled debt restructuring during the three month period ended March 31, 2019 and no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the three months ended March 31, 2019.

Note 5: Deposits

The following table presents the composition of deposits at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Transaction Deposits	$585,396	$548,770
Savings and Money Market Deposits	434,186	402,639
Time Deposits	346,163	318,356
Brokered Deposits	277,921	291,169
Totals	$1,643,666	$1,560,934

Note 6: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents the Company’s investments in qualified affordable housing projects and other tax credit investments at March 31, 2019 and December 31, 2018:

		March 31, 2019		December 31, 2018
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$2,364	$—	$2,436	$—
Federal Historic Tax Credit (FHTC)	Equity	1,917	3,169	1,814	3,226
Total		$4,281	$3,169	$4,250	$3,226

(1)	All commitments are expected to be paid by the Company by December 31, 2019.

The following table presents the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments for the three months ended March 31, 2019 and 2018:

	Amortization	Tax Benefit
	Expense (1)	Recognized (2)
Period Ended March 31, 2019
LIHTC	$72	$(83)
FHTC	177	(214)
Total	$249	$(297)
Period Ended March 31, 2018
LIHTC	$94	$(99)
FHTC	—	—
Total	$94	$(99)

(1)	The amortization expense for the LIHTC investments are included in income tax expense. The amortization for the FHTC tax credits are included in noninterest expense.
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

The following commitments were outstanding at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Unfunded Commitments Under Lines of Credit	$404,674	$395,032
Letters of Credit	72,985	81,053
Totals	$477,659	$476,085

The Company had outstanding letters of credit with the FHLB in the amount of $101,612 and $129,152 at March 31, 2019 and December 31, 2018, respectively, on behalf of customers and to secure public deposits.

On August 27, 2018, the Bank and Reuter Walton Commercial, LLC (the “Contractor”) entered into a Standard Form of Agreement Between Owner and Contractor and the corresponding General Conditions of the Contract for Construction (collectively, the “Construction Contract”). Under the Construction Contract, the Contractor will construct the core and shell of a new headquarters building for the Bank in St. Louis Park, Minnesota, and the Bank will pay the Contractor a contract price consisting of the cost of work plus a fee equal to 3.75% of the cost of work, subject to a guaranteed maximum price of $23,000, with anticipated construction completed in 2020. As of March 31, 2019, $2,857 has been paid under this Construction Contract.

Legal Contingencies

Neither the Company nor any of its subsidiaries is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Bank’s business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

Note 8: Stock Options

In 2017, the Company approved the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, and employees for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the Plan. The exercise price of each option equals the estimated market value of the Company’s stock on the date of grant and an option’s maximum term is ten years. All outstanding options have been granted with a vesting period of five years. As of March 31, 2019 and December 31, 2018, there were 530,000 and 540,000, respectively, unissued shares of the Company’s common stock authorized for option grants under the 2017 Plan.

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

The Company used the S&P 600 CM Bank Index as its historical volatility index. The S&P 600 CM Bank Index is an index of publicly traded small capitalization, regional, commercial banks located throughout the United States. There were 44 banks in the index ranging in market capitalization from $470.0 million up to $4.5 billion.

The weighted average assumptions used in the model for valuing stock option grants for the three months ended March 31, 2019, are as follows:

	March 31,
	2019
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	20.92%
Risk-Free Interest Rate	2.67%

The following table presents a summary of the status of the Company’s stock option plans for the three months ended March 31, 2019:

	March 31, 2019
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,807,100	$6.24
Granted	10,000	11.15
Exercised	(400)	7.47
Forfeitures	(1,600)	7.47
Outstanding at Period End	1,815,100	$6.26

Options Exercisable at Period End	834,700	$4.03

For the three months ended March 31, 2019 and 2018, the Company recognized compensation expense for stock options of $175 and $199, respectively.

The following table presents information pertaining to options outstanding at March 31, 2019:

	Options Outstanding				Options Exercisable
	Number	Remaining			Number
Exercise Price	Outstanding	Contractual Life		Exercise Price	Outstanding
$1.65	7,500	2.6	Years	$1.65	7,500
2.13	90,000	4.0	Years	2.13	90,000
3.00	490,000	4.8	Years	3.00	490,000
3.58	50,000	5.8	Years	3.58	40,000
7.47	1,037,600	8.5	Years	7.47	207,200
13.22	25,000	9.1	Years	13.22	—
12.86	45,000	9.4	Years	12.86	—
12.94	35,000	9.5	Years	12.94	—
11.59	25,000	9.6	Years	11.59	—
11.15	10,000	9.9	Years	11.15	—
Totals	1,815,100	7.2	Years	$6.26	$834,700

As of March 31, 2019, there was $2,515 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2017 Plan that is expected to be recognized over a period of five years.

The following is an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the three months ended March 31, 2019:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2018	1,086,000	$2.78
Granted	10,000	3.30
Vested	(114,000)	1.57
Forfeited	(1,600)	2.80
Nonvested Options at March 31, 2019	980,400	$2.93

Note 9: Regulatory Capital

Effective January 1, 2015, the capital requirements of the Company and the Bank were changed to implement the regulatory requirements of the Basel III capital reforms. The Basel III requirements, among other things, (i) apply a strengthened set of capital requirements to the Company and Bank, including requirements related to common equity as a component of core capital, (ii) implement a “capital conservation buffer” against risk and higher minimum tier 1 capital requirement, and (iii) revise the rules for calculating risk-weighted assets for purposes of such requirements. The rules made corresponding revisions to the prompt corrective action framework and include the new capital ratios and buffer requirements which were phased in incrementally, with full implementation on January 1, 2019. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve qualitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below and defined in the regulations) of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets, Common Equity Tier 1 Capital to Risk Weighted Assets, and Tier 1 Capital to Average Assets.

The following tables present the Company and the Bank’s capital amounts and ratios as of March 31, 2019 and December 31, 2018:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$271,755	14.58%	$149,076	8.00%	$195,663	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	226,132	12.14	111,807	6.00	158,394	8.50	N/A	N/A
Common Equity Tier 1 Capital	226,132	12.14	83,855	4.50	130,442	7.00	N/A	N/A
Tier 1 Leverage Ratio	226,132	11.26	80,344	4.00	80,344	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$238,889	12.83%	$149,002	8.00%	$195,564	10.50%	$186,252	10.00%
Tier 1 Risk-Based Capital	217,922	11.70	111,751	6.00	158,314	8.50	149,002	8.00
Common Equity Tier 1 Capital	217,922	11.70	83,813	4.50	130,376	7.00	121,064	6.50
Tier 1 Leverage Ratio	217,922	10.88	80,088	4.00	80,088	4.00	100,110	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$263,909	14.55%	$145,111	8.00%	$179,121	9.875%	N/A	N/A
Tier 1 Risk-Based Capital	218,888	12.07	108,833	6.00	142,844	7.875	N/A	N/A
Common Equity Tier 1 Capital	218,888	12.07	81,625	4.50	115,635	6.375	N/A	N/A
Tier 1 Leverage Ratio	218,888	11.23	77,971	4.00	77,971	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$230,865	12.76%	$144,776	8.00%	$178,707	9.875%	$180,970	10.00%
Tier 1 Risk-Based Capital	210,474	11.63	108,582	6.00	142,514	7.875	144,776	8.00
Common Equity Tier 1 Capital	210,474	11.63	81,436	4.50	115,368	6.375	117,630	6.50
Tier 1 Leverage Ratio	210,474	10.82	77,795	4.00	77,795	4.00	97,244	5.00

The Company and the Bank must maintain a capital conservation buffer as defined by Basel III regulatory capital guidelines, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2018 was 1.875%.

Note 10: Stock Repurchase Program

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

Any repurchases are subject to compliance with applicable laws and regulations. Repurchases will be conducted in consideration of general market and economic conditions, regulatory requirements, availability of funds, and other relevant consideration, as determined by the Company. The stock repurchase program may be modified, suspended or discontinued at any time at the discretion of the Company’s Board of Directors. No shares were purchased under the program during the three months ended March 31, 2019.

Note 11: Fair Value Measurement

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Securities Available for Sale:
U.S. Treasury Securities	$14,922	$—	$—	$14,922
Municipal Bonds	—	116,612	—	116,612
Mortgage-Backed Securities	—	47,078	—	47,078
Corporate Securities	—	26,279	—	26,279
SBA Securities	—	45,394	—	45,394
Interest Rate Swap	—	261	—	261
Totals	$14,922	$235,624	$—	$250,546

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Securities Available for Sale:
U.S. Treasury Securities	$17,897	$—	$—	$17,897
Municipal Bonds	—	118,133	—	118,133
Mortgage-Backed Securities	—	47,176	—	47,176
Corporate Securities	—	21,118	—	21,118
SBA Securities	—	49,054	—	49,054
Interest Rate Swap	—	352	—	352
Totals	$17,897	$235,833	$—	$253,730

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$652	$—	$335
Totals	$—	$652	$—	$335

	December 31, 2018
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$426	$—	$396
Totals	$—	$426	$—	$396

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

The following tables present the carrying amount and estimated fair values of financial instruments at March 31, 2019 and December 31, 2018:

	March 31, 2019
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$48,750	$48,750	$—	$—	$48,750
Bank-Owned Certificates of Deposit	2,948	—	2,954	—	2,954
Securities Available for Sale	250,285	14,922	235,363	—	250,285
FHLB Stock, at Cost	7,324	—	7,324	—	7,324
Loans, Net	1,698,231	—	1,691,265	—	1,691,265
Accrued Interest Receivable	7,058	—	7,058	—	7,058
Interest Rate Swap	261	—	261	—	261

Financial Liabilities:
Deposits	$1,643,666	$—	$1,646,677	$—	$1,646,677
Federal Funds Purchased	—	—	—	—	—
Notes Payable	14,500	—	14,587	—	14,587
FHLB Advances	124,000	—	126,036	—	126,036
Subordinated Debentures	24,656	—	25,453	—	25,453
Accrued Interest Payable	1,679	—	1,679	—	1,679

	December 31, 2018
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$28,444	$28,444	$—	$—	$28,444
Bank-Owned Certificates of Deposit	3,305	—	3,292	—	3,292
Securities Available for Sale	253,378	17,897	235,481	—	253,378
FHLB Stock, at Cost	7,614	—	7,614	—	7,614
Loans, Net	1,640,385	—	1,634,196	—	1,634,196
Accrued Interest Receivable	6,589	—	6,589	—	6,589
Interest Rate Swap	352	—	352	—	352

Financial Liabilities:
Deposits	$1,560,934	$—	$1,560,488	$—	$1,560,488
Federal Funds Purchased	18,000	—	18,000	—	18,000
Notes Payable	15,000	—	15,551	—	15,551
FHLB Advances	124,000	—	124,952	—	124,952
Subordinated Debentures	24,630	—	25,365	—	25,365
Accrued Interest Payable	1,806	—	1,806	—	1,806

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

Off-balance-sheet instruments – Fair values of the Company’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and was not material at March 31, 2019 and December 31, 2018.

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

Note 12: Subsequent Events

On April 23, 2019, the Company’s shareholders approved the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 Plan”). Under the 2019 Plan, the Company may issue various types of equity awards including, but not limited to, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and stock-based awards, as well as cash-based awards to its directors, officers, and employees for up to 1,000,000 shares of common stock. There are currently no awards outstanding under the 2019 Plan.

On April 23, 2019, the Company’s shareholders approved the second amendment and restatement of the Company’s Articles of Incorporation to cancel the entire class of non-voting common stock, $0.01 par value per share.  The Second Amended and Restated Articles of Incorporation became effective on April 24, 2019 upon filing with the Minnesota Secretary of State.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three months ended March 31, 2019. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018,  filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019.

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
•

any other risks described in the “Risk Factors” section of this report and in the Company’s Annual Report on Form 10-K as of December 31, 2018, filed with the SEC on March 14, 2019, as well as those set forth in other reports filed by the Company with the SEC.

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

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 of the notes to the consolidated financial statements included as a part of the Company’s Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect the reported results and financial position for the current period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the future financial condition and results of operations of the Company.

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

Operating Results Overview

The following table summarizes certain key financial results for the periods indicated:

	As of and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
Per Common Share Data (1)
Basic Earnings Per Share	$0.23	$0.26	$0.22	$0.22	$0.23
Diluted Earnings Per Share	0.23	0.25	0.21	0.22	0.23
Book Value Per Share	7.70	7.34	7.01	6.85	6.62
Tangible Book Value Per Share (2)	7.58	7.22	6.89	6.73	6.49
Basic Weighted Average Shares Outstanding	30,097,638	30,072,003	30,059,374	30,059,374	25,755,764
Diluted Weighted Average Shares Outstanding	30,706,736	30,506,824	30,489,648	30,486,801	26,171,433
Shares Outstanding at Period End	30,097,674	30,097,274	30,059,374	30,059,374	30,059,374

Selected Performance Ratios
Return on Average Assets (Annualized)	1.42%	1.58%	1.41%	1.58%	1.48%
Return on Average Common Equity (Annualized)	12.60	14.30	12.28	13.39	16.16
Return on Average Tangible Common Equity (Annualized) (2)	12.81	14.55	12.51	13.64	16.59
Yield on Interest Earning Assets	4.99	4.96	4.92	4.88	4.76
Yield on Total Loans, Gross	5.27	5.27	5.25	5.29	5.11
Cost of Interest Bearing Liabilities	2.06	1.92	1.73	1.52	1.37
Cost of Total Deposits	1.46	1.32	1.19	1.03	0.92
Net Interest Margin (3)	3.54	3.62	3.71	3.82	3.77
Efficiency Ratio (2)	44.1	60.0	42.7	39.0	42.8
Adjusted Efficiency Ratio (4)	43.1	42.1	42.7	39.0	42.8
Noninterest Expense to Average Assets (Annualized)	1.59	2.25	1.64	1.51	1.61
Adjusted Noninterest Expense to Average Assets (Annualized) (4)	1.55	1.58	1.64	1.51	1.61
Loan to Deposit Ratio	104.9	106.7	108.2	103.4	103.9
Core Deposits to Total Deposits	75.8	74.2	76.6	76.4	74.5
Tangible Common Equity to Tangible Assets (2)	11.16	11.03	11.01	11.56	11.64

(1)

Includes shares of common stock and non-voting common stock. On October 25, 2018, the Company exchanged shares of common stock for all of the outstanding shares of non-voting common stock. Following the exchange, no shares of non-voting common stock were outstanding.

(2)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(4)	Ratio excludes the amortization of tax credit investments and represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2019	2018	2018	2018	2018
Selected Balance Sheet Data
Total Assets	$2,048,111	$1,973,741	$1,885,793	$1,752,918	$1,681,597
Total Loans, Gross	1,723,629	1,664,931	1,599,964	1,463,320	1,405,420
Allowance for Loan Losses	20,607	20,031	18,949	17,666	17,121
Goodwill and Other Intangibles	3,630	3,678	3,726	3,773	3,821

Deposits	1,643,666	1,560,934	1,479,088	1,414,691	1,353,036
Tangible Common Equity (1)	228,145	217,320	207,126	202,154	195,218
Total Shareholders' Equity	231,775	220,998	210,852	205,927	199,039
Average Total Assets - Quarter-to-Date	2,011,174	1,948,909	1,816,485	1,715,335	1,625,749
Average Common Equity - Quarter-to-Date	225,844	215,254	208,773	202,101	149,318

(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2019	2018	2018	2018	2018
Selected Income Statement Data
Interest Income	$24,267	$23,988	$22,136	$20,392	$18,710
Interest Expense	7,136	6,546	5,502	4,493	3,947
Net Interest Income	17,131	17,442	16,634	15,899	14,763
Provision for Loan Losses	600	800	1,275	900	600
Net Interest Income after Provision for Loan Losses	16,531	16,642	15,359	14,999	14,163
Noninterest Income	634	857	814	485	387
Noninterest Expense	7,885	11,040	7,526	6,464	6,532
Income Before Income Taxes	9,280	6,459	8,647	9,020	8,018
Provision (Benefit) for Income Taxes	2,262	(1,302)	2,184	2,274	2,068
Net Income	$7,018	$7,761	$6,463	$6,746	$5,950

Discussion and Analysis of Results of Operations

Net Income

Net income was $7.0 million for the first quarter of 2019, an 18.0% increase over net income of $6.0 million for the first quarter of 2018. Net income per diluted common share for the first quarter of 2019 was $0.23, which was equal to the first quarter of 2018, due to the impact of the issuance of shares in connection with the Company’s initial public offering in March of 2018.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the levels of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate. Management’s ability to respond to changes in interest rates by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Company’s primary source of earnings.

Average Balances and Yields

The following table shows, for the three  months ended March 31, 2019 and 2018, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	March 31, 2019			March 31, 2018
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$27,945	$87	1.27%	$21,693	$49	0.92%
Investment Securities:
Taxable Investment Securities	138,397	973	2.85	119,218	633	2.15
Tax-Exempt Investment Securities (1)	110,463	1,173	4.31	114,828	1,183	4.18
Total Investment Securities	248,860	2,146	3.50	234,046	1,816	3.15
Loans (2)	1,707,908	22,179	5.27	1,353,031	17,048	5.11
Federal Home Loan Bank Stock	7,911	100	5.12	5,393	45	3.38
Total Interest Earning Assets	1,992,624	24,512	4.99%	1,614,163	18,958	4.76%
Noninterest Earning Assets	18,550			11,586
Total Assets	$2,011,174			$1,625,749
Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	181,033	232	0.52%	168,509	113	0.27%
Savings and Money Market Deposits	414,811	1,766	1.73	354,009	756	0.87
Time Deposits	329,511	1,880	2.31	298,333	1,223	1.66
Brokered Deposits	292,067	1,825	2.53	211,058	917	1.76
Federal Funds Purchased	24,956	160	2.59	28,511	118	1.68
Notes Payable	14,500	121	3.38	16,500	152	3.74
FHLB Advances	124,000	775	2.54	68,278	299	1.78
Subordinated Debentures	24,647	377	6.20	24,544	369	6.10
Total Interest Bearing Liabilities	1,405,525	7,136	2.06%	1,169,742	3,947	1.37%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	369,912			295,587
Other Noninterest Bearing Liabilities	9,893			11,102
Total Noninterest Bearing Liabilities	379,805			306,689
Shareholders' Equity	225,844			149,318
Total Liabilities and Shareholders' Equity	$2,011,174			$1,625,749
Net Interest Income / Interest Rate Spread		17,376	2.93%		15,011	3.39%
Net Interest Margin (3)			3.54%			3.77%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(245)			(248)
Net Interest Income		$17,131			$14,763

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)

Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

(4)

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following tables show the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percentage changes in average volume and average rate as they compare to each other. The following table presents the changes in the volume and rate of interest bearing assets and liabilities for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

	Three Months Ended March 31, 2019
	Compared with
	Three Months Ended March 31, 2018
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$14	$24	$38
Investment Securities:
Taxable Investment Securities	102	238	340
Tax-Exempt Investment Securities	(45)	35	(10)
Total Securities	57	273	330
Loans	4,471	660	5,131
Federal Home Loan Bank Stock	21	34	55
Total Interest Earning Assets	$4,563	$991	$5,554

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$8	$111	$119
Savings and Money Market Deposits	130	880	1,010
Time Deposits	128	530	658
Brokered Deposits	352	556	908
Federal Funds Purchased	(15)	56	41
Notes Payable	(18)	(13)	(31)
FHLB Advances	244	232	476
Subordinated Debentures	2	6	8
Total Interest Bearing Liabilities	831	2,358	3,189
Net Interest Income	$3,732	$(1,367)	$2,365

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Net interest income was $17.1 million for the first quarter of 2019, an increase of $2.4 million, or 16.0%, compared to $14.8 million for the first quarter of 2018. The increase in net interest income was largely attributable to growth in average interest earning assets, particularly strong organic growth in the loan portfolio.

Net interest margin (on a fully tax-equivalent basis) for the first quarter of 2019 was 3.54%, compared to 3.77% for the first quarter of 2018, a decrease of 23 basis points. While net interest margin has benefitted from the repricing of variable-rate loans and the origination of new loans at higher rates, it has compressed due to decreased loan fees recognized and increased rates on deposits and borrowings.

Average interest earning assets for the first quarter of 2019 increased $378.5 million, or 23.4%, to $1.99 billion from $1.61 billion for the first quarter of 2018. This increase in average interest earning assets was primarily due to continued organic growth in the loan portfolio. Average interest bearing liabilities increased $235.8 million, or 20.2%, to

$1.41 billion for the first quarter of 2019, from $1.17 billion for the first quarter of 2018. The increase in average interest bearing liabilities was due to an increase in interest bearing deposits, brokered deposits, and FHLB advances.

Average interest earning assets produced a tax-equivalent yield of 4.99% for the first quarter of 2019, compared to 4.76% for the first quarter of 2018. The average rate paid on interest bearing liabilities was 2.06% for the first quarter of 2019, compared to 1.37% for the first quarter of 2018.

Interest Income. Total interest income on a tax-equivalent basis was $24.5 million for the first quarter of 2019, compared to $19.0 million for the first quarter of 2018. The $5.6 million, or 29.3%, increase in total interest income on a tax-equivalent basis was primarily due to organic growth in the loan portfolio.

Interest income on the investment securities portfolio on a fully-tax equivalent basis increased $330,000, or 18.2%, during the first quarter of 2019, compared to the first quarter of 2018 due to a $14.8 million, or 6.3%, increase in average balances between the periods, as well as a 35 basis point increase in the aggregate portfolio yield.

Interest income on loans for the first quarter of 2019 was $22.2 million, compared to $17.0 million for the first quarter of 2018. The $5.1 million, or 30.1%, increase was due to a 26.2% increase in the average balance of loans outstanding and a 16 basis point increase in the average yield on loans. The increase in the average balance of loans outstanding was due to organic loan growth. The increase in yield on the loan portfolio resulted primarily from repricing of variable-rate loans and new loan production at yields accretive to the existing portfolio yield, and was partially offset by a decrease in loan fee income. While deferred loan fees are regularly amortized into income, fluctuations in the level of loan fees recognized can vary based on prepayments and other factors.

A summary of interest and fees recognized on loans for the dates indicated is as follows:

	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Interest	5.07%	4.98%	4.87%	4.80%	4.74%
Fees	0.20	0.29	0.38	0.49	0.37
Yield on Loans	5.27%	5.27%	5.25%	5.29%	5.11%

Interest Expense. Interest expense on interest bearing liabilities increased $3.2 million, or 80.8%, to $7.1 million for the first quarter of 2019, compared to $3.9 million for the first quarter of 2018, due to increases in interest rates and average balances of both deposits and borrowings.

Interest expense on deposits increased to $5.7 million for the first quarter of 2019, compared to $3.0 million for the first quarter of 2018. The $2.7 million, or 89.5%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 18.0% combined with a 54 basis point increase in the average rate paid. The increase in the average balance of deposits resulted primarily from increases in savings and money market deposits, time deposits, and brokered deposits. The increase in the average rate paid was primarily due to the impact of higher market interest rates demanded on deposits in the local and wholesale markets.

Interest expense on borrowings increased $495,000 to $1.4 million for the first quarter of 2019, compared to $938,000 for the first quarter of 2018. This increase was primarily due to increased rates and average balances of federal funds purchased and FHLB advances, offset in part by a reduction in interest expense on notes payable as a result of a decreased principal balance.

Provision for Loan Losses

The provision for loan losses was $600,000 for the first quarter of 2019 and 2018. Although there has been significant growth in the loan portfolio, the provision remained the same due to continued strength in credit quality of the loan portfolio. The allowance for loan losses to total gross loans ratio was 1.20% and 1.22% as of March 31, 2019 and 2018, respectively.

A reconciliation of the Company’s allowance for loan losses for the three month periods ended March 31, 2019 and 2018 is as follows:

	Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2019	2018
Balance at Beginning of Period	$20,031	$16,502
Provision for Loan Losses	600	600
Charge-offs	(36)	(12)
Recoveries	12	31
Balance at End of Period	$20,607	$17,121

Noninterest Income

Noninterest income was $634,000 and $387,000 for the first quarter of 2019 and 2018, respectively, an increase of $247,000. The increase in the period was primarily due to increased customer service fees related to deposit accounts due to an overall increase in the number of deposit clients, as well as increased letter of credit fees. The following table presents the major components of noninterest income for the three months ended March 31, 2019, compared to the three months ended March 31, 2018:

	Three Months Ended
	March 31,	March 31,	Increase/	%
(dollars in thousands)	2019	2018	(Decrease)	Change
Noninterest Income:
Customer Service Fees	$191	$170	$21	12.4%
Net Gain (Loss) on Sales of Securities	(5)	—	(5)	—
Net Gain (Loss) on Sales of Foreclosed Assets	—	4	(4)	(100.0)
Letter of Credit Fees	246	70	176	251.4
Debit Card Interchange Fees	88	92	(4)	(4.3)
Other Income	114	51	63	123.5
Totals	$634	$387	$247	63.8

Noninterest Expense

Noninterest expense was $7.9 million for the first quarter of 2019, an increase of $1.4 million, or 20.7%, from $6.5 million for the first quarter of 2018. The increase was primarily driven by a $484,000 increase in salaries and employee benefits as a result of merit increases and increased staff. The increase was also attributed to investments in technology, marketing, and other operating costs to meet the needs of the Company’s growth. The Company expects future increases in noninterest expense as the Company continues investing in infrastructure to support balance sheet growth. Management remains focused on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls.

Full-time equivalent employees increased from 118 at the end of the first quarter of 2018 to 143 at the end of the first quarter of 2019. The increase includes strategic hires, particularly in deposit gathering roles, as the Company continues to capitalize on M&A disruption in its market.

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

Despite the increase in overhead, the Company experienced only a marginal increase in the efficiency ratio. The efficiency ratio was 44.1% for the first quarter of 2019, compared to 42.8% for the first quarter of 2018. While the recognition of the tax credits increases operating expenses, and concurrently the efficiency ratio, it directly reduces income tax expense and the effective tax rate. The adjusted efficiency ratio, which excludes the impact of the amortization of tax credit investments, remained generally consistent at 43.1% for the first quarter of 2019, compared to 42.8% for the first quarter of 2018.

The following table presents the major components of noninterest expense for the three months ended March 31, 2019, compared to the three months ended March 31, 2018:

	Three Months Ended
	March 31,	March 31,	Increase/	%
(dollars in thousands)	2019	2018	(Decrease)	Change
Noninterest Expense:
Salaries and Employee Benefits	$4,802	$4,318	$484	11.2%
Occupancy and Equipment	656	574	82	14.3
FDIC Insurance Assessment	285	270	15	5.6
Data Processing	153	32	121	378.1
Professional and Consulting Fees	388	301	87	28.9
Information Technology and Telecommunications	236	183	53	29.0
Marketing and Advertising	465	284	181	63.7
Intangible Asset Amortization	48	48	—	—
Amortization of Tax Credit Investments	177	—	177	—
Other Expense	675	522	153	29.3
Totals	$7,885	$6,532	$1,353	20.7

Income Tax Expense

The provision for income taxes includes both federal and state taxes. Fluctuations in effective tax rates reflect the differences in the inclusion or deductibility of certain income and expenses for income tax purposes and the recognition of tax credits. The Company’s future effective income tax rate will fluctuate based on the mix of taxable and tax-free investments and loans, the recognition and availability of tax credit investments, and overall taxable income.

Income tax expense was $2.3 million for the first quarter of 2019, compared to $2.1 million for the first quarter of 2018. The effective combined federal and state income tax rate for the first quarter of 2019 was 24.4%, compared to 25.8% for the first quarter of 2018.

Financial Condition

Assets

Total assets at March 31, 2019 were $2.05 billion, an increase of $74.3 million, or 3.8%, over total assets of $1.97 billion at December 31, 2018, and an increase of $366.5 million, or 21.8%, over total assets of $1.68 billion at March 31, 2018.

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

Securities available for sale were $250.3 million at March 31, 2019, compared to $253.4 million at December 31, 2018, a decrease of $3.1 million or 1.2%. At March 31, 2019, municipal securities represented 46.6% of the investment securities portfolio, government agency mortgage-backed securities represented 18.3% of the portfolio, SBA securities represented 18.1% of the portfolio, corporate securities represented 10.5% of the portfolio, U.S. treasury securities represented 6.0% of the portfolio, and other mortgage-backed securities represented 0.5% of the portfolio. The following table presents the amortized cost and fair value of securities available for sale, by type, at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury Securities	$14,922	$14,922	$17,862	$17,897
SBA Securities	46,085	45,394	49,876	49,054
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	6,261	6,187	6,357	6,137
Issued by FNMA and FHLMC	255	255	314	314
Other Residential Mortgage-Backed Securities	24,258	24,073	25,252	24,539
Commercial Mortgage-Backed Securities	15,381	15,213	15,443	14,736
All Other Commercial MBS	1,350	1,350	1,450	1,450
Total MBS	47,505	47,078	48,816	47,176
Municipal Securities	113,334	116,612	117,991	118,133
Corporate Securities	26,152	26,279	21,170	21,118
Total	$247,998	$250,285	$255,715	$253,378

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

Total gross loans increased $58.7 million, or 3.5%, to $1.72 billion at March 31, 2019, compared to $1.66 billion at December 31, 2018, and increased $318.2 million, or 22.6%, from $1.41 billion at March 31, 2018. The commercial, multifamily, and commercial real estate (“CRE”) nonowner occupied categories contributed most significantly to the $58.7 million growth in the three months ended March 31, 2019. As of March 31, 2019, commercial loans increased $24.0 million, or 9.2%, multifamily loans increased $10.0 million, or 2.5%, and nonowner occupied CRE loans increased $48.4 million, or 9.9%, when compared to December 31, 2018. Collectively, the Company’s annualized loan growth for the three months ended March 31, 2019 was 14.1%. During the quarter, the Company did control loan growth by increasing participations sold to other financial institutions by $27.4 million, bringing total participations sold to $183.1 million at March 31, 2019.

The following table details the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Commercial	$284,807	16.5%	$260,833	15.7%	$235,502	14.7%	$204,072	14.0%	$199,262	14.2%
Construction and Land Development	178,782	10.4	210,041	12.6	187,919	11.8	164,492	11.2	147,842	10.5
Real Estate Mortgage:
1 - 4 Family Mortgage	233,131	13.5	226,773	13.6	224,124	14.0	213,265	14.6	200,573	14.3
Multifamily	417,975	24.3	407,934	24.5	389,511	24.3	340,888	23.3	332,770	23.7
CRE Owner Occupied	66,130	3.8	64,458	3.9	65,905	4.1	65,891	4.5	67,512	4.8
CRE Nonowner Occupied	538,998	31.3	490,632	29.5	492,499	30.8	470,437	32.1	453,498	32.2
Total Real Estate Mortgage Loans	1,256,234	72.9	1,189,797	71.5	1,172,039	73.2	1,090,481	74.5	1,054,353	75.0
Consumer and Other	3,806	0.2	4,260	0.2	4,504	0.3	4,275	0.3	3,963	0.3
Total Loans, Gross	1,723,629	100.0%	1,664,931	100.0%	1,599,964	100.0%	1,463,320	100.0%	1,405,420	100.0%
Allowance for Loan Losses	(20,607)		(20,031)		(18,949)		(17,666)		(17,121)
Net Deferred Loan Fees	(4,791)		(4,515)		(4,308)		(4,058)		(4,130)
Total Loans, Net	$1,698,231		$1,640,385		$1,576,707		$1,441,596		$1,384,169

The Company’s primary focus has been on real estate mortgage lending, which constituted 72.9% of the portfolio as of March 31, 2019. The composition of the portfolio remained consistent with prior periods and although the Company expects continued growth, it does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of March 31, 2019, CRE loans totaled $1.14 billion, consisting of $539.0 million of loans secured by nonowner occupied CRE, $418.0 million of loans secured by multifamily residential properties and $178.8 million of construction and land development loans. CRE loans represented 65.9% of the total gross loan portfolio and 475.4% of the Bank’s total risk-based capital at March 31, 2019.

The following table details time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at March 31, 2019 and December 31, 2018:

	As of March 31, 2019
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$125,646	$113,474	$45,687
Construction and Land Development	139,838	36,758	2,186
Real Estate Mortgage:
1 - 4 Family Mortgage	44,739	159,440	28,952
Multifamily	68,018	134,422	215,535
CRE Owner Occupied	7,084	26,081	32,965
CRE Nonowner Occupied	81,562	244,901	212,535
Total Real Estate Mortgage Loans	201,403	564,844	489,987
Consumer and Other	1,182	1,976	648
Total Loans, Gross	$468,069	$717,052	$538,508
Interest Rate Sensitivity:
Fixed Interest Rates	$169,764	$544,270	$152,800
Floating or Adjustable Rates	298,305	172,782	385,708
Total Loans, Gross	$468,069	$717,052	$538,508

	As of December 31, 2018
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$127,439	$92,689	$40,705
Construction and Land Development	155,117	33,292	21,632
Real Estate Mortgage:
1 - 4 Family Mortgage	43,795	154,864	28,114
Multifamily	41,773	147,129	219,032
CRE Owner Occupied	7,948	25,287	31,223
CRE Nonowner Occupied	63,266	254,842	172,524
Total Real Estate Mortgage Loans	156,782	582,122	450,893
Consumer and Other	1,207	2,360	693
Total Loans, Gross	$440,545	$710,463	$513,923
Interest Rate Sensitivity:
Fixed Interest Rates	$154,318	$537,119	$162,901
Floating or Adjustable Rates	286,227	173,344	351,022
Total Loans, Gross	$440,545	$710,463	$513,923

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

The following table presents information on loan classifications at March 31, 2019. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$—	$681	$681
Construction and Land Development	232	192	424
Real Estate Mortgage:
1 - 4 Family Mortgage	2,609	2,096	4,705
CRE Owner Occupied	—	2,309	2,309
CRE Nonowner Occupied	3,163	—	3,163
Total Real Estate Mortgage Loans	5,772	4,405	10,177
Consumer and Other	—	55	55
Totals	$6,004	$5,333	$11,337

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real estate acquired through foreclosure). Nonaccrual loans totaled $1.6 million as of March 31, 2019 and $581,000 as of December 31, 2018, an increase of $976,000. There were no loans 90 days past due and still accruing as of March 31, 2019 or December 31, 2018. There were no foreclosed assets as of March 31, 2019 or December 31, 2018.

The following table summarizes nonperforming assets, by category, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Nonaccrual Loans:
Commercial	$8	$8
Construction and Land Development	192	198
Real Estate Mortgage:
1 - 4 Family Mortgage	1,302	317
Consumer and Other	55	58
Total Nonaccrual Loans	$1,557	$581
Total Nonperforming Loans	$1,557	$581
Plus: Foreclosed Assets	—	—
Total Nonperforming Assets (1)	$1,557	$581
Total Restructured Accruing Loans	284	181
Total Nonperforming Assets and Restructured Accruing Loans	$1,841	$762
Nonaccrual Loans to Total Loans	0.09%	0.03%
Nonperforming Loans to Total Loans	0.09	0.03
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.09	0.03
Nonperforming Assets and Restructured Accruing Loans to Total Loans Plus Foreclosed Assets	0.11	0.05

(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets.

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

At March 31, 2019, the allowance for loan losses was $20.6 million, an increase of $576,000 from $20.0 million at December 31, 2018. Net charge-offs totaled $24,000 during the first quarter of 2019 and ($19,000) (net recoveries) during the first quarter of 2018. The allowance for loan losses as a percentage of total loans was 1.20% at March 31, 2019 and December 31, 2018.

The following is a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018
Balance, Beginning of Period	$20,031	$16,502
Charge-offs:
Commercial	19	—
Construction and Land Development	—	—
Real Estate Mortgage:	—
CRE Nonowner Occupied	—	—
Total Real Estate Mortgage Loans	—	—
Consumer and Other	17	12
Total Charge-offs	36	12
Recoveries:
Commercial	2	20
Construction and Land Development	—	—
Real Estate Mortgage:
1 - 4 Family Mortgage	9	10
Consumer and Other	1	1
Total Recoveries	12	31
Net Charge-offs	24	(19)
Provision for Loan Losses	600	600
Balance at End of Period	$20,607	$17,121
Gross Loans, End of Period	1,723,629	1,405,420
Average Loans	1,707,908	1,353,031
Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.01%	(0.01)%
Allowance to Total Gross Loans	1.20%	1.22%

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	March 31,		December 31,
	2019		2018
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$3,361	16.3%	$2,898	14.5%
Construction and Land Development	2,097	10.2	2,451	12.2
Real Estate Mortgage:
1 - 4 Family Mortgage	2,611	12.7	2,597	13.0
Multifamily	4,715	22.9	4,644	23.2
CRE Owner Occupied	790	3.8	808	4.0
CRE Nonowner Occupied	6,349	30.8	5,872	29.3
Total Real Estate Mortgage Loans	14,465	70.2	13,921	69.5
Consumer and Other	61	0.3	65	0.3
Unallocated	623	3.0	696	3.5
Total Allowance for Loan Losses	$20,607	100.0%	$20,031	100.0%

Deposits

The principal sources of funds for the Company are core deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table details the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$404,937	24.6%	$369,203	23.6%	$342,292	23.1%	$323,320	22.8%	$315,036	23.3%
Interest Bearing Transaction Deposits	180,459	11.0	179,567	11.5	175,455	11.9	178,045	12.6	164,899	12.2
Savings and Money Market Deposits	434,186	26.4	402,639	25.8	416,140	28.1	381,942	27.0	339,541	25.1
Time Deposits	346,163	21.1	318,356	20.4	290,887	19.7	300,701	21.3	304,743	22.5
Brokered Deposits	277,921	16.9	291,169	18.7	254,314	17.2	230,683	16.3	228,817	16.9
Total Deposits	$1,643,666	100.0%	$1,560,934	100.0%	$1,479,088	100.0%	$1,414,691	100.0%	$1,353,036	100.0%

Total deposits at March 31, 2019 were $1.64 billion, an increase of $82.7 million, or 5.3%, compared to total deposits of $1.56 billion at December 31, 2018, and an increase of $290.6 million, or 21.5%, over total deposits of $1.35 billion at March 31, 2018. Noninterest bearing deposits were $404.9 million at March 31, 2019, compared to $369.2 million at December 31, 2018, and $315.0 million at March 31, 2018. Noninterest bearing deposits comprised 24.6% of total deposits at March 31, 2019, compared to 23.6% at December 31, 2018, and 23.3% at March 31, 2018.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense and firm pricing discipline for loan products. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. At March 31, 2019, total brokered deposits were $277.9 million, a decrease of $13.2 million, or 4.6%, compared to total brokered deposits of $291.2 million at December 31, 2018.

The following table presents the average balance and average rate paid on each of the following deposit categories for the three months ended March 31, 2019 and March 31, 2018:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$369,912	—%	$295,587	—%
Interest Bearing Transaction Deposits	181,033	0.52	168,509	0.27
Savings and Money Market Deposits	414,811	1.73	354,009	0.87
Time Deposits < $250,000	214,287	2.17	188,250	1.73
Time Deposits > $250,000	115,224	2.57	110,083	1.54
Brokered Deposits	292,067	2.53	211,058	1.76
Total Deposits	$1,587,334	1.46%	$1,327,496	0.92%

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs of clients and fund loan growth. The following table summarizes overnight borrowings, which consist of federal funds purchased from correspondent banks on an overnight basis at the prevailing overnight market rates and the weighted average interest rates paid for the periods presented:

	As of and for the	As of and for the
	Three Months Ended	Three Months Ended
(dollars in thousands)	March 31, 2019	March 31, 2018
Outstanding at Period-End	$—	$9,000
Average Amount Outstanding	24,956	28,511
Maximum Amount Outstanding at any Month-End	87,000	34,000
Weighted Average Interest Rate:
During Period	2.59%	1.68%
End of Period	2.62%	1.91%

Other Borrowings

At March 31, 2019, other borrowings outstanding consisted of FHLB advances of $124.0 million and notes payable of $14.5 million. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $212.8 million and $122.1 million at March 31, 2019 and December 31, 2018, respectively, based on collateral amounts pledged.

Additionally, the Company has borrowing capacity from other sources. As of March 31, 2019, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets available for collateral as of the applicable date, the Bank’s borrowing availability was approximately $110.7 million and $114.1 million at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the Company had no outstanding advances.

The Company has entered into a swap agreement with an unaffiliated third party in order to hedge interest rate risk associated with the notes payable. This agreement provides for the Company to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by one-month LIBOR.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations at March 31, 2019:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$1,034,040	$—	$—	$—	$1,034,040
Time Deposits	160,945	300,888	147,793	—	609,626
Notes Payable	2,000	12,500	—	—	14,500
FHLB Advances	20,000	25,000	64,000	15,000	124,000
Subordinated Debentures	—	—	—	25,000	25,000
Commitment to Fund Tax Credit Investments	3,169	—	—	—	3,169
Operating Lease Obligations	1,074	1,201	642	1,374	4,291
Totals	$1,221,228	$339,589	$212,435	$41,374	$1,814,626

On August 27, 2018, the Bank and Reuter Walton Commercial, LLC (the “Contractor”) entered into a Standard Form of Agreement Between Owner and Contractor and the corresponding General Conditions of the Contract for Construction (collectively, the “Construction Contract”). Under the Construction Contract, the Contractor will construct the core and shell of a new headquarters building for the Bank in St. Louis Park, Minnesota, and the Bank will pay the Contractor a contract price consisting of the cost of work plus a fee equal to 3.75% of the cost of work, subject to a guaranteed maximum price of $23.0 million, with anticipated construction completed in 2020. As of March 31, 2019, $2.9 million has been paid under this Construction Contract.

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

Shareholders’ Equity

Shareholders’ equity at March 31, 2019 was $231.8 million, an increase of $10.8 million, or 4.9%, over shareholders’ equity of $221.0 million at December 31, 2018, primarily due to $7.0 million of net income and a $3.6 million increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income primarily resulted from interest rate fluctuations between periods.

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

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of March 31, 2019. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$271,755	14.58%	$149,076	8.00%	$195,663	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	226,132	12.14	111,807	6.00	158,394	8.50	N/A	N/A
Common Equity Tier 1 Capital	226,132	12.14	83,855	4.50	130,442	7.00	N/A	N/A
Tier 1 Leverage Ratio	226,132	11.26	80,344	4.00	80,344	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$238,889	12.83%	$149,002	8.00%	$195,564	10.50%	$186,252	10.00%
Tier 1 Risk-Based Capital	217,922	11.70	111,751	6.00	158,314	8.50	149,002	8.00
Common Equity Tier 1 Capital	217,922	11.70	83,813	4.50	130,376	7.00	121,064	6.50
Tier 1 Leverage Ratio	217,922	10.88	80,088	4.00	80,088	4.00	100,110	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$263,909	14.55%	$145,111	8.00%	$179,121	9.875%	N/A	N/A
Tier 1 Risk-Based Capital	218,888	12.07	108,833	6.00	142,844	7.875	N/A	N/A
Common Equity Tier 1 Capital	218,888	12.07	81,625	4.50	115,635	6.375	N/A	N/A
Tier 1 Leverage Ratio	218,888	11.23	77,971	4.00	77,971	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$230,865	12.76%	$144,776	8.00%	$178,707	9.875%	$180,970	10.00%
Tier 1 Risk-Based Capital	210,474	11.63	108,582	6.00	142,514	7.875	144,776	8.00
Common Equity Tier 1 Capital	210,474	11.63	81,436	4.50	115,368	6.375	117,630	6.50
Tier 1 Leverage Ratio	210,474	10.82	77,795	4.00	77,795	4.00	97,244	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a capital conservation buffer that was added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a four year phase-in period that began on January 1, 2016, and was fully phased-in on January 1, 2019, at 2.5%. The required phase-in capital conservation buffer during 2018 was 1.875%. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At March 31, 2019, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.

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

The following table sets forth credit arrangements and financial instruments whose contract amounts represent credit risk as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Fixed	Variable	Fixed	Variable
	(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$75,662	$329,012	$58,611	$336,421
Letters of Credit	25,968	47,017	33,899	47,154
Totals	$101,630	$376,029	$92,510	$383,575

Liquidity

Liquidity is the Company’s capacity to meet cash and collateral obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on the Company’s ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting either daily operations or financial condition. The Bank’s Asset Liability Management (“ALM”) Committee, which is comprised of members of senior management, is responsible for managing commitments to meet the needs of customers while achieving the Company’s financial objectives. The ALM Committee meets regularly to review balance sheet composition, funding capacities, and current and forecasted loan demand.

The Company manages liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities available for sale, which are referred to as primary liquidity. In regards to off-balance sheet capacity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of Minneapolis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which the Company refers to as secondary liquidity. In addition, the Bank is a member of the American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of March 31, 2019, the Company had no borrowings outstanding through the AFX.

The following tables provide a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Cash and Cash Equivalents	$48,750	$28,444
Securities Available for Sale	250,285	253,378
Less: Pledged Securities	—	—
Total Primary Liquidity	$299,035	$281,822
Ratio of Primary Liquidity to Total Deposits	18.2%	18.1%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$212,771	$122,120
Net Secured Borrowing Capacity with the Federal Reserve Bank	110,723	114,051
Unsecured Borrowing Capacity with Correspondent Lenders	105,000	90,000
Total Secondary Liquidity	$428,494	$326,171
Ratio of Primary and Secondary Liquidity to Total Deposits	44.3%	39.0%

During the three months ended March 31, 2019, primary liquidity increased by $17.2 million due to a $20.3 million increase in cash and cash equivalents and a $3.1 million decrease in securities available for sale, when compared to December 31, 2018. Secondary liquidity increased by $102.3 million as of March 31, 2019 when compared to

December 31, 2018, due to a $90.7 million increase in the borrowing capacity on the secured borrowing line with the FHLB and a $15.0 million increase in unsecured borrowing capacity with correspondent lenders, offset by a $3.3 million decrease in the borrowing capacity on the secured credit line with the Federal Reserve Bank.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At March 31, 2019, core deposits totaled approximately $1.25 billion and represented 75.8% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At March 31, 2019, brokered deposits totaled $277.9 million, consisting of $263.5 million of brokered time deposits and $14.5 million of non-maturity brokered money market and transaction accounts. At December 31, 2018, brokered deposits totaled $291.2 million, consisting of $264.2 million of brokered time deposits and $27.0 million of non-maturity brokered money market accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of March 31, 2019, the Company was in compliance with all established liquidity guidelines.

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

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
(dollars in thousands)
Efficiency Ratio
Noninterest Expense	$7,885	$11,040	$7,526	$6,464	$6,532
Less: Amortization of Intangible Assets	(48)	(48)	(48)	(47)	(48)
Adjusted Noninterest Expense	$7,837	$10,992	$7,478	$6,417	$6,484
Net Interest Income	17,131	17,442	16,634	15,899	14,763
Noninterest Income	634	857	814	485	387
Less: Loss on Sales of Securities	5	17	49	59	—
Adjusted Operating Revenue	$17,770	$18,316	$17,497	$16,443	$15,150
Efficiency Ratio	44.1%	60.0%	42.7%	39.0%	42.8%

Adjusted Efficiency Ratio
Noninterest Expense	$7,885	$11,040	$7,526	$6,464	$6,532
Less: Amortization of Tax Credit Investments	(177)	(3,278)	(15)	—	—
Less: Amortization of Intangible Assets	(48)	(48)	(48)	(47)	(48)
Adjusted Noninterest Expense	$7,660	$7,714	$7,463	$6,417	$6,484
Net Interest Income	17,131	17,442	16,634	15,899	14,763
Noninterest Income	634	857	814	485	387
Less: Loss on Sales of Securities	5	17	49	59	—

Adjusted Operating Revenue	$17,770	$18,316	$17,497	$16,443	$15,150
Adjusted Efficiency Ratio	43.1%	42.1%	42.7%	39.0%	42.8%

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common Equity	$231,775	$220,998	$210,852	$205,927	$199,039
Less: Intangible Assets	(3,630)	(3,678)	(3,726)	(3,773)	(3,821)
Tangible Common Equity	228,145	217,320	207,126	202,154	195,218
Total Assets	2,048,111	1,973,741	1,885,793	1,752,918	1,681,597
Less: Intangible Assets	(3,630)	(3,678)	(3,726)	(3,773)	(3,821)
Tangible Assets	$2,044,481	$1,970,063	$1,882,067	$1,749,145	$1,677,776
Tangible Common Equity/Tangible Assets	11.16%	11.03%	11.01%	11.56%	11.64%

Tangible Book Value Per Share
Book Value Per Common Share	$7.70	$7.34	$7.01	$6.85	$6.62
Less: Effects of Intangible Assets	(0.12)	(0.12)	(0.12)	(0.13)	(0.13)
Tangible Book Value Per Common Share	$7.58	$7.22	$6.89	$6.72	$6.49

Average Tangible Common Equity
Average Common Equity	$225,844	$215,254	$208,773	$202,101	$149,318
Less: Effects of Average Intangible Assets	(3,653)	(3,701)	(3,748)	(3,796)	(3,844)
Average Tangible Common Equity	$222,191	$211,553	$205,025	$198,305	$145,474

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2019 are presented in the table below. The projections assume immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

Change (basis points) in Interest Rates	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base
+400	$76,830	19.08%
+300	73,832	14.44
+200	70,780	9.71
+100	67,678	4.90
0	64,518	—
−100	60,089	(6.87)

The table above indicates that as of March 31, 2019, in the event of an immediate and sustained 300 basis point increase in interest rates, the Company would experience a 14.44% increase in net interest income. In the event of an immediate 100 basis point decrease in interest rates, the Company would experience a 6.87% decrease in net interest income.

The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, net interest income might vary significantly. Non-parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads would also cause net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or re-price faster than the Company’s assets. Actual results could differ from those projected if the Company grows assets and liabilities faster or slower than estimated, if the Company experienced a net outflow of deposit liabilities, or if the mix of assets and liabilities otherwise changes. Actual results could also differ from those projected if the Company experienced substantially different repayment speeds in the loan portfolio than those assumed in the simulation model. Finally, these simulation results do not contemplate all the actions that the Company may undertake in response to potential or actual changes in interest rates, such as changes to the Company’s loan, investment, deposit, or funding strategies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2019, the end of the fiscal quarter covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1.A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1

Second Amended and Restated Articles of Incorporation of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 25, 2019)

10.1	Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)
10.2

Form of Restricted Stock Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)

10.3

Form of Restricted Stock Unit Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)

10.4

Form of Nonqualified Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)

10.5

Form of Incentive Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: May 9, 2019	By:	/s/ Jerry Baack
	Name:	Jerry Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Joe Chybowski
	Name:	Joe Chybowski
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)