Form 10-Q
period 2019-06-30
Bridgewater Bancshares Inc
filed 2019-08-08
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the Common Stock outstanding as of August 2, 2019 was 28,822,284.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$66,389	$28,444
Bank-Owned Certificates of Deposit	2,699	3,305
Securities Available for Sale, at Fair Value	241,925	253,378
Loans, Net of Allowance for Loan Losses of $21,362 at June 30, 2019 (unaudited) and $20,031 at December 31, 2018	1,758,384	1,640,385
Federal Home Loan Bank (FHLB) Stock, at Cost	8,064	7,614
Premises and Equipment, Net	18,623	13,074
Foreclosed Assets	1,033	—
Accrued Interest	7,583	6,589
Goodwill	2,626	2,626
Other Intangible Assets, Net	956	1,052
Other Assets	15,349	17,274
Total Assets	$2,123,631	$1,973,741

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$409,198	$369,203
Interest Bearing	1,290,067	1,191,731
Total Deposits	1,699,265	1,560,934
Federal Funds Purchased	—	18,000
Notes Payable	14,000	15,000
FHLB Advances	142,500	124,000
Subordinated Debentures, Net of Issuance Costs	24,681	24,630
Accrued Interest Payable	2,109	1,806
Other Liabilities	11,939	8,373
Total Liabilities	1,894,494	1,752,743

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value
Authorized 10,000,000; None Issued and Outstanding at June 30, 2019 (unaudited) and December 31, 2018	—	—
Common Stock- $0.01 par value
Common Stock - Authorized 75,000,000; Issued and Outstanding 28,986,729 at June 30, 2019 (unaudited) and 30,097,274 at December 31, 2018	290	301
Non-voting Common Stock- Authorized 10,000,000; Issued and Outstanding -0- at June 30, 2019 (unaudited) and December 31, 2018	—	—
Additional Paid-In Capital	113,838	126,031
Retained Earnings	111,261	96,234
Accumulated Other Comprehensive Income (Loss)	3,748	(1,568)
Total Shareholders' Equity	229,137	220,998
Total Liabilities and Equity	$2,123,631	$1,973,741

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans, Including Fees	$23,321	$18,800	$45,500	$35,848
Investment Securities	1,928	1,473	3,829	3,040
Other	271	119	458	214
Total Interest Income	25,520	20,392	49,787	39,102

INTEREST EXPENSE
Deposits	6,020	3,522	11,723	6,531
Notes Payable	130	146	251	298
FHLB Advances	827	372	1,602	671
Subordinated Debentures	393	397	770	766
Federal Funds Purchased	12	56	172	174
Total Interest Expense	7,382	4,493	14,518	8,440

NET INTEREST INCOME	18,138	15,899	35,269	30,662
Provision for Loan Losses	600	900	1,200	1,500

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	17,538	14,999	34,069	29,162

NONINTEREST INCOME
Customer Service Fees	189	185	380	355
Net Gain (Loss) on Sales of Available for Sale Securities	463	(59)	458	(59)
Net Loss on Sales of Foreclosed Assets	—	(141)	—	(137)
Other Income	482	500	930	713
Total Noninterest Income	1,134	485	1,768	872

NONINTEREST EXPENSE
Salaries and Employee Benefits	5,124	4,306	9,926	8,624
Occupancy and Equipment	785	597	1,441	1,171
Other Expense	3,565	1,561	5,992	3,201
Total Noninterest Expense	9,474	6,464	17,359	12,996

INCOME BEFORE INCOME TAXES	9,198	9,020	18,478	17,038
Provision for Income Taxes	1,189	2,274	3,451	4,342
NET INCOME	$8,009	$6,746	$15,027	$12,696

EARNINGS PER SHARE
Basic	$0.27	$0.22	$0.50	$0.45
Diluted	0.26	0.22	0.49	0.45
Dividends Paid Per Share	—	—	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income	$8,009	$6,746	$15,027	$12,696
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	3,586	(151)	8,203	(4,298)
Unrealized Gains (Losses) on Cash Flow Hedge	(927)	31	(1,018)	150
Reclassification Adjustment for (Gains) Losses Realized in Income	(463)	59	(458)	59
Income Tax Impact	(461)	13	(1,411)	912
Total Other Comprehensive Income (Loss), Net of Tax	1,735	(48)	5,316	(3,177)
Comprehensive Income	$9,744	$6,698	$20,343	$9,519

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Six Months Ended June 30, 2019 and 2018

(dollars in thousands, except share data)

(Unaudited)

							Accumulated
					Additional		Other
	Shares		Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Voting	Nonvoting	Voting	Nonvoting	Capital	Earnings	Income (Loss)	Total

BALANCE March 31, 2018	27,235,832	2,823,542	$272	$28	$125,326	$75,264	$(1,851)	$199,039
Stock-based Compensation	—	—	—	—	190	—	—	190
Comprehensive Income (Loss)	—	—	—	—	—	6,746	(48)	6,698
BALANCE June 30, 2018	27,235,832	2,823,542	$272	$28	$125,516	$82,010	$(1,899)	$205,927

BALANCE March 31, 2019	30,097,674	—	$301	$—	$126,209	$103,252	$2,013	$231,775
Stock-based Compensation	—	—	—	—	173	—	—	173
Comprehensive Income	—	—	—	—	—	8,009	1,735	9,744
Stock Options Exercised	15,000	—	—	—	59	—	—	59
Stock Repurchases	(1,125,945)	—	(11)	—	(12,603)	—	—	(12,614)
BALANCE June 30, 2019	28,986,729	—	$290	$—	$113,838	$111,261	$3,748	$229,137

							Accumulated
					Additional		Other
	Shares		Common Stock		Paid-In	Retained	Comprehensive
Six Months Ended	Voting	Nonvoting	Voting	Nonvoting	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2017	20,834,001	3,845,860	$208	$38	$66,324	$69,508	$1,084	$137,162
Stock-based Compensation	—	—	—	—	389	—	—	389
Comprehensive Income (Loss)	—	—	—	—	—	12,696	(3,177)	9,519
Issuance of Common Stock, Net of Issuance Costs	5,379,513	—	54	—	58,803	—	—	58,857
Conversion of Non-voting Stock to Voting Stock	1,022,318	(1,022,318)	10	(10)	—	—	—	—
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act to Retained Earnings	—	—	—	—	—	(194)	194	—
BALANCE June 30, 2018	27,235,832	2,823,542	$272	$28	$125,516	$82,010	$(1,899)	$205,927

BALANCE December 31, 2018	30,097,274	—	$301	$—	$126,031	$96,234	$(1,568)	$220,998
Stock-based Compensation	—	—	—	—	348	—	—	348
Comprehensive Income	—	—	—	—	—	15,027	5,316	20,343
Stock Options Exercised	15,400	—	—	—	62	—	—	62
Stock Repurchases	(1,125,945)	—	(11)	—	(12,603)	—	—	(12,614)
BALANCE June 30, 2019	28,986,729	—	$290	$—	$113,838	$111,261	$3,748	$229,137

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$15,027	$12,696
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	1,225	1,638
Net (Gain) Loss on Sales of Securities Available for Sale	(458)	59
Provision for Loan Losses	1,200	1,500
Depreciation and Amortization of Premises and Equipment	417	368
Amortization of Other Intangible Assets	95	95
Amortization of Subordinated Debt Issuance Costs	51	51
Net Loss on Sale of Foreclosed Assets	—	137
Stock-based Compensation	348	389
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(1,499)	(4,692)
Accrued Interest Payable and Other Liabilities	3,870	149
Net Cash Provided by Operating Activities	20,276	12,390

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-owned Certificates of Deposit	606	(731)
Proceeds from Sales of Securities Available for Sale	40,309	10,950
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	15,741	12,539
Purchases of Securities Available for Sale	(37,618)	(46,004)
Net Increase in Loans	(120,232)	(116,589)
Net Increase in FHLB Stock	(450)	(147)
Purchases of Premises and Equipment	(5,966)	(710)
Proceeds from Sales of Foreclosed Assets	—	296
Net Cash Used in Investing Activities	(107,610)	(140,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	138,331	75,341
Net Decrease in Federal Funds Purchased	(18,000)	(23,000)
Principal Payments on Notes Payable	(1,000)	(1,000)
Proceeds from FHLB Advances	22,500	20,000
Principal Payments on FHLB Advances	(4,000)	(4,000)
Issuance of Common Stock	—	58,857
Stock Options Exercised	62	—
Stock Repurchases	(12,614)	—
Net Cash Provided by Financing Activities	125,279	126,198

NET CHANGE IN CASH AND CASH EQUIVALENTS	37,945	(1,808)
Cash and Cash Equivalents Beginning	28,444	23,725
Cash and Cash Equivalents Ending	$66,389	$21,917

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$14,164	$8,320
Cash Paid for Income Taxes	2,600	3,525
Loans Transferred to Foreclosed Assets	1,033	—

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

Bridgewater Risk Management, a subsidiary of the Company, was incorporated in 2016 as a wholly-owned insurance company. It insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Bridgewater Risk Management pools resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10‑Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the six-month period ended June 30, 2019 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019.

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

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (modified by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments Credit Losses and ASU 2019-05, Financial Instruments Credit Losses – Targeted Transition Relief.) The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. The amendments in this ASU are effective for fiscal years and interim reporting periods beginning after December 15, 2021.

All entities may adopt the amendments in the ASU early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company is evaluating the impact this new standard will have on its consolidated financial statements. A steering committee has been established with representation from various departments across the organization to assess and implement the new standard.

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

Subsequent Events

        Subsequent events have been evaluated through August 8, 2019, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of stock options. The dilutive effect was computed using the treasury stock method, which assumes the stock options were exercised and the hypothetical proceeds from the exercise were used by the Company to purchase common stock at the average market price during the period. The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income Available to Common Shareholders	$8,009	$6,746	$15,027	$12,696
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	29,703,024	30,059,374	29,899,241	27,919,457
Stock Options	609,015	427,427	610,939	426,387
Weighted Average Common Stock Outstanding (Dilutive)	30,312,039	30,486,801	30,510,180	28,345,844

Basic Earnings per Common Share	$0.27	$0.22	$0.50	$0.45
Diluted Earnings per Common Share	0.26	0.22	0.49	0.45

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at June 30, 2019 and December 31, 2018:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$14,924	$18	$—	$14,942
Municipal Bonds	98,380	5,118	(58)	103,440
Mortgage-Backed Securities	47,192	611	(161)	47,642
Corporate Securities	33,216	475	(5)	33,686
SBA Securities	42,803	16	(604)	42,215
Total Securities Available for Sale	$236,515	$6,238	$(828)	$241,925

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$17,862	$54	$(19)	$17,897
Municipal Bonds	117,991	1,257	(1,115)	118,133
Mortgage-Backed Securities	48,816	52	(1,692)	47,176
Corporate Securities	21,170	72	(124)	21,118
SBA Securities	49,876	13	(835)	49,054
Total Securities Available for Sale	$255,715	$1,448	$(3,785)	$253,378

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2019
Municipal Bonds	$—	$—	$6,633	$(58)	$6,633	$(58)
Mortgage-Backed Securities	12,155	(79)	5,759	(82)	17,914	(161)
Corporate Securities	1,495	(5)	—	—	1,495	(5)
SBA Securities	1,935	(3)	36,094	(601)	38,029	(604)
Total Securities Available for Sale	$15,585	$(87)	$48,486	$(741)	$64,071	$(828)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2018
U.S. Treasury Securities	$14,866	$(19)	$—	$—	$14,866	$(19)
Municipal Bonds	15,405	(199)	34,172	(916)	49,577	(1,115)
Mortgage-Backed Securities	1,751	(21)	41,776	(1,671)	43,527	(1,692)
Corporate Securities	9,063	(74)	1,996	(50)	11,059	(124)
SBA Securities	28,186	(366)	15,878	(469)	44,064	(835)
Total Securities Available for Sale	$69,271	$(679)	$93,822	$(3,106)	$163,093	$(3,785)

At June 30, 2019, 90 debt securities had unrealized losses with aggregate depreciation of approximately 1.2% from the Company’s amortized cost basis. At December 31, 2018, 195 debt securities had unrealized losses with aggregate depreciation of approximately 2.3% from the Company’s amortized cost basis. These unrealized losses relate principally to changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold these debt securities for the foreseeable future, no declines were deemed to be other than temporary as of June 30, 2019.

The following is a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of June 30, 2019. Call date is used when a call of the debt security is expected, which is determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed and SBA securities because borrowers may have the right to call or prepay obligations without penalties.

June 30, 2019	Amortized Cost	Fair Value
Due in One Year or Less	$25,149	$25,219
Due After One Year Through Five Years	36,983	37,797
Due After Five Years Through 10 Years	69,996	73,253
Due After 10 Years	14,392	15,799
Subtotal	146,520	152,068
Mortgage-Backed Securities	47,192	47,642
SBA Securities	42,803	42,215
Totals	$236,515	$241,925

As of June 30, 2019 and December 31, 2018, the securities portfolio was unencumbered.

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Proceeds From Sales of Securities	$32,159	$10,950	$40,309	$10,950
Gross Gains on Sales	640	53	716	53
Gross Losses on Sales	(177)	(112)	(258)	(112)

Note 4: Loans

The following table presents the components of the loan portfolio at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Commercial	$287,804	$260,833
Construction and Land Development	195,568	210,041
Real Estate Mortgage:
1-4 Family Mortgage	247,029	226,773
Multifamily	437,198	407,934
CRE Owner Occupied	68,681	64,458
CRE Non-owner Occupied	544,579	490,632
Total Real Estate Mortgage Loans	1,297,487	1,189,797
Consumer and Other	4,044	4,260
Total Loans, Gross	1,784,903	1,664,931
Allowance for Loan Losses	(21,362)	(20,031)
Net Deferred Loan Fees	(5,157)	(4,515)
Total Loans, Net	$1,758,384	$1,640,385

The following table presents the activity in the allowance for loan losses, by segment, for the three months ended June 30, 2019 and 2018:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Three Months Ended June 30, 2019	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$3,361	$2,097	$2,611	$4,715	$790	$6,349	$61	$623	$20,607
Provision for Loan Losses	(181)	148	63	279	54	136	5	96	600
Loans Charged-off	—	—	—	—	—	—	(3)	—	(3)
Recoveries of Loans	1	1	153	—	—	—	3	—	158
Total Ending Allowance Balance	$3,181	$2,246	$2,827	$4,994	$844	$6,485	$66	$719	$21,362

Three Months Ended June 30, 2018
Allowance for Loan Losses:
Beginning Balance	$2,225	$1,765	$2,418	$3,476	$914	$5,407	$50	$866	$17,121
Provision for Loan Losses	21	557	146	76	(91)	204	10	(23)	900
Loans Charged-off	—	(357)	—	—	—	—	(4)	—	(361)
Recoveries of Loans	2	—	3	—	—	—	1	—	6
Total Ending Allowance Balance	$2,248	$1,965	$2,567	$3,552	$823	$5,611	$57	$843	$17,666

The following table presents the activity in the allowance for loan losses, by segment, for the six months ended June 30, 2019 and 2018:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Six Months Ended June 30, 2019	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$2,898	$2,451	$2,597	$4,644	$808	$5,872	$65	$696	$20,031
Provision for Loan Losses	299	(206)	68	350	36	613	17	23	1,200
Loans Charged-off	(19)	—	—	—	—	—	(20)	—	(39)
Recoveries of Loans	3	1	162	—	—	—	4	—	170
Total Ending Allowance Balance	$3,181	$2,246	$2,827	$4,994	$844	$6,485	$66	$719	$21,362

Six Months Ended June 30, 2018
Allowance for Loan Losses:
Beginning Balance	$2,435	$1,892	$2,317	$3,170	$956	$5,087	$60	$585	$16,502
Provision for Loan Losses	(209)	430	237	382	(133)	524	11	258	1,500
Loans Charged-off	—	(357)	—	—	—	—	(16)	—	(373)
Recoveries of Loans	22	—	13	—	—	—	2	—	37
Total Ending Allowance Balance	$2,248	$1,965	$2,567	$3,552	$823	$5,611	$57	$843	$17,666

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of June 30, 2019 and December 31, 2018:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Allowance for Loan Losses at June 30, 2019	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Individually Evaluated for Impairment	$49	$—	$60	$—	$—	$—	$—	$—	$109
Collectively Evaluated for Impairment	3,132	2,246	2,767	4,994	844	6,485	66	719	21,253
Totals	$3,181	$2,246	$2,827	$4,994	$844	$6,485	$66	$719	$21,362

Allowance for Loan Losses at December 31, 2018
Individually Evaluated for Impairment	$8	$—	$17	$—	$22	$—	$—	$—	$47
Collectively Evaluated for Impairment	2,890	2,451	2,580	4,644	786	5,872	65	696	19,984
Totals	$2,898	$2,451	$2,597	$4,644	$808	$5,872	$65	$696	$20,031

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Loans at June 30, 2019	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Individually Evaluated for Impairment	$582	$2,751	$1,710	$—	$338	$—	$54	$5,435
Collectively Evaluated for Impairment	287,222	192,817	245,319	437,198	68,343	544,579	3,990	1,779,468
Totals	$287,804	$195,568	$247,029	$437,198	$68,681	$544,579	$4,044	$1,784,903

Loans at December 31, 2018
Individually Evaluated for Impairment	$8	$198	$1,676	$—	$365	$—	$58	$2,305
Collectively Evaluated for Impairment	260,825	209,843	225,097	407,934	64,093	490,632	4,202	1,662,626
Totals	$260,833	$210,041	$226,773	$407,934	$64,458	$490,632	$4,260	$1,664,931

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Commercial	$446	$446	$—	$—	$—	$—
Construction and Land Development	2,751	3,360	—	198	807	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	155	155	—	157	157	—
1st REM - 1-4 Family	617	617	—	253	253	—
1st REM - Rentals	633	632	—	957	957	—
CRE Owner Occupied	338	338	—	209	209	—
Consumer and Other	54	75	—	58	78	—
Totals	4,994	5,623	—	1,832	2,461	—

Loans With An Allowance for Loan Losses:
Commercial	136	136	49	8	8	8
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	305	331	60	309	336	17
CRE Owner Occupied	—	—	—	156	156	22
Totals	441	467	109	473	500	47
Grand Totals	$5,435	$6,090	$109	$2,305	$2,961	$47

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$552	$8	$—	$—	$565	$16	$—	$—
Construction and Land Development	2,796	87	—	—	2,899	87	—	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	156	2	506	1	156	4	509	4
1st REM - 1-4 Family	617	12	376	5	617	12	378	5
1st REM - Rentals	635	9	981	11	1,451	18	986	24
Multifamily	—	—	65	1	—	—	33	1
CRE Owner Occupied	434	6	512	7	441	13	518	14
Consumer and Other	54	—	67	—	55	—	69	—
Totals	5,244	124	2,507	25	6,184	150	2,493	48

Loans With An Allowance for Loan Losses:
Commercial	137	2	14	—	137	2	14	—
Construction and Land Development	—	—	216	—	—	—	110	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	305	—	—	—	306	—	—	—
LOCs and 2nd REM - Rentals	—	—	64	1	—	—	64	2
1st REM - Rentals	—	—	—	—	191	—	67	1
Multifamily	—	—	—	—	—	—	33	1
CRE Owner Occupied	—	—	158	2	—	—	158	4
Totals	442	2	452	3	634	2	446	8
Grand Totals	$5,686	$126	$2,959	$28	$6,818	$152	$2,939	$56

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

The following tables present the risk category of loans by loan segment as of June 30, 2019 and December 31, 2018, based on the most recent analysis performed by management:

	June 30, 2019
	Pass	Watch	Substandard	Total
Commercial	$287,222	$—	$582	$287,804
Construction and Land Development	192,672	145	2,751	195,568
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	31,232	138	—	31,370
1st REM - 1-4 Family	40,123	125	796	41,044
LOCs and 2nd REM - Rentals	14,983	498	461	15,942
1st REM - Rentals	156,830	1,390	453	158,673
Multifamily	437,198	—	—	437,198
CRE Owner Occupied	66,989	—	1,692	68,681
CRE Non-owner Occupied	541,426	3,153	—	544,579
Consumer and Other	3,967	23	54	4,044
Totals	$1,772,642	$5,472	$6,789	$1,784,903

	December 31, 2018
	Pass	Watch	Substandard	Total
Commercial	$260,225	$600	$8	$260,833
Construction and Land Development	207,174	2,669	198	210,041
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,669	587	—	31,256
1st REM - 1-4 Family	37,526	126	253	37,905
LOCs and 2nd REM - Rentals	11,341	628	474	12,443
1st REM - Rentals	142,357	1,854	958	145,169
Multifamily	407,934	—	—	407,934
CRE Owner Occupied	62,223	—	2,235	64,458
CRE Non-owner Occupied	487,438	3,194	—	490,632
Consumer and Other	4,202	—	58	4,260
Totals	$1,651,089	$9,658	$4,184	$1,664,931

The following tables present the aging of the recorded investment in past due loans by loan segment as of June 30, 2019 and December 31, 2018:

	Accruing Interest
		30-89 Days	90 Days or
June 30, 2019	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$287,765	$31	$—	$8	$287,804
Construction and Land Development	195,330	50	—	188	195,568
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	31,370	—	—	—	31,370
1st REM - 1-4 Family	41,044	—	—	—	41,044
LOCs and 2nd REM - Rentals	15,467	170	—	305	15,942
1st REM - Rentals	158,459	214	—	—	158,673
Multifamily	437,198	—	—	—	437,198
CRE Owner Occupied	68,681	—	—	—	68,681
CRE Non-owner Occupied	544,579	—	—	—	544,579
Consumer and Other	3,985	5	—	54	4,044
Totals	$1,783,878	$470	$—	$555	$1,784,903

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2018	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$260,813	$12	$—	$8	$260,833
Construction and Land Development	209,843	—	—	198	210,041
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,939	—	—	317	31,256
1st REM - 1-4 Family	37,705	200	—	—	37,905
LOCs and 2nd REM - Rentals	12,443	—	—	—	12,443
1st REM - Rentals	145,169	—	—	—	145,169
Multifamily	407,934	—	—	—	407,934
CRE Owner Occupied	64,360	98	—	—	64,458
CRE Non-owner Occupied	490,632	—	—	—	490,632
Consumer and Other	4,201	1	—	58	4,260
Totals	$1,664,039	$311	$—	$581	$1,664,931

At June 30, 2019, there were four loans classified as troubled debt restructurings with a current outstanding balance of $522. In comparison, at December 31, 2018, there were three loans classified as troubled debt restructurings with an outstanding balance of $437. There was one new loan classified as a troubled debt restructuring during the six month period ended June 30, 2019, and no loans classified as troubled debt restructurings during the previous twelve months subsequently defaulted during the six months ended June 30, 2019.

Note 5: Deposits

The following table presents the composition of deposits at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Transaction Deposits	$640,516	$548,770
Savings and Money Market Deposits	456,447	402,639
Time Deposits	359,338	318,356
Brokered Deposits	242,964	291,169
Totals	$1,699,265	$1,560,934

Note 6: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents the Company’s investments in qualified affordable housing projects and other tax credit investments at June 30, 2019 and December 31, 2018:

		June 30, 2019		December 31, 2018
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$2,292	$—	$2,436	$—
Federal Historic Tax Credit (FHTC)	Equity	2,425	5,067	1,814	3,226
Total		$4,717	$5,067	$4,250	$3,226

(1)	All commitments are expected to be paid by the Company by December 31, 2020.

The following table presents the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization Expense (1)
LIHTC	$72	$67	$144	$161
FHTC	1,390	—	1,567	—
Total	$1,462	$67	$1,711	$161
Tax Benefit Recognized (2)
LIHTC	$(83)	$(66)	$(165)	$(165)
FHTC	(1,684)	—	(1,898)	—
Total	$(1,767)	$(66)	$(2,063)	$(165)

(1)	The amortization expense for the LIHTC investments are included in income tax expense. The amortization for the FHTC tax credits are included in noninterest expense.
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

The following commitments were outstanding at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Unfunded Commitments Under Lines of Credit	$456,578	$395,032
Letters of Credit	78,407	81,053
Totals	$534,985	$476,085

The Company had outstanding letters of credit with the FHLB in total amounts of $119,011 and $129,152 at June 30, 2019 and December 31, 2018, respectively, on behalf of customers and to secure public deposits.

On August 27, 2018, the Bank and Reuter Walton Commercial, LLC (the “Contractor”) entered into a Standard Form of Agreement Between Owner and Contractor and the corresponding General Conditions of the Contract for Construction (collectively, the “Construction Contract”). Under the Construction Contract, the Contractor will construct the core and shell of a new headquarters building for the Bank in St. Louis Park, Minnesota, and the Bank will pay the Contractor a contract price consisting of the cost of work plus a fee equal to 3.75% of the cost of work, subject to a guaranteed maximum price of $23,000, with anticipated construction completed in 2020. As of June 30, 2019, $6,937 has been paid under this Construction Contract.

Legal Contingencies

Neither the Company nor any of its subsidiaries is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Bank’s business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

Note 8: Stock Options

In 2017, the Company approved the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, and employees for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the estimated fair market value of the Company’s stock on the date of grant and an option’s maximum term is ten years. All outstanding options have been granted with a vesting period of five years. As of June 30, 2019 and December 31, 2018, there were 538,600 and 540,000, respectively, unissued shares of the Company’s common stock authorized for option grants under the 2017 Plan.

The fair market value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on an industry index as described below. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Historically, the Company has not paid a dividend on its common stock and does not expect to do so in the near future.

The Company used the S&P 600 CM Bank Index as its historical volatility index. The S&P 600 CM Bank Index is an index of publicly traded small capitalization, regional, commercial banks located throughout the United States. There were 44 banks in the index ranging in market capitalization from $470.0 million up to $4.5 billion.

The weighted average assumptions used in the model for valuing stock option grants for the six months ended June 30, 2019, are as follows:

	June 30,
	2019
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	20.92%
Risk-Free Interest Rate	2.67%

The following table presents a summary of the status of the Company’s stock option plans for the six months ended June 30, 2019:

	June 30, 2019
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,807,100	$6.24
Granted	10,000	11.15
Exercised	(15,400)	4.00
Forfeitures	(8,600)	10.65
Outstanding at Period End	1,793,100	$6.26

Options Exercisable at Period End	824,700	$4.09

For the three months ended June 30, 2019 and 2018, the Company recognized compensation expense for stock options of $174 and $190, respectively. For the six months ended June 30, 2019 and 2018, the Company recognized compensation expense for stock options of $348 and $389, respectively.

The following table presents information pertaining to options outstanding at June 30, 2019:

	Options Outstanding				Options Exercisable
	Number	Remaining			Number
Exercise Price	Outstanding	Contractual Life		Exercise Price	Outstanding
$1.65	7,500	2.4	Years	$1.65	7,500
2.13	80,000	3.8	Years	2.13	80,000
3.00	490,000	4.5	Years	3.00	490,000
3.58	50,000	5.5	Years	3.58	40,000
7.47	1,030,600	8.3	Years	7.47	202,200
13.22	25,000	8.9	Years	13.22	5,000
12.86	45,000	9.2	Years	12.86	—
12.94	30,000	9.3	Years	12.94	—
11.59	25,000	9.3	Years	11.59	—
11.15	10,000	9.7	Years	11.15	—
Totals	1,793,100	7.0	Years	$6.26	$824,700

As of June 30, 2019, there was $2,319 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2017 Plan that is expected to be recognized over a period of five years.

The following is an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the six months ended June 30, 2019:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2018	1,086,000	$2.78
Granted	10,000	3.30
Vested	(119,000)	1.67
Forfeited	(8,600)	2.80
Nonvested Options at June 30, 2019	968,400	$2.92

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

The following tables present the Company and the Bank’s capital amounts and ratios as of June 30, 2019 and December 31, 2018:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$264,671	13.70%	$154,553	8.00%	$202,851	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	221,806	11.48	115,915	6.00	164,213	8.50	N/A	N/A
Common Equity Tier 1 Capital	221,806	11.48	86,936	4.50	135,234	7.00	N/A	N/A
Tier 1 Leverage Ratio	221,806	10.75	82,551	4.00	82,551	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$244,419	12.67%	$154,339	8.00%	$202,569	10.50%	$192,923	10.00%
Tier 1 Risk-Based Capital	226,235	11.73	115,754	6.00	163,985	8.50	154,339	8.00
Common Equity Tier 1 Capital	226,235	11.73	86,815	4.50	135,046	7.00	125,400	6.50
Tier 1 Leverage Ratio	226,235	10.99	82,372	4.00	82,372	4.00	102,965	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$263,909	14.55%	$145,111	8.00%	$179,121	9.875%	N/A	N/A
Tier 1 Risk-Based Capital	218,888	12.07	108,833	6.00	142,844	7.875	N/A	N/A
Common Equity Tier 1 Capital	218,888	12.07	81,625	4.50	115,635	6.375	N/A	N/A
Tier 1 Leverage Ratio	218,888	11.23	77,971	4.00	77,971	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$230,865	12.76%	$144,776	8.00%	$178,707	9.875%	$180,970	10.00%
Tier 1 Risk-Based Capital	210,474	11.63	108,582	6.00	142,514	7.875	144,776	8.00
Common Equity Tier 1 Capital	210,474	11.63	81,436	4.50	115,368	6.375	117,630	6.50
Tier 1 Leverage Ratio	210,474	10.82	77,795	4.00	77,795	4.00	97,244	5.00

The Company and the Bank must maintain a capital conservation buffer, as defined by Basel III regulatory capital guidelines, in order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. The capital conservation buffer was fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2018 was 1.875%.

Note 10: Stock Repurchase Program

On January 22, 2019, the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to $15 million of its common stock during the 24-month period beginning on January 22, 2019. The stock repurchase program permits the Company’s management to acquire shares of the Company’s common stock from time to time in the open market in accordance with Rule 10b-18 of the Exchange Act or in privately negotiated transactions at prices management considers to be attractive and in the best interests of the Company and its shareholders. The stock repurchase program does not obligate the Company to repurchase shares of its common stock.

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

During the three and six months ended June 30, 2019, the Company repurchased 1,125,945 shares of its common stock, representing approximately 4% of the Company’s outstanding shares. Shares were repurchased at a weighted average price of $11.20 for a total of $12.6 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At June 30, 2019, the remaining amount that could be used to repurchase shares under the stock repurchase program was $2.4 million.

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$14,942	$—	$—	$14,942
Municipal Bonds	—	103,440	—	103,440
Mortgage-Backed Securities	—	47,642	—	47,642
Corporate Securities	—	33,686	—	33,686
SBA Securities	—	42,215	—	42,215
Interest Rate Swap	—	115	—	115
Total Fair Value of Financial Assets	$14,942	$227,098	$—	$242,040
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$780	$—	$780
Total Fair Value of Financial Liabilities	$—	$780	$—	$780

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$17,897	$—	$—	$17,897
Municipal Bonds	—	118,133	—	118,133
Mortgage-Backed Securities	—	47,176	—	47,176
Corporate Securities	—	21,118	—	21,118
SBA Securities	—	49,054	—	49,054
Interest Rate Swap	—	352	—	352
Total Fair Value of Financial Assets	$17,897	$235,833	$—	$253,730

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$332	$—	$109
Foreclosed Assets	—	1,033	—	—
Totals	$—	$1,365	$—	$109

	December 31, 2018
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$426	$—	$396
Totals	$—	$426	$—	$396

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

The following tables present the carrying amount and estimated fair values of financial instruments at June 30, 2019 and December 31, 2018:

	June 30, 2019
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$66,389	$66,389	$—	$—	$66,389
Bank-Owned Certificates of Deposit	2,699	—	2,725	—	2,725
Securities Available for Sale	241,925	14,942	226,983	—	241,925
FHLB Stock, at Cost	8,064	—	8,064	—	8,064
Loans, Net	1,758,384	—	1,756,716	—	1,756,716
Accrued Interest Receivable	7,583	—	7,583	—	7,583
Interest Rate Swap	115	—	115	—	115

Financial Liabilities:
Deposits	$1,699,265	$—	$1,705,562	$—	$1,705,562
Notes Payable	14,000	—	14,157	—	14,157
FHLB Advances	142,500	—	146,616	—	146,616
Subordinated Debentures	24,681	—	25,715	—	25,715
Accrued Interest Payable	2,109	—	2,109	—	2,109
Interest Rate Swap	780	—	780	—	780

	December 31, 2018
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$28,444	$28,444	$—	$—	$28,444
Bank-Owned Certificates of Deposit	3,305	—	3,292	—	3,292
Securities Available for Sale	253,378	17,897	235,481	—	253,378
FHLB Stock, at Cost	7,614	—	7,614	—	7,614
Loans, Net	1,640,385	—	1,634,196	—	1,634,196
Accrued Interest Receivable	6,589	—	6,589	—	6,589
Interest Rate Swap	352	—	352	—	352

Financial Liabilities:
Deposits	$1,560,934	$—	$1,560,488	$—	$1,560,488
Federal Funds Purchased	18,000	—	18,000	—	18,000
Notes Payable	15,000	—	15,551	—	15,551
FHLB Advances	124,000	—	124,952	—	124,952
Subordinated Debentures	24,630	—	25,365	—	25,365
Accrued Interest Payable	1,806	—	1,806	—	1,806

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and was not material at June 30, 2019 and December 31, 2018.

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

Note 12: Subsequent Events

On July 23, 2019, the Company’s Board of Directors approved a $10 million increase to the Company’s stock repurchase program that was originally announced in January 2019, increasing the authorization to repurchase common stock under the program from a total of $15 million to a total of $25 million. The stock repurchase program continues through January 22, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2019. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018,  filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	loan concentrations in our portfolio;
•	the overall health of the local and national real estate market;
•	our ability to successfully manage credit risk;
•	business and economic conditions generally and in the financial services industry, nationally and within our market area;
•	our ability to maintain an adequate level of allowance for loan losses;
•	our high concentration of large loans to certain borrowers;
•	our concentration of large deposits from certain borrowers;
•	our ability to successfully manage liquidity risk;
•	our dependence on non-core funding sources and our cost of funds;
•	our ability to raise additional capital to implement our business plan;
•	our ability to implement our growth strategy and manage costs effectively;
•	the composition of our senior leadership team and our ability to attract and retain key personnel;
•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	competition in the financial services industry;
•	the effectiveness of our risk management framework;
•	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;

•	the impact of recent and future legislative and regulatory changes;
•	interest rate risk;
•	fluctuations in the values of the securities held in our securities portfolio;
•	the imposition of tariffs or other governmental policies impacting the value of products produced by our commercial borrowers; and
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

Overview

The Company is a financial holding company headquartered in Bloomington, Minnesota. The principal sources of funds for loans and investments are transaction, savings, time, and other deposits, and short-term and long-term borrowings. The Company’s principal sources of income are interest and fees collected on loans, interest and dividends earned on investment securities and service charges. The Company’s principal expenses are interest paid on deposit accounts and borrowings, employee compensation and other overhead expenses.  The Company’s simple, efficient business model of providing responsive support and unconventional experiences to clients continues to be the underlying principle that drives the Company’s profitable growth.

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

Operating Results Overview

The following table summarizes certain key financial results for the periods indicated:

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
Per Common Share Data (1)
Basic Earnings Per Share	$0.27	$0.23	$0.26	$0.22	$0.22
Diluted Earnings Per Share	0.26	0.23	0.25	0.21	0.22
Book Value Per Share	7.90	7.70	7.34	7.01	6.85
Tangible Book Value Per Share (2)	7.78	7.58	7.22	6.89	6.73
Basic Weighted Average Shares Outstanding	29,703,024	30,097,638	30,072,003	30,059,374	30,059,374
Diluted Weighted Average Shares Outstanding	30,312,039	30,706,736	30,506,824	30,489,648	30,486,801
Shares Outstanding at Period End	28,986,729	30,097,674	30,097,274	30,059,374	30,059,374

Selected Performance Ratios
Return on Average Assets (Annualized)	1.55%	1.42%	1.58%	1.41%	1.58%
Return on Average Common Equity (Annualized)	13.88	12.60	14.30	12.28	13.39
Return on Average Tangible Common Equity (Annualized) (2)	14.10	12.81	14.55	12.51	13.64
Yield on Interest Earning Assets	5.05	4.99	4.96	4.92	4.88
Yield on Total Loans, Gross	5.33	5.27	5.27	5.25	5.29
Cost of Interest Bearing Liabilities	2.07	2.06	1.92	1.73	1.52
Cost of Total Deposits	1.46	1.46	1.32	1.19	1.03
Net Interest Margin (3)	3.60	3.54	3.62	3.71	3.82
Efficiency Ratio (2)	50.1	44.1	60.0	42.7	39.0
Adjusted Efficiency Ratio (4)	42.7	43.1	42.1	42.7	39.0
Noninterest Expense to Average Assets (Annualized)	1.84	1.59	2.25	1.64	1.51
Adjusted Noninterest Expense to Average Assets (Annualized) (4)	1.57	1.55	1.58	1.64	1.51
Loan to Deposit Ratio	105.0	104.9	106.7	108.2	103.4
Core Deposits to Total Deposits	78.3	75.8	74.2	76.6	76.4
Tangible Common Equity to Tangible Assets (2)	10.64	11.16	11.03	11.01	11.56

(1)

Includes shares of common stock and non-voting common stock. On October 25, 2018, the Company exchanged shares of common stock for all of the outstanding shares of non-voting common stock. Following the exchange, no shares of non-voting common stock were outstanding.

(2)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(4)	Ratio excludes the amortization of tax credit investments and represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2019	2019	2018	2018	2018
Selected Balance Sheet Data
Total Assets	$2,123,631	$2,048,111	$1,973,741	$1,885,793	$1,752,918
Total Loans, Gross	1,784,903	1,723,629	1,664,931	1,599,964	1,463,320
Allowance for Loan Losses	21,362	20,607	20,031	18,949	17,666
Goodwill and Other Intangibles	3,582	3,630	3,678	3,726	3,773

Deposits	1,699,265	1,643,666	1,560,934	1,479,088	1,414,691
Tangible Common Equity (1)	225,555	228,145	217,320	207,126	202,154
Total Shareholders' Equity	229,137	231,775	220,998	210,852	205,927
Average Total Assets - Quarter-to-Date	2,069,707	2,011,174	1,948,909	1,816,485	1,715,335
Average Common Equity - Quarter-to-Date	231,374	225,844	215,254	208,773	202,101

(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2019	2019	2018	2018	2018
Selected Income Statement Data
Interest Income	$25,520	$24,267	$23,988	$22,136	$20,392
Interest Expense	7,382	7,136	6,546	5,502	4,493
Net Interest Income	18,138	17,131	17,442	16,634	15,899
Provision for Loan Losses	600	600	800	1,275	900
Net Interest Income after Provision for Loan Losses	17,538	16,531	16,642	15,359	14,999
Noninterest Income	1,134	634	857	814	485
Noninterest Expense	9,474	7,885	11,040	7,526	6,464
Income Before Income Taxes	9,198	9,280	6,459	8,647	9,020
Provision (Benefit) for Income Taxes	1,189	2,262	(1,302)	2,184	2,274
Net Income	$8,009	$7,018	$7,761	$6,463	$6,746

Discussion and Analysis of Results of Operations

Net Income

Net income was $8.0 million for the second quarter of 2019, an 18.7% increase over net income of $6.7 million for the second quarter of 2018. Net income per diluted common share for the second quarter of 2019 was $0.26, a 19.4% increase compared to $0.22 per diluted common share for the same period in 2018. Net income was $15.0 million for the six months ended June 30, 2019, an 18.4% increase over net income of $12.7 million for the six months ended June 30, 2018. Net income per diluted common share for the six months ended June 30, 2019 was $0.49, a 10.0% increase compared to $0.45 per diluted common share for the six months ended June 30, 2018.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the level of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate. Management’s ability to respond to changes in interest rates by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Company’s primary source of earnings.

Average Balances and Yields

The following tables show, for the three and six months ended June 30, 2019 and 2018, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	June 30, 2019			June 30, 2018
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$38,142	$171	1.80%	$25,082	$65	1.04%
Investment Securities:
Taxable Investment Securities	140,890	1,058	3.01	119,244	488	1.64
Tax-Exempt Investment Securities (1)	103,223	1,103	4.28	120,965	1,247	4.13
Total Investment Securities	244,113	2,161	3.55	240,209	1,735	2.90
Loans (2)	1,755,686	23,321	5.33	1,426,751	18,800	5.29
Federal Home Loan Bank Stock	7,694	100	5.23	5,486	54	3.95
Total Interest Earning Assets	2,045,635	25,753	5.05%	1,697,528	20,654	4.88%
Noninterest Earning Assets	24,072			17,807
Total Assets	$2,069,707			$1,715,335
Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	202,886	387	0.77%	178,775	160	0.36%
Savings and Money Market Deposits	431,716	1,938	1.80	346,009	877	1.02
Time Deposits	354,026	2,120	2.40	305,077	1,386	1.82
Brokered Deposits	266,804	1,575	2.37	225,532	1,099	1.95
Federal Funds Purchased	2,089	12	2.24	12,340	56	1.82
Notes Payable	14,000	130	3.72	16,000	146	3.66
FHLB Advances	131,385	827	2.52	76,473	372	1.95
Subordinated Debentures	24,673	393	6.39	24,570	397	6.48
Total Interest Bearing Liabilities	1,427,579	7,382	2.07%	1,184,776	4,493	1.52%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	401,480			320,581
Other Noninterest Bearing Liabilities	9,274			7,877
Total Noninterest Bearing Liabilities	410,754			328,458
Shareholders' Equity	231,374			202,101
Total Liabilities and Shareholders' Equity	$2,069,707			$1,715,335
Net Interest Income / Interest Rate Spread		18,371	2.98%		16,161	3.36%
Net Interest Margin (3)			3.60%			3.82%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(233)			(262)
Net Interest Income		$18,138			$15,899

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)

Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Six Months Ended
	June 30, 2019			June 30, 2018
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$33,071	$258	1.57%	$23,396	$115	0.98%
Investment Securities:
Taxable Investment Securities	139,651	2,031	2.93	118,485	1,121	1.91
Tax-Exempt Investment Securities (1)	106,823	2,276	4.30	117,913	2,430	4.16
Total Investment Securities	246,474	4,307	3.52	236,398	3,551	3.03
Loans (2)	1,731,928	45,500	5.30	1,390,094	35,848	5.20
Federal Home Loan Bank Stock	7,802	200	5.17	5,439	99	3.67
Total Interest Earning Assets	2,019,275	50,265	5.02%	1,655,327	39,613	4.83%
Noninterest Earning Assets	21,327			15,462
Total Assets	$2,040,602			$1,670,789
Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	192,020	619	0.65%	180,348	272	0.30%
Savings and Money Market Deposits	423,310	3,704	1.76	349,987	1,633	0.94
Time Deposits	341,836	4,001	2.36	301,724	2,643	1.77
Brokered Deposits	279,366	3,399	2.45	211,657	1,983	1.89
Federal Funds Purchased	13,459	172	2.58	20,381	174	1.72
Notes Payable	14,250	251	3.55	16,250	298	3.70
FHLB Advances	127,713	1,602	2.53	72,398	671	1.87
Subordinated Debentures	24,660	770	6.30	24,557	766	6.29
Total Interest Bearing Liabilities	1,416,614	14,518	2.07%	1,177,302	8,440	1.45%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	385,758			308,216
Other Noninterest Bearing Liabilities	9,605			9,416
Total Noninterest Bearing Liabilities	395,363			317,632
Shareholders' Equity	228,625			175,855
Total Liabilities and Shareholders' Equity	$2,040,602			$1,670,789
Net Interest Income / Interest Rate Spread		35,747	2.95%		31,173	3.38%
Net Interest Margin (3)			3.57%			3.80%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(478)			(511)
Net Interest Income		$35,269			$30,662

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)

Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following tables show the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percentage changes in average volume and average rate as they compare to each other. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, and for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

	Three Months Ended June 30, 2019
	Compared with
	Three Months Ended June 30, 2018
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$34	$72	$106
Investment Securities:
Taxable Investment Securities	89	481	570
Tax-Exempt Investment Securities	(183)	39	(144)
Total Securities	(94)	520	426
Loans	4,334	187	4,521
Federal Home Loan Bank Stock	22	24	46
Total Interest Earning Assets	$4,296	$803	$5,099

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$22	$205	$227
Savings and Money Market Deposits	217	844	1,061
Time Deposits	223	511	734
Brokered Deposits	201	275	476
Federal Funds Purchased	(46)	2	(44)
Notes Payable	(18)	2	(16)
FHLB Advances	267	188	455
Subordinated Debentures	2	(6)	(4)
Total Interest Bearing Liabilities	868	2,021	2,889
Net Interest Income	$3,428	$(1,218)	$2,210

	Six Months Ended June 30, 2019
	Compared with
	Six Months Ended June 30, 2018
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	47	96	143
Investment Securities:
Taxable Investment Securities	200	710	910
Tax Exempt Investment Securities	(228)	74	(154)
Total Securities	(28)	784	756
Loans	8,815	837	9,652
Federal Home Loan Bank Stock	43	58	101
Total Interest Earning Assets	$8,877	$1,775	$10,652

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	18	329	347
Savings and Money Market Deposits	342	1,729	2,071
Time Deposits	351	1,007	1,358
Brokered Deposits	634	782	1,416
Federal Funds Purchased	(59)	57	(2)
Notes Payable	(37)	(10)	(47)
FHLB Advances	513	418	931
Subordinated Debentures	3	1	4
Total Interest Bearing Liabilities	1,765	4,313	6,078
Net Interest Income	$7,112	$(2,538)	$4,574

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Second Quarter of 2019 Compared to Second Quarter of 2018

Net interest income was $18.1 million for the second quarter of 2019, an increase of $2.2 million, or 14.1%, compared to $15.9 million for the second quarter of 2018. The increase in net interest income was largely attributable to growth in average interest earning assets due to particularly strong organic growth in the loan portfolio.

Net interest margin (on a fully tax-equivalent basis) for the second quarter of 2019 was 3.60%, compared to 3.82% for the second quarter of 2018, a decrease of 22 basis points. While net interest margin has benefitted from the repricing of variable-rate loans and the origination of new loans at higher rates, it has compressed due to decreased loan fees recognized and increased rates on deposits and borrowings.

Average interest earning assets for the second quarter of 2019 increased $348.1 million, or 20.5%, to $2.05 billion from $1.70 billion for the second quarter of 2018. This increase in average interest earning assets was primarily due to continued organic growth in the loan portfolio. Average interest bearing liabilities increased $242.8 million, or 20.5%, to $1.43 billion for the second quarter of 2019, from $1.18 billion for the second quarter of 2018. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits, brokered deposits, and FHLB advances, offset partially by a decrease in federal funds purchased.

Average interest earning assets produced a tax-equivalent yield of 5.05% for the second quarter of 2019, compared to 4.88% for the second quarter of 2018. The average rate paid on interest bearing liabilities was 2.07% for the second quarter of 2019, compared to 1.52% for the second quarter of 2018.

Interest Income. Total interest income on a tax-equivalent basis was $25.8 million for the second quarter of 2019, compared to $20.7 million for the second quarter of 2018. The $5.1 million, or 24.7%, increase in total interest income on a tax-equivalent basis was primarily due to organic growth in the loan portfolio.

Interest income on the investment securities portfolio on a fully-tax equivalent basis increased $426,000, or 24.6%, during the second quarter of 2019, compared to the second quarter of 2018 due to a $3.9 million, or 1.6%, increase in average balances between the periods, as well as a 65 basis point increase in the aggregate portfolio yield.

Interest income on loans for the second quarter of 2019 was $23.3 million, compared to $18.8 million for the second quarter of 2018. The $4.5 million, or 24.0%, increase was due to a 23.1% increase in the average balance of loans outstanding and a 4 basis point increase in the average yield on loans. The increase in the average balance of loans outstanding was due to organic loan growth. The increase in yield on the loan portfolio resulted primarily from repricing of variable-rate loans and new loan production at yields accretive to the existing portfolio yield, and was partially offset by a decrease in loan fee income. While deferred loan fees are regularly amortized into income, fluctuations in the level of loan fees recognized can vary based on prepayments and other factors.

A summary of interest and fees recognized on loans for the dates indicated is as follows:

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Interest	5.10%	5.07%	4.98%	4.87%	4.80%
Fees	0.23	0.20	0.29	0.38	0.49
Yield on Loans	5.33%	5.27%	5.27%	5.25%	5.29%

Interest Expense. Interest expense on interest bearing liabilities increased $2.9 million, or 64.3%, to $7.4 million for the second quarter of 2019, compared to $4.5 million for the second quarter of 2018, due to increases in interest rates paid and average balances of both deposits and borrowings.

Interest expense on deposits increased to $6.0 million for the second quarter of 2019, compared to $3.5 million for the second quarter of 2018. The $2.5 million, or 70.9%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 19.0% combined with a 43 basis point increase in the average rate paid. The increase in the average balance of deposits resulted primarily from increases in savings and money market deposits, time deposits, and brokered deposits. The increase in the average rate paid was primarily due to the impact of higher market interest rates demanded on deposits in the local and wholesale markets.

Interest expense on borrowings increased $390,000 to $1.4 million for the second quarter of 2019, compared to $971,000 for the second quarter of 2018. This increase was primarily due to increased rate and average balance of FHLB advances, offset in part by a reduction in interest expense on federal funds purchased as a result of a decrease in the average balance of this type of borrowing.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net interest income was $35.3 million for the six months ended June 30, 2019, an increase of $4.6 million, or 15.0%, compared to $30.7 million for the six months ended June 30, 2018. The increase in net interest income was largely attributable to growth in average interest earning assets due to continued organic growth in the loan portfolio.

Net interest margin (on a fully tax-equivalent basis) for the six months ended June 30, 2019 was 3.57%, compared to 3.80% for the six months ended June 30, 2018, a decrease of 23 basis points. While net interest margin has benefitted from the repricing of variable-rate loans and the origination of new loans at higher rates, it has compressed due to decreased loan fees recognized and increased rates on deposits and borrowings.

Average interest earning assets for the six months ended June 30, 2019 increased $363.9 million, or 22.0%, to $2.02 billion from $1.66 billion for the six months ended June 30, 2018. This increase in average interest earning assets was due to continued organic growth in the loan portfolio. Average interest bearing liabilities increased $239.3 million, or 20.3%, to $1.42 billion for the six months ended June 30, 2019, from $1.18 billion for the six months ended June 30, 2018. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits, brokered deposits, and FHLB advances, offset partially by a decrease in federal funds purchased.

Average interest earning assets produced a tax-equivalent yield of 5.02% for the six months ended June 30, 2019, compared to 4.83% for the six months ended June 30, 2018. The average rate paid on interest bearing liabilities was 2.07% for the six months ended June 30, 2019, compared to 1.45% for the six months ended June 30, 2018.

Interest Income. Total interest income on a tax-equivalent basis was $50.3 million for the six months ended June 30, 2019, compared to $39.6 million for the six months ended June 30, 2018. The $10.7 million, or 26.9%, increase in total interest income on a tax-equivalent basis was primarily due to organic growth in the loan portfolio.

Interest income on the investment securities portfolio on a fully-tax equivalent basis increased $756,000, or 21.3%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to a $10.1 million, or 4.3%, increase in average balances between the periods, as well as a 49 basis point increase in the aggregate portfolio yield.

Interest income on loans for the six months ended June 30, 2019 was $45.5 million, compared to $35.8 million for the six months ended June 30, 2018. The $9.7 million, or 26.9%, increase was primarily due to a 24.6% increase in the average balance of loans outstanding and a 10 basis point increase in the average yield on loans. The increase in the average balance of loans outstanding was due to organic loan growth. The increase in yield on the loan portfolio resulted primarily from repricing of variable-rate loans and new loan production at yields accretive to the existing portfolio yield, and was partially offset by a decrease in loan fee income.

Interest Expense. Interest expense on interest bearing liabilities increased $6.1 million, or 72.0%, to $14.5 million for the six months ended June 30, 2019, compared to $8.4 million for the six months ended June 30, 2018, due to increases in interest rates paid and average balances of both deposits and borrowings.

Interest expense on deposits increased to $11.7 million for the six months ended June 30, 2019, compared to $6.5 million for the six months ended June 30, 2018. The $5.2 million, or 79.5%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 18.5% combined with a 48 basis point increase in the average rate paid. The increase in the average balance of deposits resulted primarily from increases in savings and money market deposits, time deposits, and brokered deposits. The increase in the average rate paid was primarily due to the impact of higher market interest rates demanded on deposits in the local and wholesale markets.

Interest expense on borrowings increased $886,000 to $2.8 million for the six months ended June 30, 2019, compared to $1.9 million for the six months ended June 30, 2018. This increase was primarily due to an increased rate and average balance of FHLB advances, offset in part by a reduction in interest expense on notes payable as a result of a decreased principal balance.

Provision for Loan Losses

The provision for loan losses was $600,000 for the second quarter of 2019, a decrease of $300,000, compared to the provision for loan losses of $900,000 for the second quarter of 2018. The provision for loan losses was $1.2 million for the six months ended June 30, 2019, a decrease of $300,000 compared to the provision for loan losses of $1.5 million for the six months ended June 30, 2018. The decrease in the provision for loan losses compared to both prior periods relates to decreased charge-offs and increased recoveries. The allowance for loan losses to total gross loans ratio was 1.20% and 1.21% as of June 30, 2019 and 2018, respectively.

A reconciliation of the Company’s allowance for loan losses for the three and six month periods ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at Beginning of Period	$20,607	$17,121	$20,031	$16,502
Provision for Loan Losses	600	900	1,200	1,500
Charge-offs	(3)	(361)	(39)	(373)
Recoveries	158	6	170	37
Balance at End of Period	$21,362	$17,666	$21,362	$17,666

Noninterest Income

Noninterest income was $1.1 million and $485,000 for the second quarter of 2019 and 2018, respectively, an increase of $649,000. Noninterest income was $1.8 million and $872,000 for the six months ended June 30, 2019 and 2018, respectively, an increase of $896,000. The increase in both periods was primarily due to increased gains on sales of securities as well as a decrease in loss on sales of foreclosed assets. The following table presents the major components of noninterest income for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2019	2018	(Decrease)	2019	2018	(Decrease)
Noninterest Income:
Customer Service Fees	$189	$185	$4	$380	$355	$25
Net Gain (Loss) on Sales of Securities	463	(59)	522	458	(59)	517
Net Loss on Sales of Foreclosed Assets	—	(141)	141	—	(137)	137
Letter of Credit Fees	213	297	(84)	459	367	92
Debit Card Interchange Fees	109	96	13	197	188	9
Other Income	160	107	53	274	158	116
Totals	$1,134	$485	$649	$1,768	$872	$896

Noninterest Expense

Second Quarter of 2019 Compared to Second Quarter of 2018

Noninterest expense was $9.5 million for the second quarter of 2019, an increase of $3.0 million, or 46.6%, from $6.5 million for the second quarter of 2018. The increase was primarily driven by a $1.4 million increase in amortization of tax credit investments and an $818,000 increase in salaries and employee benefits as a result of merit increases and increased staff to meet the needs of the Company’s growth.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Noninterest expense was $17.4 million for the six months ended June 30, 2019, an increase of $4.4 million, or 33.6%, from $13.0 million for the six months ended June 30, 2018. The increase was attributed to the amortization of tax credit investments of $1.6 million and continued investments in employees, technology, marketing, and other operating costs to meet the needs of the Company’s growth and brand awareness efforts.

The Company expects future increases in noninterest expense as the Company continues investing in infrastructure to support balance sheet growth. Management remains focused on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls. Full-time equivalent employees increased from 125 at the end of the second quarter of 2018 to 150 at the end of the second quarter of 2019. The increase includes key strategic hires in deposit gathering, lending, and other supportive roles.

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

The efficiency ratio was 50.1% for the second quarter of 2019, compared to 39.0% for the second quarter of 2018. While the recognition of the tax credits increases operating expenses, and concurrently the efficiency ratio, it directly reduces income tax expense and the effective tax rate. The adjusted efficiency ratio, which excludes the impact of the amortization of tax credit investments, remained relatively consistent at 42.7% for the second quarter of 2019, compared to 39.0% for the second quarter of 2018. The adjusted efficiency ratio for the six months ended June 30, 2019 and 2018 was 42.9% and 40.8%, respectively.

The following table presents the major components of noninterest expense for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2019	2018	(Decrease)	2019	2018	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$5,124	$4,306	$818	$9,926	$8,624	$1,302
Occupancy and Equipment	785	597	188	1,441	1,171	270
FDIC Insurance Assessment	285	165	120	570	435	135
Data Processing	151	126	25	304	158	146
Professional and Consulting Fees	451	222	229	839	523	316
Information Technology and Telecommunications	208	220	(12)	444	403	41
Marketing and Advertising	404	280	124	869	564	305
Intangible Asset Amortization	47	47	—	95	95	—
Amortization of Tax Credit Investments	1,390	—	1,390	1,567	—	1,567
Other Expense	629	501	128	1,304	1,023	281
Totals	$9,474	$6,464	$3,010	$17,359	$12,996	$4,363

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

Income tax expense was $1.2 million for the second quarter of 2019, compared to $2.3 million for the second quarter of 2018. The effective combined federal and state income tax rate for the second quarter of 2019 was 12.9%, compared to 25.2% for the second quarter of 2018. Income tax expense was $3.5 million for the six months ended June 30, 2019, compared to $4.3 million for the six months ended June 30, 2018. The effective combined federal and state income tax rate for the six months ended June 30, 2019 and 2018 was 18.7% and 25.5%, respectively. The lower effective combined rate compared to both prior periods was due to the recognition of tax credits that became eligible to be applied in 2019.

Financial Condition

Assets

Total assets at June 30, 2019 were $2.12 billion, an increase of $149.9 million, or 7.6%, over total assets of $1.97 billion at December 31, 2018, and an increase of $370.7 million, or 21.1%, over total assets of $1.75 billion at June 30, 2018.

Investment Securities Portfolio

The investment securities portfolio is used to make various term investments and is intended to provide the Company with adequate liquidity, a source of stable income, and at times, serve as collateral for certain types of deposits. Investment balances in the investment securities portfolio are subject to change over time based on funding needs and interest rate risk management objectives. The liquidity levels take into account anticipated future cash flows and are maintained at levels management believes are appropriate to ensure future flexibility in meeting anticipated funding needs.

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

Securities available for sale were $241.9 million at June 30, 2019, compared to $253.4 million at December 31, 2018, a decrease of $11.5 million or 4.5%. At June 30, 2019, municipal securities represented 42.8% of the investment securities portfolio, government agency mortgage-backed securities represented 19.2% of the portfolio, SBA securities represented 17.4% of the portfolio, corporate securities represented 13.9% of the portfolio, U.S. treasury securities represented 6.2% of the portfolio, and other mortgage-backed securities represented 0.5% of the portfolio. The following table presents the amortized cost and fair value of securities available for sale, by type, at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury Securities	$14,924	$14,942	$17,862	$17,897
SBA Securities	42,803	42,215	49,876	49,054
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	1,467	1,482	6,357	6,137
Issued by FNMA and FHLMC	203	205	314	314
Other Residential Mortgage-Backed Securities	34,024	34,244	25,252	24,539
Commercial Mortgage-Backed Securities	10,248	10,461	15,443	14,736
All Other Commercial MBS	1,250	1,250	1,450	1,450
Total MBS	47,192	47,642	48,816	47,176
Municipal Securities	98,380	103,440	117,991	118,133
Corporate Securities	33,216	33,686	21,170	21,118
Total	$236,515	$241,925	$255,715	$253,378

Loan Portfolio

The Company focuses on lending to borrowers located or investing in the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area across a diverse range of industries and property types. The Company lends primarily to commercial customers, consisting of loans secured by nonfarm, nonresidential properties, multifamily residential properties, land, and non-real estate business assets. Responsive service, local decision making, and an efficient turnaround time from application to closing have been significant factors in growing the loan portfolio.

The Company manages concentrations of credit exposure through a risk management program which implements formalized processes and procedures specifically for managing and mitigating risk within the loan portfolio. The processes and procedures include board and management oversight, commercial real estate exposure limits, portfolio monitoring tools, management information systems, market reports, underwriting standards, internal and external loan review, and stress testing.

Total gross loans increased $120.0 million, or 7.2%, to $1.78 billion at June 30, 2019, compared to $1.66 billion at December 31, 2018 and increased $321.6 million, or 22.0%, from $1.46 billion at June 30, 2018.  The commercial, multifamily, and commercial real estate (“CRE”) nonowner occupied categories contributed most significantly to the $120.0 million growth in the six months ended June 30, 2019. As of June 30, 2019, commercial loans increased $27.0 million, or 10.3%, multifamily loans increased $29.3 million, or 7.2%, and nonowner occupied CRE loans increased $53.9 million, or 11.0%, when compared to December 31, 2018. Collectively, the Company’s annualized loan growth for the six months ended June 30, 2019 was 14.4%. The Company has controlled loan growth by increasing participations sold to other financial institutions by $42.6 million, bringing total participations sold to $198.3 million at June 30, 2019, compared to December 31, 2018.

The following table details the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Commercial	$287,804	16.1%	$284,807	16.5%	$260,833	15.7%	$235,502	14.7%	$204,072	14.0%
Construction and Land Development	195,568	11.0	178,782	10.4	210,041	12.6	187,919	11.8	164,492	11.2
Real Estate Mortgage:
1 - 4 Family Mortgage	247,029	13.8	233,131	13.5	226,773	13.6	224,124	14.0	213,265	14.6
Multifamily	437,198	24.5	417,975	24.3	407,934	24.5	389,511	24.3	340,888	23.3
CRE Owner Occupied	68,681	3.9	66,130	3.8	64,458	3.9	65,905	4.1	65,891	4.5
CRE Nonowner Occupied	544,579	30.5	538,998	31.3	490,632	29.5	492,499	30.8	470,437	32.1
Total Real Estate Mortgage Loans	1,297,487	72.7	1,256,234	72.9	1,189,797	71.5	1,172,039	73.2	1,090,481	74.5
Consumer and Other	4,044	0.2	3,806	0.2	4,260	0.2	4,504	0.3	4,275	0.3
Total Loans, Gross	1,784,903	100.0%	1,723,629	100.0%	1,664,931	100.0%	1,599,964	100.0%	1,463,320	100.0%
Allowance for Loan Losses	(21,362)		(20,607)		(20,031)		(18,949)		(17,666)
Net Deferred Loan Fees	(5,157)		(4,791)		(4,515)		(4,308)		(4,058)
Total Loans, Net	$1,758,384		$1,698,231		$1,640,385		$1,576,707		$1,441,596

The Company’s primary focus has been on real estate mortgage lending, which constituted 72.7% of the portfolio as of June 30, 2019. The composition of the portfolio remained consistent with prior periods and although the Company expects continued growth, it does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of June 30, 2019, CRE loans totaled $1.18 billion, consisting of $544.6 million of loans secured by nonowner occupied CRE, $437.2 million of loans secured by multifamily residential properties and $195.6 million of construction and land development loans. CRE loans represented 66.0% of the total gross loan portfolio and 481.7% of the Bank’s total risk-based capital at June 30, 2019.

The following table details time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at June 30, 2019 and December 31, 2018:

	As of June 30, 2019
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$132,551	$109,467	$45,786
Construction and Land Development	128,626	63,607	3,335
Real Estate Mortgage:
1 - 4 Family Mortgage	48,684	167,678	30,667
Multifamily	77,458	137,554	222,186
CRE Owner Occupied	6,524	28,244	33,913
CRE Nonowner Occupied	61,737	259,228	223,614
Total Real Estate Mortgage Loans	194,403	592,704	510,380
Consumer and Other	965	2,535	544
Total Loans, Gross	$456,545	$768,313	$560,045
Interest Rate Sensitivity:
Fixed Interest Rates	$159,816	$562,341	$155,737
Floating or Adjustable Rates	296,729	205,972	404,308
Total Loans, Gross	$456,545	$768,313	$560,045

	As of December 31, 2018
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$127,439	$92,689	$40,705
Construction and Land Development	155,117	33,292	21,632
Real Estate Mortgage:
1 - 4 Family Mortgage	43,795	154,864	28,114
Multifamily	41,773	147,129	219,032
CRE Owner Occupied	7,948	25,287	31,223
CRE Nonowner Occupied	63,266	254,842	172,524
Total Real Estate Mortgage Loans	156,782	582,122	450,893
Consumer and Other	1,207	2,360	693
Total Loans, Gross	$440,545	$710,463	$513,923
Interest Rate Sensitivity:
Fixed Interest Rates	$154,318	$537,119	$162,901
Floating or Adjustable Rates	286,227	173,344	351,022
Total Loans, Gross	$440,545	$710,463	$513,923

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

The following table presents information on loan classifications at June 30, 2019. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$—	$582	$582
Construction and Land Development	145	2,751	2,896
Real Estate Mortgage:
1 - 4 Family Mortgage	2,151	1,710	3,861
CRE Owner Occupied	—	1,692	1,692
CRE Nonowner Occupied	3,153	—	3,153
Total Real Estate Mortgage Loans	5,304	3,402	8,706
Consumer and Other	23	54	77
Totals	$5,472	$6,789	$12,261

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real estate acquired through foreclosure). Nonaccrual loans totaled $1.6 million and $581,000 as of June 30, 2019 and December 31, 2018, respectively, an increase of $1.0 million. There were no loans 90 days past due and still accruing as of June 30, 2019 or December 31, 2018. There was $1.0 million of foreclosed assets as of June 30, 2019 and no foreclosed assets as of December 31, 2018.

The following table summarizes nonperforming assets, by category, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Nonaccrual Loans:
Commercial	$8	$8
Construction and Land Development	188	198
Real Estate Mortgage:
1 - 4 Family Mortgage	305	317
Consumer and Other	54	58
Total Nonaccrual Loans	$555	$581
Total Nonperforming Loans	$555	$581
Plus: Foreclosed Assets	1,033	—
Total Nonperforming Assets (1)	$1,588	$581
Total Restructured Accruing Loans	281	181
Total Nonperforming Assets and Restructured Accruing Loans	$1,869	$762
Nonaccrual Loans to Total Loans	0.03%	0.03%
Nonperforming Loans to Total Loans	0.03	0.03
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.09	0.03
Nonperforming Assets and Restructured Accruing Loans to Total Loans Plus Foreclosed Assets	0.10	0.05

(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets.

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

At June 30, 2019, the allowance for loan losses was $21.4 million, an increase of $1.3 million from $20.0 million at December 31, 2018. Net charge-offs totaled $(155,000) (net recoveries) during the second quarter of 2019 and $355,000 during the second quarter of 2018. The allowance for loan losses as a percentage of total loans was 1.20% at June 30, 2019 and December 31, 2018.

The following is a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance, Beginning of Period	$20,607	$17,121	$20,031	$16,502
Charge-offs:
Commercial	—	—	19	—
Construction and Land Development	—	357	—	357
Consumer and Other	3	4	20	16
Total Charge-offs	3	361	39	373
Recoveries:
Commercial	1	2	3	22
Construction and Land Development	1	—	1	—
Real Estate Mortgage:
1 - 4 Family Mortgage	153	3	162	13
Consumer and Other	3	1	4	2
Total Recoveries	158	6	170	37
Net Charge-offs	(155)	355	(131)	336
Provision for Loan Losses	600	900	1,200	1,500
Balance at End of Period	$21,362	$17,666	$21,362	$17,666
Gross Loans, End of Period	1,784,903	1,463,320	1,784,903	1,463,320
Average Loans	1,755,686	1,426,751	1,731,928	1,390,094
Net Charge-offs (Recoveries) (Annualized) to Average Loans	(0.04)%	0.10%	(0.02)%	0.05%
Allowance to Total Gross Loans	1.20%	1.21%	1.20%	1.21%

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	June 30,		December 31,
	2019		2018
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$3,181	14.9%	$2,898	14.5%
Construction and Land Development	2,246	10.5	2,451	12.2
Real Estate Mortgage:
1 - 4 Family Mortgage	2,827	13.2	2,597	13.0
Multifamily	4,994	23.3	4,644	23.2
CRE Owner Occupied	844	4.0	808	4.0
CRE Nonowner Occupied	6,485	30.4	5,872	29.3
Total Real Estate Mortgage Loans	15,150	70.9	13,921	69.5
Consumer and Other	66	0.3	65	0.3
Unallocated	719	3.4	696	3.5
Total Allowance for Loan Losses	$21,362	100.0%	$20,031	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table details the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$409,198	24.1%	$404,937	24.6%	$369,203	23.6%	$342,292	23.1%	$323,320	22.8%
Interest Bearing Transaction Deposits	231,318	13.6	180,459	11.0	179,567	11.5	175,455	11.9	178,045	12.6
Savings and Money Market Deposits	456,447	26.9	434,186	26.4	402,639	25.8	416,140	28.1	381,942	27.0
Time Deposits	359,338	21.1	346,163	21.1	318,356	20.4	290,887	19.7	300,701	21.3
Brokered Deposits	242,964	14.3	277,921	16.9	291,169	18.7	254,314	17.2	230,683	16.3
Total Deposits	$1,699,265	100.0%	$1,643,666	100.0%	$1,560,934	100.0%	$1,479,088	100.0%	$1,414,691	100.0%

Total deposits at June 30, 2019 were $1.70 billion, an increase of $138.3 million, or 8.9%, compared to total deposits of $1.56 billion at December 31, 2018, and an increase of $284.6 million, or 20.1%, over total deposits of $1.41 billion at June 30, 2018. Noninterest bearing deposits were $409.2 million at June 30, 2019, compared to $369.2 million at December 31, 2018, and $323.3 million at June 30, 2018. Noninterest bearing deposits comprised 24.1% of total deposits at June 30, 2019, compared to 23.6% at December 31, 2018, and 22.8% at June 30, 2018.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. At June 30, 2019, total brokered deposits were $243.0 million, a decrease of $48.2 million, or 16.6%, compared to total brokered deposits of $291.2 million at December 31, 2018. The decrease in brokered deposits as a percent of total deposits is primarily attributable to the Company’s success in growing core deposits. The core deposit growth supported a strategy whereby the Company was able to exercise embedded call features on approximately $60 million of higher rate, brokered time deposits during the six months ended June 30, 2019. The Company exercised the embedded optionality to decrease brokered deposit exposure, reissue brokered time deposits at lower rates, and utilize other funding sources, such as FHLB advances.

The following table presents the average balance and average rate paid on each of the following deposit categories for the three months ended June 30, 2019 and June 30, 2018:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$401,480	—%	$320,581	—%
Interest Bearing Transaction Deposits	202,886	0.77	178,775	0.36
Savings and Money Market Deposits	431,716	1.80	346,009	1.02
Time Deposits < $250,000	231,349	2.28	196,013	1.91
Time Deposits > $250,000	122,678	2.63	109,064	1.67
Brokered Deposits	266,804	2.37	225,532	1.95
Total Deposits	$1,656,913	1.46%	$1,375,974	1.03%

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs of clients and fund loan growth. The following table summarizes overnight borrowings, which consist of federal funds purchased from correspondent banks on an overnight basis at the prevailing overnight market rates and the weighted average interest rates paid for the periods presented:

	As of and for the	As of and for the
	Three Months Ended	Three Months Ended
(dollars in thousands)	June 30, 2019	June 30, 2018
Outstanding at Period-End	$—	$—
Average Amount Outstanding	2,089	12,340
Maximum Amount Outstanding at any Month-End	8,000	31,000
Weighted Average Interest Rate:
During Period	2.24%	1.82%
End of Period	2.38%	2.10%

Other Borrowings

At June 30, 2019, other borrowings outstanding consisted of FHLB advances of $142.5 million and notes payable of $14.0 million. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $187.8 million and $122.1 million at June 30, 2019 and December 31, 2018, respectively, based on collateral amounts pledged.

Additionally, the Company has borrowing capacity from other sources. As of June 30, 2019, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets available for collateral as of the applicable date, the Bank’s borrowing availability was approximately $90.0 million and $114.1 million at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, the Company had no outstanding advances.

The Company has a swap agreement with an unaffiliated third party in order to hedge interest rate risk associated with the notes payable. This agreement provides for the Company to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by the one-month LIBOR.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations at June 30, 2019:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$1,098,470	$—	$—	$—	$1,098,470
Time Deposits	232,878	278,785	89,132	—	600,795
Notes Payable	2,000	12,000	—	—	14,000
FHLB Advances	21,000	34,000	72,500	15,000	142,500
Subordinated Debentures	—	—	—	25,000	25,000
Commitment to Fund Tax Credit Investments	5,067	—	—	—	5,067
Operating Lease Obligations	1,080	1,014	637	1,293	4,024
Totals	$1,360,495	$325,799	$162,269	$41,293	$1,889,856

On August 27, 2018, the Bank and Reuter Walton Commercial, LLC (the “Contractor”) entered into a Standard Form of Agreement Between Owner and Contractor and the corresponding General Conditions of the Contract for Construction (collectively, the “Construction Contract”). Under the Construction Contract, the Contractor will construct the core and shell of a new headquarters building for the Bank in St. Louis Park, Minnesota, and the Bank will pay the Contractor a contract price consisting of the cost of work plus a fee equal to 3.75% of the cost of work, subject to a guaranteed maximum price of $23.0 million, with anticipated construction completed in 2020. As of June 30, 2019, $6.9 million has been paid under this Construction Contract.

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

Shareholders’ Equity

Shareholders’ equity at June 30, 2019 was $229.1 million, an increase of $8.1 million, or 3.7%, over shareholders’ equity of $221.0 million at December 31, 2018, primarily due to $15.0 million of net income and a $5.3 million increase in accumulated other comprehensive income, partially offset by $12.6 million of stock repurchases. The increase in accumulated other comprehensive income primarily resulted from interest rate fluctuations between periods.

Stock Repurchase Program. On January 22, 2019, the Company adopted a stock repurchase program. Under the repurchase program, the Company is authorized to repurchase up to $15 million of its common stock in open market transactions or through privately negotiated transactions at the Company’s discretion. During the three and six months ended June 30, 2019, the Company repurchased 1,125,945 shares of common stock, representing approximately 4% of the Company’s outstanding shares. Shares were repurchased at a weighted average price of $11.20 for a total of $12.6 million.  All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At June 30, 2019, the remaining amount that could be used to repurchase shares under the stock repurchase program was $2.4 million.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

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

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2019. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$264,671	13.70%	$154,553	8.00%	$202,851	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	221,806	11.48	115,915	6.00	164,213	8.50	N/A	N/A
Common Equity Tier 1 Capital	221,806	11.48	86,936	4.50	135,234	7.00	N/A	N/A
Tier 1 Leverage Ratio	221,806	10.75	82,551	4.00	82,551	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$244,419	12.67%	$154,339	8.00%	$202,569	10.50%	$192,923	10.00%
Tier 1 Risk-Based Capital	226,235	11.73	115,754	6.00	163,985	8.50	154,339	8.00
Common Equity Tier 1 Capital	226,235	11.73	86,815	4.50	135,046	7.00	125,400	6.50
Tier 1 Leverage Ratio	226,235	10.99	82,372	4.00	82,372	4.00	102,965	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$263,909	14.55%	$145,111	8.00%	$179,121	9.875%	N/A	N/A
Tier 1 Risk-Based Capital	218,888	12.07	108,833	6.00	142,844	7.875	N/A	N/A
Common Equity Tier 1 Capital	218,888	12.07	81,625	4.50	115,635	6.375	N/A	N/A
Tier 1 Leverage Ratio	218,888	11.23	77,971	4.00	77,971	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$230,865	12.76%	$144,776	8.00%	$178,707	9.875%	$180,970	10.00%
Tier 1 Risk-Based Capital	210,474	11.63	108,582	6.00	142,514	7.875	144,776	8.00
Common Equity Tier 1 Capital	210,474	11.63	81,436	4.50	115,368	6.375	117,630	6.50
Tier 1 Leverage Ratio	210,474	10.82	77,795	4.00	77,795	4.00	97,244	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a capital conservation buffer that was added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a four year phase-in period that began on January 1, 2016, and was fully phased-in on January 1, 2019, at 2.5%. The required phase-in capital conservation buffer during 2018 was 1.875%. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At June 30, 2019, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table sets forth credit arrangements and financial instruments whose contract amounts represent credit risk as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Fixed	Variable	Fixed	Variable
	(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$122,840	$333,738	$58,611	$336,421
Letters of Credit	22,339	56,068	33,899	47,154
Totals	$145,179	$389,806	$92,510	$383,575

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

The Company manages liquidity by maintaining adequate levels of cash and other assets from on- and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities available for sale, which are referred to as primary liquidity. In regards to off-balance sheet capacity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of Minneapolis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which the Company refers to as secondary liquidity. In addition, the Bank is a member of the American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of June 30, 2019, the Company had no borrowings outstanding through the AFX.

The following tables provide a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Cash and Cash Equivalents	$66,389	$28,444
Securities Available for Sale	241,925	253,378
Less: Pledged Securities	—	—
Total Primary Liquidity	$308,314	$281,822
Ratio of Primary Liquidity to Total Deposits	18.1%	18.1%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$187,835	$122,120
Net Secured Borrowing Capacity with the Federal Reserve Bank	89,965	114,051
Unsecured Borrowing Capacity with Correspondent Lenders	105,000	90,000
Total Secondary Liquidity	$382,800	$326,171
Ratio of Primary and Secondary Liquidity to Total Deposits	40.7%	39.0%

During the six months ended June 30, 2019, primary liquidity increased by $26.5 million due to a $37.9 million increase in cash and cash equivalents, partially offset by a $11.5 million decrease in securities available for sale, when compared to December 31, 2018. Secondary liquidity increased by $56.6 million as of June 30, 2019 when compared to

December 31, 2018, due to a $65.7 million increase in the borrowing capacity on the secured borrowing line with the FHLB and a $15.0 million increase in unsecured borrowing capacity with correspondent lenders, partially offset by a $24.1 million decrease in the borrowing capacity on the secured credit line with the Federal Reserve Bank.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At June 30, 2019, core deposits totaled approximately $1.33 billion and represented 78.3% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At June 30, 2019, brokered deposits totaled $243.0 million, consisting of $241.5 million of brokered time deposits and $1.5 million of non-maturity brokered money market and transaction accounts. At December 31, 2018, brokered deposits totaled $291.2 million, consisting of $264.2 million of brokered time deposits and $27.0 million of non-maturity brokered money market accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of June 30, 2019, the Company was in compliance with all established liquidity guidelines.

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

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2019	2019	2018	2018	2018	2019	2018
(dollars in thousands)
Efficiency Ratio
Noninterest Expense	$9,474	$7,885	$11,040	$7,526	$6,464	$17,359	$12,996
Less: Amortization of Intangible Assets	(47)	(48)	(48)	(48)	(47)	(95)	(95)
Adjusted Noninterest Expense	$9,427	$7,837	$10,992	$7,478	$6,417	$17,264	$12,901
Net Interest Income	18,138	17,131	17,442	16,634	15,899	35,269	30,662
Noninterest Income	1,134	634	857	814	485	1,768	872
Less: (Gain) Loss on Sales of Securities	(463)	5	17	49	59	(458)	59
Adjusted Operating Revenue	$18,809	$17,770	$18,316	$17,497	$16,443	$36,579	$31,593
Efficiency Ratio	50.1%	44.1%	60.0%	42.7%	39.0%	47.2	40.8

Adjusted Efficiency Ratio
Noninterest Expense	$9,474	$7,885	$11,040	$7,526	$6,464	$17,359	$12,996
Less: Amortization of Tax Credit Investments	(1,390)	(177)	(3,278)	(15)	—	(1,567)	—
Less: Amortization of Intangible Assets	(47)	(48)	(48)	(48)	(47)	(95)	(95)
Adjusted Noninterest Expense	$8,037	$7,660	$7,714	$7,463	$6,417	$15,697	$12,901
Net Interest Income	18,138	17,131	17,442	16,634	15,899	35,269	30,662
Noninterest Income	1,134	634	857	814	485	1,768	872
Less: (Gain) Loss on Sales of Securities	(463)	5	17	49	59	(458)	59
Adjusted Operating Revenue	$18,809	$17,770	$18,316	$17,497	$16,443	$36,579	$31,593
Adjusted Efficiency Ratio	42.7%	43.1%	42.1%	42.7%	39.0%	42.9	40.8

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common Equity	$229,137	$231,775	$220,998	$210,852	$205,927
Less: Intangible Assets	(3,582)	(3,630)	(3,678)	(3,726)	(3,773)
Tangible Common Equity	225,555	228,145	217,320	207,126	202,154
Total Assets	2,123,631	2,048,111	1,973,741	1,885,793	1,752,918
Less: Intangible Assets	(3,582)	(3,630)	(3,678)	(3,726)	(3,773)
Tangible Assets	$2,120,049	$2,044,481	$1,970,063	$1,882,067	$1,749,145
Tangible Common Equity/Tangible Assets	10.64%	11.16%	11.03%	11.01%	11.56%

Tangible Book Value Per Share
Book Value Per Common Share	$7.90	$7.70	$7.34	$7.01	$6.85
Less: Effects of Intangible Assets	(0.12)	(0.12)	(0.12)	(0.12)	(0.13)
Tangible Book Value Per Common Share	$7.78	$7.58	$7.22	$6.89	$6.72

Average Tangible Common Equity
Average Common Equity	$231,374	$225,844	$215,254	$208,773	$202,101	$228,625	$175,855
Less: Effects of Average Intangible Assets	(3,605)	(3,653)	(3,701)	(3,748)	(3,796)	(3,630)	(3,820)
Average Tangible Common Equity	$227,769	$222,191	$211,553	$205,025	$198,305	$224,995	$172,035

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2019 are presented in the table below. The projections assume immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

Change (basis points) in Interest Rates	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base
+400	$73,941	11.92%
+300	72,051	9.06
+200	70,096	6.10
+100	68,065	3.03
0	66,063	—
−100	62,984	(4.66)
−200	60,988	(7.68)

The table above indicates that as of June 30, 2019, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 11.92% increase in net interest income. In the event of an immediate 200 basis point decrease in interest rates, the Company would experience a 7.68% decrease in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2019, the end of the fiscal quarter covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table presents stock purchases made during the second quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2019	6,003	$10.65	6,003	$14,936,054
May 1 - 31, 2019	761,472	11.18	761,472	6,422,603
June 1 - 30, 2019	358,470	11.26	358,470	2,385,331
Total	1,125,945	$11.20	1,125,945	$2,385,331

(1)

On January 22, 2019, the Company's Board of Directors authorized the Company to repurchase up to $15 million of its outstanding common stock. The Company may repurchase these shares from time to time in the open market in accordance with Rule 10b-18 of the Exchange Act or in privately negotiated transactions at the Company's discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of the Company’s common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. This repurchase program is authorized for a 24-month period and does not require the Company to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time, at the Company’s discretion. On July 23, 2019, the Company’s Board of Directors approved a $10 million increase to the Company’s stock repurchase program, increasing the authorization to repurchase common stock under the program from a total of $15 million to up to a total of $25 million. The stock repurchase program continues through January 22, 2021.

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: August 8, 2019	By:	/s/ Jerry Baack
	Name:	Jerry Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Joe Chybowski
	Name:	Joe Chybowski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)