Form 10-Q
period 2019-09-30
Bridgewater Bancshares Inc
filed 2019-11-07
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the Common Stock outstanding as of November 5, 2019 was 28,781,162.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$89,619	$28,444
Bank-Owned Certificates of Deposit	2,654	3,305
Securities Available for Sale, at Fair Value	263,803	253,378
Loans, Net of Allowance for Loan Losses of $22,124 at September 30, 2019 (unaudited) and $20,031 at December 31, 2018	1,818,306	1,640,385
Federal Home Loan Bank (FHLB) Stock, at Cost	8,024	7,614
Premises and Equipment, Net	25,764	13,074
Accrued Interest	6,519	6,589
Goodwill	2,626	2,626
Other Intangible Assets, Net	909	1,052
Other Assets	14,115	17,274
Total Assets	$2,232,339	$1,973,741

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$478,493	$369,203
Interest Bearing	1,323,743	1,191,731
Total Deposits	1,802,236	1,560,934
Federal Funds Purchased	—	18,000
Notes Payable	13,500	15,000
FHLB Advances	141,500	124,000
Subordinated Debentures, Net of Issuance Costs	24,707	24,630
Accrued Interest Payable	1,763	1,806
Other Liabilities	12,574	8,373
Total Liabilities	1,996,280	1,752,743

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value
Authorized 10,000,000; None Issued and Outstanding at September 30, 2019 (unaudited) and December 31, 2018	—	—
Common Stock- $0.01 par value
Common Stock - Authorized 75,000,000; Issued and Outstanding 28,781,162 at September 30, 2019 (unaudited) and 30,097,274 at December 31, 2018	288	301
Additional Paid-In Capital	111,670	126,031
Retained Earnings	119,066	96,234
Accumulated Other Comprehensive Income (Loss)	5,035	(1,568)
Total Shareholders' Equity	236,059	220,998
Total Liabilities and Equity	$2,232,339	$1,973,741

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans, Including Fees	$24,220	$20,207	$69,720	$56,055
Investment Securities	1,910	1,790	5,739	4,830
Other	442	139	900	353
Total Interest Income	26,572	22,136	76,359	61,238

INTEREST EXPENSE
Deposits	6,209	4,322	17,932	10,853
Notes Payable	127	144	378	442
FHLB Advances	908	488	2,510	1,159
Subordinated Debentures	393	401	1,163	1,167
Federal Funds Purchased	—	147	172	321
Total Interest Expense	7,637	5,502	22,155	13,942

NET INTEREST INCOME	18,935	16,634	54,204	47,296
Provision for Loan Losses	900	1,275	2,100	2,775

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	18,035	15,359	52,104	44,521

NONINTEREST INCOME
Customer Service Fees	184	184	564	539
Net Gain (Loss) on Sales of Available for Sale Securities	58	(49)	516	(108)
Net Gain (Loss) on Sales of Foreclosed Assets	69	(88)	69	(225)
Other Income	635	767	1,565	1,480
Total Noninterest Income	946	814	2,714	1,686

NONINTEREST EXPENSE
Salaries and Employee Benefits	5,915	4,910	15,841	13,534
Occupancy and Equipment	761	596	2,202	1,767
Other Expense	2,408	2,020	8,400	5,221
Total Noninterest Expense	9,084	7,526	26,443	20,522

INCOME BEFORE INCOME TAXES	9,897	8,647	28,375	25,685
Provision for Income Taxes	2,092	2,184	5,543	6,526
NET INCOME	$7,805	$6,463	$22,832	$19,159

EARNINGS PER SHARE
Basic	$0.27	$0.22	$0.77	$0.67
Diluted	0.27	0.21	0.76	0.66
Dividends Paid Per Share	—	—	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$7,805	$6,463	$22,832	$19,159
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	2,014	(2,253)	10,218	(6,551)
Unrealized Gains (Losses) on Cash Flow Hedge	(326)	5	(1,344)	155
Reclassification Adjustment for (Gains) Losses Realized in Income	(58)	49	(516)	108
Income Tax Impact	(343)	462	(1,755)	1,374
Total Other Comprehensive Income (Loss), Net of Tax	1,287	(1,737)	6,603	(4,914)
Comprehensive Income	$9,092	$4,726	$29,435	$14,245

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Nine Months Ended September 30, 2019 and 2018

(dollars in thousands, except share data)

(Unaudited)

							Accumulated
					Additional		Other
	Shares		Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Voting	Nonvoting	Voting	Nonvoting	Capital	Earnings	Income (Loss)	Total

BALANCE June 30, 2018	27,235,832	2,823,542	$272	$28	$125,516	$82,010	$(1,899)	$205,927
Stock-based Compensation	—	—	—	—	199	—	—	199
Comprehensive Income (Loss)	—	—	—	—	—	6,463	(1,737)	4,726
BALANCE September 30, 2018	27,235,832	2,823,542	$272	$28	$125,715	$88,473	$(3,636)	$210,852

BALANCE June 30, 2019	28,986,729	—	$290	$—	$113,838	$111,261	$3,748	$229,137
Stock-based Compensation	—	—	—	—	175	—	—	175
Comprehensive Income	—	—	—	—	—	7,805	1,287	9,092
Stock Options Exercised	—	—	—	—	—	—	—	—
Stock Repurchases	(205,567)	—	(2)	—	(2,343)	—	—	(2,345)
BALANCE September 30, 2019	28,781,162	—	$288	$—	$111,670	$119,066	$5,035	$236,059

							Accumulated
					Additional		Other
	Shares		Common Stock		Paid-In	Retained	Comprehensive
Nine Months Ended	Voting	Nonvoting	Voting	Nonvoting	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2017	20,834,001	3,845,860	$208	$38	$66,324	$69,508	$1,084	$137,162
Stock-based Compensation	—	—	—	—	588	—	—	588
Comprehensive Income (Loss)	—	—	—	—	—	19,159	(4,914)	14,245
Issuance of Common Stock, Net of Issuance Costs	5,379,513	—	54	—	58,803	—	—	58,857
Conversion of Non-voting Stock to Voting Stock	1,022,318	(1,022,318)	10	(10)	—	—	—	—
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act to Retained Earnings	—	—	—	—	—	(194)	194	—
BALANCE September 30, 2018	27,235,832	2,823,542	$272	$28	$125,715	$88,473	$(3,636)	$210,852

BALANCE December 31, 2018	30,097,274	—	$301	$—	$126,031	$96,234	$(1,568)	$220,998
Stock-based Compensation	—	—	—	—	524	—	—	524
Comprehensive Income	—	—	—	—	—	22,832	6,603	29,435
Stock Options Exercised	15,400	—	—	—	61	—	—	61
Stock Repurchases	(1,331,512)	—	(13)	—	(14,946)	—	—	(14,959)
BALANCE September 30, 2019	28,781,162	—	$288	$—	$111,670	$119,066	$5,035	$236,059

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$22,832	$19,159
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	1,865	2,309
Net (Gain) Loss on Sales of Securities Available for Sale	(516)	108
Provision for Loan Losses	2,100	2,775
Depreciation and Amortization of Premises and Equipment	662	560
Amortization of Other Intangible Assets	143	143
Amortization of Subordinated Debt Issuance Costs	77	77
Net (Gain) Loss on Sale of Foreclosed Assets	(69)	225
Stock-based Compensation	524	588
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	129	(4,897)
Accrued Interest Payable and Other Liabilities	4,158	1,176
Net Cash Provided by Operating Activities	31,905	22,223

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-owned Certificates of Deposit	651	(233)
Proceeds from Sales of Securities Available for Sale	42,864	21,590
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	28,693	17,298
Purchases of Securities Available for Sale	(73,628)	(59,043)
Net Increase in Loans	(181,054)	(252,975)
Net Increase in FHLB Stock	(410)	(2,667)
Purchases of Premises and Equipment	(13,352)	(1,832)
Proceeds from Sales of Foreclosed Assets	1,102	356
Net Cash Used in Investing Activities	(195,134)	(277,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	241,302	139,738
Net Increase (Decrease) in Federal Funds Purchased	(18,000)	30,000
Principal Payments on Notes Payable	(1,500)	(1,500)
Proceeds from FHLB Advances	37,500	35,000
Principal Payments on FHLB Advances	(20,000)	(9,000)
Stock Options Exercised	61	58,857
Stock Repurchases	(14,959)	—
Net Cash Provided by Financing Activities	224,404	253,095

NET CHANGE IN CASH AND CASH EQUIVALENTS	61,175	(2,188)
Cash and Cash Equivalents Beginning	28,444	23,725
Cash and Cash Equivalents Ending	$89,619	$21,537

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$22,121	$14,043
Cash Paid for Income Taxes	3,800	5,590
Loans Transferred to Foreclosed Assets	1,033	—

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

Bridgewater Risk Management, a subsidiary of the Company, was incorporated in 2016 as a wholly owned insurance company. It insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Bridgewater Risk Management pools resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10‑Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the nine-month period ended September 30, 2019 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019.

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

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (modified by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments Credit Losses and ASU 2019-05, Financial Instruments Credit Losses – Targeted Transition Relief.) The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. In October, 2019, the FASB voted to approve an amendment to the effective date of ASU No. 2016-13 for smaller reporting companies and non-SEC reporting entities. The amendment would delay the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As an emerging growth company, the Company can take advantage of this delay. The final ASU is expected to be issued in November 2019.

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

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. This ASU provides clarifications to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing essential information about leasing transactions. Specifically, this ASU (i) states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there isn’t a significant amount of time between acquisition of the asset and lease commencement, (ii) allows for the cash flows received for sales-type and direct financing leases to continue to be presented as results from investing, and (iii) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. In October, 2019, the FASB voted to approve an amendment to the effective date of ASU No. 2019-01 for smaller reporting companies and non-SEC reporting entities. The amendment would delay the effective date to fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. As an emerging growth company, the Company can take advantage of this delay. The final ASU is expected to be issued in

November 2019. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections, which amends certain SEC sections or paragraphs within the Accounting Standards Codification to reflect changes in SEC Final Rule Releases No. 33-10532, “Disclosure Update and Simplification,” and 33-10231 and 33-10442, “Investment Company Reporting Modernization.” Other revisions in ASU No. 2019-07 update language in the codification to match the electronic Code of Federal Regulations. The amendments became effective upon addition to the FASB Codification and there is no impact on the consolidated financial statements.

Subsequent Events

Subsequent events have been evaluated through November 7, 2019, which is the date the consolidated financial statements were available to be issued.

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

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income Available to Common Shareholders	$7,805	$6,463	$22,832	$19,159
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	28,820,144	30,059,374	29,535,589	28,640,601
Stock Options	677,817	430,274	645,967	430,275
Weighted Average Common Stock Outstanding (Dilutive)	29,497,961	30,489,648	30,181,556	29,070,876

Basic Earnings per Common Share	$0.27	$0.22	$0.77	$0.67
Diluted Earnings per Common Share	0.27	0.21	0.76	0.66

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at September 30, 2019 and December 31, 2018:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$9,975	$12	$(1)	$9,986
Municipal Bonds	98,821	6,766	(22)	105,565
Mortgage-Backed Securities	55,959	917	(157)	56,719
Corporate Securities	39,712	515	(72)	40,155
SBA Securities	48,963	38	(634)	48,367
Asset-Backed Securities	3,008	3	—	3,011
Total Securities Available for Sale	$256,438	$8,251	$(886)	$263,803

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$17,862	$54	$(19)	$17,897
Municipal Bonds	117,991	1,257	(1,115)	118,133
Mortgage-Backed Securities	48,816	52	(1,692)	47,176
Corporate Securities	21,170	72	(124)	21,118
SBA Securities	49,876	13	(835)	49,054
Total Securities Available for Sale	$255,715	$1,448	$(3,785)	$253,378

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2019
U.S. Treasury Securities	$4,998	$(1)	$—	$—	$4,998	$(1)
Municipal Bonds	429	(1)	1,382	(21)	1,811	(22)
Mortgage-Backed Securities	21,335	(117)	3,462	(40)	24,797	(157)
Corporate Securities	8,515	(72)	—	—	8,515	(72)
SBA Securities	9,467	(39)	33,575	(595)	43,042	(634)
Total Securities Available for Sale	$44,744	$(230)	$38,419	$(656)	$83,163	$(886)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2018
U.S. Treasury Securities	$14,866	$(19)	$—	$—	$14,866	$(19)
Municipal Bonds	15,405	(199)	34,172	(916)	49,577	(1,115)
Mortgage-Backed Securities	1,751	(21)	41,776	(1,671)	43,527	(1,692)
Corporate Securities	9,063	(74)	1,996	(50)	11,059	(124)
SBA Securities	28,186	(366)	15,878	(469)	44,064	(835)
Total Securities Available for Sale	$69,271	$(679)	$93,822	$(3,106)	$163,093	$(3,785)

At September 30, 2019, 100 debt securities had unrealized losses with aggregate depreciation of approximately 1.1% from the Company’s amortized cost basis. At December 31, 2018, 195 debt securities had unrealized losses with aggregate depreciation of approximately 2.3% from the Company’s amortized cost basis. These unrealized losses relate principally to changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold these debt securities for the foreseeable future, no declines were deemed to be other than temporary as of September 30, 2019.

The following is a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of September 30, 2019. Call date is used when a call of the debt security is expected, which is determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

September 30, 2019	Amortized Cost	Fair Value
Due in One Year or Less	$21,240	$21,302
Due After One Year Through Five Years	42,786	43,908
Due After Five Years Through 10 Years	73,733	77,922
Due After 10 Years	10,749	12,574
Subtotal	148,508	155,706
Mortgage-Backed Securities	55,959	56,719
SBA Securities	48,963	48,367
Asset-Backed Securities	3,008	3,011
Totals	$256,438	$263,803

As of September 30, 2019 and December 31, 2018, the securities portfolio was unencumbered.

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Proceeds From Sales of Securities	$2,555	$10,640	$42,864	$21,590
Gross Gains on Sales	58	237	774	289
Gross Losses on Sales	—	(286)	(258)	(397)

Note 4: Loans

The following table presents the components of the loan portfolio at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Commercial	$291,723	$260,833
Construction and Land Development	216,054	210,041
Real Estate Mortgage:
1-4 Family Mortgage	254,782	226,773
Multifamily	456,257	407,934
CRE Owner Occupied	71,209	64,458
CRE Non-owner Occupied	551,992	490,632
Total Real Estate Mortgage Loans	1,334,240	1,189,797
Consumer and Other	4,201	4,260
Total Loans, Gross	1,846,218	1,664,931
Allowance for Loan Losses	(22,124)	(20,031)
Net Deferred Loan Fees	(5,788)	(4,515)
Total Loans, Net	$1,818,306	$1,640,385

The following table presents the activity in the allowance for loan losses, by segment, for the three months ended September 30, 2019 and 2018:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Three Months Ended September 30, 2019	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$3,181	$2,246	$2,827	$4,994	$844	$6,485	$66	$719	$21,362
Provision for Loan Losses	196	196	(15)	183	5	50	18	267	900
Loans Charged-off	(141)	—	—	—	—	—	(3)	—	(144)
Recoveries of Loans	2	—	3	—	—	—	1	—	6
Total Ending Allowance Balance	$3,238	$2,442	$2,815	$5,177	$849	$6,535	$82	$986	$22,124

Three Months Ended September 30, 2018
Allowance for Loan Losses:
Beginning Balance	$2,248	$1,965	$2,567	$3,552	$823	$5,611	$57	$843	$17,666
Provision for Loan Losses	362	244	(47)	757	—	127	8	(176)	1,275
Loans Charged-off	—	(1)	—	—	—	—	(10)	—	(11)
Recoveries of Loans	1	—	16	—	—	—	2	—	19
Total Ending Allowance Balance	$2,611	$2,208	$2,536	$4,309	$823	$5,738	$57	$667	$18,949

The following table presents the activity in the allowance for loan losses, by segment, for the nine months ended September 30, 2019 and 2018:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Nine Months Ended September 30, 2019	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$2,898	$2,451	$2,597	$4,644	$808	$5,872	$65	$696	$20,031
Provision for Loan Losses	495	(10)	53	533	41	663	35	290	2,100
Loans Charged-off	(160)	—	—	—	—	—	(23)	—	(183)
Recoveries of Loans	5	1	165	—	—	—	5	—	176
Total Ending Allowance Balance	$3,238	$2,442	$2,815	$5,177	$849	$6,535	$82	$986	$22,124

Nine Months Ended September 30, 2018
Allowance for Loan Losses:
Beginning Balance	$2,435	$1,892	$2,317	$3,170	$956	$5,087	$60	$585	$16,502
Provision for Loan Losses	153	674	190	1,139	(133)	651	19	82	2,775
Loans Charged-off	—	(358)	—	—	—	—	(26)	—	(384)
Recoveries of Loans	23	—	29	—	—	—	4	—	56
Total Ending Allowance Balance	$2,611	$2,208	$2,536	$4,309	$823	$5,738	$57	$667	$18,949

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of September 30, 2019 and December 31, 2018:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Allowance for Loan Losses at September 30, 2019	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Individually Evaluated for Impairment	$57	$50	$60	$—	$—	$—	$14	$—	$181
Collectively Evaluated for Impairment	3,181	2,392	2,755	5,177	849	6,535	68	986	21,943
Totals	$3,238	$2,442	$2,815	$5,177	$849	$6,535	$82	$986	$22,124

Allowance for Loan Losses at December 31, 2018
Individually Evaluated for Impairment	$8	$—	$17	$—	$22	$—	$—	$—	$47
Collectively Evaluated for Impairment	2,890	2,451	2,580	4,644	786	5,872	65	696	19,984
Totals	$2,898	$2,451	$2,597	$4,644	$808	$5,872	$65	$696	$20,031

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Loans at September 30, 2019	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Individually Evaluated for Impairment	$132	$2,156	$1,963	$—	$337	$—	$14	$4,602
Collectively Evaluated for Impairment	291,591	213,898	252,819	456,257	70,872	551,992	4,187	1,841,616
Totals	$291,723	$216,054	$254,782	$456,257	$71,209	$551,992	$4,201	$1,846,218

Loans at December 31, 2018
Individually Evaluated for Impairment	$8	$198	$1,676	$—	$365	$—	$58	$2,305
Collectively Evaluated for Impairment	260,825	209,843	225,097	407,934	64,093	490,632	4,202	1,662,626
Totals	$260,833	$210,041	$226,773	$407,934	$64,458	$490,632	$4,260	$1,664,931

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Construction and Land Development	$2,106	$2,715	$—	$198	$807	$—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	155	155	—	157	157	—
1st REM - 1-4 Family	617	617	—	253	253	—
1st REM - Rentals	758	758	—	957	957	—
CRE Owner Occupied	337	337	—	209	209	—
Consumer and Other	—	—	—	58	78	—
Totals	3,973	4,582	—	1,832	2,461	—

Loans With An Allowance for Loan Losses:
Commercial	132	247	57	8	8	8
Construction and Land Development	50	50	50	—	—	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	305	331	42	309	336	17
1st REM - Rentals	128	128	18	—	—	—
CRE Owner Occupied	—	—	—	156	156	22
Consumer and Other	14	14	14	—	—	—
Totals	629	770	181	473	500	47
Grand Totals	$4,602	$5,352	$181	$2,305	$2,961	$47

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Construction and Land Development	$2,410	$35	$214	$—	$2,734	$122	$217	$—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	155	2	157	2	156	6	159	7
1st REM - 1-4 Family	617	6	372	3	617	18	376	8
1st REM - Rentals	760	11	971	12	766	29	981	36
Multifamily	—	—	65	1	—	—	65	2
CRE Owner Occupied	338	5	501	7	406	17	512	21
Consumer and Other	—	—	64	—	—	—	67	—
Totals	4,280	59	2,344	25	4,679	192	2,377	74

Loans With An Allowance for Loan Losses:
Commercial	133	6	14	—	138	7	14	—
Construction and Land Development	50	1	—	—	50	1	—	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	305	—	322	—	306	—	328	—
LOCs and 2nd REM - Rentals	—	—	64	1	—	—	64	2
1st REM - Rentals	128	3	—	—	129	3	—	—
CRE Owner Occupied	—	—	158	2	—	—	158	5
Consumer and Other	14	2	—	—	54	2	—	—
Totals	630	12	558	3	677	13	564	7
Grand Totals	$4,910	$71	$2,902	$28	$5,356	$205	$2,941	$81

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

The following tables present the risk category of loans by loan segment as of September 30, 2019 and December 31, 2018, based on the most recent analysis performed by management:

	September 30, 2019
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$291,569	$22	$108	$24	$291,723
Construction and Land Development	213,757	141	2,156	—	216,054
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,782	137	—	—	30,919
1st REM - 1-4 Family	37,924	125	795	—	38,844
LOCs and 2nd REM - Rentals	13,488	481	460	—	14,429
1st REM - Rentals	168,499	1,382	709	—	170,590
Multifamily	456,257	—	—	—	456,257
CRE Owner Occupied	69,527	—	1,682	—	71,209
CRE Non-owner Occupied	548,888	3,104	—	—	551,992
Consumer and Other	4,187	—	14	—	4,201
Totals	$1,834,878	$5,392	$5,924	$24	$1,846,218

	December 31, 2018
	Pass	Watch	Substandard	Doubtful	Total
Commercial	$260,225	$600	$8	$—	$260,833
Construction and Land Development	207,174	2,669	198	—	210,041
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,669	587	—	—	31,256
1st REM - 1-4 Family	37,526	126	253	—	37,905
LOCs and 2nd REM - Rentals	11,341	628	474	—	12,443
1st REM - Rentals	142,357	1,854	958	—	145,169
Multifamily	407,934	—	—	—	407,934
CRE Owner Occupied	62,223	—	2,235	—	64,458
CRE Non-owner Occupied	487,438	3,194	—	—	490,632
Consumer and Other	4,202	—	58	—	4,260
Totals	$1,651,089	$9,658	$4,184	$—	$1,664,931

The following tables present the aging of the recorded investment in past due loans by loan segment as of September 30, 2019 and December 31, 2018:

	Accruing Interest
		30-89 Days	90 Days or
September 30, 2019	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$291,691	$—	$—	$32	$291,723
Construction and Land Development	215,822	—	—	232	216,054
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,919	—	—	—	30,919
1st REM - 1-4 Family	38,844	—	—	—	38,844
LOCs and 2nd REM - Rentals	14,124	—	—	305	14,429
1st REM - Rentals	170,331	—	—	259	170,590
Multifamily	456,257	—	—	—	456,257
CRE Owner Occupied	71,209	—	—	—	71,209
CRE Non-owner Occupied	551,992	—	—	—	551,992
Consumer and Other	4,201	—	—	—	4,201
Totals	$1,845,390	$—	$—	$828	$1,846,218

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2018	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$260,813	$12	$—	$8	$260,833
Construction and Land Development	209,843	—	—	198	210,041
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,939	—	—	317	31,256
1st REM - 1-4 Family	37,705	200	—	—	37,905
LOCs and 2nd REM - Rentals	12,443	—	—	—	12,443
1st REM - Rentals	145,169	—	—	—	145,169
Multifamily	407,934	—	—	—	407,934
CRE Owner Occupied	64,360	98	—	—	64,458
CRE Non-owner Occupied	490,632	—	—	—	490,632
Consumer and Other	4,201	1	—	58	4,260
Totals	$1,664,039	$311	$—	$581	$1,664,931

At September 30, 2019, there were three loans classified as troubled debt restructurings with a current outstanding balance of $460. In comparison, at December 31, 2018, there were three loans classified as troubled debt restructurings with an outstanding balance of $437. There was one new loan classified as a troubled debt restructuring during the nine month period ended September 30, 2019, and no loans classified as troubled debt restructurings during the previous twelve months subsequently defaulted during the nine months ended September 30, 2019.

Note 5: Deposits

The following table presents the composition of deposits at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Transaction Deposits	$722,382	$548,770
Savings and Money Market Deposits	470,518	402,639
Time Deposits	363,308	318,356
Brokered Deposits	246,028	291,169
Totals	$1,802,236	$1,560,934

Note 6: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents the Company’s investments in qualified affordable housing projects and other tax credit investments at September 30, 2019 and December 31, 2018:

		September 30, 2019		December 31, 2018
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$2,220	$—	$2,436	$—
Federal Historic Tax Credit (FHTC)	Equity	1,890	3,451	1,814	3,226
Total		$4,110	$3,451	$4,250	$3,226

(1)	All commitments are expected to be paid by the Company by December 31, 2020.

The following table presents the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization Expense (1)
LIHTC	$72	$76	$216	$237
FHTC	530	15	2,097	15
Total	$602	$91	$2,313	$252
Tax Benefit Recognized (2)
LIHTC	$(83)	$(83)	$(248)	$(248)
FHTC	(641)	(12)	(2,539)	(12)
Total	$(724)	$(95)	$(2,787)	$(260)

(1)	The amortization expense for the LIHTC investments are included in income tax expense. The amortization for the FHTC tax credits are included in noninterest expense.
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

The Company’s exposure to credit loss is represented by the contractual, or notional, amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. Because some of the commitments are expected to expire without being drawn upon and some of the commitments may not be drawn upon to the total extent of the commitment, the notional amount of these commitments does not necessarily represent future cash requirements.

The following commitments were outstanding at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Unfunded Commitments Under Lines of Credit	$491,472	$395,032
Letters of Credit	80,324	81,053
Totals	$571,796	$476,085

The Company had outstanding letters of credit with the FHLB in total amounts of $85,809 and $129,152 at September 30, 2019 and December 31, 2018, respectively, on behalf of customers and to secure public deposits.

On August 27, 2018, the Bank and Reuter Walton Commercial, LLC (the “Contractor”) entered into a Standard Form of Agreement Between Owner and Contractor and the corresponding General Conditions of the Contract for Construction (collectively, the “Construction Contract”). Under the Construction Contract, the Contractor is constructing the core and shell of a new headquarters building for the Bank in St. Louis Park, Minnesota, and the Bank is required to pay the Contractor a contract price consisting of the cost of work plus a fee equal to 3.75% of the cost of work, subject to a guaranteed maximum price of $23,000, with anticipated construction completed in 2020. As of September 30, 2019, $12,437 has been paid under this Construction Contract.

Legal Contingencies

Neither the Company nor any of its subsidiaries is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Bank’s business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

Note 8: Stock Options

In 2017, the Company approved the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, and employees for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the estimated fair market value of the Company’s stock on the date of grant and an option’s maximum term is ten years. All outstanding options have been granted with a vesting period of five years. As September 30, 2019 and December 31, 2018, there were 488,600 and 540,000, respectively, unissued shares of the Company’s common stock authorized for option grants under the 2017 Plan.

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

The weighted average assumptions used in the model for valuing stock option grants for the nine months ended September 30, 2019, are as follows:

	September 30,
	2019
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	21.95%
Risk-Free Interest Rate	1.65%

The following table presents a summary of the status of the Company’s stock option plans for the nine months ended September 30, 2019:

	September 30, 2019
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,807,100	$6.24
Granted	60,000	11.13
Exercised	(15,400)	4.00
Forfeitures	(8,600)	10.65
Outstanding at Period End	1,843,100	$6.39

Options Exercisable at Period End	833,296	$4.18

For the three months ended September 30, 2019 and 2018, the Company recognized compensation expense for stock options of $175 and $199, respectively. For the nine months ended September 30, 2019 and 2018, the Company recognized compensation expense for stock options of $524 and $588, respectively.

The following table presents information pertaining to options outstanding at September 30, 2019:

	Options Outstanding				Options Exercisable
	Number	Remaining			Number
Exercise Price	Outstanding	Contractual Life		Exercise Price	Outstanding
$1.65	7,500	2.1	Years	$1.65	7,500
2.13	80,000	3.5	Years	2.13	80,000
3.00	490,000	4.3	Years	3.00	490,000
3.58	50,000	5.3	Years	3.58	40,000
7.47	1,030,600	8.0	Years	7.47	201,796
13.22	25,000	8.6	Years	13.22	5,000
12.86	45,000	8.9	Years	12.86	9,000
12.94	30,000	9.0	Years	12.94	—
11.59	25,000	9.1	Years	11.59	—
11.15	10,000	9.4	Years	11.15	—
11.13	50,000	9.9	Years	11.13	—
Totals	1,843,100	6.8	Years	$6.39	$833,296

As of September 30, 2019, there was $2,293 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2017 Plan that is expected to be recognized over a period of five years.

The following is an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the nine months ended September 30, 2019:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2018	1,086,000	$2.78
Granted	60,000	3.06
Vested	(127,596)	1.82
Forfeited	(8,600)	3.40
Nonvested Options at September 30, 2019	1,009,804	$2.92

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

The following tables present the Company and the Bank’s capital amounts and ratios as of September 30, 2019 and December 31, 2018:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$268,907	13.31%	$161,635	8.00%	$212,146	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	227,489	11.26	121,226	6.00	171,737	8.50	N/A	N/A
Common Equity Tier 1 Capital	227,489	11.26	90,920	4.50	141,431	7.00	N/A	N/A
Tier 1 Leverage Ratio	227,489	10.53	86,401	4.00	86,401	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$251,102	12.44%	$161,450	8.00%	$211,904	10.50%	$201,813	10.00%
Tier 1 Risk-Based Capital	234,391	11.61	121,088	6.00	171,541	8.50	161,450	8.00
Common Equity Tier 1 Capital	234,391	11.61	90,816	4.50	141,269	7.00	131,178	6.50
Tier 1 Leverage Ratio	234,391	10.88	86,197	4.00	86,197	4.00	107,746	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$263,909	14.55%	$145,111	8.00%	$179,121	9.875%	N/A	N/A
Tier 1 Risk-Based Capital	218,888	12.07	108,833	6.00	142,844	7.875	N/A	N/A
Common Equity Tier 1 Capital	218,888	12.07	81,625	4.50	115,635	6.375	N/A	N/A
Tier 1 Leverage Ratio	218,888	11.23	77,971	4.00	77,971	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$230,865	12.76%	$144,776	8.00%	$178,707	9.875%	$180,970	10.00%
Tier 1 Risk-Based Capital	210,474	11.63	108,582	6.00	142,514	7.875	144,776	8.00
Common Equity Tier 1 Capital	210,474	11.63	81,436	4.50	115,368	6.375	117,630	6.50
Tier 1 Leverage Ratio	210,474	10.82	77,795	4.00	77,795	4.00	97,244	5.00

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

Note 10: Stock Repurchase Program

On January 22, 2019, the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to $15.0 million of its common stock during the 24-month period beginning on January 22, 2019. The stock repurchase program permits the Company’s management to acquire shares of the Company’s common stock from time to time in the open market in accordance with Rule 10b-18 of the Exchange Act or in privately negotiated transactions at prices management considers to be attractive and in the best interests of the Company and its shareholders. The stock repurchase program does not obligate the Company to repurchase shares of its common stock.

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

On July 23, 2019, the Company’s Board of Directors approved a $10.0 million increase to the Company’s stock repurchase program, increasing the authorization to repurchase common stock under the program from a total of $15.0 million to up to a total of $25.0 million. The stock repurchase program continues through January 22, 2021.

During the three months ended September 30, 2019, the Company repurchased 205,567 shares of its common stock, representing less than 1% of the Company’s outstanding shares. Shares were repurchased at a weighted average price of $11.41 for a total of $2.3 million. During the nine months ended September 30, 2019, the Company repurchased 1,331,512 shares of its common stock, representing approximately 5% of the Company’s outstanding shares. Shares were repurchased at a weighted average price of $11.23 for a total of $15.0 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At September 30, 2019, the remaining amount that could be used to repurchase shares under the stock repurchase program was $10.0 million.

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$9,986	$—	$—	$9,986
Municipal Bonds	—	105,565	—	105,565
Mortgage-Backed Securities	—	56,719	—	56,719
Corporate Securities	—	40,155	—	40,155
SBA Securities	—	48,367	—	48,367
Asset-Backed Securities	—	3,011		3,011
Interest Rate Swaps	—	69	—	69
Total Fair Value of Financial Assets	$9,986	$253,886	$—	$263,872
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$1,061	$—	$1,061
Total Fair Value of Financial Liabilities	$—	$1,061	$—	$1,061

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$17,897	$—	$—	$17,897
Municipal Bonds	—	118,133	—	118,133
Mortgage-Backed Securities	—	47,176	—	47,176
Corporate Securities	—	21,118	—	21,118
SBA Securities	—	49,054	—	49,054
Interest Rate Swaps	—	352	—	352
Total Fair Value of Financial Assets	$17,897	$235,833	$—	$253,730

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

Interest Rate Swaps

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$448	$—	$182
Totals	$—	$448	$—	$182

	December 31, 2018
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$426	$—	$396
Totals	$—	$426	$—	$396

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

The following tables present the carrying amount and estimated fair values of financial instruments at September 30, 2019 and December 31, 2018:

	September 30, 2019
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$89,619	$89,619	$—	$—	$89,619
Bank-Owned Certificates of Deposit	2,654	—	2,682	—	2,682
Securities Available for Sale	263,803	9,986	253,817	—	263,803
FHLB Stock, at Cost	8,024	—	8,024	—	8,024
Loans, Net	1,818,306	—	1,820,514	—	1,820,514
Accrued Interest Receivable	6,519	—	6,519	—	6,519
Interest Rate Swaps	69	—	69	—	69

Financial Liabilities:
Deposits	$1,802,236	$—	$1,810,361	$—	$1,810,361
Notes Payable	13,500	—	13,461	—	13,461
FHLB Advances	141,500	—	146,616	—	146,616
Subordinated Debentures	24,707	—	25,466	—	25,466
Accrued Interest Payable	1,763	—	1,763	—	1,763
Interest Rate Swaps	1,061	—	1,061	—	1,061

	December 31, 2018
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$28,444	$28,444	$—	$—	$28,444
Bank-Owned Certificates of Deposit	3,305	—	3,292	—	3,292
Securities Available for Sale	253,378	17,897	235,481	—	253,378
FHLB Stock, at Cost	7,614	—	7,614	—	7,614
Loans, Net	1,640,385	—	1,634,196	—	1,634,196
Accrued Interest Receivable	6,589	—	6,589	—	6,589
Interest Rate Swaps	352	—	352	—	352

Financial Liabilities:
Deposits	$1,560,934	$—	$1,560,488	$—	$1,560,488
Federal Funds Purchased	18,000	—	18,000	—	18,000
Notes Payable	15,000	—	15,551	—	15,551
FHLB Advances	124,000	—	124,952	—	124,952
Subordinated Debentures	24,630	—	25,365	—	25,365
Accrued Interest Payable	1,806	—	1,806	—	1,806

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

Notes payable and subordinated debentures – The fair value of the Company’s notes payable and subordinated debt are estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

FHLB advances – The fair values of the Company’s FHLB advances are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing agreements.

Accrued interest payable – The carrying amount of accrued interest payable approximates its fair value since it is short term in nature.

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and was not material at September 30, 2019 and December 31, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2019. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018,  filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019.

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

Operating Results Overview

The following table summarizes certain key financial results for the periods indicated:

	As of and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018
Per Common Share Data (1)
Basic Earnings Per Share	$0.27	$0.27	$0.23	$0.26	$0.22
Diluted Earnings Per Share	0.27	0.26	0.23	0.25	0.21
Book Value Per Share	8.20	7.90	7.70	7.34	7.01
Tangible Book Value Per Share (2)	8.08	7.78	7.58	7.22	6.89
Basic Weighted Average Shares Outstanding	28,820,144	29,703,024	30,097,638	30,072,003	30,059,374
Diluted Weighted Average Shares Outstanding	29,497,961	30,312,039	30,706,736	30,506,824	30,489,648
Shares Outstanding at Period End	28,781,162	28,986,729	30,097,674	30,097,274	30,059,374

Selected Performance Ratios
Return on Average Assets (Annualized)	1.43%	1.55%	1.42%	1.58%	1.41%
Return on Average Common Equity (Annualized)	13.31	13.88	12.60	14.30	12.28
Return on Average Tangible Common Equity (Annualized) (2)	13.52	14.10	12.81	14.55	12.51
Yield on Interest Earning Assets	4.98	5.05	4.99	4.96	4.92
Yield on Total Loans, Gross	5.32	5.33	5.27	5.27	5.25
Cost of Interest Bearing Liabilities	2.04	2.07	2.06	1.92	1.73
Cost of Total Deposits	1.42	1.46	1.46	1.32	1.19
Net Interest Margin (3)	3.56	3.60	3.54	3.62	3.71
Efficiency Ratio (2)	45.6	50.1	44.1	60.0	42.7
Adjusted Efficiency Ratio (4)	42.9	42.7	43.1	42.1	42.7
Noninterest Expense to Average Assets (Annualized)	1.66	1.84	1.59	2.25	1.64
Adjusted Noninterest Expense to Average Assets (Annualized) (4)	1.56	1.57	1.55	1.58	1.64
Loan to Deposit Ratio	102.4	105.0	104.9	106.7	108.2
Core Deposits to Total Deposits	79.9	78.3	75.8	74.2	76.6
Tangible Common Equity to Tangible Assets (2)	10.43	10.64	11.16	11.03	11.01

(1)

Includes shares of common stock and non-voting common stock. On October 25, 2018, the Company exchanged shares of common stock for all of the outstanding shares of non-voting common stock. Following the exchange, no shares of non-voting common stock were outstanding.

(2)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(4)	Ratio excludes the amortization of tax credit investments and represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2019	2019	2019	2018	2018
Selected Balance Sheet Data
Total Assets	$2,232,339	$2,123,631	$2,048,111	$1,973,741	$1,885,793
Total Loans, Gross	1,846,218	1,784,903	1,723,629	1,664,931	1,599,964
Allowance for Loan Losses	22,124	21,362	20,607	20,031	18,949
Goodwill and Other Intangibles	3,535	3,582	3,630	3,678	3,726

Deposits	1,802,236	1,699,265	1,643,666	1,560,934	1,479,088
Tangible Common Equity (1)	232,524	225,555	228,145	217,320	207,126
Total Shareholders' Equity	236,059	229,137	231,775	220,998	210,852
Average Total Assets - Quarter-to-Date	2,168,909	2,069,707	2,011,174	1,948,909	1,816,485
Average Common Equity - Quarter-to-Date	232,590	231,374	225,844	215,254	208,773

(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2019	2019	2019	2018	2018
Selected Income Statement Data
Interest Income	$26,572	$25,520	$24,267	$23,988	$22,136
Interest Expense	7,637	7,382	7,136	6,546	5,502
Net Interest Income	18,935	18,138	17,131	17,442	16,634
Provision for Loan Losses	900	600	600	800	1,275
Net Interest Income after Provision for Loan Losses	18,035	17,538	16,531	16,642	15,359
Noninterest Income	946	1,134	634	857	814
Noninterest Expense	9,084	9,474	7,885	11,040	7,526
Income Before Income Taxes	9,897	9,198	9,280	6,459	8,647
Provision (Benefit) for Income Taxes	2,092	1,189	2,262	(1,302)	2,184
Net Income	$7,805	$8,009	$7,018	$7,761	$6,463

Discussion and Analysis of Results of Operations

Net Income

Net income was $7.8 million for the third quarter of 2019, a 20.8% increase over net income of $6.5 million for the third quarter of 2018. Net income per diluted common share for the third quarter of 2019 was $0.27, a 24.8% increase compared to $0.21 per diluted common share for the same period in 2018. Net income was $22.8 million for the nine months ended September 30, 2019, a 19.2% increase over net income of $19.2 million for the nine months ended September 30, 2018. Net income per diluted common share for the nine months ended September 30, 2019 was $0.76, a 14.8% increase compared to $0.66 per diluted common share for the nine months ended September 30, 2018.

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

Average Balances and Yields

The following tables show, for the three and nine months ended September 30, 2019 and 2018, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	September 30, 2019			September 30, 2018
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$73,970	$346	1.86%	$23,822	$72	1.20%
Investment Securities:
Taxable Investment Securities	151,319	1,095	2.87	132,197	839	2.52
Tax-Exempt Investment Securities (1)	95,575	1,031	4.28	116,042	1,204	4.12
Total Investment Securities	246,894	2,126	3.42	248,239	2,043	3.27
Loans (2)	1,805,920	24,220	5.32	1,526,765	20,207	5.25
Federal Home Loan Bank Stock	8,111	96	4.72	6,619	67	4.02
Total Interest Earning Assets	2,134,895	26,788	4.98%	1,805,445	22,389	4.92%
Noninterest Earning Assets	34,014			11,040
Total Assets	$2,168,909			$1,816,485
Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	250,667	511	0.81%	171,923	165	0.38%
Savings and Money Market Deposits	453,340	2,080	1.82	398,092	1,373	1.37
Time Deposits	359,329	2,229	2.46	295,320	1,490	2.00
Brokered Deposits	242,600	1,389	2.27	241,355	1,294	2.13
Federal Funds Purchased	—	—	—	27,391	147	2.13
Notes Payable	13,500	127	3.73	15,500	144	3.69
FHLB Advances	143,690	908	2.51	89,652	488	2.16
Subordinated Debentures	24,699	393	6.31	24,595	401	6.47
Total Interest Bearing Liabilities	1,487,825	7,637	2.04%	1,263,828	5,502	1.73%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	434,021			335,483
Other Noninterest Bearing Liabilities	14,473			8,401
Total Noninterest Bearing Liabilities	448,494			343,884
Shareholders' Equity	232,590			208,773
Total Liabilities and Shareholders' Equity	$2,168,909			$1,816,485
Net Interest Income / Interest Rate Spread		19,151	2.94%		16,887	3.19%
Net Interest Margin (3)			3.56%			3.71%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(216)			(253)
Net Interest Income		$18,935			$16,634

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)

Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Nine Months Ended
	September 30, 2019			September 30, 2018
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$46,158	$604	1.75%	$23,540	$188	1.07%
Investment Securities:
Taxable Investment Securities	143,583	3,126	2.91	125,668	1,960	2.09
Tax-Exempt Investment Securities (1)	103,032	3,307	4.29	117,284	3,634	4.14
Total Investment Securities	246,615	6,433	3.49	242,952	5,594	3.08
Loans (2)	1,756,855	69,720	5.31	1,436,152	56,055	5.22
Federal Home Loan Bank Stock	7,906	296	5.00	5,837	165	3.78
Total Interest Earning Assets	2,057,534	77,053	5.01%	1,708,481	62,002	4.85%
Noninterest Earning Assets	26,303			11,410
Total Assets	$2,083,837			$1,719,891
Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	211,784	1,130	0.71%	178,518	438	0.33%
Savings and Money Market Deposits	433,430	5,784	1.78	366,198	3,006	1.10
Time Deposits	347,731	6,230	2.40	299,566	4,099	1.83
Brokered Deposits	266,976	4,788	2.40	220,733	3,310	2.00
Federal Funds Purchased	8,923	172	2.58	22,743	321	1.89
Notes Payable	14,000	378	3.61	16,000	442	3.69
FHLB Advances	133,097	2,510	2.52	78,212	1,159	1.98
Subordinated Debentures	24,673	1,163	6.30	24,570	1,167	6.35
Total Interest Bearing Liabilities	1,440,614	22,155	2.06%	1,206,540	13,942	1.54%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	401,973			317,437
Other Noninterest Bearing Liabilities	11,289			8,965
Total Noninterest Bearing Liabilities	413,262			326,402
Shareholders' Equity	229,961			186,949
Total Liabilities and Shareholders' Equity	$2,083,837			$1,719,891
Net Interest Income / Interest Rate Spread		54,898	2.95%		48,060	3.31%
Net Interest Margin (3)			3.57%			3.76%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(694)			(764)
Net Interest Income		$54,204			$47,296

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)

Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following tables show the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percentage changes in average volume and average rate as they compare to each other. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, and for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

	Three Months Ended September 30, 2019
	Compared with
	Three Months Ended September 30, 2018
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$151	$123	$274
Investment Securities:
Taxable Investment Securities	122	134	256
Tax-Exempt Investment Securities	(213)	40	(173)
Total Securities	(91)	174	83
Loans	3,695	318	4,013
Federal Home Loan Bank Stock	15	14	29
Total Interest Earning Assets	$3,770	$629	$4,399

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$76	$270	$346
Savings and Money Market Deposits	191	516	707
Time Deposits	323	416	739
Brokered Deposits	7	88	95
Federal Funds Purchased	(147)	—	(147)
Notes Payable	(19)	2	(17)
FHLB Advances	294	126	420
Subordinated Debentures	2	(10)	(8)
Total Interest Bearing Liabilities	727	1,408	2,135
Net Interest Income	$3,043	$(779)	$2,264

	Nine Months Ended September 30, 2019
	Compared with
	Nine Months Ended September 30, 2018
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	181	235	416
Investment Securities:
Taxable Investment Securities	279	887	1,166
Tax Exempt Investment Securities	(442)	115	(327)
Total Securities	(163)	1,002	839
Loans	12,517	1,148	13,665
Federal Home Loan Bank Stock	59	72	131
Total Interest Earning Assets	$12,594	$2,457	$15,051

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	82	610	692
Savings and Money Market Deposits	552	2,226	2,778
Time Deposits	659	1,472	2,131
Brokered Deposits	693	785	1,478
Federal Funds Purchased	(195)	46	(149)
Notes Payable	(55)	(9)	(64)
FHLB Advances	813	538	1,351
Subordinated Debentures	5	(9)	(4)
Total Interest Bearing Liabilities	2,554	5,659	8,213
Net Interest Income	$10,040	$(3,202)	$6,838

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Third Quarter of 2019 Compared to Third Quarter of 2018

Net interest income was $18.9 million for the third quarter of 2019, an increase of $2.3 million, or 13.8%, compared to $16.6 million for the third quarter of 2018. The increase in net interest income was largely attributable to growth in average interest earning assets due to strong organic growth in the loan portfolio.

Net interest margin (on a fully tax-equivalent basis) for the third quarter of 2019 was 3.56%, compared to 3.71% for the third quarter of 2018, a decrease of 15 basis points. Net interest margin has benefitted from the repricing of variable-rate loans and the origination of new loans at higher rates; however, it compressed due to elevated cash balances, lower loan fees recognized and increased rates on deposits and borrowings.

Average interest earning assets for the third quarter of 2019 increased $329.5 million, or 18.2%, to $2.13 billion from $1.81 billion for the third quarter of 2018. This increase in average interest earning assets was primarily due to continued strong organic growth in the loan portfolio. Average interest bearing liabilities increased $224.0 million, or 17.7%, to $1.49 billion for the third quarter of 2019, from $1.26 billion for the third quarter of 2018. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and FHLB advances, offset partially by a decrease in federal funds purchased.

Average interest earning assets produced a tax-equivalent yield of 4.98% for the third quarter of 2019, compared to 4.92% for the third quarter of 2018. The average rate paid on interest bearing liabilities was 2.04% for the third quarter of 2019, compared to 1.73% for the third quarter of 2018.

Interest Income. Total interest income on a tax-equivalent basis was $26.8 million for the third quarter of 2019, compared to $22.4 million for the third quarter of 2018. The $4.4 million, or 19.6%, increase in total interest income on a tax-equivalent basis was primarily due to strong organic growth in the loan portfolio and an increase in the average yield on loans.

Interest income on cash investments increased $274,000, or 381.0%, during the third quarter of 2019, compared to the third quarter of 2018 due to increased liquidity, which resulted from strong deposit growth. Interest income on the investment securities portfolio on a fully-tax equivalent basis increased $83,000, or 4.1%, during the third quarter of 2019, compared to the third quarter of 2018 primarilly due to a 15 basis point increase in the aggregate portfolio yield.

Interest income on loans for the third quarter of 2019 was $24.2 million, compared to $20.2 million for the third quarter of 2018. The $4.0 million, or 19.9%, increase was due to an 18.3% increase in the average balance of loans outstanding and a 7 basis point increase in the average yield on loans. The increase in the average balance of loans outstanding was due to strong organic loan growth. The increase in yield on the loan portfolio resulted primarily from solid loan growth at yields accretive to the existing portfolio yield and has enabled the Company to offset the decrease in loan fee income. While deferred loan fees are regularly amortized into income, fluctuations in the level of loan fees recognized can vary based on prepayments and other factors.

A summary of interest and fees recognized on loans for the periods indicated is as follows:

	Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Interest	5.07%	5.10%	5.07%	4.98%	4.87%
Fees	0.25	0.23	0.20	0.29	0.38
Yield on Loans	5.32%	5.33%	5.27%	5.27%	5.25%

Interest Expense. Interest expense on interest bearing liabilities increased $2.1 million, or 38.8%, to $7.6 million for the third quarter of 2019, compared to $5.5 million for the third quarter of 2018, due to increases in interest rates paid and growth in average balances of both deposits and borrowings.

Interest expense on deposits increased to $6.2 million for the third quarter of 2019, compared to $4.3 million for the third quarter of 2018. The $1.9 million, or 43.7%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 18.0% combined with a 34 basis point increase in the average rate paid. The increase in the average balance of deposits resulted primarily from growth in interest bearing transaction deposits, savings and money market deposits, and time deposits. The increase in the average rate paid was primarily due to the impact of higher market interest rates demanded on deposits in the local and wholesale markets.

Interest expense on borrowings increased $248,000 to $1.4 million for the third quarter of 2019, compared to $1.2 million for the third quarter of 2018. This increase was primarily due to increased rate and average balance of FHLB advances, offset in part by a reduction in interest expense on federal funds purchased as a result of a decrease in the average balance of this type of borrowing.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net interest income was $54.2 million for the nine months ended September 30, 2019, an increase of $6.9 million, or 14.6%, compared to $47.3 million for the nine months ended September 30, 2018. The increase in net interest income was largely attributable to growth in average interest earning assets due to strong organic growth in the loan portfolio.

Net interest margin (on a fully tax-equivalent basis) for the nine months ended September 30, 2019 was 3.57%, compared to 3.76% for the nine months ended September 30, 2018, a decrease of 19 basis points. Net interest margin has benefitted from the repricing of variable-rate loans and the origination of new loans at higher rates; however it compressed due to elevated cash balances, lower loan fees recognized and increased rates on deposits and borrowings.

Average interest earning assets for the nine months ended September 30, 2019 increased $349.1 million, or 20.4%, to $2.06 billion from $1.71 billion for the nine months ended September 30, 2018. This increase in average interest earning assets was primarily due to continued strong organic growth in the loan portfolio. Average interest bearing liabilities increased $234.1 million, or 19.4%, to $1.44 billion for the nine months ended September 30, 2019, from $1.21 billion for the nine months ended September 30, 2018. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits, brokered deposits, and FHLB advances, offset partially by a decrease in federal funds purchased.

Average interest earning assets produced a tax-equivalent yield of 5.01% for the nine months ended September 30, 2019, compared to 4.85% for the nine months ended September 30, 2018. The average rate paid on interest bearing liabilities was 2.06% for the nine months ended September 30, 2019, compared to 1.54% for the nine months ended September 30, 2018.

Interest Income. Total interest income on a tax-equivalent basis was $77.1 million for the nine months ended September 30, 2019, compared to $62.0 million for the nine months ended September 30, 2018. The $15.1 million, or 24.3%, increase in total interest income on a tax-equivalent basis was primarily due to strong organic growth in the loan portfolio and an increase in the average yield on loans.

Interest income on cash investments increased $416,000, or 221.3%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to increased liquidity. Interest income on the investment securities portfolio on a fully-tax equivalent basis increased $839,000, or 15.0%, during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, due to a $3.7 million, or 1.5%, increase in average balances between the periods, as well as a 41 basis point increase in the aggregate portfolio yield.

Interest income on loans for the nine months ended September 30, 2019 was $69.7 million, compared to $56.1 million for the nine months ended September 30, 2018. The $13.7 million, or 24.4%, increase was primarily due to a 22.3% increase in the average balance of loans outstanding and a 9 basis point increase in the average yield on loans. The increase in the average balance of loans outstanding was due to strong organic loan growth. The increase in yield on the loan portfolio resulted primarily from solid loan growth at yields accretive to the existing portfolio yield, and was partially offset by a decrease in loan fee income.

Interest Expense. Interest expense on interest bearing liabilities increased $8.2 million, or 58.9%, to $22.2 million for the nine months ended September 30, 2019, compared to $13.9 million for the nine months ended September 30, 2018, due to increases in interest rates paid and growth in average balances of both deposits and borrowings.

Interest expense on deposits increased to $17.9 million for the nine months ended September 30, 2019, compared to $10.9 million for the nine months ended September 30, 2018. The $7.1 million, or 65.2%, increase in interest expense on deposits was primarily due to an 18.3% increase in the average balance of deposits combined with a 54 basis point increase in the average rate paid. The increase in the average balance of deposits resulted primarily from growth in savings and money market deposits, time deposits, and brokered deposits. The increase in the average rate paid was primarily due to the impact of higher market interest rates demanded on deposits in the local and wholesale markets.

Interest expense on borrowings increased $1.1 million to $4.2 million for the nine months ended September 30, 2019, compared to $3.1 million for the nine months ended September 30, 2018. This increase was primarily due to an increased rate and average balance of FHLB advances, offset in part by a reduction in interest expense on notes payable as a result of a decreased principal balance and a reduction in interest expense on federal funds purchased as a result of a decrease in the average balance of this type of borrowing.

Provision for Loan Losses

The provision for loan losses was $900,000 for the third quarter of 2019, a decrease of $375,000, compared to the provision for loan losses of $1.3 million for the third quarter of 2018. The provision for loan losses was $2.1 million for the nine months ended September 30, 2019, a decrease of $675,000 compared to the provision for loan losses of $2.8 million for the nine months ended September 30, 2018. The decrease in the provision for loan losses compared to both prior periods was primarily attributable to the strong asset quality and consistent performance of the loan portfolio within the diversified economy of the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area.  The allowance for loan losses to total gross loans ratio was 1.20% and 1.18% as of September 30, 2019 and 2018, respectively.

A reconciliation of the Company’s allowance for loan losses for the three and nine month periods ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance at Beginning of Period	$21,362	$17,666	$20,031	$16,502
Provision for Loan Losses	900	1,275	2,100	2,775
Charge-offs	(144)	(11)	(183)	(384)
Recoveries	6	19	176	56
Balance at End of Period	$22,124	$18,949	$22,124	$18,949

Noninterest Income

Noninterest income was $946,000 and $814,000 for the third quarter of 2019 and 2018, respectively, an increase of $132,000. Noninterest income was $2.7 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $1.0 million. The increase in both periods was primarily due to increased gains on sales of securities as well as decreased losses on sales of foreclosed assets. The following table presents the major components of noninterest income for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2019	2018	(Decrease)	2019	2018	(Decrease)
Noninterest Income:
Customer Service Fees	$184	$184	$—	$564	$539	$25
Net Gain (Loss) on Sales of Securities	58	(49)	107	516	(108)	624
Net Gain (Loss) on Sales of Foreclosed Assets	69	(88)	157	69	(225)	294
Letter of Credit Fees	331	447	(116)	790	814	(24)
Debit Card Interchange Fees	116	99	17	313	287	26
Other Income	188	221	(33)	462	379	83
Totals	$946	$814	$132	$2,714	$1,686	$1,028

Noninterest Expense

Third Quarter of 2019 Compared to Third Quarter of 2018

Noninterest expense was $9.1 million for the third quarter of 2019, an increase of $1.6 million, or 20.7%, from $7.5 million for the third quarter of 2018. The increase was primarily driven by a $515,000 increase in amortization of tax credit investments and a $1.0 million increase in salaries and employee benefits as a result of merit increases and increased staff to meet the needs of the Company’s growth.

The Company’s FDIC insurance assessment expense decreased to zero for the third quarter of 2019, compared to $240,000 for the third quarter of 2018. The Bank has a credit with the FDIC for a portion of premiums previously paid to the deposit insurance fund (“DIF”) that became refundable when the DIF exceeded 1.38% of insured deposits, which occurred with the June 30, 2019 computation. Additionally, if the DIF remains above 1.38% of insured deposits at September 30, 2019, the Bank will receive an additional credit of approximately $130,000 to be recorded in the fourth quarter of 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Noninterest expense was $26.4 million for the nine months ended September 30, 2019, an increase of $5.9 million, or 28.9%, from $20.5 million for the nine months ended September 30, 2018. The increase was attributed to the amortization of tax credit investments of $2.1 million and continued investments in employees, technology, marketing, and other operating costs to meet the needs of the Company’s growth and brand awareness efforts.

The Company expects future increases in noninterest expense as the Company continues investing in infrastructure to support balance sheet growth. Management remains focused on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls. Full-time equivalent employees increased from 139 at the end of the third quarter of 2018 to 158 at the end of the third quarter of 2019. The increase includes key strategic hires in deposit gathering, lending, information technology, and other supportive roles.

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

The efficiency ratio was 45.6% for the third quarter of 2019, compared to 42.7% for the third quarter of 2018. While the recognition of the tax credits increases operating expenses, and concurrently the efficiency ratio, it directly reduces income tax expense and the effective tax rate. The adjusted efficiency ratio, which excludes the impact of the amortization of tax credit investments, remained relatively consistent at 42.9% for the third quarter of 2019, compared to 42.7% for the third quarter of 2018. The adjusted efficiency ratio for the nine months ended September 30, 2019 and 2018 was 42.9% and 41.5%, respectively.

The following table presents the major components of noninterest expense for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2019	2018	(Decrease)	2019	2018	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$5,915	$4,910	$1,005	$15,841	$13,534	$2,307
Occupancy and Equipment	761	596	165	2,202	1,767	435
FDIC Insurance Assessment	—	240	(240)	570	675	(105)
Data Processing	182	167	15	486	325	161
Professional and Consulting Fees	414	313	101	1,253	836	417
Information Technology and Telecommunications	233	271	(38)	677	674	3
Marketing and Advertising	339	347	(8)	1,208	911	297
Intangible Asset Amortization	48	48	—	143	143	—
Amortization of Tax Credit Investments	530	15	515	2,097	15	2,082
Other Expense	662	619	43	1,966	1,642	324
Totals	$9,084	$7,526	$1,558	$26,443	$20,522	$5,921

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

Income tax expense was $2.1 million for the third quarter of 2019, compared to $2.2 million for the third quarter of 2018. The effective combined federal and state income tax rate for the third quarter of 2019 was 21.1%, compared to 25.3% for the third quarter of 2018. Income tax expense was $5.5 million for the nine months ended September 30, 2019, compared to $6.5 million for the nine months ended September 30, 2018. The effective combined federal and state income tax rate for the nine months ended September 30, 2019 and 2018 was 19.5% and 25.4%, respectively. The lower effective combined rate compared to both prior periods was due to the recognition of tax credits that became eligible to be applied in 2019.

Financial Condition

Assets

Total assets at September 30, 2019 were $2.23 billion, an increase of $258.6 million, or 13.1%, over total assets of $1.97 billion at December 31, 2018 and an increase of $346.5 million, or 18.4%, over total assets of $1.89 billion at September 30, 2018.

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

The investment securities portfolio consists primarily of municipal securities, U.S. government agency mortgage backed securities, and Small Business Administration, or SBA, securities, although the Company also holds U.S. treasury securities, corporate securities, asset-backed securities and other debt securities, all with varying contractual maturities. These maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $263.8 million at September 30, 2019, compared to $253.4 million at December 31, 2018, an increase of $10.4 million or 4.1%. At September 30, 2019, municipal securities represented 40.1% of the investment securities portfolio, government agency mortgage-backed securities represented 21.1% of the portfolio, SBA securities represented 18.3% of the portfolio, corporate securities represented 15.2% of the portfolio, U.S. treasury securities represented 3.8% of the portfolio, asset-backed securities represented 1.1% of the portfolio, and other mortgage-backed securities represented 0.4% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury Securities	$9,975	$9,986	$17,862	$17,897
SBA Securities	48,963	48,367	49,876	49,054
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	1,298	1,319	6,357	6,137
Issued by FNMA and FHLMC	166	168	314	314
Other Residential Mortgage-Backed Securities	41,103	41,507	25,252	24,539
Commercial Mortgage-Backed Securities	12,242	12,575	15,443	14,736
All Other Commercial MBS	1,150	1,150	1,450	1,450
Total MBS	55,959	56,719	48,816	47,176
Municipal Securities	98,821	105,565	117,991	118,133
Corporate Securities	39,712	40,155	21,170	21,118
Asset-Backed Securities	3,008	3,011	—	—
Total	$256,438	$263,803	$255,715	$253,378

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

Total gross loans increased $181.3 million, or 10.9%, to $1.85 billion at September 30, 2019, compared to $1.66 billion at December 31, 2018 and increased $246.3 million, or 15.4%, from $1.60 billion at September 30, 2018.  The commercial, multifamily, and commercial real estate (“CRE”) nonowner occupied categories contributed most significantly to the $181.3 million loan growth in the nine months ended September 30, 2019. As of September 30, 2019, commercial loans increased $30.9 million, or 11.8%, multifamily loans increased $48.3 million, or 11.8%, and nonowner occupied CRE loans increased $61.4 million, or 12.5%, when compared to December 31, 2018. Collectively, the Company’s annualized loan growth for the nine months ended September 30, 2019 was 14.6%.

The following table details the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Commercial	$291,723	15.8%	$287,804	16.1%	$284,807	16.5%	$260,833	15.7%	$235,502	14.7%
Construction and Land Development	216,054	11.7	195,568	11.0	178,782	10.4	210,041	12.6	187,919	11.8
Real Estate Mortgage:
1 - 4 Family Mortgage	254,782	13.8	247,029	13.8	233,131	13.5	226,773	13.6	224,124	14.0
Multifamily	456,257	24.7	437,198	24.5	417,975	24.3	407,934	24.5	389,511	24.3
CRE Owner Occupied	71,209	3.9	68,681	3.9	66,130	3.8	64,458	3.9	65,905	4.1
CRE Nonowner Occupied	551,992	29.9	544,579	30.5	538,998	31.3	490,632	29.5	492,499	30.8
Total Real Estate Mortgage Loans	1,334,240	72.3	1,297,487	72.7	1,256,234	72.9	1,189,797	71.5	1,172,039	73.2
Consumer and Other	4,201	0.2	4,044	0.2	3,806	0.2	4,260	0.2	4,504	0.3
Total Loans, Gross	1,846,218	100.0%	1,784,903	100.0%	1,723,629	100.0%	1,664,931	100.0%	1,599,964	100.0%
Allowance for Loan Losses	(22,124)		(21,362)		(20,607)		(20,031)		(18,949)
Net Deferred Loan Fees	(5,788)		(5,157)		(4,791)		(4,515)		(4,308)
Total Loans, Net	$1,818,306		$1,758,384		$1,698,231		$1,640,385		$1,576,707

The Company’s primary focus has been on real estate mortgage lending, which constituted 72.3% of the portfolio as of September 30, 2019. The composition of the portfolio remained consistent with prior periods and although the Company expects continued growth, it does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of September 30, 2019, CRE loans totaled $1.22 billion, consisting of $552.0 million of loans secured by nonowner occupied CRE, $456.3 million of loans secured by multifamily residential properties and $216.1 million of construction and land development loans. CRE loans represented 66.3% of the total gross loan portfolio and 487.6% of the Bank’s total risk-based capital at September 30, 2019.

The following table details time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at September 30, 2019 and December 31, 2018:

	As of September 30, 2019
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$126,176	$112,153	$53,394
Construction and Land Development	148,416	62,938	4,700
Real Estate Mortgage:
1 - 4 Family Mortgage	53,100	172,785	28,897
Multifamily	62,360	160,049	233,848
CRE Owner Occupied	4,025	29,238	37,946
CRE Nonowner Occupied	82,436	234,797	234,759
Total Real Estate Mortgage Loans	201,921	596,869	535,450
Consumer and Other	920	2,659	622
Total Loans, Gross	$477,433	$774,619	$594,166
Interest Rate Sensitivity:
Fixed Interest Rates	$141,516	$565,806	$178,405
Floating or Adjustable Rates	335,917	208,813	415,761
Total Loans, Gross	$477,433	$774,619	$594,166

	As of December 31, 2018
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$127,439	$92,689	$40,705
Construction and Land Development	155,117	33,292	21,632
Real Estate Mortgage:
1 - 4 Family Mortgage	43,795	154,864	28,114
Multifamily	41,773	147,129	219,032
CRE Owner Occupied	7,948	25,287	31,223
CRE Nonowner Occupied	63,266	254,842	172,524
Total Real Estate Mortgage Loans	156,782	582,122	450,893
Consumer and Other	1,207	2,360	693
Total Loans, Gross	$440,545	$710,463	$513,923
Interest Rate Sensitivity:
Fixed Interest Rates	$154,318	$537,119	$162,901
Floating or Adjustable Rates	286,227	173,344	351,022
Total Loans, Gross	$440,545	$710,463	$513,923

Asset Quality

The Company emphasizes credit quality in the originating and monitoring of the loan portfolio, and success in underwriting is measured by the levels of classified and nonperforming assets and net charge-offs.

Federal regulations and internal policies require the use of an asset classification system as a means of managing and reporting problem and potential problem assets. The Company has incorporated an internal asset classification system, substantially consistent with federal banking regulations, as a part of the credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the financial institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered

“uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “watch.”

The following table presents information on loan classifications at September 30, 2019. The Company had no assets classified as loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Doubtful	Total
Commercial	$22	$108	$24	$154
Construction and Land Development	141	2,156	—	2,297
Real Estate Mortgage:
1 - 4 Family Mortgage	2,125	1,964	—	4,089
CRE Owner Occupied	—	1,682	—	1,682
CRE Nonowner Occupied	3,104	—	—	3,104
Total Real Estate Mortgage Loans	5,229	3,646	—	8,875
Consumer and Other	—	14	—	14
Totals	$5,392	$5,924	$24	$11,340

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $828,000 and $581,000 as of September 30, 2019 and December 31, 2018, respectively, an increase of $247,000. There were no loans 90 days past due and still accruing as of September 30, 2019 or December 31, 2018. There were no foreclosed assets as of September 30, 2019 and December 31, 2018.

The following table summarizes nonperforming assets, by category, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Nonaccrual Loans:
Commercial	$32	$8
Construction and Land Development	232	198
Real Estate Mortgage:
1 - 4 Family Mortgage	564	317
Consumer and Other	—	58
Total Nonaccrual Loans	$828	$581
Total Nonperforming Loans	$828	$581
Total Nonperforming Assets (1)	$828	$581
Total Restructured Accruing Loans	278	181
Total Nonperforming Assets and Restructured Accruing Loans	$1,106	$762
Nonaccrual Loans to Total Loans	0.04%	0.03%
Nonperforming Loans to Total Loans	0.04	0.03
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.04	0.03
Nonperforming Assets and Restructured Accruing Loans to Total Loans Plus Foreclosed Assets	0.06	0.05

(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets.

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

At September 30, 2019, the allowance for loan losses was $22.1 million, an increase of $2.1 million from $20.0 million at December 31, 2018. Net charge-offs totaled $138,000 during the third quarter of 2019 and ($8,000) (net recoveries) during the third quarter of 2018. The allowance for loan losses as a percentage of total loans was 1.20% at September 30, 2019 and December 31, 2018.

The following is a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance, Beginning of Period	$21,362	$17,666	$20,031	$16,502
Charge-offs:
Commercial	141	—	160	—
Construction and Land Development	—	1	—	358
Consumer and Other	3	10	23	26
Total Charge-offs	144	11	183	384
Recoveries:
Commercial	2	1	5	23
Construction and Land Development	—	—	1	—
Real Estate Mortgage:
1 - 4 Family Mortgage	3	16	165	29
Consumer and Other	1	2	5	4
Total Recoveries	6	19	176	56
Net Charge-offs	138	(8)	7	328
Provision for Loan Losses	900	1,275	2,100	2,775
Balance at End of Period	$22,124	$18,949	$22,124	$18,949
Gross Loans, End of Period	1,846,218	1,599,964	1,846,218	1,559,964
Average Loans	1,805,920	1,526,765	1,756,855	1,436,152
Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.03%	—%	—%	0.03%
Allowance to Total Gross Loans	1.20%	1.18%	1.20%	1.18%

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	September 30,		December 31,
	2019		2018
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$3,238	14.6%	$2,898	14.5%
Construction and Land Development	2,442	11.0	2,451	12.2
Real Estate Mortgage:
1 - 4 Family Mortgage	2,815	12.7	2,597	13.0
Multifamily	5,177	23.4	4,644	23.2
CRE Owner Occupied	849	3.8	808	4.0
CRE Nonowner Occupied	6,535	29.6	5,872	29.3
Total Real Estate Mortgage Loans	15,376	69.5	13,921	69.5
Consumer and Other	82	0.4	65	0.3
Unallocated	986	4.5	696	3.5
Total Allowance for Loan Losses	$22,124	100.0%	$20,031	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table details the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$478,493	26.5%	$409,198	24.1%	$404,937	24.6%	$369,203	23.6%	$342,292	23.1%
Interest Bearing Transaction Deposits	243,889	13.5	231,318	13.6	180,459	11.0	179,567	11.5	175,455	11.9
Savings and Money Market Deposits	470,518	26.1	456,447	26.9	434,186	26.4	402,639	25.8	416,140	28.1
Time Deposits	363,308	20.2	359,338	21.1	346,163	21.1	318,356	20.4	290,887	19.7
Brokered Deposits	246,028	13.7	242,964	14.3	277,921	16.9	291,169	18.7	254,314	17.2
Total Deposits	$1,802,236	100.0%	$1,699,265	100.0%	$1,643,666	100.0%	$1,560,934	100.0%	$1,479,088	100.0%

Total deposits at September 30, 2019 were $1.80 billion, an increase of $241.3 million, or 15.5%, compared to total deposits of $1.56 billion at December 31, 2018, and an increase of $323.1 million, or 21.8%, over total deposits of $1.48 billion at September 30, 2018. Noninterest bearing deposits were $478.5 million at September 30, 2019, compared to $369.2 million at December 31, 2018, and $342.3 million at September 30, 2018. Noninterest bearing deposits comprised 26.5% of total deposits at September 30, 2019, compared to 23.6% at December 31, 2018, and 23.1% at September 30, 2018.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. At September 30, 2019, total brokered deposits were $246.0 million, a decrease of $45.1 million, or 15.5%, compared to total brokered deposits of $291.2 million at December 31, 2018. The decrease in brokered deposits as a percent of total deposits is primarily attributable to the Company’s success in growing core deposits. The core deposit growth supported a strategy whereby the Company was able to exercise embedded call features on higher rate, brokered time deposits during the nine months ended September 30, 2019. The Company exercised the embedded optionality to decrease brokered deposit exposure, reissue brokered time deposits at lower rates, and utilize other funding sources, such as FHLB advances.

The following table presents the average balance and average rate paid on each of the following deposit categories for the three months ended September 30, 2019 and September 30, 2018:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$434,021	—%	$335,483	—%
Interest Bearing Transaction Deposits	250,667	0.81	171,923	0.38
Savings and Money Market Deposits	453,340	1.82	398,092	1.37
Time Deposits < $250,000	238,556	2.35	200,100	1.99
Time Deposits > $250,000	120,773	2.69	95,220	2.03
Brokered Deposits	242,600	2.27	241,355	2.13
Total Deposits	$1,739,957	1.42%	$1,442,173	1.19%

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs of clients and fund loan growth. The following table summarizes overnight borrowings, which consist of federal funds purchased from correspondent banks on an overnight basis at the prevailing overnight market rates and the weighted average interest rates paid for the periods presented:

	As of and for the	As of and for the	As of and for the
	Three Months Ended	Three Months Ended	Three Months Ended
(dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Outstanding at Period-End	$—	$18,000	$53,000
Average Amount Outstanding	—	50,228	27,391
Maximum Amount Outstanding at any Month-End	—	90,000	53,000
Weighted Average Interest Rate:
During Period	—%	2.49%	2.13%
End of Period	—%	2.63%	2.39%

Other Borrowings

At September 30, 2019, other borrowings outstanding consisted of FHLB advances of $141.5 million and notes payable of $13.5 million. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $204.7 million and $122.1 million at September 30, 2019 and December 31, 2018, respectively, based on collateral amounts pledged.

Additionally, the Company has borrowing capacity from other sources. As of September 30, 2019, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets available for collateral as of the applicable date, the Bank’s borrowing availability was approximately $105.4 million and $114.1 million at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the Company had no outstanding advances.

The Company has a swap agreement with an unaffiliated third party in order to hedge interest rate risk associated with the notes payable. This agreement provides for the Company to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by the one-month LIBOR.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations at September 30, 2019:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$1,195,562	$—	$—	$—	$1,195,562
Time Deposits	292,521	215,627	98,526	—	606,674
Notes Payable	2,000	11,500	—	—	13,500
FHLB Advances	10,000	39,000	77,500	15,000	141,500
Subordinated Debentures	—	—	—	25,000	25,000
Commitment to Fund Tax Credit Investments	3,451	—	—	—	3,451
Operating Lease Obligations	1,086	820	640	1,211	3,757
Totals	$1,504,620	$266,947	$176,666	$41,211	$1,989,444

On August 27, 2018, the Bank and Reuter Walton Commercial, LLC (the “Contractor”) entered into a Standard Form of Agreement Between Owner and Contractor and the corresponding General Conditions of the Contract for Construction (collectively, the “Construction Contract”). Under the Construction Contract, the Contractor is constructing the core and shell of a new headquarters building for the Bank in St. Louis Park, Minnesota, and the Bank is required to pay the Contractor a contract price consisting of the cost of work plus a fee equal to 3.75% of the cost of work, subject to a guaranteed maximum price of $23.0 million, with anticipated construction completed in 2020. As of September 30, 2019, $12.4 million has been paid under this Construction Contract.

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

Shareholders’ Equity

Shareholders’ equity at September 30, 2019 was $236.1 million, an increase of $15.1 million, or 6.8%, over shareholders’ equity of $221.0 million at December 31, 2018, primarily due to $22.8 million of net income and a $6.6 million increase in accumulated other comprehensive income, partially offset by $15.0 million of stock repurchases. The increase in accumulated other comprehensive income primarily resulted from interest rate fluctuations between periods.

Stock Repurchase Program. On January 22, 2019, the Company adopted a stock repurchase program. Under the repurchase program, the Company is authorized to repurchase up to $15.0 million of its common stock in open market transactions or through privately negotiated transactions at the Company’s discretion. On July 23, 2019, the Company’s Board of Directors approved a $10.0 million increase to the Company’s stock repurchase program, increasing the authorization to repurchase common stock under the program from a total of $15.0 million to a total of $25.0 million. During the three months ended September 30, 2019, the Company repurchased 205,567 shares of its common stock, representing less than 1% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $11.41 for a total of $2.3 million. During the nine months ended September 30, 2019, the Company repurchased 1,331,512 shares of its common stock, representing approximately 5% of the Company’s outstanding shares. Shares were repurchased at a weighted average price of $11.23 for a total of $15.0 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At September 30, 2019, the remaining amount that could be used to repurchase shares under the stock repurchase program was $10.0 million.

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

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of September 30, 2019. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$268,907	13.31%	$161,635	8.00%	$212,146	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	227,489	11.26	121,226	6.00	171,737	8.50	N/A	N/A
Common Equity Tier 1 Capital	227,489	11.26	90,920	4.50	141,431	7.00	N/A	N/A
Tier 1 Leverage Ratio	227,489	10.53	86,401	4.00	86,401	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$251,102	12.44%	$161,450	8.00%	$211,904	10.50%	$201,813	10.00%
Tier 1 Risk-Based Capital	234,391	11.61	121,088	6.00	171,541	8.50	161,450	8.00
Common Equity Tier 1 Capital	234,391	11.61	90,816	4.50	141,269	7.00	131,178	6.50
Tier 1 Leverage Ratio	234,391	10.88	86,197	4.00	86,197	4.00	107,746	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$263,909	14.55%	$145,111	8.00%	$179,121	9.875%	N/A	N/A
Tier 1 Risk-Based Capital	218,888	12.07	108,833	6.00	142,844	7.875	N/A	N/A
Common Equity Tier 1 Capital	218,888	12.07	81,625	4.50	115,635	6.375	N/A	N/A
Tier 1 Leverage Ratio	218,888	11.23	77,971	4.00	77,971	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$230,865	12.76%	$144,776	8.00%	$178,707	9.875%	$180,970	10.00%
Tier 1 Risk-Based Capital	210,474	11.63	108,582	6.00	142,514	7.875	144,776	8.00
Common Equity Tier 1 Capital	210,474	11.63	81,436	4.50	115,368	6.375	117,630	6.50
Tier 1 Leverage Ratio	210,474	10.82	77,795	4.00	77,795	4.00	97,244	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a capital conservation buffer that was added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a four year phase-in period that began on January 1, 2016, and was fully phased-in on

January 1, 2019, at 2.5%. The required phase-in capital conservation buffer during 2018 was 1.875%. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At September 30, 2019, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table sets forth credit arrangements and financial instruments whose contract amounts represent credit risk as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Fixed	Variable	Fixed	Variable
	(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$141,300	$350,172	$58,611	$336,421
Letters of Credit	21,732	58,592	33,899	47,154
Totals	$163,032	$408,764	$92,510	$383,575

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

The Company manages liquidity by maintaining adequate levels of cash and other assets from on- and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities available for sale, which are referred to as primary liquidity. In regards to off-balance sheet capacity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of Minneapolis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which the Company refers to as secondary liquidity. In addition, the Bank is a member of the American Financial Exchange (“AFX”), through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of September 30, 2019, the Company had no borrowings outstanding through the AFX.

The following tables provide a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Cash and Cash Equivalents	$89,619	$28,444
Securities Available for Sale	263,803	253,378
Less: Pledged Securities	—	—
Total Primary Liquidity	$353,422	$281,822
Ratio of Primary Liquidity to Total Deposits	19.6%	18.1%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$204,693	$122,120
Net Secured Borrowing Capacity with the Federal Reserve Bank	105,424	114,051
Unsecured Borrowing Capacity with Correspondent Lenders	105,000	90,000
Total Secondary Liquidity	$415,117	$326,171
Ratio of Primary and Secondary Liquidity to Total Deposits	42.6%	39.0%

During the nine months ended September 30, 2019, primary liquidity increased by $71.6 million due to a $61.2 million increase in cash and cash equivalents and a $10.4 million increase in securities available for sale, when compared to December 31, 2018. Secondary liquidity increased by $88.9 million as of September 30, 2019 when compared to December 31, 2018, due to a $82.6 million increase in the borrowing capacity on the secured borrowing line with the FHLB and a $15.0 million increase in unsecured borrowing capacity with correspondent lenders, partially offset by a $8.6 million decrease in the borrowing capacity on the secured credit line with the Federal Reserve Bank.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At September 30, 2019, core deposits totaled approximately $1.44 billion and represented 79.9% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At September 30, 2019, brokered deposits totaled $246.0 million, consisting of $243.4 million of brokered time deposits and $2.7 million of non-maturity brokered money market and transaction accounts. At December 31, 2018, brokered deposits totaled $291.2 million, consisting of $264.2 million of brokered time deposits and $27.0 million of non-maturity brokered money market accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of September 30, 2019, the Company was in compliance with all established liquidity guidelines.

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

Reconciliations of non-GAAP disclosures used in this report to the comparable GAAP measures are provided in the following tables.

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2019	2019	2019	2018	2018	2019	2018
(dollars in thousands)
Efficiency Ratio
Noninterest Expense	$9,084	$9,474	$7,885	$11,040	$7,526	$26,443	$20,522
Less: Amortization of Intangible Assets	(48)	(47)	(48)	(48)	(48)	(143)	(143)
Adjusted Noninterest Expense	$9,036	$9,427	$7,837	$10,992	$7,478	$26,300	$20,379
Net Interest Income	18,935	18,138	17,131	17,442	16,634	54,204	47,296
Noninterest Income	946	1,134	634	857	814	2,714	1,686
Less: (Gain) Loss on Sales of Securities	(58)	(463)	5	17	49	(516)	108
Adjusted Operating Revenue	$19,823	$18,809	$17,770	$18,316	$17,497	$56,402	$49,090
Efficiency Ratio	45.6%	50.1%	44.1%	60.0%	42.7%	46.6%	41.5%

Adjusted Efficiency Ratio
Noninterest Expense	$9,084	$9,474	$7,885	$11,040	$7,526	$26,443	$20,522
Less: Amortization of Tax Credit Investments	(530)	(1,390)	(177)	(3,278)	(15)	(2,097)	(15)
Less: Amortization of Intangible Assets	(48)	(47)	(48)	(48)	(48)	(143)	(143)
Adjusted Noninterest Expense	$8,506	$8,037	$7,660	$7,714	$7,463	$24,203	$20,364
Net Interest Income	18,935	18,138	17,131	17,442	16,634	54,204	47,296
Noninterest Income	946	1,134	634	857	814	2,714	1,686
Less: (Gain) Loss on Sales of Securities	(58)	(463)	5	17	49	(516)	108
Adjusted Operating Revenue	$19,823	$18,809	$17,770	$18,316	$17,497	$56,402	$49,090
Adjusted Efficiency Ratio	42.9%	42.7%	43.1%	42.1%	42.7%	42.9%	41.5%

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common Equity	$236,059	$229,137	$231,775	$220,998	$210,852
Less: Intangible Assets	(3,535)	(3,582)	(3,630)	(3,678)	(3,726)
Tangible Common Equity	232,524	225,555	228,145	217,320	207,126
Total Assets	2,232,339	2,123,631	2,048,111	1,973,741	1,885,793
Less: Intangible Assets	(3,535)	(3,582)	(3,630)	(3,678)	(3,726)
Tangible Assets	$2,228,804	$2,120,049	$2,044,481	$1,970,063	$1,882,067
Tangible Common Equity/Tangible Assets	10.43%	10.64%	11.16%	11.03%	11.01%

Tangible Book Value Per Share
Book Value Per Common Share	$8.20	$7.90	$7.70	$7.34	$7.01
Less: Effects of Intangible Assets	(0.12)	(0.12)	(0.12)	(0.12)	(0.12)
Tangible Book Value Per Common Share	$8.08	$7.78	$7.58	$7.22	$6.89

Average Tangible Common Equity
Average Common Equity	$232,590	$231,374	$225,844	$215,254	$208,773	$229,961	$186,949
Less: Effects of Average Intangible Assets	(3,558)	(3,605)	(3,653)	(3,701)	(3,748)	(3,605)	(3,797)
Average Tangible Common Equity	$229,032	$227,769	$222,191	$211,553	$205,025	$226,356	$183,152

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2019 are presented in the table below. The projections assume immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

Change (basis points) in Interest Rates	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base
+400	$78,098	12.98%
+300	75,854	9.73
+200	73,571	6.43
+100	71,248	3.07
0	69,125	—
−100	66,491	(3.81)
−200	64,736	(6.35)

The table above indicates that as of September 30, 2019, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 12.98% increase in net interest income. In the event of an immediate 200 basis point decrease in interest rates, the Company would experience a 6.35% decrease in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2019, the end of the fiscal quarter covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table presents stock purchases made during the third quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2019	164,445	$11.45	164,445	$10,502,808
August 1 - 31, 2019	13,827	11.24	13,827	10,347,410
September 1 - 30, 2019	27,295	11.23	27,295	10,040,837
Total	205,567	$11.41	205,567	$10,040,837

(1)

On January 22, 2019, the Company's Board of Directors authorized the Company to repurchase up to $15.0 million of its outstanding common stock. The Company may repurchase these shares from time to time in the open market in accordance with Rule 10b-18 of the Exchange Act or in privately negotiated transactions at the Company's discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of the Company’s common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. This repurchase program is authorized for a 24-month period and does not require the Company to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time, at the Company’s discretion. On July 23, 2019, the Company’s Board of Directors approved a $10.0 million increase to the Company’s stock repurchase program, increasing the authorization to repurchase common stock under the program from a total of $15.0 million to up to a total of $25.0 million. The stock repurchase program continues through January 22, 2021.

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: November 7, 2019	By:	/s/ Jerry Baack
	Name:	Jerry Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Joe Chybowski
	Name:	Joe Chybowski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)