Form 10-K
period 2019-12-31
Bridgewater Bancshares Inc
filed 2020-03-12
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

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

Securities registered under Section 12(g) of the Act:
None.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on June 28, 2019, based on the closing price of such shares on that date, was $273,108,652.

The number of shares of the Common Stock issued and outstanding as of February 24, 2020 was 28,973,572.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2019, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on April 28, 2020.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  The actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	loan concentrations in the loan portfolio;
•	the overall health of the local and national real estate market;
•	the ability to successfully manage credit risk;
•	business and economic conditions generally and in the financial services industry, nationally and within our market area;
•	the ability to maintain an adequate level of allowance for loan losses;
•	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard;
•	the high concentration of large loans to certain borrowers;
•	the ability to successfully manage liquidity risk;
•	the dependence on non-core funding sources and our cost of funds;
•	the high concentration of large depositors;
•	the ability to raise additional capital to implement our business plan;
•	the ability to implement the Company’s growth strategy and manage costs effectively;
•	the composition of senior leadership team and the ability to attract and retain key personnel;
•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	competition in the financial services industry;
•	severe weather, natural disasters, wide spread disease or pandemics, acts of war or terrorism or other adverse external events;
•	the effectiveness of the risk management framework;
•	the commencement and outcome of litigation and other legal proceedings and regulatory actions against the Company;
•	the impact of recent and future legislative and regulatory changes;
•	interest rate risk;
•	fluctuations in the values of the securities held in the securities portfolio; and
•	changes in federal tax law or policy.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. In addition, past results of operations are not necessarily indicative of future results. Any forward-looking statement speaks only as of the date on which it is made, and the Company does not undertake any obligation to publicly update or review any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.  BUSINESS

Company Overview and History

Bridgewater Bancshares, Inc. (the “Company”) is a Minnesota corporation and financial holding company with two wholly-owned subsidiaries, Bridgewater Bank (the “Bank”) and Bridgewater Risk Management, Inc., a captive insurance entity. The Bank has formed two wholly owned subsidiaries: BWB Holdings, LLC, which was formed for the purpose of holding repossessed property; and Bridgewater Investment Management, Inc., which was formed for the purposes of holding certain municipal securities and engaging in municipal lending activities. The Bank has seven full-service offices located in Bloomington, Greenwood, Minneapolis (2), St. Louis Park, Orono, and St. Paul, Minnesota.

The Company is headquartered in Bloomington, Minnesota, a suburb located approximately 10 miles south of downtown Minneapolis and in close proximity to the Minneapolis‑St. Paul International Airport. The Company and Bank were established in 2005 as a de novo bank by a group of industry veterans and local business leaders committed to serving the diverse needs of commercial real estate investors, small business entrepreneurs, and high net worth individuals.

Since inception, the Company has grown significantly and profitably, with a focus on organic growth, driven primarily by commercial real estate lending. Assets have grown at a compounded annual growth rate of 34.7%, since 2005, surpassing total asset milestones of $500 million in 2013, $1.0 billion in 2016 and $2.0 billion in 2019. While this growth has been almost entirely organic, in 2016, the Company acquired First National Bank of the Lakes in a complementary small bank acquisition, which added approximately $76.1 million in assets, $66.7 million in seasoned core deposits and two branch locations within its market area.

As of December 31, 2019, total assets were $2.27 billion, total gross loans were $1.91 billion, total deposits were $1.82 billion, and total shareholders’ equity was $244.8 million.

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

Market Area and Competition

The Company operates in the Twin Cities MSA, which had total deposits of $189.3 billion as of June 30, 2019, and ranks as the 15th largest metropolitan statistical area in the United States in total deposits, and the third largest metropolitan statistical area in the Midwest in total deposits, based on Federal Deposit Insurance Corporation, or FDIC, data. This area is commonly known as the “Twin Cities” after its two largest cities, Minneapolis, the city with the largest population in the state, and St. Paul, which is the state capital.

The Twin Cities MSA is defined by attractive market demographics, including strong household incomes, dense populations, low unemployment and the presence of a diverse group of large and small businesses. As of

December 31, 2019, the Company’s market ranked third in median household income in the Midwest and sixth in the nation, when compared to the top 20 metropolitan statistical areas by population size in each area, based on data available on S&P Global Market Intelligence. According to the U.S. Bureau of Labor Statistics, the population in the Twin Cities MSA was approximately 3.7 million as of December 31, 2019, making it the third largest metropolitan statistical area in the Midwest and 16th largest metropolitan statistical area in the United States. The low unemployment rate of 3.0%, as of December 31, 2019, and the significant presence of national and international businesses make the Twin Cities MSA one of the most economically vibrant and diverse markets in the country.

The Company operates in a competitive market area and competes with other, often much larger, retail and commercial banks and financial institutions. Two large, national banking chains, Wells Fargo and US Bank, together controlled 73.0% of the deposit market share in the Twin Cities MSA as of June 30, 2019, based on FDIC data and as displayed in the table below. By comparison, as of the same date, the Company had a deposit market share of approximately 0.9%, which ranked the Company tenth in the Twin Cities MSA overall and fifth in the Twin Cities MSA among banks headquartered in Minnesota.

				Total	Market
		State	Branch	Deposits	Share
Rank	Institution	Headquarters	Count	($000)	(%)
1	U.S. Bancorp	MN	99	73,464,421	38.81
2	Wells Fargo & Co	CA	95	64,630,788	34.14
3	TCF Financial Corp.	MN	85	6,678,784	3.53
4	Bremer Financial Corp.	MN	21	4,717,182	2.49
5	Bank of Montreal	N/A	30	4,098,778	2.17
6	Bank of America Corp.	NC	11	3,133,900	1.66
7	Old National Bancorp	IN	31	2,994,173	1.58
8	Ameriprise Financial, Inc.	MN	2	2,205,519	1.17
9	Associated Banc‑Corp	WI	21	1,971,146	1.04
10	Bridgewater Bancshares, Inc.	MN	9	1,728,890	0.91
	Top 10 Institutions		404	165,623,581	87.50

	Total Bank Deposits		770	189,293,807

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

Lending.  The Bank focuses primarily on commercial lending, consisting of loans secured by nonfarm, nonresidential properties, loans secured by multifamily residential properties, non-owner occupied single family residential properties, construction loans, land development loans and commercial and industrial loans. The Bank has a particular niche in multifamily financing which has historically represented approximately 20-30% of the loan portfolio. This asset class has performed extremely well and has lower historical loss rates when compared to other loan types. Commercial real estate loans (excluding multifamily and construction) consist of owner and nonowner occupied properties. This portfolio segment is well diversified with loans secured by office buildings, retail strip centers, industrial properties, senior housing and hospitality properties and mixed‑use properties. In addition to loans secured by improved commercial real estate properties, the Bank engages in construction lending, which includes single family residential construction loans, land development, finished lots and raw land loans, and commercial and multifamily construction.

In recent years, the Bank has increased its focus on commercial and industrial lending. This portfolio includes a mix of term equipment loans, revolving lines of credit and lease transactions to support the needs of local businesses. Additionally, the Bank has a niche within the tax credit investment market whereby it bridges equity capital receivables on various tax credit projects.

The Bank focuses on lending to borrowers located or investing in the Twin Cities MSA across a diverse range of industries and property types. The Bank does not generally lend outside of its market, however, as a relationship lender, it will, from time to time, finance properties located outside of Minnesota for its existing local clients in select situations.

Growth over the last several years has been partially attributable to the Bank’s ability to cultivate relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. The Bank has established an informal, internal limit on a single loan to finance one transaction, but may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s financial condition, overall credit quality and property fundamentals are commensurate with the increased size of the relationship.

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

The Bank has developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2019, the 10 largest depositor relationships accounted for approximately 22.2% of total deposits. This high concentration of depositors presents a risk to liquidity if one or more of them decides to change its relationship with the Bank and to withdraw all or a significant portion of their accounts.

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

Competitive Strengths

As the Company seeks to continue to grow the business, the following strengths are believed to provide a competitive advantage over other financial institutions operating in its market area:

Commercial Banking Expertise.  Management believes we have earned the reputation as one of the prominent commercial real estate lenders in the Twin Cities MSA due in large part to the strength of the lending team. The Company has an experienced, professional team of 19 commercial lenders, and believes the ability to drive quality, commercial loan growth is a result of being able to provide each client with access to a knowledgeable, experienced, responsive and dedicated banker. Due to their market knowledge and understanding of clients’ businesses, the lenders are well positioned to provide timely and relevant feedback to clients. Management believes the responsive credit culture separates us from competitors.

Multifamily Lending Niche.  The Company specializes in multifamily lending, which typically represents between 20% to 30% of the total loan portfolio.  We believe this lending niche lowers the risk profile of the overall loan portfolio due to its lower historical loss rates when compared to other loan types.

Engaged and Experienced Board of Directors and Management Team.  The Company’s board of directors consists of highly accomplished individuals with strong industry and business experience in the market area. The combined expertise of the board of directors and the significant banking and regulatory experience of the strategic leadership team help execute the Company’s growth strategy.

The Company’s seven‑person strategic leadership team has a strong balance of extensive banking and regulatory experience, drive and talent. The team has over 125 years of combined banking and financial services experience and more than 20 years of regulatory experience. Three members of the team have been leading the Bank since its formation, and with an average age of 47, this group can drive growth and strategy for years to come.

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

Efficiency.  The Company operates as an efficient organization based on a simple business model. By focusing on commercial real estate lending, employee overhead is low due to the increased loan portfolio sizes of lenders compared to smaller loan portfolio sizes typically related to other types of commercial lending. In addition, the Company serves its clients through a strategically positioned branch model, as well as through online, mobile and direct banking channels, and is not dependent on a traditional branch network with a large number of locations.

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

Solid Asset Quality Metrics.  A risk‑management focused business model has contributed to solid asset quality during a period of strong loan growth. The Company diligently monitors and routinely stress tests the loan portfolio. The strong credit metrics are the result of prudent underwriting standards, experienced lenders and close ties to and knowledge of clients, as well as the currently strong economic environment in the market.

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

Strategies for Growth

To generate future growth, the Company intends to continue to execute the strategies that it has used over the past fourteen years to achieve some of the strongest performance results in the community banking industry. These strategies include the following:

Focus on Organic Growth in the Market Area.  The Company intends to continue to grow its business organically in a focused and strategic manner by leveraging its competitive strengths, including commercial banking expertise, an experienced management team, an efficient business model and strong branding, to capitalize on the opportunities in the Company’s market area. As a publicly traded but locally‑headquartered community bank, the Company can go beyond what small banks can provide by offering similar sophisticated products and services to those offered by the much larger, out‑of‑state banks, but in a manner that is tailored to the needs of local clients in a more efficient, responsive and flexible way. Although the Company may in the future identify new markets to enter, the long‑term growth potential of the current market is substantial and provides the ability to continue to grow organically in the market.

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

Supervision and Regulation

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Minnesota Department of Commerce, Financial Institutions Division, or MFID, the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau, or CFPB.  Furthermore, taxation laws administered by the Internal Revenue Service, or IRS, and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, or FASB, securities laws administered by the Securities and Exchange Commission, or SEC, and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act, or Regulatory Relief Act, was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms are favorable to its operations.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations.

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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards that are meaningfully more stringent than those in place previously.

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

The Basel III Rule.  In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act, or the Basel III Rule.  In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” who are relieved from compliance with the Basel III Rule (see “Supervision and Regulation of the Company—Capital Requirements”) and certain qualifying community banking organizations that may elect a simplified framework.

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

The Basel III Rule requires minimum capital ratios as follows:

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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

Under the capital regulations of the FDIC and Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

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

As of December 31, 2019: (i) the Bank was not subject to a directive from MFID or FDIC to increase its capital; and (ii) the Bank was well-capitalized, as defined by FDIC regulations.  As of December 31, 2019, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company was also in compliance with the capital conservation buffer as of December 31, 2019.

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

Community Bank Capital Simplification.    Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule.  In response,

Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio”, or CBLR, of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The Company may elect the CBLR framework at any time but has not currently determined to do so.

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

Acquisitions, Activities and Financial Holding Company Election.  The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Role of Capital” above.

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

Capital Requirements. Under the Federal Reserve’s Small Bank Holding Company Policy Statement, holding companies with less than $3 billion in total assets are exempt from the Basel III consolidated capital requirements, as long as their pro forma consolidated assets remain under $3 billion and as long as they do not engage in significant nonbanking activities conduct significant off-balance sheet activities or have a material amount of debt or equity securities registered with the SEC. Although our common stock is registered with the SEC, as of the date of this filing, the Federal Reserve has not requested that we report consolidated regulatory capital ratios, however we elect to do so.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum reserve ratio of 1.35%. As a result, the FDIC is providing assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The share of the aggregate small bank credits allocated to each insured institution is proportional to its credit base, defined as the average of its regular assessment base during the credit calculation period. The FDIC is currently applying the credits for quarterly assessment periods beginning July 1, 2019, and, as long as the reserve ratio is at least 1.35%, the FDIC will remit the full nominal value of any remaining credits in a lump-sum payment.

Supervisory Assessments. All Minnesota-chartered banks are required to pay supervisory assessments to the MFID to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2019, the Bank paid supervisory assessments to the MFID totaling approximately $105,377.

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

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under Minnesota law, the Bank cannot declare or pay a cash dividend or dividend in kind unless it will have a surplus amounting to not less than 20% of its capital after payment of the dividend. Once this surplus amount reaches 50% of the Bank’s capital, the Bank may pay dividends out of net profits if the dividends will not reduce the Bank’s capital, undivided profits and reserves below requirements established by the MFID. Further, the Bank may not declare or pay a dividend until cumulative dividends on preferred stock, if any, are paid in full.

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2019. Notwithstanding the availability of funds for dividends, however, the FDIC and the MFID may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

 During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. Key risk themes identified for 2020 are:  (i) elevated operational risk as banks adapt to an evolving technology environment and persistent cybersecurity risks;  (ii) the need for banks to prepare for a cyclical change in credit risk while credit performance is strong;  (iii) elevated interest rate risk due to lower rates continuing to compress net interest margins; and (iv) strategic risks from non-depository financial institutions, use of innovative and evolving technology, and progressive data analysis capabilities.  The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all business lines and geographic locations.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the first $16.9 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate, or CRE, is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance, or CRE Guidance, provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

As of December 31, 2019, the Bank’s total loans secured by multifamily and nonfarm residential properties plus total construction and land development loans represented 516.6% of its total capital. Thus, the Bank is deemed to have a concentration in commercial real estate lending. Accordingly, pursuant to the CRE Guidance, the Bank is required to have heightened risk management practices in place to account for the heightened degree of risk associated with its commercial real estate concentrations.

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

Employees

As of December 31, 2019, the Company had 160 full-time equivalent employees. None of the Company’s employees is a party to a collective bargaining agreement. The Company considers the relationships with its employees to be good and has not experienced interruptions of operations due to labor disagreements.

Corporate Information

The Company’s principal executive office is located at 3800 American Boulevard West, Suite 100, Bloomington, Minnesota 55431, and the telephone number at that address is (952) 893-6868. The Company plans to relocate its principal executive office in 2020 to a site it owns in St. Louis Park, Minnesota.  The website address is www.investors.bridgewaterbankmn.com. The information contained on the website is not a part of, nor incorporated by reference into, this report.

All filings made by the Company with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, as the Company does. The website is www.sec.gov.  The Company provides access to its Securities and Exchange Commission (“SEC”) filings through its website at www.investors.bridgewaterbankmn.com. After accessing the website, the filings are available upon selecting “Investor Relations/SEC Filings/Documents.” Reports available include the Company’s proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the documents and reports are electronically filed with or furnished to the SEC.

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

As of December 31, 2019, we had $1.30 billion of commercial real estate loans, consisting of $592.5 million of loans secured by nonfarm nonresidential properties, $515.0 million of loans secured by multifamily residential properties and $196.8 million of construction and land development loans. Additionally, we had $83.3 million in loans whose purpose was to finance commercial real estate projects, but were secured by other types of collateral. Commercial real estate secured loans represented 68.2% of our total gross loan portfolio and 516.6% of the Bank’s total risk-based capital at December 31, 2019. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions. Adverse developments affecting real estate values in our market area could increase the credit risk associated with our loan portfolio. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could force us to take charge‑offs or require us to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity, as well as environmental factors, could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2019, approximately 85.3% of our total gross loan portfolio was comprised of loans with real estate as a primary component of collateral. As a result, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect our profitability. Such declines and losses would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We establish and maintain our allowance for loan losses at a level that management considers adequate to absorb probable loan losses based on an analysis of our loan portfolio and current market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us at such time. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market area. The actual amount of loan losses is affected by, among other things, changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates.

As of December 31, 2019, our allowance for loan losses as a percentage of total gross loans was 1.18% and as a percentage of total nonperforming loans was 4,886.3%. Although management believes that the allowance for loan losses was adequate on such date to absorb probable losses on existing loans that may become uncollectible, losses in excess of the existing allowance will reduce our net income and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may also be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s assessment that the allowance is inadequate or as required by our banking regulators. Our banking regulators periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

A new accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the FASB issued a new accounting standard that will replace the current approach under accounting principles generally accepted in the United States, or GAAP, for establishing the allowance for loan losses which generally considers only past events and current conditions, with a forward‑looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. The new standard is expected to generally result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one‑time adjustment to retained earnings upon initial effectiveness. The change will also likely greatly increase the types of data we will need to collect and analyze to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. Moreover, the CECL model may create more volatility in our level of allowance for loan losses and could result in the need for additional capital.

As an emerging growth company, this standard is expected to become applicable to us on January 1, 2023, after the FASB recently elected to delay implementation for private companies. In connection with our initial public offering, we elected to use the extended transition period available to emerging growth companies, which means that we are not subject to all new or revised accounting standards generally applicable to public companies until those standards apply to private companies.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial and industrial loans represented 14.5% of our total gross loan portfolio at December 31, 2019. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans is often more sensitive than other types of loans to the general business climate and economy. Accordingly, a challenging business and economic environment may increase our risk related to commercial loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily‑marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Construction and land development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and land development loans comprised approximately 10.3% of our total loan portfolio as of December 31, 2019. Such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan‑to‑value ratio. As a result, construction and land development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Our high concentration of large loans to certain borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to cultivate relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. As of December 31, 2019, our 10 largest borrowing relationships accounted for approximately 16.5% of our total gross loan portfolio. We have established an informal, internal limit on a single loan to finance one transaction, but we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s financial condition, overall credit quality and property fundamentals are commensurate with the increased size of the loan. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of business, economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We are limited in the total amount we can loan to a single borrower or related borrowers/guarantors by the amount of our capital. The Bank is a Minnesota chartered bank and therefore all branches, regardless of location, fall under the legal lending limits of the laws, rules and regulations applicable to banks chartered in the state of Minnesota. Minnesota’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Under Minnesota law, total loans and extensions of credit to a borrower may not generally exceed 20% of the Bank’s capital stock and surplus, subject to certain exceptions. Based upon our current capital levels, the amount we may lend to one borrower is significantly less than that of many of our larger competitors, which may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. While we seek to accommodate larger loans by selling participations in those loans to other financial institutions, this strategy may not always be available. If we are unable to compete for loans from our target clients, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Greater seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our rapid growth, a significant portion of our loan portfolio at any given time is of relatively recent origin. Typically, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as “seasoning.” As a result, a portfolio of more seasoned loans may more predictably follow a bank’s historical default or credit deterioration patterns than a newer portfolio. Because 75.6% of the dollar amount of our portfolio has been originated in the past three years, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Nonperforming assets take significant time to resolve and adversely affect our net interest income.

As of December 31, 2019, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more) totaled $461,000, or 0.02% of our total gross loan portfolio, and our nonperforming assets totaled $461,000, or 0.02% of total assets. In addition, we had $403,000 in accruing loans that were 30‑89 days delinquent as of December 31, 2019.

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

Liquidity is essential to our business. Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our client deposits, which can decrease for a variety of reasons, including when clients perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If clients move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek other funding alternatives, including increasing our dependence on wholesale funding sources, in order to continue to grow, thereby potentially increasing our funding costs and reducing our net interest income and net income.

Additionally, we access collateralized public funds, which are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities or other sources permitted by law to ensure repayment. If we are unable to pledge sufficient collateral to secure public funding, we may lose access to this source of liquidity that we have historically utilized. In addition, the availability of and fluctuations in these funds depends on the individual municipality’s fiscal policies and cash flow needs.

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

We use certain non‑core, wholesale funding sources, including brokered deposits, federal funds purchased, and FHLB advances. As of December 31, 2019, we had approximately $234.4 million of brokered deposits, which represented approximately 12.9% of our total deposits, $136.5 million of FHLB advances and no federal funds purchased. Unlike traditional deposits from our local clients, there is a higher likelihood that the funds wholesale deposits provide will not remain with us after maturity. For example, depositors who have deposited funds with us through brokers are a less stable source of funding than typical relationship deposit clients. Although we are increasing our efforts to reduce our reliance on non‑core funding sources, we may not be able to increase our market share of core‑deposit funding in our highly competitive market area. If we are unable to do so, we may be forced to increase the amounts of wholesale funding sources. The cost of these funds can be volatile and may exceed the cost of core deposits in our market area, which could have a material adverse effect on our net interest income. In addition, our maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans we can pledge. As of December 31, 2019, our advances from the FHLB were collateralized by $690.6 million of real estate and commercial loans. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. If we are unable to access any of these types of funding sources or if our costs related to them increases, our liquidity and ability to support demand for loans could be materially adversely affected.

Our high concentration of large depositors may increase our liquidity risk, and the loss of any large depositor may negatively impact our net interest margin.

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2019, our 10 largest depositor relationships accounted for approximately 22.2% of our total deposits, and our largest depositor relationship accounted for approximately 5.5% of our total deposits. This high concentration of depositors presents a risk to our liquidity if one or more of them decides to change its relationship with us and to withdraw all or a significant portion of their deposits. If such an event occurs, we may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, which could negatively impact our net interest margin if the alternative source of funding is at a higher rate and have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our liquidity is dependent on dividends from the Bank.

The Company is a legal entity separate and distinct from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. For example, Minnesota law only permits banks to pay dividends if a bank has established a surplus fund equal to or more than 20% of the bank’s capital stock and if the dividends will not reduce the bank’s capital, undivided profits and reserves below specific requirements. As of December 31, 2019, the Bank had the capacity to pay the Company a dividend of up to $14.0 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our business, as well as our ability to maintain regulatory compliance, would be adversely affected.

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

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market‑wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries with which we interact on a daily basis or key funding providers such as the FHLB, which could have a material adverse effect on our access to liquidity.  In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Any such losses could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our success is dependent, to a large degree, upon the continued service and skills of our strategic leadership team, which consists of Jerry Baack, our Chairman of the Board, Chief Executive Officer and President, Jeff Shellberg, our Executive Vice President and Chief Credit Officer, Mary Jayne Crocker, our Executive Vice President and Chief Operating Officer, Joe Chybowski, our Chief Financial Officer, Nick Place, our Chief Lending Officer, Lisa Salazar, our Chief Deposit Officer, and Mark Hokanson, our Chief Technology Officer. Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within our market area. The loss of any of the members of our strategic leadership team or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market area, the difficulty of finding qualified replacement personnel and any difficulties associated with transitioning of responsibilities to any new members of the strategic leadership team. As such, we need to continue to attract and retain key personnel and to recruit qualified individuals who fit our culture to succeed existing key personnel to ensure the continued growth and successful operation of our business. Leadership changes may occur from time to time, and we cannot predict whether significant retirements or resignations will occur or whether we will be able to recruit additional qualified personnel.

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

It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of clients. Any such events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In addition to the foregoing, we may face additional risks in acquisitions to the extent we acquire new lines of business or new products, or enter new geographic areas, in which we have little or no current experience, especially if we lose key employees of the acquired operations. We may not be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome risks associated with acquisitions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Severe weather, natural disasters, widespread disease or pandemics (including the recent coronavirus outbreak), acts of war or terrorism or other adverse external events could significantly impact our business.

Severe weather, natural disasters, widespread disease or pandemics (including the recent coronavirus outbreak), acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

A transition away from the London Inter‑Bank Offered Rate, or LIBOR, as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt and interest rate swaps. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. It is not certain at this time whether LIBOR will change or cease to exist or the extent to which those entering into commercial or financial contracts will transition to any particular new benchmark. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, started in May 2018 to publish the Secured Overnight Financing Rate, or SOFR, as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR.

We have loans, available for sale securities, derivative contracts, notes payable and subordinated debentures with terms that are either directly or indirectly dependent on LIBOR. The transition to LIBOR to alternative rates such as SOFR, could create considerable costs and additional risk. Any such transition could: (i) adversely affect the interest rates paid or received on, the revenue and expenses associate with, and the value of our floating-rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally; (ii) prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate; (iii) result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and (iv) require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profile, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Further, a failure to adequately manage this transition process with our customers could adversely affect our reputation. Although we are currently unable to assess the ultimate impact of the transition from LIBOR, a failure to adequately manage the transition could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Legal, Accounting and Compliance Risks

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2019, our commercial real estate secured loans represented 516.6% of the Bank’s total risk-based capital. As a result, we are deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines. Accordingly, pursuant to guidance issued by the federal bank regulatory agencies, we are required to have heightened risk management practices in place to account for the heightened degree of risk associated with commercial real estate lending and may be required to maintain capital in excess of regulatory minimums. We cannot guarantee that the risk management practices we have implemented will be effective to prevent losses relating to our commercial real estate portfolio. In addition, increased capital requirements could limit our ability to leverage our capital, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As a public company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. As a public company, we also incur significant legal, accounting, insurance, and other expenses. Compliance with these reporting requirements and other rules of the SEC could increase our legal and financial compliance costs and make some activities more time consuming and costly, which could negatively affect our efficiency ratio. Furthermore, the need to establish and maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our strategic plan, which could prevent us from successfully implementing our growth initiatives and improving our business, financial condition and results of operations.

As an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we are taking advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and an exemption from the requirement to obtain an attestation from our auditors on management’s assessment of our internal control over financial reporting. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them.

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

Since the financial crisis, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. In particular, the

Dodd‑Frank Act drastically revised the laws and regulations under which we operate. As an institution with less than $10 billion in assets, certain elements of the Dodd‑Frank Act have not been applied to us and provisions of the Regulatory Relief Act are intended to result in meaningful regulatory relief for community banks and their holding companies. While we endeavor to maintain safe banking practices and controls beyond the regulatory requirements applicable to us, our internal controls may not match those of larger banking institutions that are subject to increased regulatory oversight.

Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. This increased regulatory burden has resulted and may continue to result in increased costs of doing business and may in the future result in decreased revenues and net income, reduce our ability to compete effectively to attract and retain clients, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, political developments, including a possible change in presidential administration in the United States in 2020, an election year, add uncertainty to the implementation, scope and timing of regulatory reforms.

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

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consist of deferred loan loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently‑enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2019, our net deferred tax asset was $5.9 million.

We also face risk based on actions of the U.S. Treasury and the IRS. In November 2016, these agencies issued a notice making captive insurance company activities “transactions of interest” due to the potential for tax avoidance or evasion. We have a captive insurance company, which is a wholly‑owned subsidiary of the Company that provides insurance coverage to the Company and its subsidiaries for risk management purposes or where commercial insurance may not be available or economically feasible. It is not certain at this point how the notice may impact us or the continued operation of the captive insurance company as a risk management tool, but if the activity is deemed by the IRS to be an abusive tax structure, we may become subject to significant penalties and interest.

In addition, in February of 2018, we formed Bridgewater Investment Management, Inc., a Minnesota corporation and a subsidiary of the Bank, to hold certain municipal securities and to engage in municipal lending activities. Based on current tax regulations and guidance, we believe that municipal securities held by a non‑bank subsidiary of a financial institution are eligible to receive favorable federal income tax treatment. Like our captive insurance company, there is a risk that the IRS may investigate these types of arrangements and issue new guidance eliminating the tax benefit to such a structure.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

2020 is a presidential election year. Changes in federal policy and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

The CRA requires the Bank, consistent with safe and sound operations, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. Our failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, bank regulatory agencies and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the Gramm‑Leach‑Bliley Act which, among other things (i) imposes certain limitations on our ability to share nonpublic personal information about our clients with nonaffiliated third parties, (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security‑related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy‑related enforcement activity at the federal level, by the Federal Trade Commission and the CFPB, as well as at the state level, such as with regard to mobile applications.

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

We did not engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting, as contemplated by Section 404 of Sarbanes‑Oxley, under the standards of the PCAOB as of any balance sheet date reported in our financial statements as of December 31, 2019. If we had, our independent registered public accounting firm perform an audit of our internal control over financial reporting under the standards of the PCAOB, material weaknesses may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an emerging growth company, we will be exempt from the provisions of Section 404(b) of Sarbanes‑Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting under the standards of the PCAOB. We may take advantage of this exemption so long as we qualify as an emerging growth company.

Certain banking laws and certain provisions of our second amended and restated articles of incorporation may have an anti‑takeover effect.

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

There are also provisions in our second amended and restated articles of incorporation and amended and restated bylaws, such as the classification of our board of directors and limitations on the ability to call a special meeting of our shareholders, that may be used to delay or block a takeover attempt. In addition, our board of directors is authorized under our second amended and restated articles of incorporation to issue shares of preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without shareholder approval. These provisions may effectively inhibit a non‑negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.

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

As of December 31, 2019, we had $447.5 million of noninterest bearing deposit accounts and $1.38 billion of interest bearing deposit accounts. We do not know what future market rates will be. If we need to offer higher interest rates on these accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2019, the fair value of our securities portfolio was approximately $289.9 million, or 12.8% of our total assets. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed‑rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause an other than temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other than temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We are generally not restricted from issuing additional shares of our common stock, up to the 75,000,000 shares of common stock in our second amended and restated articles of incorporation, which could be increased by a vote of the holders of a majority of our shares of common stock. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

The holders of our debt obligations and preferred stock, if any, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us and claims of all of our outstanding shares of preferred stock. As of December 31, 2019, we had $13.0 million of senior indebtedness and $25.0 million of subordinated debentures outstanding. We do not currently have any shares of preferred stock outstanding. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to our debt holders have been satisfied and holders of senior equity securities, including preferred shares, if any, have received any payment or distribution due to them.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term shareholder value.

In January 2019, the Company’s board of directors approved a stock repurchase program, which authorized the Company to repurchase up to $15.0 million of its common stock, subject to certain limitations and conditions. The repurchase program was effective immediately and will continue for a period of 24 months. The repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. The repurchase program may be suspended or terminated at any time and, even if fully implemented, the program may not enhance long-term shareholder value. On July 23, 2019, the Company’s board of directors approved a $10.0 million increase to the stock repurchase program, increasing the authorization to repurchase common stock under the program from a total of $15.0 million to a total of $25.0 million. The stock repurchase program continues through January 22, 2021.

ITEM 1.B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located at 3800 American Boulevard West, Suite 100, Bloomington, Minnesota 55431. We plan to relocate our current headquarters in 2020 to a site we own in St. Louis Park, Minnesota and relocate our St. Louis Park branch to that location. We operate seven branch offices located in the Twin Cities MSA. We own three of our branch offices located in Orono, St. Louis Park and Minneapolis (Hennepin Avenue), and we lease our headquarters space, and the remainder of our retail branch offices. Additional information regarding our locations is set forth below.

Address	Owned/Leased
Headquarters:
3800 American Boulevard West, Various Suites, Bloomington, Minnesota 55431	Leased
Branch Locations:
21500 Highway 7, Greenwood, Minnesota 55331	Leased
Northstar Center West, 625 Marquette Avenue, Suite #W0100, Minneapolis, Minnesota 55402	Leased
4400 Excelsior Boulevard, St. Louis Park, Minnesota 55416	Owned
2445 Shadywood Road, Orono, Minnesota 55331	Owned
3100 Hennepin Avenue, Minneapolis, Minnesota 55408(1)	Owned
370 Wabasha Street N., St. Paul, Minnesota 55102	Leased
7831 East Bush Lake Road, Suite 300, Bloomington, Minnesota 55439	Leased
Land and Building in Process for New Headquarters:
4450 Excelsior Boulevard, St. Louis Park, Minnesota 55416	Owned

(1)	Does not include the leased drive‑up property located adjacent to the branch.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Stock Market (“Nasdaq”) under the symbol “BWB.” As of March 3, 2020, the Company had 125 holders of record of the Company’s common stock and an estimated 1,957 additional beneficial holders of the Company’s common stock whose stock was held in street name by brokerages or fiduciaries.

Issuer Purchases of Equity Securities

On January 22, 2019, the Company’s board of directors approved a stock repurchase program (the “Program”) which authorizes the Company to repurchase up to $15.0 million of its common stock, subject to certain limitations and conditions. The Program was effective immediately and will continue for a period of 24 months. The Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the Program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

On July 23, 2019, the Company’s board of directors approved a $10.0 million increase to the Program, increasing the authorization to repurchase common stock under the Program from a total of $15.0 million to a total of $25.0 million. The Program continues through January 22, 2021.

The Company made no repurchases of its outstanding common stock during the fourth quarter of 2019.

Performance Graph

COMPARISON OF 21 MONTH CUMULATIVE TOTAL RETURN*

Among Bridgewater Bancshares Inc., the NASDAQ Composite Index
and the NASDAQ Bank Index

$140
$120
$100
$80
$60
$40
$20
$0
3/14/18
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
Bridgewater Bancshares Inc.
NASDAQ Composite
NASDAQ Bank

*$100 invested on 3/14/18 in stock or 2/28/18 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Dividend Policy

The Company has not historically declared or paid dividends on its common stock and does not intend to declare or pay dividends on its common stock in the foreseeable future. Instead, the Company anticipates that future earnings will be retained to support its operations and to finance the growth and development of its business. Any future determination relating to the Company’s dividend policy will be made by the board of directors and will depend on a number of factors, including historic and projected financial condition, liquidity and results of operations, capital levels and needs, tax considerations, any acquisitions or potential acquisitions that may be pursued, statutory and regulatory prohibitions and other limitations, the terms of any credit agreements or other borrowing arrangements that restrict the ability to pay cash dividends, general economic conditions and other factors deemed relevant by the board of directors. The Company is not obligated to pay dividends on its common stock and is subject to restrictions on paying dividends on its common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2019. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of and for the year ended December 31,
	2019	2018	2017	2016		2015
Per Common Share Data (1)
Basic Earnings Per Share	$1.07	$0.93	$0.69		$0.59	$0.65
Diluted Earnings Per Share	1.05	0.91	0.68		0.58	0.64
Book Value Per Share	8.45	7.34	5.56		4.69	4.05
Tangible Book Value Per Share (2)	8.33	7.22	5.40		4.53	4.05
Basic Weighted Average Shares Outstanding	29,358,644	29,001,393	24,604,464		22,294,837	17,269,448
Diluted Weighted Average Shares Outstanding	29,996,776	29,436,214	25,017,690		22,631,741	17,606,253
Shares Outstanding at Period End	28,973,572	30,097,274	24,679,861		24,589,861	19,819,349

Selected Performance Ratios
Return on Average Assets (ROA)	1.49%	1.51%	1.16%	(6)	1.20%	1.39%
Return on Average Common Equity (ROE)	13.50	13.87	13.18	(6)	12.88	17.50
Return on Average Tangible Common Equity (2)	13.72	14.15	13.60		13.23	17.50
Yield on Interest Earning Assets	5.01	4.88	4.76		4.78	4.99
Yield on Total Loans, Gross	5.31	5.23	5.10		5.20	5.37
Cost of Interest Bearing Liabilities	2.03	1.65	1.19		1.09	1.08
Cost of Total Deposits	1.42	1.12	0.80		0.76	0.77
Net Interest Margin (3)	3.59	3.72	3.92		4.00	4.18
Efficiency Ratio (2)	47.4	46.5	44.4		45.8	43.6
Adjusted Efficiency Ratio (5)	43.3	41.7	41.1		N/A	N/A
Noninterest Expense to Average Assets	1.75	1.78	1.76		1.84	1.84
Adjusted Noninterest Expense to Average Assets (5)	1.59	1.59	1.62		N/A	N/A
Loan to Deposit Ratio	104.9	106.7	100.6		97.8	104.9
Core Deposits to Total Deposits	80.7	74.2	76.7		77.2	79.4
Tangible Common Equity to Tangible Assets (2)	10.65	11.03	8.26		8.86	8.63

Selected Asset Quality Data
Loans 30-89 Days Past Due	$403	$311	$664		$677	$1,087
Loans 30-89 Days Past Due to Total Loans	0.02%	0.02%	0.05%		0.07%	0.14%
Nonperforming Loans	$461	$581	$1,139		$2,323	$2,338
Nonperforming Loans to Total Loans	0.02%	0.03%	0.08%		0.23%	0.29%
Foreclosed Assets	$—	$—	$581		$4,183	$726
Nonaccrual Loans to Total Loans	0.02%	0.03%	0.08%		0.23%	0.29%
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.02	0.03	0.08		0.23	0.29
Nonperforming Assets (4)	$461	$581	$1,720		$6,506	$3,064
Nonperforming Assets to Total Assets (4)	0.02%	0.03%	0.11%		0.52%	0.33%
Allowance for Loan Losses to Total Loans	1.18	1.20	1.22		1.23	1.26
Allowance for Loans Losses to Nonperforming Loans	4,886.33	3,447.68	1,448.81		530.91	429.94
Net Loan Charge-Offs (Recoveries) to Average Loans	0.01	0.00	0.00		0.11	0.14

Capital Ratios (Bank Only)
Tier 1 Leverage Ratio	11.01%	10.82%	9.83%		9.24%	9.49%
Tier 1 Risk-based Capital Ratio	11.72	11.63	11.15		11.38	11.06
Total Risk-based Capital Ratio	12.16	12.76	12.37		12.63	12.31

Capital Ratios (Consolidated)
Tier 1 Leverage Ratio	10.69%	11.23%	8.38%		9.44%	8.89%
Tier 1 Risk-based Capital Ratio	11.39	12.07	9.49		11.49	10.34
Total Risk-based Capital Ratio	12.98	14.55	12.46		12.74	11.59

Growth Ratios
Percentage Change in Total Assets	15.0%	22.1%	28.3%		35.7%	32.3%
Percentage Change in Total Loans, Gross	14.8	23.6	34.6		25.2	33.6
Percentage Change in Total Deposits	16.8	16.5	30.9		34.3	26.7
Percentage Change in Shareholders' Equity	10.8	61.1	18.9		43.9	49.2
Percentage Change in Net Income	16.7	59.4	27.8		18.0	12.8
Percentage Change in Diluted Earnings Per Share	14.5	35.5	15.6		(8.2)	5.7
Percentage Change in Tangible Book Value Per Share (2)	15.3	33.7	19.3		11.9	20.3

(1)

Includes shares of common stock and non-voting common stock. On October 25, 2018, the Company exchanged shares of common stock for all of the outstanding shares of non-voting common stock. Following the exchange, no shares of non-voting common stock were outstanding.

(2)	Represents a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" for further details.

(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21% beginning in 2018 and 35% for 2017, 2016 and 2015.
(4)	Nonperforming assets are defined as nonaccrual loans plus loans 90 days past due plus foreclosed assets.
(5)

Ratio excludes the amortization of tax credit investments and represents a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" for further details.

(6)

ROA and ROE, excluding a one-time additional expense of $2.0 million related to the revaluation of the deferred tax asset, would have been 1.30% and 14.75%, respectively for the year ended December 31, 2017.

	As of and for the year ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Selected Balance Sheet Data
Total Assets	$2,268,830	$1,973,741	$1,616,612	$1,260,394	$928,686
Total Loans, Gross	1,912,038	1,664,931	1,347,113	1,000,739	799,497
Allowance for Loan Losses	22,526	20,031	16,502	12,333	10,052
Securities Available for Sale	289,877	253,378	229,491	217,083	100,769
Goodwill and Other Intangibles	3,487	3,678	3,869	4,060	—

Deposits	1,823,310	1,560,934	1,339,350	1,023,508	761,882
Federal Funds Purchased	—	18,000	23,000	44,000	13,000
FHLB Advances and Notes Payable	149,500	139,000	85,000	72,000	69,042
Subordinated Debentures, Net of Issuance Costs	24,733	24,630	24,527	—	1,500
Tangible Common Equity (1)	241,307	217,320	133,293	111,306	80,178
Total Shareholders' Equity	244,794	220,998	137,162	115,366	80,178
Average Total Assets	2,114,211	1,777,592	1,451,732	1,098,654	806,625
Average Common Equity	232,539	194,083	128,123	102,588	63,981

(1)	Represents a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for further details.

	For the year ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Selected Income Statement Data
Interest Income	$103,778	$85,226	66,346	$50,632	$39,193
Interest Expense	29,646	20,488	12,173	8,514	6,498
Net Interest Income	74,132	64,738	54,173	42,118	32,695
Provision for Loan Losses	2,700	3,575	4,175	3,250	1,500
Net Interest Income after Provision for Loan Losses	71,432	61,163	49,998	38,868	31,195
Noninterest Income	3,826	2,543	2,536	2,567	1,872
Noninterest Expense	36,932	31,562	25,496	20,168	14,817
Income Before Income Taxes	38,326	32,144	27,038	21,267	18,250
Provision for Income Taxes	6,923	5,224	10,149	8,052	7,055
Net Income	$31,403	$26,920	$16,889	$13,215	$11,195

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected in the forward looking statements. We assume no obligation to update any of these forward-looking statements. Readers of our Annual Report on Form 10-K should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on forward-looking statements.

Overview

The Company is a financial holding company headquartered in Bloomington, Minnesota, which is currently celebrating fourteen years of successful operations. The principal sources of funds for loans and investments are transaction, savings, time, and other deposits, and short-term and long-term borrowings. The Company’s principal sources of income are interest and fees collected on loans, interest and dividends earned on investment securities and service charges. The Company’s principal expenses are interest paid on deposit accounts and borrowings, employee compensation and other overhead expenses.  The Company’s simple, efficient business model of providing responsive support and unconventional experiences to clients continues to be the underlying principle that drives the Company’s profitable growth.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 of the notes to the consolidated financial statements included as a part of this report. Certain policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect the reported results and financial position for the current period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the future financial condition and results of operations. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company’s Audit Committee.

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

The following is a discussion of the critical accounting policies and significant estimates that require the Company to make complex and subjective judgements.

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

Deferred Tax Asset

The Company uses the asset and liability method of accounting for income taxes as prescribed by GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. If currently available information indicates it is “more likely than not” that the deferred tax asset will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Accounting for deferred income taxes is a critical accounting estimate because the Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income, reversing temporary differences which may offset, and the implementation of various tax plans to maximize realization of the deferred tax asset. These judgments and estimates are inherently subjective and reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require the Company to record a valuation allowance against the deferred tax assets. A valuation allowance would result in additional income tax expense in such period, which would negatively affect earnings.

Results of Operations

Net Income

2019 compared to 2018

Net income was $31.4 million for the year ended December 31, 2019, a 16.7% increase over net income of $26.9 million for the year ended December 31, 2018. Net income per diluted common share for the year ended December 31, 2019 was $1.05, a 14.5% increase, compared to $0.91 per diluted common share for the year ended December 31, 2018. ROA was 1.49% and 1.51% for the years ended December 31, 2019 and 2018, respectively. ROE was 13.50% and 13.87% for the years ended December 31, 2019 and 2018, respectively.

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

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the levels of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate beginning in 2018. A 35% federal tax rate has been applied to periods prior to 2018. Management’s ability to respond to changes in interest rates by effective asset-liability management techniques is critical to maintaining net interest margin.

Average Balances and Yields

The following table presents, for the years ended December 31, 2019, 2018, and 2017, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	December 31, 2019			December 31, 2018			December 31, 2017
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$46,366	$755	1.63%	$22,962	$250	1.09%	$25,306	$226	0.89%
Investment Securities:
Taxable Investment Securities	149,967	4,354	2.90	129,486	2,878	2.22	102,115	1,892	1.85
Tax-Exempt Investment Securities (1)	101,012	4,327	4.28	116,557	4,830	4.14	130,289	6,289	4.83
Total Investment Securities	250,979	8,681	3.46	246,043	7,708	3.13	232,404	8,181	3.52
Loans (2)	1,785,937	94,852	5.31	1,491,166	78,033	5.23	1,177,491	60,024	5.10
Federal Home Loan Bank Stock	7,916	398	5.03	6,321	249	3.94	4,288	115	2.68
Total Interest Earning Assets	2,091,198	104,686	5.01%	1,766,492	86,240	4.88%	1,439,489	68,546	4.76%
Noninterest Earning Assets	23,013			11,100			12,243
Total Assets	$2,114,211			$1,777,592			$1,451,732
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	223,376	1,634	0.73%	177,335	635	0.36%	161,454	389	0.24%
Savings and Money Market Deposits	447,040	7,747	1.73	381,318	4,681	1.23	284,641	2,218	0.78
Time Deposits	349,148	8,379	2.40	300,021	5,731	1.91	286,840	4,360	1.52
Brokered Deposits	261,023	6,236	2.39	232,022	4,924	2.12	185,144	2,752	1.49
Total Deposits	1,280,587	23,996	1.87	1,090,696	15,971	1.46	918,079	9,719	1.06
Federal Funds Purchased	7,433	186	2.50	29,671	637	2.15	15,247	169	1.11
Notes Payable	13,750	501	3.64	15,750	594	3.77	17,750	656	3.70
FHLB Advances	133,968	3,407	2.54	82,562	1,718	2.08	56,458	880	1.56
Subordinated Debentures	24,686	1,556	6.30	24,582	1,568	6.38	12,253	749	6.11
Total Interest Bearing Liabilities	1,460,424	29,646	2.03%	1,243,261	20,488	1.65%	1,019,787	12,173	1.19%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	414,377			330,898			299,232
Other Noninterest Bearing Liabilities	6,871			9,350			4,590
Total Noninterest Bearing Liabilities	421,248			340,248			303,822
Shareholders' Equity	232,539			194,083			128,123
Total Liabilities and Shareholders' Equity	$2,114,211			$1,777,592			$1,451,732
Net Interest Income / Interest Rate Spread		75,040	2.98%		65,752	3.23%		56,373	3.57%
Net Interest Margin (3)			3.59%			3.72%			3.92%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(908)			(1,014)			(2,200)
Net Interest Income		$74,132			$64,738			$54,173

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis, assuming a federal income tax rate of 21% in 2019 and 2018 and 35% in 2017.

(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)

Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following table presents the changes in the volume and rate of interest bearing assets and liabilities for the year ended December 31, 2019, compared to the year ended December 31, 2018, and for the year ended December 31, 2018, compared to the year ended December 31, 2017.

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Compared with			Compared with
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Change Due To:		Interest	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	255	250	505	(21)	45	24
Investment Securities:
Taxable Investment Securities	455	1,021	1,476	507	479	986
Tax Exempt Investment Securities	(645)	142	(503)	(663)	(796)	(1,459)
Total Securities	(190)	1,163	973	(156)	(317)	(473)
Loans	15,425	1,394	16,819	15,990	2,019	18,009
Federal Home Loan Bank Stock	63	86	149	55	79	134
Total Interest Earning Assets	$15,553	$2,893	$18,446	$15,868	$1,826	$17,694

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	165	834	999	38	208	246
Savings and Money Market Deposits	807	2,259	3,066	753	1,710	2,463
Time Deposits	938	1,710	2,648	200	1,171	1,371
Brokered Deposits	615	697	1,312	697	1,475	2,172
Federal Funds Purchased	(478)	27	(451)	160	308	468
Notes Payable	(75)	(18)	(93)	(74)	12	(62)
FHLB Advances	1,069	620	1,689	407	431	838
Subordinated Debentures	7	(19)	(12)	754	65	819
Total Interest Bearing Liabilities	3,048	6,110	9,158	2,935	5,380	8,315
Net Interest Income	$12,505	$(3,217)	$9,288	$12,933	$(3,554)	$9,379

Interest Income, Interest Expense, and Net Interest Margin

2019 Compared to 2018

Net interest income was $74.1 million for the year ended December 31, 2019, an increase of $9.4 million, or 14.5%, compared to $64.7 million for the year ended December 31, 2018. The increase in net interest income was largely attributable to growth in average interest earning assets, particularly strong organic growth in the loan portfolio.

Net interest margin (on a fully tax-equivalent basis) for the year ended December 31, 2019 was 3.59%, compared to 3.72% for the year ended December 31, 2018, a decrease of 13 basis points. While net interest margin has benefitted from the repricing of variable rate loans and the origination of new loans at higher rates, this was outpaced by increased balances and rates on deposits and borrowings.

Average interest earning assets for the year ended December 31, 2019 increased $324.7 million, or 18.4%, to $2.09 billion from $1.77 billion for the year ended December 31, 2018. This increase in average interest earning assets was due to continued organic growth in the loan portfolio as a result of increased loan production. Average interest bearing liabilities increased $217.2 million, or 17.5%, to $1.46 billion for the year ended December 31, 2019, from $1.24 billion for the year ended December 31, 2018. The increase in average interest bearing liabilities was due to an increase in interest bearing deposits and FHLB advances, partially offset by a decrease in federal funds purchased and notes payable.

Average interest earning assets produced a tax-equivalent yield of 5.01% for year ended December 31, 2019, compared to 4.88% for the year ended December 31, 2018. The average rate paid on interest bearing liabilities was 2.03% for the year ended December 31, 2019, compared to 1.65% for the year ended December 31, 2018.

Interest Income. Total interest income on a tax-equivalent basis was $104.7 million for the year ended December 31, 2019, compared to $86.2 million for the year ended December 31, 2018. The $18.4 million, or 21.4%, increase in total interest income on a tax-equivalent basis was primarily due to strong organic growth in the loan portfolio and an increase in the average yield on loans.

Interest income on cash investments increased $505,000, or 202.0%, for the year ended December 31, 2019, compared to the year ended December 31, 2018, due to increased liquidity, which resulted from strong deposit growth. Interest income on the investment securities portfolio on a fully-tax equivalent basis increased $974,000, or 12.6%, for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to a 33 basis point increase in the aggregate portfolio yield.

Interest income on loans for the year ended December 31, 2019 was $94.9 million, compared to $78.0 million for the year ended December 31, 2018. The $16.8 million, or 21.6%, increase was due to a $294.8 million, or 19.8%, increase in the average balance of loans outstanding and an 8 basis point increase in the average yield on loans. The increase in the average balance of loans outstanding was due to organic loan growth. The increase in yield on the loan portfolio resulted primarily from strong loan growth at yields accretive to the existing portfolio yield and has enabled the Company to offset the decreases in loan fee income. While deferred fees are regularly amortized into income, fluctuations in the level of loan fees recognized can vary based on prepayments and other factors.

The following table presents a summary of interest and fees recognized on loans for the years ended December 31, 2019, 2018 and 2017:

	For the year ended December 31,
	2019	2018	2017
Interest	5.06%	4.85%	4.67%
Fees	0.25	0.38	0.43
Yield on Loans	5.31%	5.23%	5.10%

Interest Expense. Interest expense on interest bearing liabilities increased $9.2 million, or 44.7%, to $29.6 million for the year ended December 31, 2019, compared to $20.5 million for the year ended December 31, 2018, due to increases in market interest rates and growth in average balances of both deposits and borrowings, partially offset by a decrease in average balances of federal funds purchased.

Interest expense on deposits increased to $24.0 million for the year ended December 31, 2019, compared to $16.0 million for the year ended December 31, 2018. The $8.0 million, or 50.2%, increase in interest expense on deposits was primarily due to the average balance of interest bearing deposits increasing $189.9, or 17.4%, combined with a 41 basis point increase in the average rate paid. The increase in the average balance of interest bearing deposits resulted primarily from increases in interest bearing transaction deposits, savings and money market deposits, time deposits and brokered deposits. The increase in the average rate paid was primarily due to the impact of higher market interest rates demanded on deposits in the local and wholesale markets.

Interest expense on borrowings increased $1.1 million to $5.7 million for the year ended December 31, 2019, compared to $4.5 million for the year ended December 31, 2018. This increase was primarily due to increased rates and average balances of FHLB advances, offset in part by a reduction in interest expense on federal funds purchased and notes payable as a result of a decrease in the average balances of these types of borrowings.

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

Interest expense on deposits increased to $16.0 million for the year ended December 31, 2018, compared to $9.7 million for the year ended December 31, 2017. The $6.3 million, or 64.3%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 18.8% combined with a 40 basis point increase in the average rate paid. The increase in the average balance of deposits resulted primarily from increases in savings and money market deposits, time deposits, and brokered deposits. The increase in the average rate paid was primarily due to the impact of higher market interest rates demanded on deposits in the local and wholesale markets.

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

Provision for Loan Losses

2019 Compared to 2018

The allowance for loan losses increased $2.5 million as of December 31, 2019, compared to December 31, 2018, reflecting a provision for loan losses of $2.7 million and net charge-offs of $205,000 during 2019. The provision for loan losses was $2.7 million for the year ended December 31, 2019, a decrease of $875,000, compared to the provision for loan losses of $3.6 million for the year ended December 31, 2018, due primarily to continued strength in credit quality and consistent performance of the loan portfolio.

The allowance for loan losses at December 31, 2019 represented 1.18% of gross loans outstanding, compared to 1.20% at December 31, 2018.

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

The allowance for loan losses at December 31, 2018 represented 1.20% of gross loans outstanding, compared to 1.22% at December 31, 2017.

The following table presents a summary of the activity in the allowance for loan losses for the years ended December 31, 2019, 2018, and 2017:

	Year Ended
	December 31,	December 31,	December 31,
(dollars in thousands)	2019	2018	2017
Balance at Beginning of Period	$20,031	$16,502	$12,333
Provision for Loan Losses	2,700	3,575	4,175
Charge-offs	(388)	(421)	(177)
Recoveries	183	375	171
Balance at End of Period	$22,526	$20,031	$16,502

Noninterest Income

2019 Compared to 2018

Noninterest income was $3.8 million for the year ended December 31, 2019, compared to $2.5 million for the year ended December 31, 2018, an increase of $1.3 million, or 50.5%. The increase was primarily due to an increase in gains on sales of securities and foreclosed assets and an increase in swap fees, partially offset by decreased letter of credit fees.

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

The following table presents the major components of noninterest income for the year ended December 31, 2019, compared to the year ended December 31, 2018, and for the year ended December 31, 2018, compared to the year ended December 31, 2017:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2019	2018	(Decrease)	2018	2017	(Decrease)
Noninterest Income:
Customer Service Fees	$760	$745	$15	$745	$660	$85
Net Gain (Loss) on Sales of Securities	516	(125)	641	(125)	(250)	125
Net Gain (Loss) on Sales of Foreclosed Assets	69	(225)	294	(225)	356	(581)
Letter of Credit Fees	1,184	1,296	(112)	1,296	1,072	224
Debit Card Interchange Fees	418	391	27	391	390	1
Swap Fees	255	—	255	—	—	—
Other Income	624	461	163	461	308	153
Totals	$3,826	$2,543	$1,283	$2,543	$2,536	$7

Noninterest Expense

2019 Compared to 2018

Noninterest expense totaled $36.9 million for the year ended December 31, 2019, a $5.4 million, or 17.0% increase from $31.6 million for the year ended December 31, 2018. The increase was primarily driven by a $3.5 million increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the Company’s growth, a $734,000 increase in occupancy and equipment and a $565,000 increase in professional and consulting fees. The increases were partially offset by a decrease of $180,000 in FDIC Insurance Assessment due to a credit from the FDIC for a portion of premiums previously paid to the DIF that became refundable when the DIF exceeded 1.38% of insured deposits, which occurred during the year ended December 31, 2019. The Company has no remaining credits as of December 31, 2019.

Full-time equivalent employees increased from 140 as of December 31, 2018, to 160 as of December 31, 2019. The increase includes key strategic hires in deposit gathering roles, lending, information technology and other supportive functions as the Company continues to attract talent and capitalize on the M&A disruption in its market area.

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

The efficiency ratio was 47.4% for the year ended December 31, 2019, a marginal increase over 46.5% for the year ended December 31, 2018. The amortization of tax credit investments elevated the level of operating expenses in both years, and while the recognition of the tax credits increases operating expenses, and concurrently the efficiency ratio, it directly reduces income tax expense and the effective tax rate. The adjusted efficiency ratio, a non-GAAP financial measure, which excludes the impact of the amortization of tax credit investments, increased slightly to 43.3% for the year ended December 31, 2019, compared to 41.7% for the year ended December 31, 2018.

2018 Compared to 2017

Noninterest expense totaled $31.6 million for the year ended December 31, 2018, a $6.1 million, or 23.8% increase from $25.5 million for the year ended December 31, 2017. The increase was primarily driven by a $4.6 million increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the Company’s growth, a $1.4 million increase in amortization of tax credit investments, a $261,000 increase in information technology and telecommunication expenses to support the Company’s growing infrastructure, and a $359,000 increase in marketing expenses to increase brand recognition in its market area. The increases were partially offset by a decrease of $1.1 million in professional and consulting fees due to higher expenses incurred during 2017 for preparation of the Company’s initial public offering, in comparison to 2018.

Full-time equivalent employees increased from 114 as of December 31, 2017, to 140 as of December 31, 2018.

Efficiency Ratio. The efficiency ratio was 46.5% for the year ended December 31, 2018, a marginal increase over 44.4% for the year ended December 31, 2017. The amortization of tax credit investments elevated the level of operating expenses in both years, and while the recognition of the tax credits increases operating expenses, and concurrently the efficiency ratio, it directly reduces income tax expense and the effective tax rate. The adjusted efficiency ratio, a non-GAAP financial measure, which excludes the impact of the amortization of tax credit investments, remained generally consistent at 41.7% for the year ended December 31, 2018, compared to 41.1% for the year ended December 31, 2017.

The following table presents the major components of noninterest expense for the year ended December 31, 2019, compared to the year ended December 31, 2018, and the year ended December 31, 2018, compared to the year ended December 31, 2017:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2019	2018	(Decrease)	2018	2017	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$22,076	$18,620	$3,456	$18,620	$14,051	$4,569
Occupancy and Equipment	3,085	2,351	734	2,351	2,192	159
FDIC Insurance Assessment	735	915	(180)	915	770	145
Data Processing	647	470	177	470	592	(122)
Professional and Consulting Fees	1,690	1,125	565	1,125	2,198	(1,073)
Information Technology and Telecommunications	996	932	64	932	671	261
Marketing and Advertising	1,507	1,342	165	1,342	983	359
Intangible Asset Amortization	191	191	—	191	191	—
Amortization of Tax Credit Investments	3,225	3,293	(68)	3,293	1,916	1,377
Other Expense	2,780	2,323	457	2,323	1,932	391
Totals	$36,932	$31,562	$5,370	$31,562	$25,496	$6,066

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

2019 Compared to 2018

Income tax expense was $6.9 million for the year ended December 31, 2019, compared to $5.2 million for the year ended December 31, 2018. The effective combined federal and state income tax rate for the year ended December 31, 2019 was 18.1%, compared to 16.3% for the year ended December 31, 2018. The higher effective combined rate was primarily due to fewer tax credits being recognized during 2019.

The recognition of tax credit investments significantly impacts the Company’s effective tax rate. Excluding the impact of tax credit investments, the effective combined federal and state income tax rate for the year ended December 31, 2019 was 24.8%.

2018 Compared to 2017

In the prior period, comparability is impacted by the enactment of the Tax Cuts and Jobs Act on December 22, 2017. The legislation reduced the federal corporate tax rate from 35% in 2017 and periods prior to 21% starting in 2018 and required the Company to charge a one-time revaluation of the deferred tax asset of $2.0 million to the provision for income taxes.

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

Financial Condition

Overview

Total assets at December 31, 2019 were $2.27 billion, an increase of $295.1 million, or 15.0%, from December 31, 2018. Total gross loans were $1.91 billion, an increase of $247.1 million, or 14.8%, from December 31, 2018. Securities available for sale were $289.9 million at December 31, 2019, an increase of $36.5 million, or 14.4%, from December 31, 2018.

Total liabilities at December 31, 2019 were $2.02 billion, an increase of $271.3 million, or 15.5%, from December 31, 2018. Total deposits increased $262.4 million, or 16.8%, from December 31, 2018. Total borrowings were $174.2 million, a decrease of $7.4 million, or 4.1%, from December 31, 2018.

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

The investment securities portfolio consists primarily of municipal securities, U.S. government agency mortgage-backed securities, Small Business Administration, or SBA, securities, and corporate securities comprised of subordinated debentures of bank and financial holding companies. In addition, the Company also holds U.S. treasury securities, asset-backed securities and other debt securities, all with varying contractual maturities. These maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $289.9 million at December 31, 2019, compared to $253.4 million at December 31, 2018, an increase of $36.5 million, or 14.4%. At December 31, 2019, municipal securities represented 36.5% of the investment securities portfolio, government agency mortgage-backed securities represented 22.0% of the portfolio, SBA securities represented 17.1% of the portfolio, corporate securities represented 17.3% of the portfolio, U.S. treasury securities represented 1.7% of the portfolio, asset-backed securities represented 5.0% of the portfolio, and other commercial mortgage-backed securities represented 0.4% of the portfolio. The following table presents the amortized cost and fair value of securities available for sale, by type, at December 31, 2019, 2018 and 2017.

	December 31, 2019		December 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury Securities	$4,990	$4,998	$17,862	$17,897	$—	$—
SBA Securities	50,126	49,559	49,876	49,054	45,368	45,383
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	1,195	1,215	6,357	6,137	7,080	6,940
Issued by FNMA and FHLMC	3,571	3,543	314	314	11,340	11,272
Other Residential Mortgage-Backed Securities	46,464	46,695	25,252	24,539	29,516	28,834
Commercial Mortgage-Backed Securities	12,019	12,213	15,443	14,736	12,121	11,748
All Other Commercial MBS	1,063	1,062	1,450	1,450	1,888	1,887
Total MBS	64,312	64,728	48,816	47,176	61,945	60,681
Municipal Securities	99,441	105,743	117,991	118,133	115,784	118,320
Corporate Securities	49,674	50,176	21,170	21,118	5,052	5,107
Asset-Backed Securities	14,673	14,673	—	—	—	—
Total	$283,216	$289,877	$255,715	$253,378	$228,149	$229,491

The following tables present the fair value of securities as of December 31, 2019 and 2018 by their stated maturities, as well as the fully tax-equivalent yields for each maturity range.

	Maturity as of December 31, 2019
	Due in One Year		More Than One		More Than Five
	or Less		Year to Five Years		Years to Ten Years		Due After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. Treasury Securities	$4,998	2.56%	$—	—%	$—	—%	$—	—%
SBA Securities	—	—	1,770	3.16	22,550	2.58	25,239	2.83
Mortgage‑Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass‑Through:
Guaranteed by GNMA	—	—	—	—	—	—	1,215	2.87
Issued by FNMA and FHLMC	—	—	65	3.19	71	3.23	3,407	2.78
Other Residential Mortgage‑Backed Securities	—	—	85	1.88	149	3.11	46,461	2.58
Commercial Mortgage‑Backed Securities	—	—	—	—	10,622	2.68	1,591	2.41
All Other Commercial MBS	—	—	—	—	—	—	1,062	3.52
Total MBS	—	—	150	2.45	10,842	2.69	53,736	2.61
Municipal Securities	917	3.99	8,704	4.22	26,911	4.20	69,211	4.05
Corporate Securities	1,254	2.37	11,372	4.46	36,550	4.88	1,000	5.25
Asset-Backed Securities	—	—	—	—	—	—	14,673	2.90
Total	$7,169	2.71%	$21,996	4.25%	$96,853	3.91%	$163,859	3.30%

	Maturity as of December 31, 2018
	Due in One Year		More Than One		More Than Five
	or Less		Year to Five Years		Years to Ten Years		Due After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. Treasury Securities	$9,940	2.36%	$7,957	2.75%	$—	—%	$—	—%
SBA Securities	—	—	901	3.66	15,961	3.12	32,192	3.34
Mortgage‑Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass‑Through:
Guaranteed by GNMA	—	—	—	—	—	—	6,137	2.53
Issued by FNMA and GHLMC	—	—	—	—	314	2.82	—	—
Other Residential Mortgage‑Backed Securities	109	0.91	43	2.84	309	2.28	24,078	2.81
Commercial Mortgage‑Backed Securities	—	—	2,525	1.72	6,825	2.61	5,386	2.84
All Other Commercial MBS	—	—	—	—	—	—	1,450	3.52
Total MBS	109	0.91	2,568	1.74	7,448	2.61	37,051	2.80
Municipal Securities	704	3.66	9,401	3.64	30,403	4.18	77,625	4.00
Corporate Securities	—	—	—	—	21,118	5.26	—	—
Total	$10,753	2.43%	$20,827	3.07%	$74,930	4.10%	$146,868	3.55%

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

The Company originated net loan exposures of $954.7 million for the year ended December 31, 2019 and $1.1 billion for the year ended December 31, 2018. Net loan exposures include principal advances and unfunded commitments, net of loan participations sold. Total gross loans increased $247.1 million, or 14.8%, to $1.91 billion at December 31, 2019, compared to $1.66 billion at December 31, 2018. The multifamily, CRE nonowner occupied and 1-4 family mortgage categories contributed most significantly to the $247.1 million growth. As of December 31, 2019, multifamily loans increased $107.1 million, or 26.2%, nonowner occupied CRE loans increased $101.9 million, or 20.8%, and 1-4 family mortgage loans increased $33.8 million, or 14.9%, when compared to December 31, 2018.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$276,035	14.5%	$260,833	15.7%	$217,753	16.2%	$132,592	13.2%	$103,905	13.0%
Construction and Land Development	196,776	10.3	210,041	12.6	130,586	9.7	106,070	10.6	116,314	14.6
Real Estate Mortgage:
1 - 4 Family Mortgage	260,611	13.6	226,773	13.6	195,707	14.5	178,815	17.9	143,232	17.9
Multifamily	515,014	26.9	407,934	24.5	317,872	23.6	205,250	20.5	168,458	21.1
CRE Owner Occupied	66,584	3.5	64,458	3.9	65,909	4.9	62,347	6.2	48,917	6.1
CRE Nonowner Occupied	592,545	31.0	490,632	29.5	415,034	30.8	311,835	31.2	215,995	27.0
Total Real Estate Mortgage Loans	1,434,754	75.0	1,189,797	71.5	994,522	73.8	758,247	75.8	576,602	72.1
Consumer and Other	4,473	0.2	4,260	0.2	4,252	0.3	3,830	0.4	2,676	0.3
Total Loans, Gross	1,912,038	100.0%	1,664,931	100.0%	1,347,113	100.0%	1,000,739	100.0%	799,497	100.0%
Allowance for Loan Losses	(22,526)		(20,031)		(16,502)		(12,333)		(10,052)
Net Deferred Loan Fees	(5,512)		(4,515)		(4,104)		(3,266)		(2,686)
Total Loans, Net	$1,884,000		$1,640,385		$1,326,507		$985,140		$786,759

The Company’s primary focus has been on real estate mortgage lending, which constituted 75.0% of the portfolio as of December 31, 2019. The composition of the portfolio remained consistent with prior periods and although the Company expects continued growth, it does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of December 31, 2019, CRE loans totaled $1.30 billion, consisting of $592.5 million of loans secured by nonowner occupied CRE, $515.0 million of loans secured by multifamily residential properties and $196.8 million of construction and land development loans. CRE loans represented 68.2% of the total gross loan portfolio and 516.6% of the Bank’s total risk-based capital at December 31, 2019.

The following table presents time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at December 31, 2019 as of such date:

	As of December 31, 2019
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$121,383	$119,575	$35,077
Construction and Land Development	132,221	53,194	11,361
Real Estate Mortgage:
1 - 4 Family Mortgage	53,707	170,116	36,788
Multifamily	117,406	168,770	228,838
CRE Owner Occupied	4,078	25,286	37,220
CRE Nonowner Occupied	114,533	234,599	243,413
Total Real Estate Mortgage Loans	289,724	598,771	546,259
Consumer and Other	1,589	2,420	464
Total Loans, Gross	$544,917	$773,960	$593,161
Interest Rate Sensitivity:
Fixed Interest Rates	$184,370	$545,855	$197,151
Floating or Adjustable Rates	360,547	228,105	396,010
Total Loans, Gross	$544,917	$773,960	$593,161

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

The following table presents information on loan classifications at December 31, 2019. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$21	$273	$294
Construction and Land Development	138	176	314
Real Estate Mortgage:
1 - 4 Family Mortgage	2,028	1,059	3,087
CRE Owner Occupied	—	1,173	1,173
CRE Nonowner Occupied	3,088	—	3,088
Total Real Estate Mortgage Loans	5,116	2,232	7,348
Consumer and Other	—	14	14
Totals	$5,275	$2,695	$7,970

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets. Nonaccrual loans totaled $461,000 at December 31, 2019 and $581,000 at December 31, 2018, a decrease of $120,000. There were no loans 90 days past due and still accruing as of December 31, 2019 and 2018. There were no foreclosed assets as of December 31, 2019 and 2018.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual Loans:
Commercial	$7	$8	$9	$15	$98
Construction and Land Development	176	198	583	604	615
Real Estate Mortgage:
1 - 4 Family Mortgage	278	317	472	805	1,029
CRE Owner Occupied	—	—	—	—	596
CRE Nonowner Occupied	—	—	—	801	—
Total Real Estate Mortgage Loans	278	317	472	1,606	1,625
Consumer and Other	—	58	75	98	—
Total Nonaccrual Loans	$461	$581	$1,139	$2,323	$2,338
Total Nonperforming Loans	$461	$581	$1,139	$2,323	$2,338
Plus: Foreclosed Assets	—	—	581	4,183	726
Total Nonperforming Assets (1)	$461	$581	$1,720	$6,506	$3,064
Total Restructured Accruing Loans	276	181	2,178	3,286	4,270
Total Nonperforming Assets and Restructured Accruing Loans	$737	$762	$3,898	$9,792	$7,334
Nonaccrual Loans to Total Loans	0.02%	0.03%	0.08%	0.23%	0.29%
Nonperforming Loans to Total Loans	0.02	0.03	0.08	0.23	0.29
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.02	0.03	0.13	0.65	0.38
Nonperforming Assets and Restructured Accruing Loans to Total Loans Plus Foreclosed Assets	0.04	0.05	0.29	0.97	0.92

(1)

Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for loan losses is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. There are not any loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms. Due to the low levels of nonaccrual loans, gross income that would have been recorded on nonaccrual loans is $44,000.

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

At December 31, 2019, the allowance for loan losses was $22.5 million, an increase of $2.5 million from $20.0 million at December 31, 2018. Net charge-offs totaled $205,000 during the year ended December 31, 2019 and $46,000 during the year ended December 31, 2018. The allowance for loan losses as a percentage of total loans was 1.18% at December 31, 2019 and 1.20% at December 31, 2018.

The following presents a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	As of and for the year ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Balance, Beginning of Period	$20,031	$16,502	$12,333	$10,052	$9,489
Charge-offs:
Commercial	160	10	1	107	34
Construction and Land Development	—	358	—	248	348
Real Estate Mortgage:
1 - 4 Family Mortgage	195	21	—	1	662
CRE Owner Occupied	—	—	—	123	—
CRE Nonowner Occupied	—	—	111	613	—
Total Real Estate Mortgage Loans	195	21	111	737	662
Consumer and Other	33	32	65	22	—
Total Charge-offs	388	421	177	1,114	1,044
Recoveries:
Commercial	8	25	5	101	1
Construction and Land Development	1	285	24	8	29
Real Estate Mortgage:
1 - 4 Family Mortgage	168	59	138	32	29
Multifamily	—	—	—	—	5
CRE Owner Occupied	—	—	—	—	28
Total Real Estate Mortgage Loans	168	59	138	32	62
Consumer and Other	6	6	4	4	15
Total Recoveries	183	375	171	145	107
Net Charge-offs	205	46	6	969	937
Provision for Loan Losses	2,700	3,575	4,175	3,250	1,500
Balance at End of Period	$22,526	$20,031	$16,502	$12,333	$10,052
Gross Loans, End of Period	1,912,038	1,664,931	1,347,113	1,000,739	799,497
Average Loans	1,785,937	1,491,166	1,177,491	896,915	684,498
Net Charge-offs to Average Loans	0.01%	0.00%	0.00%	0.11%	0.14%
Allowance to Total Gross Loans	1.18%	1.20%	1.22%	1.23%	1.26%

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	December 31,		December 31,		December 31,		December 31,		December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$3,058	13.6%	$2,898	14.5%	$2,435	14.7%	$1,315	10.7%	$1,349	13.4%
Construction and Land Development	2,202	9.8	2,451	12.2	1,892	11.5	1,379	11.2	1,708	17.0
Real Estate Mortgage:
1 - 4 Family Mortgage	2,839	12.6	2,597	13.0	2,317	14.0	2,410	19.5	1,765	17.6
Multifamily	5,824	25.9	4,644	23.2	3,170	19.2	1,568	12.7	871	8.7
CRE Owner Occupied	792	3.5	808	4.0	956	5.8	1,160	9.4	1,019	10.1
CRE Nonowner Occupied	6,972	30.9	5,872	29.3	5,087	30.8	3,323	27.0	2,452	24.4
Total Real Estate Mortgage Loans	16,427	72.9	13,921	69.5	11,530	69.8	8,461	68.6	6,107	60.8
Consumer and Other	85	0.4	65	0.3	60	0.4	78	0.6	36	0.3
Unallocated	754	3.3	696	3.5	585	3.6	1,100	8.9	852	8.5
Total Allowance for Loan Losses	$22,526	100.0%	$20,031	100.0%	$16,502	100.0%	$12,333	100.0%	$10,052	100.0%

Goodwill and Other Intangible Assets

Goodwill was $2.6 million at December 31, 2019 and 2018. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired, which originated from the acquisition of First National Bank of the Lakes in May of 2016. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of core deposit relationships and favorable lease term intangibles. Total other intangible assets at December 31, 2019 and 2018 were $861,000 and $1.0 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The principal sources of funds for the Company are core deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio by category, at the dates indicated:

	December 31,		December 31,		December 31,		December 31,		December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$447,509	24.5%	$369,203	23.6%	$292,539	21.9%	$238,062	23.3%	$169,403	22.2%
Interest Bearing Transaction Deposits	264,627	14.5	179,567	11.5	177,292	13.2	132,800	13.0	130,496	17.1
Savings and Money Market Deposits	516,785	28.3	402,639	25.8	369,942	27.6	239,084	23.4	152,848	20.1
Time Deposits	360,027	19.8	318,356	20.4	292,096	21.8	273,229	26.6	192,620	25.3
Brokered Deposits	234,362	12.9	291,169	18.7	207,481	15.5	140,333	13.7	116,515	15.3
Total Deposits	$1,823,310	100.0%	$1,560,934	100.0%	$1,339,350	100.0%	$1,023,508	100.0%	$761,882	100.0%

Total deposits at December 31, 2019 were $1.82 billion, an increase of $262.4 million, or 16.8%, compared to total deposits of $1.56 billion at December 31, 2018. Noninterest bearing deposits were $447.5 million at December 31, 2019, an increase of $78.3 million, or 21.2%, compared to $369.2 million at December 31, 2018. Noninterest bearing deposits comprised 24.5% of total deposits at December 31, 2019, compared to 23.6% at December 31, 2018.

The Company relies on increasing the deposit base to fund loan and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. At December 31, 2019, total brokered deposits were $234.4 million or 12.9% of total deposits, compared to total brokered deposits of $291.2 million, or 18.7% of total deposits at December 31, 2018. The decrease in brokered deposits as a percentage of total deposits was primarily attributable to the Company’s success in growing core deposits. Furthermore, the core deposit growth supported a strategy whereby the Company was able to exercise embedded call features on higher rate, brokered time deposits during the year ended December 31, 2019. The Company exercised the embedded optionality to decrease brokered deposit exposure, reissue brokered time deposits at lower rates, and utilize other funding sources, such as FHLB advances.

The following table presents the average balance and average rate paid on each of the following deposit categories for the years ended December 31, 2019, 2018, and 2017:

	As of and for the		As of and for the		As of and for the
	Year Ended		Year Ended		Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$414,377	—%	$330,898	—%	$299,232	—%
Interest Bearing Transaction Deposits	223,376	0.73	177,335	0.36	161,454	0.24
Savings and Money Market Deposits	447,040	1.73	381,318	1.23	284,641	0.78
Time Deposits < $250,000	232,310	2.30	196,235	1.93	181,871	1.62
Time Deposits > $250,000	116,838	2.61	103,786	1.87	104,969	1.35
Brokered Deposits	261,023	2.39	232,022	2.12	185,144	1.49
Total Deposits	$1,694,964	1.42%	$1,421,594	1.12%	$1,217,311	0.80%

The following table presents time deposits, including brokered time deposits, of $100,000 or more, by time remaining until maturity.

December 31,
(dollars in thousands)	2019
Three Months or Less	$78,005
Over Three Months through Six Months	56,588
Over Six Months through 12 Months	150,083
Over 12 Months	223,927
Totals	$508,603

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs of clients and fund loan growth. The following table presents a summary of overnight borrowings, which consist of federal funds purchased from correspondent banks on an overnight basis at the prevailing overnight market rates and the weighted average interest rates paid for the periods presented:

	As of and for the year ended December 31,
(dollars in thousands)	2019	2018	2017
Outstanding at Period-End	$—	$18,000	$23,000
Average Amount Outstanding	7,433	29,671	15,247
Maximum Amount Outstanding at any Month-End	87,000	90,000	39,000
Weighted Average Interest Rate:
During Period	2.50%	2.15%	1.11%
End of Period	1.73%	2.63%	1.63%

Other Borrowings

At December 31, 2019, other borrowings outstanding consisted of FHLB advances of $136.5 million and notes payable of $13.0 million.  The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $209.8 million and $122.1 million at December 31, 2019 and 2018, respectively.

Additionally, the Company has borrowing capacity from other sources. As of December 31, 2019, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $113.2 million and $114.1 million at December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company had no outstanding advances.

The Company has entered into a swap agreement with an unaffiliated third party in order to hedge interest rate risk associated with the notes payable. This agreement provides for the Company to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by one-month LIBOR.

Subordinated Debentures

On July 12, 2017, the Company issued $25.0 million of subordinated debentures at an initial fixed interest rate of 5.875% which is payable semi-annually. Beginning July 15, 2022, the interest rate converts to a variable interest rate equal to the three-month LIBOR plus 3.88%. The subordinated debentures mature on July 15, 2027. The subordinated debentures, net of issuance costs, were $24.7 million at December 31, 2019, compared to $24.6 million at December 31, 2018. The subordinated debentures qualify for Tier 2 regulatory capital treatment for the first five years, under applicable regulatory guidelines.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at December 31, 2019:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$1,231,364	$—	$—	$—	$1,231,364
Time Deposits	336,684	177,030	78,232	—	591,946
Notes Payable	2,000	11,000	—	—	13,000
FHLB Advances	10,000	44,000	72,500	10,000	136,500
Subordinated Debentures	—	—	—	25,000	25,000
Commitment to Fund Tax Credit Investments	3,395	—	—	—	3,395
Operating Lease Obligations	940	774	643	1,130	3,487
Totals	$1,584,383	$232,804	$151,375	$36,130	$2,004,692

On August 27, 2018, the Bank and Reuter Walton Commercial, LLC (the “Contractor”) entered into a Standard Form of Agreement Between Owner and Contractor and the corresponding General Conditions of the Contract for Construction (collectively, the “Construction Contract”). Under the Construction Contract, the Contractor will construct the core and shell of a new headquarters building for the Bank in St. Louis Park, Minnesota, and the Bank will pay the Contractor a contract price consisting of the cost of work plus a fee equal to 3.75% of the cost of work, subject to a guaranteed maximum price of $23.0 million, with anticipated construction to be completed in 2020. As of December 31, 2019, $15.2 million has been paid under this Construction Contract. On December 3, 2019, the Bank entered into a contract with a third party relating to the construction of the interior build-out of the new headquarters building for the Bank. The sum of the contract is $6.32 million, with anticipated construction to be completed in 2020. As of December 31, 2019, no payments had been made under this contract.

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

Shareholders’ Equity

Shareholders’ equity at December 31, 2019 was $244.8 million, an increase of $23.8 million, or 10.8%, over shareholders’ equity of $221.0 million at December 31, 2018, primarily due to $31.4 million of net income retained and a $6.3 increase in accumulated other comprehensive income, partially offset by $15.0 million of stock repurchases made under the Company’s stock repurchase program. The increase in accumulated other comprehensive income primarily resulted from interest rate fluctuations between periods.

Stock Repurchase Program. On January 22, 2019, the Company adopted a stock repurchase program. Under the repurchase program, the Company was initially authorized to repurchase up to $15.0 million of its common stock in open market transactions or through privately negotiated transactions at the Company’s discretion. On July 23, 2019, the Company’s Board of Directors approved a $10.0 million increase to the Company’s stock repurchase program, increasing the authorization to repurchase common stock under the program from a total of $15.0 million to a total of $25.0 million. During the year ended December 31, 2019, the Company repurchased 1,331,512 shares of its common stock, representing approximately 5% of the Company’s outstanding shares. Shares were repurchased at a weighted average price of $11.23 for a total of $15.0 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At December 31, 2019, the remaining amount that could be used to repurchase shares under the stock repurchase program was $10.0 million.

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

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2019. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are presented in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$269,613	12.98%	$166,163	8.00%	$218,089	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	236,533	11.39	124,623	6.00	176,549	8.50	N/A	N/A
Common Equity Tier 1 Capital	236,533	11.39	93,467	4.50	145,393	7.00	N/A	N/A
Tier 1 Leverage Ratio	236,533	10.69	88,498	4.00	88,498	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$252,501	12.16%	$166,137	8.00%	$218,055	10.50%	$207,671	10.00%
Tier 1 Risk-Based Capital	243,461	11.72	124,603	6.00	176,521	8.50	166,137	8.00
Common Equity Tier 1 Capital	243,461	11.72	93,452	4.50	145,370	7.00	134,986	6.50
Tier 1 Leverage Ratio	243,461	11.01	88,455	4.00	88,455	4.00	110,569	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$263,909	14.55%	$145,111	8.00%	$179,121	9.875%	N/A	N/A
Tier 1 Risk-Based Capital	218,888	12.07	108,833	6.00	142,844	7.875	N/A	N/A
Common Equity Tier 1 Capital	218,888	12.07	81,625	4.50	115,635	6.375	N/A	N/A
Tier 1 Leverage Ratio	218,888	11.23	77,971	4.00	77,971	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$230,865	12.76%	$144,776	8.00%	$178,707	9.875%	$180,970	10.00%
Tier 1 Risk-Based Capital	210,474	11.63	108,582	6.00	142,514	7.875	144,776	8.00
Common Equity Tier 1 Capital	210,474	11.63	81,436	4.50	115,368	6.375	117,630	6.50
Tier 1 Leverage Ratio	210,474	10.82	77,795	4.00	77,795	4.00	97,244	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a four year phase-in period that began on January 1, 2016, and was fully phased-in on January 1, 2019, at 2.5%. The required phase-in capital conservation buffer during 2018 was 1.875%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At December 31, 2019, the ratios for the Company and the Bank were sufficient to meet the fully phased-in conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$181,622	$319,340	$58,611	$336,421
Letters of Credit	17,503	61,722	33,899	47,154
Totals	$199,125	$381,062	$92,510	$383,575

Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

The Company manages liquidity by maintaining adequate levels of cash and other assets from on and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities available for sale, which are referred to as primary liquidity. In regard to off-balance sheet capacity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of Minneapolis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which the Company refers to as secondary liquidity. In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of December 31, 2019, the Company had no borrowings outstanding through the AFX.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	December 31, 2019	December 31, 2018
(Dollars in thousands)
Cash and Cash Equivalents	$31,935	$28,444
Securities Available for Sale	289,877	253,378
Total Primary Liquidity	$321,812	$281,822
Ratio of Primary Liquidity to Total Deposits	17.6%	18.1%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	December 31, 2019	December 31, 2018
(Dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$209,840	$122,120
Net Secured Borrowing Capacity with the Federal Reserve Bank	113,164	114,051
Unsecured Borrowing Capacity with Correspondent Lenders	105,000	90,000
Total Secondary Liquidity	$428,004	$326,171
Ratio of Primary and Secondary Liquidity to Total Deposits	41.1%	39.0%

During the year ended December 31, 2019, primary liquidity increased $40.0 million due to a $36.5 million increase in securities available for sale and a $3.5 million increase in cash and cash equivalents, when compared to December 31, 2018. Secondary liquidity increased $101.8 million as of December 31, 2019 when compared to December 31, 2018, due to a $87.7 million increase in the borrowing capacity on the secured borrowing line with the FHLB and a $15.0 million increase in unsecured borrowing capacity with correspondent lenders, offset partially by a $887,000 decrease in the borrowing capacity on the secured credit line with the Federal Reserve Bank.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At December 31, 2019, core deposits totaled approximately $1.47 billion and represented 80.7% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At December 31, 2019, brokered deposits totaled $234.4 million, consisting of $231.9 million of brokered time deposits and $2.4 million of non-maturity brokered money market and transaction accounts. At December 31, 2018, brokered deposits totaled $291.2 million, consisting of $264.2 million of brokered time deposits and $27.0 million of non-maturity brokered money market accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2019, the Company was in compliance with all established liquidity guidelines.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial data included in this report are not measures of financial performance recognized by GAAP. Management uses these non-GAAP financial measures in the analysis of performance:

•

“Efficiency ratio” is defined as noninterest expense less the amortization of intangibles divided by our operating revenue, which is equal to net interest income plus noninterest income excluding gains and losses on sales of securities. In our judgment, the adjustments made to operating revenue allow investors and analysts to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

•	“Adjusted Efficiency ratio” is defined as the efficiency ratio adjusted to exclude the amortization of tax credit investments from noninterest expense.
•

“Tangible common equity” is defined as shareholders’ equity reduced by goodwill and other intangible assets. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in shareholders’ equity exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing both equity and assets while not increasing our tangible equity or tangible assets.

•

“Tangible common equity to tangible assets” is defined as the ratio of tangible common equity, as defined above, divided by total assets reduced by goodwill and other intangible assets. We believe that this measure is important to many investors in the market place who are interested in relative changes from period to period in shareholders’ equity to total assets, each exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing both equity and assets while not increasing our tangible equity or tangible assets.

•

“Tangible book value per share” is defined as tangible shareholders’ equity divided by total common voting and non-voting shares outstanding. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing book value while not increasing our tangible book value.

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

	As of and for the year ended December 31,
(dollars in thousands, except share data)	2019	2018	2017	2016	2015

Efficiency Ratio
Noninterest Expense	$36,932	$31,562	$25,496	$20,168	$14,817
Less: Amortization of Intangible Assets	(191)	(191)	(191)	(104)	—
Adjusted Noninterest Expense	$36,741	$31,371	$25,305	$20,064	$14,817
Net Interest Income	$74,132	$64,738	$54,173	$42,118	$32,695
Noninterest Income	3,826	2,543	2,536	2,567	1,872
Less: (Gain) Loss on Sales of Securities	(516)	125	250	(830)	(574)
Adjusted Operating Revenue	$77,442	$67,406	$56,959	$43,855	$33,993
Efficiency Ratio	47.4%	46.5%	44.4%	45.8%	43.6%

Adjusted Efficiency Ratio
Noninterest Expense	$36,932	$31,562	$25,496	$20,168	$14,817
Less: Amortization of Tax Credit Investments	(3,225)	(3,293)	(1,916)	—	—
Less: Amortization of Intangible Assets	(191)	(191)	(191)	(104)	—
Adjusted Noninterest Expense	$33,516	$28,078	$23,389	$20,064	$14,817
Net Interest Income	$74,132	$64,738	$54,173	$42,118	$32,695
Noninterest Income	3,826	2,543	2,536	2,567	1,872
Less: (Gain) Loss on Sales of Securities	(516)	125	250	(830)	(574)
Adjusted Operating Revenue	$77,442	$67,406	$56,959	$43,855	$33,993
Adjusted Efficiency Ratio	43.3%	41.7%	41.1%	45.8%	43.6%

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common Equity	$244,794	$220,998	$137,162	$115,366	$80,178
Less: Intangible Assets	(3,487)	(3,678)	(3,869)	(4,060)	—
Tangible Common Equity	241,307	217,320	133,293	111,306	80,178
Total Assets	2,268,830	1,973,741	1,616,612	1,260,394	928,686
Less: Intangible Assets	(3,487)	(3,678)	(3,869)	(4,060)	—
Tangible Assets	$2,265,343	$1,970,063	$1,612,743	$1,256,334	$928,686
Tangible Common Equity/Tangible Assets	10.65%	11.03%	8.26%	8.86%	8.63%

Tangible Book Value Per Share
Book Value Per Common Share	$8.45	$7.34	$5.56	$4.69	$4.05
Less: Effects of Intangible Assets	(0.12)	(0.12)	(0.16)	(0.17)	—
Tangible Book Value Per Common Share	$8.33	$7.22	$5.40	$4.52	$4.05

Average Tangible Common Equity
Average Common Equity	$232,539	$194,083	$128,123	$102,588	$63,981
Less: Effects of Average Intangible Assets	(3,582)	(3,772)	(3,956)	(2,701)	—
Average Tangible Common Equity	$228,957	$190,311	$124,167	$99,887	$63,981

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

The Company’s management of interest rate risk is overseen by its ALM Committee, based on a risk management infrastructure approved by the board of directors that outlines reporting and measurement requirements. In particular, this infrastructure sets limits and management targets for various metrics, including a net interest income simulation model involving parallel shifts in interest rate curves, steepening and flattening yield curves, and various prepayment and deposit duration assumptions. The Company’s risk management infrastructure also requires a periodic review of all key assumptions used, such as identifying appropriate interest rate scenarios, setting loan prepayment rates based on historical analysis and noninterest bearing and interest bearing transaction deposit durations based on historical analysis. The Company does not engage in speculative trading activities relating to interest rates, foreign exchange rates, commodity prices, equities or credit.

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

The Company has entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of the Company’s interest rate exposure. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered certificate of deposit, wholesale borrowing, and notes payable portfolios. The hedging strategy converts variable interest rates to a fixed interest rate and is used in an effort to protect the Company from floating interest rate variability. At December 31, 2019 and 2018, these cash flow hedges had a total notional amount of $48.0 million and $15.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2019 are presented in the table below. The projections assume immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide the Company with meaningful results and thus is not presented.

Change (basis points) in Interest Rates	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base
+400	$80,558	13.47%
+300	78,064	9.95
+200	75,591	6.47
+100	73,113	2.98
0	70,996	—
−100	68,685	(3.26)
−200	67,127	(5.45)

The table above indicates that as of December 31, 2019, in the event of an immediate and sustained 400 basis point increase in interest rates, we would experience a 13.47% increase in net interest income. In the event of an immediate 200 basis point decrease in interest rates, we would experience a 5.45% decrease in net interest income.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bridgewater Bancshares, Inc.

Bloomington, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgewater Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

CliftonLarsonAllen LLP

Minneapolis, Minnesota

March 11, 2020

We have served as the Company’s auditor since 2005.

Bridgewater Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31,	December 31,
	2019	2018
ASSETS
Cash and Cash Equivalents	$31,935	$28,444
Bank-Owned Certificates of Deposit	2,654	3,305
Securities Available for Sale, at Fair Value	289,877	253,378
Loans, Net of Allowance for Loan Losses of $22,526 at December 31, 2019 and $20,031 at December 31, 2018	1,884,000	1,640,385
Federal Home Loan Bank (FHLB) Stock, at Cost	7,824	7,614
Premises and Equipment, Net	27,628	13,074
Accrued Interest	6,775	6,589
Goodwill	2,626	2,626
Other Intangible Assets, Net	861	1,052
Other Assets	14,650	17,274
Total Assets	$2,268,830	$1,973,741

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$447,509	$369,203
Interest Bearing	1,375,801	1,191,731
Total Deposits	1,823,310	1,560,934
Federal Funds Purchased	—	18,000
Notes Payable	13,000	15,000
FHLB Advances	136,500	124,000
Subordinated Debentures, Net of Issuance Costs	24,733	24,630
Accrued Interest Payable	1,982	1,806
Other Liabilities	24,511	8,373
Total Liabilities	2,024,036	1,752,743

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value
Authorized 10,000,000; None Issued and Outstanding at December 31, 2019 and December 31, 2018	—	—
Common Stock- $0.01 par value
Common Stock - Authorized 75,000,000; Issued and Outstanding 28,973,572 at December 31, 2019 and 30,097,274 at December 31, 2018	290	301
Additional Paid-In Capital	112,093	126,031
Retained Earnings	127,637	96,234
Accumulated Other Comprehensive Income (Loss)	4,774	(1,568)
Total Shareholders' Equity	244,794	220,998
Total Liabilities and Shareholders' Equity	$2,268,830	$1,973,741

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

	December 31,	December 31,	December 31,
	2019	2018	2017
INTEREST INCOME
Loans, Including Fees	$94,852	$78,033	$60,024
Investment Securities	7,773	6,694	5,981
Other	1,153	499	341
Total Interest Income	103,778	85,226	66,346

INTEREST EXPENSE
Deposits	23,996	15,972	9,719
Notes Payable	501	594	656
FHLB Advances	3,407	1,718	880
Subordinated Debentures	1,556	1,568	749
Federal Funds Purchased	186	636	169
Total Interest Expense	29,646	20,488	12,173

NET INTEREST INCOME	74,132	64,738	54,173
Provision for Loan Losses	2,700	3,575	4,175

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	71,432	61,163	49,998

NONINTEREST INCOME
Customer Service Fees	760	745	660
Net Gain (Loss) on Sales of Available for Sale Securities	516	(125)	(250)
Net Gain (Loss) on Sales of Foreclosed Assets	69	(225)	356
Other Income	2,481	2,148	1,770
Total Noninterest Income	3,826	2,543	2,536

NONINTEREST EXPENSE
Salaries and Employee Benefits	22,076	18,620	14,051
Occupancy and Equipment	3,085	2,351	2,192
Other Expense	11,771	10,591	9,253
Total Noninterest Expense	36,932	31,562	25,496

INCOME BEFORE INCOME TAXES	38,326	32,144	27,038
Provision for Income Taxes	6,923	5,224	10,149
NET INCOME	$31,403	$26,920	$16,889

EARNINGS PER SHARE
Basic	$1.07	$0.93	$0.69
Diluted	1.05	0.91	0.68
Dividends Paid Per Share	—	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	December 31,	December 31,	December 31,
	2019	2018	2017
Net Income	$31,403	$26,920	$16,889
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	9,514	(3,804)	6,354
Unrealized Gains (Losses) on Cash Flow Hedges	(962)	9	121
Reclassification Adjustment for (Gains) Losses Realized in Income	(525)	125	250
Income Tax Impact	(1,685)	824	(2,366)
Total Other Comprehensive Income (Loss), Net of Tax	6,342	(2,846)	4,359
Comprehensive Income	$37,745	$24,074	$21,248

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in thousands, except share data)

							Accumulated
					Additional		Other
	Shares		Common Stock		Paid-In	Retained	Comprehensive
	Voting	Non-voting	Voting	Non-voting	Capital	Earnings	Income (Loss)	Total

BALANCE, December 31, 2016	20,744,001	3,845,860	$207	$38	$65,777	$52,619	$(3,275)	$115,366
Stock-based Compensation	—	—	—	—	368	—	—	368
Comprehensive Income	—	—	—	—	—	16,889	4,359	21,248
Stock Options Exercised	90,000	—	1	—	179	—	—	180
BALANCE, December 31, 2017	20,834,001	3,845,860	208	38	66,324	69,508	1,084	137,162
Stock-based Compensation	—	—	—	—	799	—	—	799
Comprehensive Income (Loss)	—	—	—	—	—	26,920	(2,846)	24,074
Issuance of Common Stock, Net of Issuance Costs	5,379,513	—	54	—	58,803	—	—	58,857
Conversion of Non-voting Stock to Voting Stock	3,845,860	(3,845,860)	38	(38)	—	—	—	—
Stock Options Exercised	37,900	—	1	—	105	—	—	106
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act to Retained Earnings	—	—	—	—	—	(194)	194	—
BALANCE, December 31, 2018	30,097,274	—	301	—	126,031	96,234	(1,568)	220,998
Stock-based Compensation	—	—	—	—	752	—	—	752
Comprehensive Income	—	—	—	—	—	31,403	6,342	37,745
Stock Options Exercised	74,850	—	1	—	257	—	—	258
Stock Repurchases	(1,331,512)	—	(13)	—	(14,946)	—	—	(14,959)
Issuance of Restricted Stock Awards	132,960	—	1	—	(1)	—	—	—
BALANCE, December 31, 2019	28,973,572	—	$290	$—	$112,093	$127,637	$4,774	$244,794

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	December 31,	December 31,	December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$31,403	$26,920	$16,889
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	2,523	3,028	2,779
Net (Gain) Loss on Sales of Securities Available for Sale	(516)	125	250
Provision for Loan Losses	2,700	3,575	4,175
Depreciation and Amortization of Premises and Equipment	1,008	761	694
Loss on Sale of Premises and Equipment	9	—	—
Amortization of Other Intangible Assets	191	191	191
Amortization of Subordinated Debt Issuance Costs	103	103	43
Net (Gain) Loss on Sale of Foreclosed Assets	(69)	225	(356)
Stock-based Compensation	752	799	368
Deferred Income Taxes	(747)	(1,298)	(2,062)
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	529	(7,627)	(122)
Accrued Interest Payable and Other Liabilities	1,641	2,606	2,053
Net Cash Provided by Operating Activities	39,527	29,408	24,902

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-owned Certificates of Deposit	651	(233)	1,627
Proceeds from Sales of Securities Available for Sale	42,864	24,684	36,209
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	41,118	22,965	23,411
Purchases of Securities Available for Sale	(98,817)	(78,368)	(68,453)
Proceeds from Sale of Premises and Equipment	1	—	—
Net Increase in Loans	(247,573)	(317,453)	(346,231)
Net Increase in FHLB Stock	(210)	(2,467)	(157)
Purchases of Premises and Equipment	(15,572)	(3,720)	(1,235)
Proceeds from Sales of Foreclosed Assets	1,327	356	4,647
Net Cash Used in Investing Activities	(276,211)	(354,236)	(350,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deposits	262,376	221,584	315,842
Net Decrease in Federal Funds Purchased	(18,000)	(5,000)	(21,000)
Principal Payments on Notes Payable	(2,000)	(2,000)	(2,000)
Proceeds from FHLB Advances	42,500	70,000	29,000
Principal Payments on FHLB Advances	(30,000)	(14,000)	(14,000)
Proceeds from Issuance of Subordinated Debentures	—	—	24,484
Stock Options Exercised	258	106	180
Issuance of Common Stock	—	58,857	—
Stock Repurchases	(14,959)	—	—
Net Cash Provided by Financing Activities	240,175	329,547	332,506

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,491	4,719	7,226
Cash and Cash Equivalents Beginning	28,444	23,725	16,499
Cash and Cash Equivalents Ending	$31,935	$28,444	$23,725

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$29,367	$19,987	$11,334
Cash Paid for Income Taxes	7,625	7,865	12,110
Loans Transferred to Foreclosed Assets	1,258	—	689
Investment Securities Purchased but Not Settled	14,673	—	—

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

Material estimates that are particularly susceptible to significant change in the near term include the valuation of securities, determination of the allowance for loan losses, calculation of deferred tax assets, and investment securities impairment.

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under the Company’s

Registration Statement on Form S-1, which was declared effective by the SEC on March 13, 2018; (2) the last day of the fiscal year in which the Company has $1.07 billion or more in annual revenues; (3) the date on which the Company is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act; or (4) the date on which the Company has, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

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

Allowance for Loan Losses

The allowance for loan losses (the “allowance”) is an estimate of loan losses inherent in the Company’s loan portfolio. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after loan losses and loan growth. Loan losses are charged-off against the allowance when the Company determines all or a portion of the loan balance to be uncollectible. Cash received on previously charged-off amounts is recorded as a recovery to the allowance.

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

Under certain circumstances, the Company will provide borrowers relief through loan restructurings. A restructuring of debt constitutes a troubled debt restructuring (TDR) if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment as described above in the calendar year of the restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and is performing according to the modified terms. TDR concessions can include reduction of interest rates, extension of maturity dates, forgiveness of principal or interest due, or acceptance of other assets in full or partial satisfaction of the debt. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included with other nonaccrual loans.

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

Commercial: Commercial loans generally are loans to sole proprietorships, partnerships, corporations, and other business enterprises to finance accounts receivable or inventory, capital assets, or for other business related purposes. Commercial lending is not without risk as this asset class has generally exhibited higher loss rates compared to other loan types. The primary repayment sources for commercial and industrial loans are the existing cash flows of operating businesses which can be adversely affected by company, industry and economic business cycles. Economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. The liquidation of collateral, typically accounts receivable, inventory, equipment, or other business assets, is the primary source of principal repayment if the borrower defaults. The value of these assets can be uncertain in a liquidation scenario.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions.

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

The amount of the uncertain tax positions was not deemed to be material. It is not expected that the unrecognized tax benefit will be material within the next 12 months. The Company did not recognize any interest or penalties for the years ended December 31, 2019, 2018 and 2017.

The Company is no longer subject to federal or state tax examination by tax authorities for years ending before December 31, 2016.

Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. These investments are included in other assets on the balance sheet, with any unfunded commitments included within other liabilities. The qualified affordable housing projects are accounted for under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is recognized over the period that the Company expects to receive the tax credits, with the expense included within income tax expense on the consolidated statements of income. The historic tax credits are accounted for under the equity method, with the expense included within noninterest expense on the consolidated statements of income. Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value.

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

Derivative Financial Instruments

The Company uses derivative financial instruments, which consist of interest rate swaps, to assist in its interest rate risk management. All derivatives are measured and reported at fair value on the Company’s consolidated balance sheet as other assets or other liabilities. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings, specifically in noninterest income.

The Company enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments to meet client needs, the Company enters into offsetting positions with large U.S. and international financial institutions in order to minimize the risk to the Company. These swaps are derivatives, but are not designated as hedging instruments.

Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. The Company prepares written hedge documentation for all derivatives  which are designed as hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management's assertion that the hedge will be highly effective. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly. For a cash flow hedge that is effective, the gain or loss on the derivative is reported as a component in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in the fair value of derivatives that are not highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings. To determine fair value, the Company uses third party pricing models that incorporate assumptions about market conditions and risks that are current at the reporting date. The Company does not use derivative instruments for trading or speculative purposes.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income.

Hedge accounting discontinues on transactions that are no longer deemed effective, or for which the derivative has been terminated or de-designated. When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income.  When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, changes in value that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods which the hedged transactions will affect earnings.

Stock-based Compensation

The Company’s stock-based compensation plans provide for awards of stock options and restricted stock to directors, officers and employees. The cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period as a component of compensation expense. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are recognized as they occur. The Company uses the Black-Scholes model to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensating Balances

The Bank is required to maintain average balances with the Federal Reserve Bank. The Bank has implemented a deposit reclassification program which allows the Bank to reclassify a portion of transaction accounts to nontransaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank. At December 31, 2019, the Bank was subject to maintaining an average balance of $776. As of December 31, 2019, the Company pledged cash collateral for the Company’s derivative contracts of $1,404. No cash collateral was pledged on any derivative contracts for the year ended December 31, 2018.

Earnings per Share

Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of stock compensation using the treasury stock method.

Segment Reporting

All of the Company’s operations are considered by management to be one operating segment.

Reclassifications

Certain reclassifications have been made to the 2018 consolidated financial statements to conform to the 2019 classifications.

Impact of Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”). ASU 2014‑09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2015‑14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015‑14”) was issued in August 2015 which defers adoption to annual reporting periods beginning after December 15, 2018 and interim reporting periods beginning after December 15, 2019. The Company adopted ASU 2014-09 and its related amendments using the modified retrospective approach effective January 1, 2019, with no material impact on its consolidated financial statements. See Note 22 for the new disclosures related to Topic 606.

In January 2016, the FASB issued ASU 2016‑01, Financial Instruments—Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016‑01”). This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current GAAP. This ASU became effective for the Company on January 1, 2019 and did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842) (“ASU 2016‑02”). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Entities will be required to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements which provides an optional transition method to adopt the new requirements of ASU 2016-02 as of the adoption date with no adjustment to the presentation or disclosure of comparative prior periods included in the financial statement in the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2019 and interim reporting periods beginning after December 15, 2020. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. This ASU provides clarifications to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing essential information about leasing transactions. Specifically, this ASU (i) states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there isn’t a significant amount of time between acquisition of the asset and lease commencement, (ii) allows for the cash flows received for sales-type and direct financing leases to continue to be presented as results from investing, and (iii) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (815), and Leases (Topic 842) – Effective Dates. This ASU amended the effective date of ASU 2016-02, ASU 2018-11 and ASU 2019-01 for smaller reporting companies and non-SEC reporting entities. The amendment delays the effective date to fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. As an emerging growth company, the Company can take advantage of this delay. The Company continues to assess and implement changes to its accounting processes for leases to help ensure that it meets the reporting and disclosure requirements of this ASU. The Company’s assets and liabilities will increase based on the present value of the remaining lease payments for leases in place at the adoption date; however, this is not expected to be significant to the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (modified by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments Credit Losses, ASU 2019-05, Financial Instruments Credit Losses – Targeted Transition Relief, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.) The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this

ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (815), and Leases (Topic 842) – Effective Dates. This ASU amended the effective date of ASU 2016-13 for smaller reporting companies and non-SEC reporting entities. The amendment delays the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As an emerging growth company, the Company can take advantage of this delay.

All entities may adopt the amendments in the ASU as early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company has contracted with a third party to develop a model to comply with CECL requirements. The Company has established a steering committee with representation from various departments across the enterprise. The Company is currently evaluating the impact the new standard will have on the its consolidated financial statements.

In January 2017, the FASB issued ASU 2017‑04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU were issued to address concerns over the cost and complexity of the two-step goodwill impairment test and resulted in the removal of the second step of the test. The amendments require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is intended to reduce the cost and complexity of the two-step goodwill impairment test and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2021, with early adoption permitted for testing performed after January 1, 2017. Upon adoption, the amendments should be applied on a prospective basis and the entity is required to disclose the nature of and reason for the change in accounting principle upon transition. The Company will early adopt this ASU on January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU aims to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact this guidance will have on the consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323 and Topic 815. This ASU clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not expect adoption to have a material impact on the consolidated financial statements.

Subsequent Events

Subsequent events have been evaluated through March 11, 2020, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of stock compensation. For the years ended December 31, 2019 and 2018, 303,000 and 130,000, respectively, of stock options were excluded from the calculation because they were deemed to be antidilutive. For the year ended December 31, 2017, no stock options were excluded from the calculation because none were considered antidilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Net Income Available to Common Shareholders	$31,403	$26,920	$16,889
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	29,358,644	29,001,393	24,604,464
Dilutive Effect of Stock Compensation	638,132	434,821	413,226
Weighted Average Common Stock Outstanding (Dilutive)	29,996,776	29,436,214	25,017,690

Basic Earnings per Common Share	$1.07	$0.93	$0.69
Diluted Earnings per Common Share	1.05	0.91	0.68

Note 3: Bank‑Owned Certificates of Deposit

Certificates of deposit in other financial institutions by maturity are as follows:

	2019	2018
Certificates of Deposit at Cost Maturing in:
One Year or Less	$1,229	$1,586
After One Year Through Five Years	1,425	1,719
	$2,654	$3,305

Note 4: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at December 31, 2019 and 2018:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$4,990	$8	$—	$4,998
Municipal Bonds	99,441	6,338	(36)	105,743
Mortgage-Backed Securities	64,312	697	(281)	64,728
Corporate Securities	49,674	633	(131)	50,176
SBA Securities	50,126	35	(602)	49,559
Asset-Backed Securities	14,673	—	—	14,673
Total Securities Available for Sale	$283,216	$7,711	$(1,050)	$289,877

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$17,862	$54	$(19)	$17,897
Municipal Bonds	117,991	1,257	(1,115)	118,133
Mortgage-Backed Securities	48,816	52	(1,692)	47,176
Corporate Securities	21,170	72	(124)	21,118
SBA Securities	49,876	13	(835)	49,054
Total Securities Available for Sale	$255,715	$1,448	$(3,785)	$253,378

The following table presents the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2019
Municipal Bonds	$2,760	$(23)	$1,390	$(13)	$4,150	$(36)
Mortgage-Backed Securities	32,276	(242)	3,098	(39)	35,374	(281)
Corporate Securities	8,350	(131)	—	—	8,350	(131)
SBA Securities	11,907	(64)	31,036	(538)	42,943	(602)
Total Securities Available for Sale	$55,293	$(460)	$35,524	$(590)	$90,817	$(1,050)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2018
U.S. Treasury Securities	$14,866	$(19)	$—	$—	$14,866	$(19)
Municipal Bonds	15,405	(199)	34,172	(916)	49,577	(1,115)
Mortgage-Backed Securities	1,751	(21)	41,776	(1,671)	43,527	(1,692)
Corporate Securities	9,063	(74)	1,996	(50)	11,059	(124)
SBA Securities	28,186	(366)	15,878	(469)	44,064	(835)
Total Securities Available for Sale	$69,271	$(679)	$93,822	$(3,106)	$163,093	$(3,785)

At December 31, 2019, 110 debt securities had unrealized losses with aggregate depreciation of approximately 1.1% from the Company’s amortized cost basis. At December 31, 2018, 195 debt securities had unrealized losses with aggregate depreciation of approximately 2.3% from the Company’s amortized cost basis. These unrealized losses relate principally to changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold debt securities for the foreseeable future, no declines were deemed to be other than temporary as of December 31, 2019 and 2018.

The following presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of December 31, 2019. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

December 31, 2019	Amortized Cost	Fair Value
Due in One Year or Less	$15,128	$15,201
Due After One Year Through Five Years	65,790	67,216
Due After Five Years Through 10 Years	62,287	65,816
Due After 10 Years	10,900	12,684
Subtotal	154,105	160,917
Mortgage-Backed Securities	64,312	64,728
SBA Securities	50,126	49,559
Asset-Backed Securities	14,673	14,673
Totals	$283,216	$289,877

As of December 31, 2019 and 2018, the securities portfolio was completely unencumbered.

The following presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Proceeds From Sales of Securities	$42,864	$24,684	$36,209
Gross Gains on Sales	774	290	405
Gross Losses on Sales	(258)	(415)	(655)

Note 5: Loans

The following table presents the components of loans at December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Commercial	$276,035	$260,833
Construction and Land Development	196,776	210,041
Real Estate Mortgage:
1-4 Family Mortgage	260,611	226,773
Multifamily	515,014	407,934
CRE Owner Occupied	66,584	64,458
CRE Non-owner Occupied	592,545	490,632
Total Real Estate Mortgage Loans	1,434,754	1,189,797
Consumer and Other	4,473	4,260
Total Loans, Gross	1,912,038	1,664,931
Allowance for Loan Losses	(22,526)	(20,031)
Net Deferred Loan Fees	(5,512)	(4,515)
Total Loans, Net	$1,884,000	$1,640,385

The following table presents the activity in the allowance for loan losses, by segment, for the years ended December 31, 2019, 2018 and 2017:

		Construction			CRE	CRE
		and Land	1-4 Family		Owner	Non-owner	Consumer
	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Balance at January 1, 2017	$1,315	$1,379	$2,410	$1,568	$1,160	$3,323	78	$1,100	$12,333
Provision for Loan Losses	1,116	488	(230)	1,602	(204)	1,875	43	(515)	4,175
Loans Charged-off	(1)	—	—	—	—	(111)	(65)	—	(177)
Recoveries of Loans	5	25	137	—	—	—	4	—	171
Balance at December 31, 2017	$2,435	$1,892	$2,317	$3,170	$956	$5,087	60	$585	$16,502
Provision for Loan Losses	448	632	242	1,474	(148)	785	31	111	3,575
Loans Charged-off	(10)	(358)	(21)	—	—	—	(32)	—	(421)
Recoveries of Loans	25	285	59	—	—	—	6	—	375
Balance at December 31, 2018	$2,898	$2,451	$2,597	$4,644	$808	$5,872	$65	$696	$20,031
Provision for Loan Losses	312	(250)	269	1,180	(16)	1,100	47	58	2,700
Loans Charged-off	(160)	—	(195)	—	—	—	(33)	—	(388)
Recoveries of Loans	8	1	168	—	—	—	6	—	183
Balance at December 31, 2019	$3,058	$2,202	$2,839	$5,824	$792	$6,972	$85	$754	$22,526

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of December 31, 2019 and 2018:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Allowance for Loan Losses at December 31, 2019	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Individually Evaluated for Impairment	$31	$—	$—	$—	$—	$—	$14	$—	$45
Collectively Evaluated for Impairment	3,027	2,202	2,839	5,824	792	6,972	71	754	22,481
Totals	$3,058	$2,202	$2,839	$5,824	$792	$6,972	$85	$754	$22,526

Allowance for Loan Losses at December 31, 2018
Individually Evaluated for Impairment	$8	$—	$17	$—	$22	$—	$—	$—	$47
Collectively Evaluated for Impairment	2,890	2,451	2,580	4,644	786	5,872	65	696	19,984
Totals	$2,898	$2,451	$2,597	$4,644	$808	$5,872	$65	$696	$20,031

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Loans at December 31, 2019	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Individually Evaluated for Impairment	$273	$176	$1,059	$—	$236	$—	$14	$1,758
Collectively Evaluated for Impairment	275,762	196,600	259,552	515,014	66,348	592,545	4,459	1,910,280
Totals	$276,035	$196,776	$260,611	$515,014	$66,584	$592,545	$4,473	$1,912,038

Loans at December 31, 2018
Individually Evaluated for Impairment	$8	$198	$1,676	$—	$365	$—	$58	$2,305
Collectively Evaluated for Impairment	260,825	209,843	225,097	407,934	64,093	490,632	4,202	1,662,626
Totals	$260,833	$210,041	$226,773	$407,934	$64,458	$490,632	$4,260	$1,664,931

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Commercial	$167	$167	$—	$—	$—	$—
Construction and Land Development	176	785	—	198	807	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	302	489	—	157	157	—
1st REM - 1-4 Family	—	—	—	253	253	—
1st REM - Rentals	757	757	—	957	957	—
CRE Owner Occupied	236	236	—	209	209	—
Consumer and Other	—	—	—	58	78	—
Totals	1,638	2,434	—	1,832	2,461	—

Loans With An Allowance for Loan Losses:
Commercial	106	109	31	8	8	8
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	—	—	—	309	336	17
CRE Owner Occupied	—	—	—	156	156	22
Consumer and Other	14	14	14	—	—	—
Totals	120	123	45	473	500	47
Grand Totals	$1,758	$2,557	$45	$2,305	$2,961	$47

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2019		2018		2017
	Average	Interest	Average	Interest	Average	Interest
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$188	$13	$—	$—	$—	$—
Construction and Land Development	189	—	212	—	594	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	326	9	158	9	537	20
1st REM - 1-4 Family	—	—	255	10	130	—
1st REM - Rentals	789	41	976	48	739	34
CRE Owner Occupied	240	12	225	13	2,042	97
Consumer and Other	—	—	64	—	97	—
Totals	1,732	75	1,890	80	4,139	151

Loans With An Allowance for Loan Losses:
Commercial	109	1	8	—	14	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	—	—	324	—	—	—
LOCs and 2nd REM - Rentals	—	—	—	—	65	3
1st REM - Rentals	—	—	—	—	276	14
Multifamily	—	—	65	3	66	3
CRE Owner Occupied	—	—	158	7	161	7
Consumer and Other	44	2	—	—	—	—
Totals	153	3	555	10	582	27
Grand Totals	$1,885	$78	$2,445	$90	$4,721	$178

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The process of analyzing loans for changes in risk ratings is ongoing through routine monitoring of the portfolio and annual internal credit reviews for credits meeting certain thresholds.

The following tables present the risk category of loans by loan segment as of December 31, 2019 and 2018, based on the most recent analysis performed by management:

	December 31, 2019
	Pass	Watch	Substandard	Total
Commercial	$275,741	$21	$273	$276,035
Construction and Land Development	196,462	138	176	196,776
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,483	138	—	28,621
1st REM - 1-4 Family	36,370	124	177	36,671
LOCs and 2nd REM - Rentals	17,890	479	302	18,671
1st REM - Rentals	174,781	1,287	580	176,648
Multifamily	515,014	—	—	515,014
CRE Owner Occupied	65,411	—	1,173	66,584
CRE Non-owner Occupied	589,457	3,088	—	592,545
Consumer and Other	4,459	—	14	4,473
Totals	$1,904,068	$5,275	$2,695	$1,912,038

	December 31, 2018
	Pass	Watch	Substandard	Total
Commercial	$260,225	$600	$8	$260,833
Construction and Land Development	207,174	2,669	198	210,041
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,669	587	—	31,256
1st REM - 1-4 Family	37,526	126	253	37,905
LOCs and 2nd REM - Rentals	11,341	628	474	12,443
1st REM - Rentals	142,357	1,854	958	145,169
Multifamily	407,934	—	—	407,934
CRE Owner Occupied	62,223	—	2,235	64,458
CRE Non-owner Occupied	487,438	3,194	—	490,632
Consumer and Other	4,202	—	58	4,260
Totals	$1,651,089	$9,658	$4,184	$1,664,931

The following tables present the aging of the recorded investment in past due loans by loan segment as of December 31, 2019 and 2018:

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2019	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$276,028	$—	$—	$7	$276,035
Construction and Land Development	196,600	—	—	176	196,776
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,621	—	—	—	28,621
1st REM - 1-4 Family	36,671	—	—	—	36,671
LOCs and 2nd REM - Rentals	18,527	—	—	144	18,671
1st REM - Rentals	176,114	400	—	134	176,648
Multifamily	515,014	—	—	—	515,014
CRE Owner Occupied	66,584	—	—	—	66,584
CRE Non-owner Occupied	592,545	—	—	—	592,545
Consumer and Other	4,470	3	—	—	4,473
Totals	$1,911,174	$403	$—	$461	$1,912,038

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2018	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$260,813	$12	$—	$8	$260,833
Construction and Land Development	209,843	—	—	198	210,041
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,939	—	—	317	31,256
1st REM - 1-4 Family	37,705	200	—	—	37,905
LOCs and 2nd REM - Rentals	12,443	—	—	—	12,443
1st REM - Rentals	145,169	—	—	—	145,169
Multifamily	407,934	—	—	—	407,934
CRE Owner Occupied	64,360	98	—	—	64,458
CRE Non-owner Occupied	490,632	—	—	—	490,632
Consumer and Other	4,201	1	—	58	4,260
Totals	$1,664,039	$311	$—	$581	$1,664,931

At December 31, 2019, there were three loans classified as troubled debt restructurings with a current outstanding balance of $452. In comparison, at December 31, 2018, there were three loans classified as troubled debt restructurings with an outstanding balance of $437. There was one new loan classified as a troubled debt restructuring during the year ended December 31, 2019, and no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the year ended December 31, 2019.

Note 6: Premises and Equipment

Premises and equipment are summarized as follows for the years ended December 31, 2019 and 2018:

	Rang of	December 31,
	Useful Lives	2019	2018
Land	N/A	$5,174	$5,174
Building	15 - 39 Years	3,487	3,462
Leasehold Improvements	3 ‑ 10 Years	3,344	2,718
Furniture and Equipment	3 ‑ 5 Years	3,902	3,191
Construction in Progress	N/A	16,693	2,494
Subtotal		32,600	17,039
Accumulated Depreciation		(4,972)	(3,965)
Totals		$27,628	$13,074

Depreciation and amortization expense charged to noninterest expense for the years ended December 31, 2019, 2018 and 2017, totaled $1,008,  $761 and $694, respectively. Construction in progress represents amounts paid for the construction of the Company’s new corporate headquarters building. Construction is expected to be completed in 2020.

Pursuant to the terms of non‑cancelable lease agreements in effect at December 31, 2019, pertaining to banking premises in Bloomington, Downtown Minneapolis, St. Paul and Uptown Minneapolis (Drive‑Up) total future minimum rent commitments under various operating leases are as follows:

2019
2020	$776
2021	336
2022	327
2023	319
2024	324
Thereafter	1,130
Totals	$3,212

Rent expense, including common area maintenance pertaining to banking premises for the years ended December 31, 2019, 2018 and 2017, totaled $1,264,  $870 and $774, respectively.

The Bloomington, Downtown Minneapolis and St. Paul leases each contain two consecutive options to extend the lease for a period of five years each. The Uptown Minneapolis (Drive‑Up) contains one option to extend the lease for a period of five years. The monthly minimum rent payable will be at a market rate as reasonably determined by the lessor.

The Greenwood location is leased pursuant to the terms of a non‑cancelable lease agreement with Bridgewater Properties Greenwood, LLC, a related party through common ownership, in effect at December 31, 2019. The lease contains two consecutive options to extend the lease for a period of five years each. Future minimum rent commitments under the operating lease are listed below.

2019
2020	$164
2021	111
Totals	$275

Note 7: Intangible Assets

The following table presents a summary of intangible assets at December 31, 2019 and 2018:

	December 31,
	2019	2018
Core Deposit Intangible	$1,093	$1,093
Favorable Lease	445	445
Subtotal	1,538	1,538
Accumulated Amortization	(677)	(486)
Totals	$861	$1,052

Amortization expense of intangible assets was $191 for the years ended December 31, 2019, 2018 and 2017.

The following table presents the estimated future amortization of the core deposit premium intangible and favorable lease asset for the next five years and thereafter. The projections of amortization expense are based on existing asset balances as of December 31, 2019.

	Core Deposit	Favorable
	Intangible	Lease
2020	$157	$34
2021	157	34
2022	157	34
2023	65	34
2024	—	34
Thereafter	—	155
Totals	$536	$325

Note 8: Deposits

The following table presents the composition of deposits at December 31, 2019 and 2018:

	December 31,
	2019	2018
Transaction Deposits	$712,136	$548,770
Savings and Money Market Deposits	516,785	402,639
Time Deposits	360,027	318,356
Brokered Deposits	234,362	291,169
Totals	$1,823,310	$1,560,934

Brokered deposits contain brokered money market accounts of $2,443 and $26,990 as of December 31, 2019 and 2018, respectively.

The following table presents the scheduled maturities of brokered and customer time deposits at December 31, 2019:

2019
Less than 1 Year	$336,684
1 to 2 Years	133,771
2 to 3 Years	43,259
3 to 4 Years	67,913
4 to 5 Years	10,319
Totals	$591,946

The aggregate amount of time deposits greater than $250 was approximately $118,318 and $111,297 at December 31, 2019 and 2018, respectively.

Note 9: Notes Payable

During 2016, the Company entered into a note payable with an unaffiliated financial institution that is secured by 100% of the stock of the Bank. The proceeds of the note were partially used to payoff existing notes payable. The note requires interest payments monthly and principal payments of $500 quarterly. Interest is accrued at a variable rate equal to 1‑month LIBOR plus 2.40% and matures in February 2021. The interest rate at December 31, 2019 and 2018, was 4.09% and 4.75%, respectively. The note contains several financial and reporting covenants. As of December 31, 2019 and 2018, the Company believes it was in compliance with all covenants. The unpaid principal balance of the note at December 31, 2019 and 2018, was $13,000 and $15,000, respectively.

Note 10: Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, which consist of interest rate swaps, to assist in its interest rate risk management. The notional amount does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements. Derivative financial instruments are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

Non-hedge Derivatives

The Company enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments to meet client needs, the Company enters into offsetting positions with large U.S. financial institutions in order to minimize the risk to the Company. These swaps are derivatives, but are not designated as hedging instruments.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counter party or client owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the client or counterparty and therefore, the Company has no credit risk.

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of December 31, 2019:

	December 31, 2019
	Notional	Estimated
	Amount	Fair Value
Interest rate swap agreements:
Assets	$7,140	$150
Liabilities	7,140	(150)
Total	$14,280	$—

The Company had no interest rate swaps to facilitate customer transactions outstanding as of December 31, 2018.

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered certificate of deposit, wholesale borrowing, and notes payable portfolios. During the next 12 months, the Company estimates that $146 will be reclassified to interest expense.

The following tables present a summary of the Company’s interest rate swaps designated as cash flow hedges as of December 31, 2019 and 2018:

	2019	2018
Notional Amount	$48,000	$15,000
Weighted Average Pay Rate	1.89%	1.21%
Weighted Average Receive Rate	2.25%	1.97%
Weighted Average Maturity (Years)	3.53	2.16
Net Unrealized Gain (Loss)	$(618)	$352

	December 31, 2019		December 31, 2018
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$18,000	$134	$15,000	$352
Liabilities	30,000	(752)	—	—

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the year ended December 31, 2019, 2018 and 2017:

		Year Ended December 31,
(dollars in thousands)		2019	2018	2017
Derivatives in	Location of Gain or	Gain (Loss)
Cash Flow Hedging	(Loss) Reclassified	Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings
Interest rate swaps	Interest expense	$9	$—	$—

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the years ended December 31, 2019, 2018 and 2017, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 11: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances.  The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank’s with principal balances of $690,609 and $577,241 at December 31, 2019 and 2018, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available borrowings were $209,840 and $122,120 at December 31, 2019 and 2018, respectively.

The following table presents FHLB advances, by maturity, at December 31, 2019 and 2018:

	2019		2018
	Weighted		Weighted
	Average	Total	Average	Total
	Rate	Outstanding	Rate	Outstanding
2019	N/A	$—	1.47%	$20,000
2020	1.76%	10,000	1.65	5,000
2021	1.99	15,000	1.99	15,000
2022	2.50	29,000	2.50	29,000
2023	2.93	45,000	3.03	40,000
2024	2.20	27,500	3.17	5,000
2025	3.29	10,000	3.29	10,000
Totals		$136,500		$124,000

Federal Reserve Discount Window.  At December 31, 2019 and 2018, the Company had the ability to draw additional borrowings of $113,164 and $114,051, respectively, from the Federal Reserve Bank of Minneapolis. The ability to draw borrowings is based on loan collateral pledged with principal balances of $159,568 and $159,616 as of December 31, 2019 and 2018, subject to the approval from the Board of Governors of the Federal Reserve System.

Federal Funds Purchased.  Federal funds purchased mature one business day from the transaction date. There were no federal funds purchased outstanding as of December 31, 2019 and $18,000 of federal funds purchased outstanding as of December 31, 2018. The interest rate as of December 31, 2018 was 2.63%.

Note 12: Subordinated Debentures

On July 12, 2017, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors (the “Purchasers”) whereby the Company sold and issued $25,000 in aggregate principal amount of fixed-to-floating subordinated notes due 2027 (the “Notes”). The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount. Issuance costs were $516 and have been netted against Subordinated Debt on the consolidated balance sheets. These costs are being amortized over five years, which represents the period from issuance to the first redemption date of July 15, 2022. Total amortization expense for the year ended December 31, 2019 was $103, with $267 remaining to be amortized as of December 31, 2019. Total amortization expense for the year ended December 31, 2018 was $103, with $370 remaining to be amortized as of December 31, 2018. Total amortization expense for the year ended December 31, 2017 was $43, with $473 remaining to be amortized as of December 31, 2017.

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

Note 13: Related‑Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers, directors, principal shareholders, and their affiliates (related parties). The following table presents the activity associated with loans made between related parties for the years ended December 31, 2019 and 2018:

	2019	2018
Beginning Balance	$39,454	$11,344
New Loans and Advances	13,298	35,761
Repayments	(15,269)	(7,653)
Changes to Related Parties	-	2
Totals	$37,483	$39,454

Deposits from related parties held by the Company at December 31, 2019 and 2018 were $11,223 and $8,856, respectively.

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

Note 14: Income Taxes

On December 22, 2017, the President of the United States signed into law Public Law 115‑97, commonly known as the Tax Cuts and Jobs Act, which amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Cuts and Jobs Act reduced the federal corporate tax rate from a maximum of 35% to a flat rate of 21%. The rate reduction was effective January 1, 2018.

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

The following table presents the allocation of federal and state income taxes between current and deferred portions as of December 31, 2019, 2018 and 2017:

	2019	2018	2017
Current Tax Provision	$7,670	$6,522	$10,206
Deferred Tax Benefit	(747)	(1,298)	(2,062)
Change in Deferred Taxes Due to Enacted Changes in Tax Law	—	—	2,005
Total Income Tax Provision	$6,923	$5,224	$10,149

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows as of December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
Amount of Statutory Rate	$8,048	21.0%	$6,750	21.0%	$9,463	35.0%
State Income Taxes (Net of Federal Income Tax Benefit)	2,711	7.1	2,755	8.6	1,757	6.5
Interest on Investment Securities and Loans Exempt From Federal Income Tax	(734)	(1.9)	(719)	(2.2)	(1,170)	(4.3)
Tax Credits	(2,781)	(7.3)	(3,207)	(10.0)	(1,621)	(6.0)
Deferred Tax Asset Revaluation	—	—	—	—	2,005	7.4
Other Differences	(321)	(0.8)	(355)	(1.1)	(285)	(1.1)
Totals	$6,923	18.1%	$5,224	16.3%	$10,149	37.5%

The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of historic tax credits, low‑income housing tax credits, the level of tax‑exempt investments and loans, and the overall level of pre‑tax income. In 2017, the negative impact of the deferred tax asset revaluation was offset primarily by the effects of certain federal historic tax credits utilized in the period.

The following table presents the components of the net deferred tax asset included in other assets, as of December 31, 2019 and 2018:

	2019	2018
Depreciation	$(231)	$(249)
Allowance for Loan Losses	6,342	5,757
Unrealized (Gain) Loss on Securities Available for Sale	(1,399)	491
Unrealized (Gain) Loss on Cash Flow Hedge	130	(74)
Prepaid Expenses	(50)	(496)
Deferred Compensation	742	651
Deferred Loan Fees	599	—
Other	(230)	762
Totals	$5,903	$6,842

Note 15: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing projects and other tax credit investments at December 31, 2019 and 2018:

		December 31, 2019		December 31, 2018
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$2,148	—	$2,436	$—
Federal Historic Tax Credit (FHTC)	Equity	2,262	3,395	1,814	3,226
Total		$4,410	$3,395	$4,250	$3,226

(1)	All commitments are expected to be paid by the Company by December 31, 2020.

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments during 2019, 2018 and 2017.

	Amortization	Tax Benefit
	Expense (1)	Recognized (2)
Year Ended December 31, 2019
LIHTC	$289	$(330)
FHTC	3,225	(3,687)
Total	$3,514	$(4,017)
Year Ended December 31, 2018
LIHTC	$310	$(346)
FHTC	3,293	(3,782)
Total	$3,603	$(4,128)
Year Ended December 31, 2017
LIHTC	$—	$—
FHTC	1,916	(2,225)
Total	$1,916	$(2,225)

(1)	The amortization expense for the LIHTC investments are included in income tax expense. The amortization for the FHTC tax credits are included in noninterest expense.
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

The following commitments were outstanding at December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Unfunded Commitments Under Lines of Credit	$500,962	$395,032
Letters of Credit	79,225	81,053
Totals	$580,187	$476,085

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

The Company had outstanding letters of credit with the FHLB in the amount of $108,502 and $129,152 at December 31, 2019 and 2018, respectively, on behalf of customers and to secure public deposits.

On August 27, 2018, the Bank and Reuter Walton Commercial, LLC (the “Contractor”) entered into a Standard Form of Agreement Between Owner and Contractor and the corresponding General Conditions of the Contract for Construction (collectively, the “Construction Contract”). Under the Construction Contract, the Contractor will construct the core and shell of a new headquarters building for the Bank in St. Louis Park, Minnesota, and the Bank will pay the Contractor a contract price consisting of the cost of work plus a fee equal to 3.75% of the cost of work, subject to a guaranteed maximum price of $23,000, with anticipated construction completed in 2020. As of December 31, 2019, $15,189 has been paid under this Construction Contract. On December 3, 2019, the Bank entered into a separate contract with a third party relating to the construction of the build-out of the new headquarters building for the Bank. The total amount to be paid by the Bank under the contract is $6,321, with anticipated construction to be completed in 2020. As of December 31, 2019, no payments had been made under this contract.

Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management, any liability resulting from such proceedings would not have a material impact on the consolidated financial statements.

Note 17: Stock Options and Restricted Stock Awards

The Company established the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (the “2012 Plan”) under which the Company may grant options to its directors, officers, and employees for up to 750,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2012 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with a vesting period of five years. As of December 31, 2019 and 2018, there were no remaining shares of the Company’s common stock reserved for future option grants under the 2012 Plan.

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, and employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of December 31, 2019 and 2018, there were 310,600 and 540,000, respectively, remaining shares of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of December 31, 2019, there were 867,040 of remaining shares of the Company’s common stock reserved for future grants under the 2019 EIP.

Stock Options

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

The Company used the S&P 600 CM Bank Index as its historical volatility index. The S&P 600 CM Bank Index is an index of publicly traded small capitalization, regional, commercial banks located throughout the United States. There were 54 banks in the index ranging in market capitalization from $500 million up to $4.5 billion.

The weighted average assumptions used in the model for valuing stock option grants in 2019 is as follows:

	December 31,
	2019
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	21.93%
Risk-Free Interest Rate	1.75%

The following table presents a summary of the status of the Company’s outstanding stock options for the years ended December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at Beginning of Year	1,807,100	$6.24	1,721,000	$5.68
Granted	238,000	12.47	135,000	12.52
Exercised	(74,850)	3.45	(37,900)	2.78
Forfeitures	(8,600)	10.65	(11,000)	7.61
Outstanding at End of Year	1,961,650	$7.08	1,807,100	$6.24

Options Exercisable at End of Year	992,050	$5.01	721,100	$4.19

For the years ended December 31, 2019, 2018 and 2017, the Company recognized compensation expense for stock options of $721,  $799 and $368, respectively.

The following table presents information pertaining to options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
	Number	Remaining			Number
Exercise Price	Outstanding	Contractual Life		Exercise Price	Outstanding
$2.13	74,750	3.3	Years	$2.13	74,750
3.00	455,000	4.0	Years	3.00	455,000
3.58	45,000	5.0	Years	3.58	35,000
7.47	1,023,900	7.8	Years	7.47	402,300
13.22	25,000	8.4	Years	13.22	5,000
12.86	45,000	8.7	Years	12.86	9,000
12.94	30,000	8.8	Years	12.94	6,000
11.59	25,000	8.8	Years	11.59	5,000
11.15	10,000	9.2	Years	11.15	—
11.13	50,000	9.7	Years	11.13	—
12.92	178,000	9.9	Years	12.92	—
Totals	1,961,650	7.0	Years	$7.08	992,050

As of December 31, 2019, there was $2,738 of total unrecognized compensation cost related to nonvested stock options granted under the 2017 Plan, 2012 Plan and 2019 EIP that is expected to be recognized over a weighted-average period of 4.9 years.

The following presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the year ended December 31, 2019:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2018	1,086,000	$2.78
Granted	238,000	3.46
Vested	(346,200)	2.41
Forfeited	(8,200)	3.40
Nonvested Options at December 31, 2019	969,600	$3.08

Restricted Stock Awards

In 2019, the Company granted 132,960 restricted stock awards with a grant date fair value of $12.92. These awards were granted out of the 2019 EIP and vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with voting and forefeitable dividend rights.

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the year ended December 31, 2019, the Company recognized compensation expense for restricted stock awards of $31.  No compensation expense was recognized for restricted stock awards for the years ended December 31, 2018 and 2017.

As of December 31, 2019, there was $1,687 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a period of four years. No restricted stock awards vested during 2019.

Note 18: Profit Sharing Plan

The Company has a combined profit sharing 401(k) plan which provides that an annual contribution, up to 100% of each participating employee’s total pay, may be contributed to the plan. Employees are eligible to participate after meeting certain eligibility requirements as defined in the plan and are allowed to make pre‑tax contributions up to the maximum amount allowed by the Internal Revenue Service. The terms of the 401(k) plan require employer match contributions equal to 100% of the employee contributions up to 4% of pay. In addition, the terms of the plan allow for discretionary contributions as determined by the Company and approved by the Board of Directors.

The employer match contributions for the 401(k) plan were $603,  $483, and $304 for the years ended December 31, 2019, 2018 and 2017, respectively. The total employer profit sharing contributions to the plan were $473,  $328, and $250 for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 19: Deferred Compensation Plan

In 2013, the Company implemented a deferred compensation plan for certain employees which allows the Company to make a discretionary contribution to the account of any employee designated as a participant in the plan based upon the participant’s performance for the calendar year. Company contributions to the plan vest on the fourth anniversary of the last day of the calendar year for which the contribution was made to the plan and accrue interest at a rate equal to the Bank’s return on average equity for the immediately preceding calendar year. Distribution of amounts contributed under the plan, including accrued interest, is made in a lump sum cash payment within 75 days following the date such amounts become vested. As of December 31, 2019 and 2018, the Company had a liability of $3,546 and $2,914, respectively, recorded on the consolidated balance sheets. There were no new contributions made to the plan during the year ended December 31, 2019.

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

The following tables present the Company and the Bank’s capital amounts and ratios as of December 31, 2019 and 2018:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$269,613	12.98%	$166,163	8.00%	$218,089	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	236,533	11.39	124,623	6.00	176,549	8.50	N/A	N/A
Common Equity Tier 1 Capital	236,533	11.39	93,467	4.50	145,393	7.00	N/A	N/A
Tier 1 Leverage Ratio	236,533	10.69	88,498	4.00	88,498	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$252,501	12.16%	$166,137	8.00%	$218,055	10.50%	$207,671	10.00%
Tier 1 Risk-Based Capital	243,461	11.72	124,603	6.00	176,521	8.50	166,137	8.00
Common Equity Tier 1 Capital	243,461	11.72	93,452	4.50	145,370	7.00	134,986	6.50
Tier 1 Leverage Ratio	243,461	11.01	88,455	4.00	88,455	4.00	110,569	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$263,909	14.55%	$145,111	8.00%	$179,121	9.875%	N/A	N/A
Tier 1 Risk-Based Capital	218,888	12.07	108,833	6.00	142,844	7.875	N/A	N/A
Common Equity Tier 1 Capital	218,888	12.07	81,625	4.50	115,635	6.375	N/A	N/A
Tier 1 Leverage Ratio	218,888	11.23	77,971	4.00	77,971	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$230,865	12.76%	$144,776	8.00%	$178,707	9.875%	$180,970	10.00%
Tier 1 Risk-Based Capital	210,474	11.63	108,582	6.00	142,514	7.875	144,776	8.00
Common Equity Tier 1 Capital	210,474	11.63	81,436	4.50	115,368	6.375	117,630	6.50
Tier 1 Leverage Ratio	210,474	10.82	77,795	4.00	77,795	4.00	97,244	5.00

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

Management believes that, as of December 31, 2019 and 2018, the Company and the Bank’s capital ratios were in excess of the quantitative capital ratio standards applicable on those dates. However, there can be no assurance that the Company and the Bank will continue to maintain such status in the future.

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$4,998	$—	$—	$4,998
Municipal Bonds	—	105,743	—	105,743
Mortgage-Backed Securities	—	64,728	—	64,728
Corporate Securities	—	50,176	—	50,176
SBA Securities	—	49,559	—	49,559
Asset-Backed Securities	—	14,673	—	14,673
Interest Rate Swaps	—	284	—	284
Total Fair Value of Financial Assets	$4,998	$285,163	$—	$290,161
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$902	$—	$902
Total Fair Value of Financial Liabilities	$—	$902	$—	$902

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$17,897	$—	$—	$17,897
Municipal Bonds	—	118,133	—	118,133
Mortgage-Backed Securities	—	47,176	—	47,176
Corporate Securities	—	21,118	—	21,118
SBA Securities	—	49,054	—	49,054
Interest Rate Swaps	—	352	—	352
Total Fair Value of Financial Assets	$17,897	$235,833	$—	$253,730

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets for the periods ended December 31, 2019, 2018 and 2017:

	December 31, 2019
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$75	$—	$206
Totals	$—	$75	$—	$206

	December 31, 2018
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$426	$—	$396
Totals	$—	$426	$—	$396

	December 31, 2017
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$464	$—	$109
Totals	$—	$464	$—	$109

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

The following tables present the carrying amount and estimated fair values of financial instruments at December 31, 2019 and 2018:

	December 31, 2019
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$31,935	$31,935	$—	$—	$31,935
Bank-Owned Certificates of Deposit	2,654	—	2,677	—	2,677
Securities Available for Sale	289,877	4,998	284,879	—	289,877
FHLB Stock, at Cost	7,824	—	7,824	—	7,824
Loans, Net	1,884,000	—	1,891,987	—	1,891,987
Accrued Interest Receivable	6,775	—	6,775	—	6,775
Interest Rate Swaps	284	—	284	—	284

Financial Liabilities:
Deposits	$1,823,310	$—	$1,821,915	$—	$1,821,915
Notes Payable	13,000	—	13,022	—	13,022
FHLB Advances	136,500	—	141,152	—	141,152
Subordinated Debentures	24,733	—	25,309	—	25,309
Accrued Interest Payable	1,982	—	1,982	—	1,982
Interest Rate Swaps	902	—	902	—	902

	December 31, 2018
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$28,444	$28,444	$—	$—	$28,444
Bank-Owned Certificates of Deposit	3,305	—	3,292	—	3,292
Securities Available for Sale	253,378	17,897	235,481	—	253,378
FHLB Stock, at Cost	7,614	—	7,614	—	7,614
Loans, Net	1,640,385	—	1,634,196	—	1,634,196
Accrued Interest Receivable	6,589	—	6,589	—	6,589
Interest Rate Swap	352	—	352	—	352

Financial Liabilities:
Deposits	$1,560,934	$—	$1,560,488	$—	$1,560,488
Federal Funds Purchased	18,000	—	18,000	—	18,000
Notes Payable	15,000	—	15,551	—	15,551
FHLB Advances	124,000	—	124,952	—	124,952
Subordinated Debentures	24,630	—	25,365	—	25,365
Accrued Interest Payable	1,806	—	1,806	—	1,806

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

Notes payable and subordinated debentures – The fair values of the Company’s notes payable and subordinated debentures are estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

FHLB advances – The fair values of the Company’s FHLB advances are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing agreements.

Accrued interest payable – The carrying amount of accrued interest payable approximates its fair value since it is short term in nature.

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at December 31, 2019 and 2018.

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

Note 22: Revenue Recognition

On January 1, 2019, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective approach. The adoption of the guidance had no material impact on the measurement, timing or recognition of revenue. However, additional disclosures have been added in accordance with the new standard.

Substantially all of the Company’s revenue is generated from financial instruments, including interest income related to loans and investment securities, letters of credit, and derivatives, which are not within the scope of Topic 606 as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. The following is a summary of revenue-generating activities that are within the scope of Topic 606, which are presented in the Company’s income statements as components of noninterest income:

Service charges on deposit accounts. These represent general service fees for monthly account maintenance and activity and transaction-based fees such as wire transfer fees, check cashing fees, check printing fees, stop payment fees and ATM and card replacement fees. Revenue is recognized when the Company’s performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed. Payments for these performance obligations are generally received at the time the performance obligations are satisfied. The adoption of Topic 606 had no impact on the Company’s revenue recognition practice for these services.

Debit card interchange fees. When a debit card issued by the Company is used to purchase goods or services from a merchant, the Company earns an interchange fee. The performance obligation is completed and the fees are recognized as the service is provided (i.e., when the customer uses the debit card). The adoption of Topic 606 has no impact on the Company’s revenue recognition related to debit card interchange fees.

Gain on sales of other real estate. ASU 2014-09 also created Topic 610-20, under which a gain on sale should be recognized when a contract for sale exists and control of the asset has been transferred to the buyer. Topic 606 list several criteria which must exist to conclude that a contract for sale exists, including a determination that the institution will collect substantially all of the consideration to which it is entitled. This presents a key difference between the current and new guidance related to the recognition of the gain when the institution finances the sale of the property. Rather than basing recognition on the amount of the buyer's initial investment, which was the primary consideration under prior guidance, the analysis is now based on various factors including not only the loan to value, but also the credit quality of the borrower, the structure of the loan, and any other factors that may affect collectability. The new requirements could result in earlier revenue recognition; however, such sales are infrequent, and the impact of this change is not considered material to the Company’s consolidated financial statements.

Note 23: Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017.

	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2019
Net Unrealized Gain on Available for Sale Securities	$9,514	$(1,998)	$7,516
Less: Reclassification Adjustment for Net Gains Included in Net Income	(516)	109	(407)
Total Unrealized Gain	8,998	(1,889)	7,109

Net Unrealized Loss on Cash Flow Hedge	(962)	202	(760)
Less: Reclassification Adjustment for Gains Included in Net Income	(9)	2	(7)
Total Unrealized Loss	(971)	204	(767)

Other Comprehensive Gain	$8,027	$(1,685)	$6,342

Year Ended December 31, 2018
Net Unrealized Loss on Available for Sale Securities	$(3,804)	$852	$(2,952)
Less: Reclassification Adjustment for Net Losses Included in Net Income	125	(26)	99
Total Unrealized Loss	(3,679)	826	(2,853)

Net Unrealized Gain on Cash Flow Hedge	9	(2)	7
Less: Reclassification Adjustment for Gains Included in Net Income	—	—	—
Total Unrealized Gain	9	(2)	7

Other Comprehensive Loss	$(3,670)	$824	$(2,846)

Year Ended December 31, 2017
Net Unrealized Gain on Available for Sale Securities	$6,354	$(2,236)	$4,118
Less: Reclassification Adjustment for Net Losses Included in Net Income	250	(88)	162
Total Unrealized Gain	6,604	(2,324)	4,280

Net Unrealized Gain on Cash Flow Hedge	121	(42)	79
Less: Reclassification Adjustment for Gains Included in Net Income	—	—	—
Total Unrealized Gain	121	(42)	79

Other Comprehensive Income	$6,725	$(2,366)	$4,359

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2019, 2018 and 2017.

			Accumulated
	Available For		Other Comprehensive
	Sale Securities	Cash Flow Hedge	Income (Loss)
Year Ended December 31, 2019
Balance at Beginning of Year	$(1,846)	$278	$(1,568)
Other Comprehensive Income (Loss) Before Reclassifications	7,516	(760)	6,756
Amounts Reclassified from Accumulated Other Comprehensive Income	(407)	(7)	(414)
Net Other Comprehensive Income During Period	7,109	(767)	6,342
Balance at End of Year	$5,263	$(489)	$4,774

Year Ended December 31, 2018
Balance at Beginning of Year	$860	$224	$1,084
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act	147	47	194

Other Comprehensive Income (Loss) Before Reclassifications	(2,952)	7	(2,945)
Amounts Reclassified from Accumulated Other Comprehensive Income	99	—	99
Net Other Comprehensive Income During Period	(2,853)	7	(2,846)
Balance at End of Year	$(1,846)	$278	$(1,568)

Year Ended December 31, 2017
Balance at Beginning of Year	$(3,420)	$145	$(3,275)
Other Comprehensive Income (Loss) Before Reclassifications	4,118	79	4,197
Amounts Reclassified from Accumulated Other Comprehensive Income	162	—	162
Net Other Comprehensive Income During Period	4,280	79	4,359
Balance at End of Year	$860	$224	$1,084

Note 24: Parent Company Financial Information

The following information presents the condensed balance sheets of the Company as of December 31, 2019 and 2018, and the condensed statements of income and cash flows of the Company for the years ended December 31, 2019, 2018 and 2017:

Condensed Balance Sheets

ddddddddd
	December 31,	December 31,
	2019	2018
ASSETS
Cash and Cash Equivalents	$27,315	$45,498
Investment in Subsidiaries	253,456	213,676
Premises and Equipment, Net	795	816
Other Assets	2,181	1,571
Total Assets	$283,747	$261,561
LIABILITIES AND EQUITY
LIABILITIES
Notes Payable	$13,000	$15,000
Subordinated Debentures, Net of Issuance Costs	24,733	24,630
Accrued Interest Payable	713	745
Other Liabilities	507	188
Total Liabilities	38,953	40,563
SHAREHOLDERS’ EQUITY
Preferred Stock—$0.01 par value
Preferred Stock—Authorized 10,000,000	—	—
Common Stock—$0.01 par value
Voting Common Stock—Authorized 75,000,000	290	301
Additional Paid‑In Capital	112,093	126,031
Retained Earnings	127,637	96,234
Accumulated Other Comprehensive Income (Loss)	4,774	(1,568)
Total Shareholders’ Equity	244,794	220,998
Total Liabilities and Shareholders' Equity	$283,747	$261,561

Condensed Statements of Income

	December 31,	December 31,	December 31,
	2019	2018	2017
INCOME
Dividend Income	$1,040	$1,100	$—
Interest Income	27	3	9
Other Income	158	136	145
Total Income	1,225	1,239	154
EXPENSE
Interest Expense	2,056	2,162	1,405
Other Expenses	996	1,152	555
Total Interest Expense	3,052	3,314	1,960
LOSS BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS	(1,827)	(2,075)	(1,806)
Income Tax Benefit	776	924	713
LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS	(1,051)	(1,151)	(1,093)
Equity in Undistributed Earnings	32,454	28,071	17,982
NET INCOME	$31,403	$26,920	$16,889

Condensed Statements of Cash Flows

	December 31,	December 31,	December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$31,403	$26,920	$16,889
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Equity in Undistributed Earnings of Subsidiaries	(32,454)	(28,071)	(17,982)
Changes in Other Assets and Liabilities	311	(368)	180
Net Cash Used by Operating Activities	(740)	(1,519)	(913)
CASH FLOWS FROM INVESTING ACTIVITIES
Net Increase in Loans	(742)	—	—
Investment in Subsidiaries	—	(25,000)	(25,000)
Net Cash Used in Investing Activities	(742)	(25,000)	(25,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Notes Payable	(2,000)	(2,000)	(2,000)
Proceeds from Issuance of Subordinated Debt	—	—	24,484
Stock Options Exercised	258	106	180
Stock Repurchases	(14,959)	—	—
Issuance of Common Stock	—	58,857	—
Net Cash Provided (Used) by Financing Activities	(16,701)	56,963	22,664
NET CHANGE IN CASH AND CASH EQUIVALENTS	(18,183)	30,444	(3,249)
Cash and Cash Equivalents Beginning	45,498	15,054	18,303
Cash and Cash Equivalents Ending	$27,315	$45,498	$15,054

Note 25: Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2019 and 2018:

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
(dollars in thousands)
Interest Income	$24,267	$25,520	$26,572	$27,419
Interest Expense	7,136	7,382	7,637	7,491
Net Interest Income	17,131	18,138	18,935	19,928
Provision for Loan Losses	600	600	900	600
Net Interest Income after Provision for Loan Losses	16,531	17,538	18,035	19,328
Noninterest Income	634	1,134	946	1,112
Noninterest Expense	7,885	9,474	9,084	10,489
Income Before Income Taxes	9,280	9,198	9,897	9,951
Provision for Income Taxes	2,262	1,189	2,092	1,380
Net Income	$7,018	$8,009	$7,805	$8,571
Earnings per share
Basic	$0.23	$0.27	$0.27	$0.30
Diluted	$0.23	$0.26	$0.27	$0.29

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
(dollars in thousands)
Interest Income	$18,710	$20,392	$22,136	$23,988
Interest Expense	3,947	4,493	5,502	6,546
Net Interest Income	14,763	15,899	16,634	17,442
Provision for Loan Losses	600	900	1,275	800
Net Interest Income after Provision for Loan Losses	14,163	14,999	15,359	16,642
Noninterest Income	387	485	814	857
Noninterest Expense	6,532	6,464	7,526	11,040
Income Before Income Taxes	8,018	9,020	8,647	6,459
Provision (Benefit) for Income Taxes	2,068	2,274	2,184	(1,302)
Net Income	$5,950	$6,746	$6,463	$7,761
Earnings per share
Basic	$0.23	$0.22	$0.22	$0.26
Diluted	$0.23	$0.22	$0.21	$0.25

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of December 31, 2019, the end of the fiscal year covered by this Annual Report on Form 10‑K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the Company’s independent registered public accounting firm. As an emerging growth company, management’s report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm in accordance with the JOBS Act.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Internal control over financial reporting of the Company includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2019 based on the specified criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is set forth under the headings “Proposal 1 – Election of Directors,” “Security Ownership of Certain Beneficial Owners,” and “Corporate Governance and the Board of Directors” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2020, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this item is set forth under the headings “Executive Compensation,” “Corporate Governance and the Board of Directors – Director Compensation,” and “Corporate Governance and the Board of Directors – Compensation Committee Interlocks and Insider Participation” appearing in the Company's definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2020, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table presents the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2019. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in Note 17 to the Consolidated Financial Statements for the year ending December 31, 2019.

(c)
Number of
securities
	(a)		remaining
	Number of	(b)	available for
	securities to be	Weighted-	future issuance
	issued upon	average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))
Equity compensation plans approved by shareholders (1)	1,961,650	$7.08	1,177,640
Equity compensation plans not approved by shareholders	—	—	—
Total	1,961,650	$7.08	1,177,640

(1)

Column (a) includes outstanding stock options granted from the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan, the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan, the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan and the Bridgewater Bancshares, Inc. 2005 Combined Incentive and Non-Statutory Stock Option Plan. Column (c) includes 310,600 and 867,040 shares remaining available for future issuance under the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan and the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan, respectively.

The information required pursuant to Item 403 of Regulation S-K can be found under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement on Form DEF 14A for our Annual Meeting of Shareholders to be held on April 28, 2020, which will be filed with the SEC within 120 days of the Company’s fiscal year end, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2020, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is set forth under the heading “Proposal 2 – Ratification of the Appointment of CliftonLarsonAllen LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2020, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See the consolidated financial statements which appear in Item 8 of this Form 10-K.

2.

Financial Statement Schedules: All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.
Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on April 25, 2019)
3.2	Amended and Restated Bylaws of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 on Form S-1/A filed on March 5, 2018)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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
10.6

Form of Stock Option Agreement under the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2019)†

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

10.15	Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.16

Form of Restricted Stock Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.17

Form of Restricted Stock Unit Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.18

Form of Nonqualified Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.19

Form of Incentive Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

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
101.1

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

________________ † Indicates a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: March 12, 2020	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry J. Baack	Chairman, Chief Executive	March 12, 2020
Jerry J. Baack	Officer and President (Principal Executive Officer)

/s/ Joe M. Chybowski	Chief Financial Officer	March 12, 2020
Joe M. Chybowski	(Principal Financial and Accounting Officer)

/s/ Lisa M. Brezonik	Director	March 12, 2020
Lisa M. Brezonik

/s/ James S. Johnson	Director	March 12, 2020
James S. Johnson

/s/ David B. Juran	Director	March 12, 2020
David B. Juran

/s/ Douglas J. Parish	Director	March 12, 2020
Douglas J. Parish

/s/ Jeffrey D. Shellberg	Director, Executive	March 12, 2020
Jeffrey D. Shellberg	Vice President and
Chief Credit Officer

/s/ Thomas P. Trutna	Director	March 12, 2020
Thomas P. Trutna

/s/ Todd B. Urness	Director	March 12, 2020
Todd B. Urness

/s/ David J. Volk	Director	March 12, 2020
David J. Volk