Form 10-Q
period 2020-03-31
Bridgewater Bancshares Inc
filed 2020-05-07
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non‑accelerated filer	☐	Smaller reporting company	☒
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

The number of shares of the Common Stock outstanding as of May 1, 2020 was 28,813,082.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$61,526	$31,935
Bank-Owned Certificates of Deposit	2,895	2,654
Securities Available for Sale, at Fair Value	307,317	289,877
Loans, Net of Allowance for Loan Losses of $24,585 at March 31, 2020 (unaudited) and $22,526 at December 31, 2019	1,972,896	1,884,000
Federal Home Loan Bank (FHLB) Stock, at Cost	11,017	7,824
Premises and Equipment, Net	35,271	27,628
Accrued Interest	7,102	6,775
Goodwill	2,626	2,626
Other Intangible Assets, Net	813	861
Other Assets	17,267	14,650
Total Assets	$2,418,730	$2,268,830

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$476,217	$447,509
Interest Bearing	1,423,910	1,375,801
Total Deposits	1,900,127	1,823,310
Notes Payable	12,500	13,000
FHLB Advances	207,500	136,500
Subordinated Debentures, Net of Issuance Costs	24,759	24,733
Accrued Interest Payable	1,688	1,982
Other Liabilities	24,013	24,511
Total Liabilities	2,170,587	2,024,036

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value
Authorized 10,000,000; None Issued and Outstanding at March 31, 2020 (unaudited) and December 31, 2019	—	—
Common Stock- $0.01 par value
Common Stock - Authorized 75,000,000; Issued and Outstanding 28,807,375 at March 31, 2020 (unaudited) and 28,973,572 at December 31, 2019	288	290
Additional Paid-In Capital	110,446	112,093
Retained Earnings	135,080	127,637
Accumulated Other Comprehensive Income	2,329	4,774
Total Shareholders' Equity	248,143	244,794
Total Liabilities and Equity	$2,418,730	$2,268,830

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2020	2019
INTEREST INCOME
Loans, Including Fees	$25,113	$22,179
Investment Securities	2,196	1,901
Other	159	187
Total Interest Income	27,468	24,267

INTEREST EXPENSE
Deposits	5,724	5,703
Notes Payable	115	121
FHLB Advances	1,027	775
Subordinated Debentures	393	377
Federal Funds Purchased	107	160
Total Interest Expense	7,366	7,136

NET INTEREST INCOME	20,102	17,131
Provision for Loan Losses	2,100	600

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	18,002	16,531

NONINTEREST INCOME
Customer Service Fees	240	191
Net Gain (Loss) on Sales of Available for Sale Securities	3	(5)
Other Income	1,476	448
Total Noninterest Income	1,719	634

NONINTEREST EXPENSE
Salaries and Employee Benefits	6,454	4,802
Occupancy and Equipment	713	656
Other Expense	2,579	2,427
Total Noninterest Expense	9,746	7,885

INCOME BEFORE INCOME TAXES	9,975	9,280
Provision for Income Taxes	2,532	2,262
NET INCOME	$7,443	$7,018

EARNINGS PER SHARE
Basic	$0.26	$0.23
Diluted	0.25	0.23
Dividends Paid Per Share	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net Income	$7,443	$7,018
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	(178)	4,618
Unrealized Gains (Losses) on Cash Flow Hedge	(2,932)	(91)
Reclassification Adjustment for (Gains) Losses Realized in Income	15	5
Income Tax Impact	650	(951)
Total Other Comprehensive Income (Loss), Net of Tax	(2,445)	3,581
Comprehensive Income	$4,998	$10,599

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2020 and 2019

(dollars in thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common Stock	Paid-In	Retained	Comprehensive
Three Months Ended	Voting	Voting	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2018	30,097,274	$301	$126,031	$96,234	$(1,568)	$220,998
Stock-based Compensation	—	—	175	—	—	175
Comprehensive Income	—	—	—	7,018	3,581	10,599
Stock Options Exercised	400	—	3	—	—	3
BALANCE March 31, 2019	30,097,674	$301	$126,209	$103,252	$2,013	$231,775

BALANCE December 31, 2019	28,973,572	$290	$112,093	$127,637	$4,774	$244,794
Stock-based Compensation	7,721	—	401	—	—	401
Comprehensive Income (Loss)	—	—	—	7,443	(2,445)	4,998
Stock Repurchases	(177,864)	(2)	(2,048)	—	—	(2,050)
Issuance of Restricted Stock Awards	3,946	—	—	—	—	—
BALANCE March 31, 2020	28,807,375	$288	$110,446	$135,080	$2,329	$248,143

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,443	$7,018
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	580	668
Net (Gain) Loss on Sales of Securities Available for Sale	(3)	5
Provision for Loan Losses	2,100	600
Depreciation and Amortization of Premises and Equipment	187	210
Amortization of Other Intangible Assets	48	48
Amortization of Subordinated Debt Issuance Costs	26	26
Stock-based Compensation	401	175
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(5,207)	1,574
Accrued Interest Payable and Other Liabilities	(7,736)	(665)
Net Cash Provided by (Used for) Operating Activities	(2,161)	9,659

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-owned Certificates of Deposit	(241)	357
Proceeds from Sales of Securities Available for Sale	2,102	8,150
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	10,545	4,761
Purchases of Securities Available for Sale	(23,902)	(5,867)
Net Increase in Loans	(91,130)	(58,446)
Net (Increase) Decrease in FHLB Stock	(3,193)	290
Purchases of Premises and Equipment	(7,830)	(2,833)
Proceeds from Sales of Foreclosed Assets	134	—
Net Cash Used in Investing Activities	(113,515)	(53,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	76,817	82,732
Net Decrease in Federal Funds Purchased	—	(18,000)
Principal Payments on Notes Payable	(500)	(500)
Proceeds from FHLB Advances	76,000	—
Principal Payments on FHLB Advances	(5,000)	—
Stock Options Exercised	—	3
Stock Repurchases	(2,050)	—
Net Cash Provided by Financing Activities	145,267	64,235

NET CHANGE IN CASH AND CASH EQUIVALENTS	29,591	20,306
Cash and Cash Equivalents Beginning	31,935	28,444
Cash and Cash Equivalents Ending	$61,526	$48,750

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$7,633	$7,237
Cash Paid for Income Taxes	430	—
Loans Transferred to Foreclosed Assets	134	—
Investment Securities Purchased but Not Settled	6,944	—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10‑Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020.

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

Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Information available which could affect judgements includes, but is not limited to, changes in interest rates, changes in the performance of the economy, including COVID-19 pandemic related changes, and changes in the financial condition of borrowers.

Material estimates that are particularly susceptible to significant change in the near term include the valuation of securities, determination of the allowance for loan losses, calculation of deferred tax assets, fair value of financial instruments, and investment securities impairment.

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

Impact of Recently Adopted Accounting Guidance

In January 2017, the Financial Accounting Standards Board, or FASB, issued ASU 2017‑04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this accounting standards update, or ASU, were issued to address concerns over the cost and complexity of the two-step goodwill impairment test and resulted in the removal of the second step of the test. The amendments require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company adopted the accounting standard during the first quarter of 2020. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements. The Company’s policy is to test goodwill for impairment annually or on an interim basis if an event triggering impairment may have occurred. During the three months ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 pandemic resulted in a substantial decrease in the Company’s stock price and market capitalization. The Company believed such decrease was a triggering event requiring an interim goodwill impairment analysis. Under the new simplified guidance, the Company’s estimated fair value to a market participant as of March 31, 2020, exceeded its carrying amount resulting in no impairment charge for the period.

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments of this ASU modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company adopted this standard during the first quarter of 2020 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Implementation costs incurred in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. The amendment also requires entities to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and in the same income statement line item as the fees associated with the hosting element. The Company adopted the accounting standard during the first quarter of 2020. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, issued an interagency statement titled Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, Receivables – Troubled Debt Restructurings by Creditors (ASC 310-40), a restructuring of debt constitutes a troubled debt restructuring, or TDR, if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The regulatory agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. These include short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.

Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, that passed on March 27, 2020 further provides banks with the option to elect either or both of the following, from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates:

(i)	to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or
(ii)	to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.

If a bank elects a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. The Company is applying this guidance to qualifying loan modifications.

Impact of Recently Issued Accounting Standards

The following ASUs have been issued by the FASB and may impact the Company’s consolidated financial statements in future reporting periods.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued, if certain criteria are met. LIBOR is used as an index rate for the Company’s interest-rate swaps and approximately 10.7% of the Company’s loans as of March 31, 2020.

If reference rates are discontinued, the existing contracts will be modified to replace the discontinued rate with a replacement rate. For accounting purposes, such contract modifications would have to be evaluated to determine whether the modified contract is a new contract or a continuation of an existing contract. If they are considered new contracts, the previous contract would be extinguished. Under one of the optional expedients of ASU 2020-04, modifications of contracts within the scope of Topic 310, Receivables, and 470, Debt, will be accounted for by prospectively adjusting the effective interest rates and no such evaluation is required. When elected, the optional expedient for contract modifications must be applied consistently for all eligible contracts or eligible transactions. The expedients and exceptions in this update are available to all entities starting March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the impact of this pronouncement on those financial assets where LIBOR is used as an index rate.

Subsequent Events

Subsequent events have been evaluated through May 7, 2020, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of stock compensation. For the three months ended March 31, 2020 and 2019,  303,0000 of stock options and 3,946 of restricted stock awards, and 135,000 of stock options, respectively, were excluded from the calculation because they were deemed to be antidilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Net Income Available to Common Shareholders	$7,443	$7,018
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	28,791,494	30,097,638
Dilutive Effect of Stock Compensation	710,751	609,098
Weighted Average Common Stock Outstanding (Dilutive)	29,502,245	30,706,736

Basic Earnings per Common Share	$0.26	$0.23
Diluted Earnings per Common Share	0.25	0.23

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at March 31, 2020 and December 31, 2019:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$115,331	$7,897	$(996)	$122,232
Mortgage-Backed Securities	62,405	1,099	(711)	62,793
Corporate Securities	49,079	1,021	(160)	49,940
SBA Securities	47,107	35	(550)	46,592
Asset-Backed Securities	26,915	9	(1,164)	25,760
Total Securities Available for Sale	$300,837	$10,061	$(3,581)	$307,317

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$4,990	$8	$—	$4,998
Municipal Bonds	99,441	6,338	(36)	105,743
Mortgage-Backed Securities	64,312	697	(281)	64,728
Corporate Securities	49,674	633	(131)	50,176
SBA Securities	50,126	35	(602)	49,559
Asset-Backed Securities	14,673	—	—	14,673
Total Securities Available for Sale	$283,216	$7,711	$(1,050)	$289,877

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2020
Municipal Bonds	$19,372	$(989)	$223	$(7)	$19,595	$(996)
Mortgage-Backed Securities	28,935	(684)	1,791	(27)	30,726	(711)
Corporate Securities	10,298	(160)	—	—	10,298	(160)
SBA Securities	9,191	(113)	28,908	(437)	38,099	(550)
Asset-Backed Securities	16,685	(1,164)	—	—	16,685	(1,164)
Total Securities Available for Sale	$84,481	$(3,110)	$30,922	$(471)	$115,403	$(3,581)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2019
Municipal Bonds	$2,760	$(23)	$1,390	$(13)	$4,150	$(36)
Mortgage-Backed Securities	32,276	(242)	3,098	(39)	35,374	(281)
Corporate Securities	8,350	(131)	—	—	8,350	(131)
SBA Securities	11,907	(64)	31,036	(538)	42,943	(602)
Total Securities Available for Sale	$55,293	$(460)	$35,524	$(590)	$90,817	$(1,050)

At March 31, 2020, 152 debt securities had unrealized losses with aggregate depreciation of approximately 3.0%  from the Company’s amortized cost basis. At December 31, 2019, 110 debt securities had unrealized losses with aggregate depreciation of approximately 1.1% from the Company’s amortized cost basis. These unrealized losses related principally to changes in interest rates and were not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold these debt securities for the foreseeable future, no declines were deemed to be other than temporary as of March 31, 2020 and December 31, 2019.

The following presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of March 31, 2020. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

March 31, 2020	Amortized Cost	Fair Value
Due in One Year or Less	$9,793	$9,926
Due After One Year Through Five Years	59,106	60,660
Due After Five Years Through 10 Years	80,222	84,592
Due After 10 Years	15,289	16,994
Subtotal	164,410	172,172
Mortgage-Backed Securities	62,405	62,793
SBA Securities	47,107	46,592
Asset-Backed Securities	26,915	25,760
Totals	$300,837	$307,317

As of March 31, 2020 and December 31, 2019, the securities portfolio was unencumbered.

The following presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Proceeds From Sales of Securities	$2,102	$8,150
Gross Gains on Sales	3	76
Gross Losses on Sales	—	(81)

Note 4: Loans

The following table presents the components of the loan portfolio at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Commercial	$299,425	$276,035
Construction and Land Development	183,350	196,776
Real Estate Mortgage:
1-4 Family Mortgage	272,590	260,611
Multifamily	536,380	515,014
CRE Owner Occupied	75,207	66,584
CRE Non-owner Occupied	631,541	592,545
Total Real Estate Mortgage Loans	1,515,718	1,434,754
Consumer and Other	4,324	4,473
Total Loans, Gross	2,002,817	1,912,038
Allowance for Loan Losses	(24,585)	(22,526)
Net Deferred Loan Fees	(5,336)	(5,512)
Total Loans, Net	$1,972,896	$1,884,000

The following tables present the activity in the allowance for loan losses, by segment, for the three months ended March 31, 2020 and 2019:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Three Months Ended March 31, 2020	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$3,058	$2,202	$2,839	$5,824	$792	$6,972	$85	$754	$22,526
Provision for Loan Losses	531	(71)	361	732	146	1,031	18	(648)	2,100
Loans Charged-off	(34)	—	—	—	—	—	(13)	—	(47)
Recoveries of Loans	2	—	2	—	—	—	2	—	6
Total Ending Allowance Balance	$3,557	$2,131	$3,202	$6,556	$938	$8,003	$92	$106	$24,585

Three Months Ended March 31, 2019
Allowance for Loan Losses:
Beginning Balance	$2,898	$2,451	$2,597	$4,644	$808	$5,872	$65	$696	$20,031
Provision for Loan Losses	480	(354)	5	71	(18)	477	12	(73)	600
Loans Charged-off	(19)	—	—	—	—	—	(17)	—	(36)
Recoveries of Loans	2	—	9	—	—	—	1	—	12
Total Ending Allowance Balance	$3,361	$2,097	$2,611	$4,715	$790	$6,349	$61	$623	$20,607

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of March 31, 2020 and December 31, 2019:

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Allowance for Loan Losses at March 31, 2020	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Individually Evaluated for Impairment	$35	$—	$—	$—	$—	$—	$14	$—	$49
Collectively Evaluated for Impairment	3,522	2,131	3,202	6,556	938	8,003	78	106	24,536
Totals	$3,557	$2,131	$3,202	$6,556	$938	$8,003	$92	$106	$24,585

Allowance for Loan Losses at December 31, 2019
Individually Evaluated for Impairment	$31	$—	$—	$—	$—	$—	$14	$—	$45
Collectively Evaluated for Impairment	3,027	2,202	2,839	5,824	792	6,972	71	754	22,481
Totals	$3,058	$2,202	$2,839	$5,824	$792	$6,972	$85	$754	$22,526

		Construction			CRE	CRE
		and Land	1-‑4 Family		Owner	Non‑owner	Consumer
Loans at March 31, 2020	Commercial	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Individually Evaluated for Impairment	$267	$170	$1,243	$—	$1,847	$224	$14	$3,765
Collectively Evaluated for Impairment	299,158	183,180	271,347	536,380	73,360	631,317	4,310	1,999,052
Totals	$299,425	$183,350	$272,590	$536,380	$75,207	$631,541	$4,324	$2,002,817

Loans at December 31, 2019
Individually Evaluated for Impairment	$273	$176	$1,059	$—	$236	$—	$14	$1,758
Collectively Evaluated for Impairment	275,762	196,600	259,552	515,014	66,348	592,545	4,459	1,910,280
Totals	$276,035	$196,776	$260,611	$515,014	$66,584	$592,545	$4,473	$1,912,038

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Commercial	$157	$157	$—	$167	$167	$—
Construction and Land Development	170	779	—	176	785	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	303	490	—	302	489	—
1st REM - Rentals	940	940	—	757	757	—
CRE Owner Occupied	1,847	1,847	—	236	236	—
CRE Non Owner Occupied	224	224	—	—	—	—
Totals	3,641	4,437	—	1,638	2,434	—

Loans With An Allowance for Loan Losses:
Commercial	110	113	35	106	109	31
Consumer and Other	14	14	14	14	14	14
Totals	124	127	49	120	123	45
Grand Totals	$3,765	$4,564	$49	$1,758	$2,557	$45

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Average	Interest	Average	Interest
	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$163	$3	$—	$—
Construction and Land Development	175	—	198	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	329	—	157	2
1st REM - Rentals	932	11	1,637	9
CRE Owner Occupied	1,837	25	449	6
CRE Non Owner Occupied	225	3	—	—
Consumer and Other	—	—	57	—
Totals	3,661	42	2,498	17

Loans With An Allowance for Loan Losses:
Commercial	111	—	688	9
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	—	—	308	—
Consumer and Other	14	—	—	—
	125	—	996	9
Grand Totals	$3,786	$42	$3,494	$26

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

The following tables present the risk category of loans by loan segment as of March 31, 2020 and December 31, 2019, based on the most recent analysis performed by management:

	March 31, 2020
	Pass	Watch	Substandard	Total
Commercial	$277,533	$21,625	$267	$299,425
Construction and Land Development	183,045	135	170	183,350
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,790	138	—	30,928
1st REM - 1-4 Family	34,253	123	176	34,552
LOCs and 2nd REM - Rentals	19,156	476	303	19,935
1st REM - Rentals	185,643	768	764	187,175
Multifamily	536,380	—	—	536,380
CRE Owner Occupied	72,540	820	1,847	75,207
CRE Non-owner Occupied	609,598	21,719	224	631,541
Consumer and Other	4,310	—	14	4,324
Totals	$1,953,248	$45,804	$3,765	$2,002,817

	December 31, 2019
	Pass	Watch	Substandard	Total
Commercial	$275,741	$21	$273	$276,035
Construction and Land Development	196,462	138	176	196,776
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,483	138	—	28,621
1st REM - 1-4 Family	36,370	124	177	36,671
LOCs and 2nd REM - Rentals	17,890	479	302	18,671
1st REM - Rentals	174,781	1,287	580	176,648
Multifamily	515,014	—	—	515,014
CRE Owner Occupied	65,411	—	1,173	66,584
CRE Non-owner Occupied	589,457	3,088	—	592,545
Consumer and Other	4,459	—	14	4,473
Totals	$1,904,068	$5,275	$2,695	$1,912,038

The following tables present the aging of the recorded investment in past due loans by loan segment as of March 31, 2020 and December 31, 2019:

	Accruing Interest
		30-89 Days	90 Days or
March 31, 2020	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$299,397	$21	$—	$7	$299,425
Construction and Land Development	183,180	—	—	170	183,350
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,928	—	—	—	30,928
1st REM - 1-4 Family	34,552	—	—	—	34,552
LOCs and 2nd REM - Rentals	19,632	—	—	303	19,935
1st REM - Rentals	187,049	—	—	126	187,175
Multifamily	536,380	—	—	—	536,380
CRE Owner Occupied	75,207	—	—	—	75,207
CRE Non-owner Occupied	631,541	—	—	—	631,541
Consumer and Other	4,324	—	—	—	4,324
Totals	$2,002,190	$21	$—	$606	$2,002,817

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2019	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$276,028	$—	$—	$7	$276,035
Construction and Land Development	196,600	—	—	176	196,776
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,621	—	—	—	28,621
1st REM - 1-4 Family	36,671	—	—	—	36,671
LOCs and 2nd REM - Rentals	18,527	—	—	144	18,671
1st REM - Rentals	176,114	400	—	134	176,648
Multifamily	515,014	—	—	—	515,014
CRE Owner Occupied	66,584	—	—	—	66,584
CRE Non-owner Occupied	592,545	—	—	—	592,545
Consumer and Other	4,470	3	—	—	4,473
Totals	$1,911,174	$403	$—	$461	$1,912,038

At March 31, 2020, there were four loans classified as troubled debt restructurings with a current outstanding balance of $839. At December 31, 2019, there were three loans classified as troubled debt restructurings with an outstanding balance of $452. There was one new loan classified as a troubled debt restructuring during the three month period ended March 31, 2020, and no loans classified as troubled debt restructurings during the previous twelve months subsequently defaulted during the three months ended March 31, 2020.

In response to the COVID-19 pandemic, the Company is offering short-term loan modifications to borrowers who were current and otherwise not past due as of December 31, 2019. These include short-term modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. In accordance with regulatory guidance, these modifications are not considered to be troubled debt restructurings. The modifications completed in the three months ended March 31, 2020 were immaterial.

Note 5: Premises and Equipment

Premises and equipment are summarized as follows as of March 31, 2020 and December 31, 2019:

	Range of	March 31,	December 31,
	Useful Lives	2020	2019
Land	N/A	$5,174	$5,174
Building	15 - 39 Years	3,487	3,487
Leasehold Improvements	3 ‑ 10 Years	3,344	3,344
Furniture and Equipment	3 ‑ 5 Years	4,838	3,902
Construction in Progress	N/A	23,586	16,693
Subtotal		40,429	32,600
Accumulated Depreciation		(5,158)	(4,972)
Totals		$35,271	$27,628

Depreciation and amortization expense charged to noninterest expense for the three months ended March 31, 2020 and 2019, totaled $187 and $210, respectively. Construction in progress represents amounts paid for the construction of the Company’s new corporate headquarters building. Construction is expected to be completed in the third quarter of 2020.

Note 6: Deposits

The following table presents the composition of deposits at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Transaction Deposits	$731,700	$712,136
Savings and Money Market Deposits	514,113	516,785
Time Deposits	393,340	360,027
Brokered Deposits	260,974	234,362
Totals	$1,900,127	$1,823,310

Note 7: Derivative Instruments and Hedging Activities

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements:
Assets	$50,113	$3,254	$7,140	$150
Liabilities	50,113	(3,254)	7,140	(150)
Total	$100,226	$—	$14,280	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered certificate of deposit, wholesale borrowing, and notes payable portfolios. During the next 12 months, the Company estimates that $693  will be reclassified to interest expense.

The following tables present a summary of the Company’s interest rate swaps designated as cash flow hedges as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Notional Amount	$102,500	$48,000
Weighted Average Pay Rate	1.35%	1.89%
Weighted Average Receive Rate	1.51%	2.25%
Weighted Average Maturity (Years)	4.48	3.53
Net Unrealized Gain (Loss)	$(3,533)	$(618)

	March 31, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements:
Assets	$—	$—	$18,000	$134
Liabilities	102,500	(3,533)	30,000	(752)

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three months ended March 31, 2020 and 2019:

		Three Months Ended March 31,
(dollars in thousands)		2020	2019
Derivatives in	Location of Gain or	Gain (Loss)
Cash Flow Hedging	(Loss) Reclassified	Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings
Interest Rate Swaps	Interest Expense	$(18)	$—

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three months ended March 31, 2020 and 2019, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 8: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents the Company’s investments in qualified affordable housing projects and other tax credit investments at March 31, 2020 and December 31, 2019:

		March 31, 2020		December 31, 2019
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$2,077	$—	$2,148	$—
Federal Historic Tax Credit (FHTC)	Equity	1,924	2,895	2,262	3,395
Total		$4,001	$2,895	$4,410	$3,395

(1)	All commitments are expected to be paid by the Company by March 31, 2021.

The following table presents the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Amortization Expense (1)
LIHTC	$71	$72
FHTC	85	177
Total	$156	$249
Tax Benefit Recognized (2)
LIHTC	$(83)	$(83)
FHTC	(170)	(214)
Total	$(253)	$(297)

(1)	The amortization expense for the LIHTC investments are included in income tax expense. The amortization for the FHTC tax credits are included in noninterest expense.
(2)

All of the tax benefits recognized are included in income tax expense. The tax benefit recognized for the FHTC investments primarily reflects the tax credits generated from the investments, and excludes the net tax expense/benefit of the investments’ income/loss.

Note 9: Commitments, Contingencies and Credit Risk

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

The following commitments were outstanding at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Unfunded Commitments Under Lines of Credit	$469,221	$500,962
Letters of Credit	73,364	79,225
Totals	$542,585	$580,187

The Company had outstanding letters of credit with the FHLB in total amounts of $135,943 and  $108,502 at March 31, 2020 and December 31, 2019, respectively, on behalf of customers and to secure public deposits.

On August 27, 2018, the Bank and Reuter Walton Commercial, LLC (the “Contractor”) entered into a Standard Form of Agreement Between Owner and Contractor and the corresponding General Conditions of the Contract for Construction (collectively, the “Construction Contract”). Under the Construction Contract, the Contractor is constructing the core and shell of a new headquarters building for the Bank in St. Louis Park, Minnesota, and the Bank will pay the Contractor a contract price consisting of the cost of work plus a fee equal to 3.75% of the cost of work, subject to a guaranteed maximum price of $23,000, with anticipated construction completed in the third quarter of 2020. As of March 31, 2020, $19,232 had been paid under this Construction Contract. On December 3, 2019, the Bank entered into a separate contract with a third party relating to the construction of the build-out of the new headquarters building for the Bank. The total amount to be paid by the Bank under the contract is $6,321, with construction anticipated to be completed in the third quarter of 2020. As of March 31, 2020, $1,815 had been paid under this contract.

Legal Contingencies

Neither the Company nor any of its subsidiaries is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Bank’s business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

Note 10: Stock Options and Restricted Stock Awards

The Company established the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (the “2012 Plan”) under which the Company may grant options to its directors, officers, employees, and consultants for up to 750,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2012 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of five years. As of March 31, 2020 and 2019, there were no remaining shares of the Company’s common stock reserved for future option grants under the 2012 Plan.

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of March 31, 2020 and December 31, 2019, there were 310,600 remaining shares of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of March 31, 2020 and December 31, 2019, there were 830,373 and 867,040 of remaining shares of the Company’s common stock reserved for future grants under the 2019 EIP.

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

The weighted average assumptions used in the model for valuing stock option grants for the three months ended March 31, 2020, are as follows:

	March 31,
	2020
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	19.56%
Risk-Free Interest Rate	0.97%

The following table presents a summary of the status of the Company’s stock option grants for the three months ended March 31, 2020:

	March 31, 2020
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,961,650	$7.08
Granted	25,000	12.67
Exercised	—	—
Forfeitures	—	—
Outstanding at Period End	1,986,650	$7.15

Options Exercisable at Period End	1,004,050	$5.01

For the three months ended March 31, 2020 and 2019, the Company recognized compensation expense for stock options of $218 and $175, respectively.

The following table presents information pertaining to options outstanding at March 31, 2020:

	Options Outstanding			Options Exercisable
	Number	Remaining			Number
Exercise Price	Outstanding	Contractual Life		Exercise Price	Outstanding
$2.13	74,750	3.0	Years	$2.13	74,750
3.00	455,000	3.8	Years	3.00	455,000
3.58	45,000	4.8	Years	3.58	45,000
7.47	1,023,900	7.5	Years	7.47	402,300
13.22	25,000	8.1	Years	13.22	5,000
12.86	45,000	8.4	Years	12.86	9,000
12.94	30,000	8.5	Years	12.94	6,000
11.59	25,000	8.6	Years	11.59	5,000
11.15	10,000	8.9	Years	11.15	2,000
11.13	50,000	9.4	Years	11.13	—
12.92	178,000	9.7	Years	12.92	—
12.67	25,000	9.9	Years	12.67	—
Totals	1,986,650	6.8	Years	$7.15	1,004,050

As of March 31, 2020, there was  $2,593  of total unrecognized compensation cost related to nonvested stock options granted under the 2012 Plan, 2017  Plan and 2019 EIP that is expected to be recognized over a weighted-average period of 4.8 years.

The following presents an analysis of nonvested stock options issued and outstanding for the three months ended March 31, 2020:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2019	969,600	$3.08
Granted	25,000	2.94
Vested	(12,000)	1.99
Forfeited	—	—
Nonvested Options at March 31, 2020	982,600	$3.09

Restricted Stock Awards

In 2019, the Company began granting restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with voting and forfeitable dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the three months ended March 31, 2020:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Awards at December 31, 2019	132,960	$12.92
Granted	3,946	12.67
Vested	—	—
Forfeited	—	—
Nonvested Awards at March 31, 2020	136,906	$12.91

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended March 31, 2020, the Company recognized compensation expense for restricted stock awards of $108.  No compensation expense was recognized for restricted stock awards for the three months ended March 31, 2019.

As of March 31, 2020,  there was $1,630 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a period of four years.

In addition, during the first quarter of 2020, the Company issued 7,721 shares of common stock to directors as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to directors of $75 is included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

Note 11: Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the tables below and defined in the regulations) of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets, Common Equity Tier 1 Capital to Risk Weighted Assets, and Tier 1 Capital to Average Assets.

The following tables present the Company and the Bank’s capital amounts and ratios as of March 31, 2020 and December 31, 2019:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$292,080	13.38%	$174,641	8.00%	$229,216	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	242,376	11.10	130,980	6.00	185,556	8.50	N/A	N/A
Common Equity Tier 1 Capital	242,376	11.10	98,235	4.50	152,810	7.00	N/A	N/A
Tier 1 Leverage Ratio	242,376	10.51	92,259	4.00	92,259	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$276,487	12.67%	$174,523	8.00%	$229,062	10.50%	$218,154	10.00%
Tier 1 Risk-Based Capital	251,542	11.53	130,893	6.00	185,431	8.50	174,523	8.00
Common Equity Tier 1 Capital	251,542	11.53	98,169	4.50	152,708	7.00	141,800	6.50
Tier 1 Leverage Ratio	251,542	10.93	92,088	4.00	92,088	4.00	115,110	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$269,613	12.98%	$166,163	8.00%	$218,089	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	236,533	11.39	124,623	6.00	176,549	8.50	N/A	N/A
Common Equity Tier 1 Capital	236,533	11.39	93,467	4.50	145,393	7.00	N/A	N/A
Tier 1 Leverage Ratio	236,533	10.69	88,498	4.00	88,498	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$252,501	12.16%	$166,137	8.00%	$218,055	10.50%	$207,671	10.00%
Tier 1 Risk-Based Capital	243,461	11.72	124,603	6.00	176,521	8.50	166,137	8.00
Common Equity Tier 1 Capital	243,461	11.72	93,452	4.50	145,370	7.00	134,986	6.50
Tier 1 Leverage Ratio	243,461	11.01	88,455	4.00	88,455	4.00	110,569	5.00

The Company and the Bank must maintain a capital conservation buffer, as defined by Basel III regulatory capital guidelines, in order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers.

Note 12: Stock Repurchase Program

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

During the first quarter of 2020, the Company repurchased 177,864 shares of its common stock, representing less than 1% of the Company’s outstanding shares. Shares were repurchased at a weighted average price of $11.52 for a total of $2.0  million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At March 31, 2020, the remaining amount that could be used to repurchase shares under the stock repurchase program was $8.0 million. Although the stock repurchase program remains in place, the Company has not repurchased any shares since March 16, 2020. The Company remains committed to maintaining strong capital levels and will consider the current economic environment and the uncertainty of the long-term impact of the COVID-19 pandemic when evaluating its future utilization of the stock repurchase program. Management currently does not expect to begin repurchasing shares again until the COVID-19 pandemic has subsided.

Note 13: Fair Value Measurement

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	$—	$122,232	$—	$122,232
Mortgage-Backed Securities	—	62,793	—	62,793
Corporate Securities	—	49,940	—	49,940
SBA Securities	—	46,592	—	46,592
Asset-Backed Securities	—	25,760	—	25,760
Interest Rate Swaps	—	3,254	—	3,254
Total Fair Value of Financial Assets	$—	$310,571	$—	$310,571
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$6,787	$—	$6,787
Total Fair Value of Financial Liabilities	$—	$6,787	$—	$6,787

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$4,998	$—	$—	$4,998
Municipal Bonds	—	105,743	—	105,743
Mortgage-Backed Securities	—	64,728	—	64,728
Corporate Securities	—	50,176	—	50,176
SBA Securities	—	49,559	—	49,559
Asset-Backed Securities	—	14,673	—	14,673
Interest Rate Swaps	—	284	—	284
Total Fair Value of Financial Assets	$4,998	$285,163	$—	$290,161
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$902	$—	$902
Total Fair Value of Financial Liabilities	$—	$902	$—	$902

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$75	$—	$49
Totals	$—	$75	$—	$49

	December 31, 2019
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$75	$—	$206
Totals	$—	$75	$—	$206

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

The following tables present the carrying amount and estimated fair values of financial instruments at March 31, 2020 and December 31, 2019:

	March 31, 2020
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$61,526	$61,526	$—	$—	$61,526
Bank-Owned Certificates of Deposit	2,895	—	2,968	—	2,968
Securities Available for Sale	307,317	—	307,317	—	307,317
FHLB Stock, at Cost	11,017	—	11,017	—	11,017
Loans, Net	1,972,896	—	1,989,365	—	1,989,365
Accrued Interest Receivable	7,102	—	7,102	—	7,102
Interest Rate Swaps	3,254	—	3,254	—	3,254

Financial Liabilities:
Deposits	$1,900,127	$—	$1,912,436	$—	$1,912,436
Notes Payable	12,500	—	12,525	—	12,525
FHLB Advances	207,500	—	218,362	—	218,362
Subordinated Debentures	24,759	—	26,630	—	26,630
Accrued Interest Payable	1,688	—	1,688	—	1,688
Interest Rate Swaps	6,787	—	6,787	—	6,787

	December 31, 2019
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$31,935	$31,935	$—	$—	$31,935
Bank-Owned Certificates of Deposit	2,654	—	2,677	—	2,677
Securities Available for Sale	289,877	4,998	284,879	—	289,877
FHLB Stock, at Cost	7,824	—	7,824	—	7,824
Loans, Net	1,884,000	—	1,891,987	—	1,891,987
Accrued Interest Receivable	6,775	—	6,775	—	6,775
Interest Rate Swaps	284	—	284	—	284

Financial Liabilities:
Deposits	$1,823,310	$—	$1,821,915	$—	$1,821,915
Notes Payable	13,000	—	13,022	—	13,022
FHLB Advances	136,500	—	141,152	—	141,152
Subordinated Debentures	24,733	—	25,309	—	25,309
Accrued Interest Payable	1,982	—	1,982	—	1,982
Interest Rate Swaps	902	—	902	—	902

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

Notes payable and subordinated debentures – The fair values of the Company’s notes payable and subordinated debt are estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

FHLB advances – The fair values of the Company’s FHLB advances are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing agreements.

Accrued interest payable – The carrying amount of accrued interest payable approximates its fair value since it is short term in nature.

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and was not material at March 31, 2020 and December 31, 2019.

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

Note 14: Subsequent Events

COVID-19 and Current Economic Conditions

As of May 5, 2020, total COVID-19 related loan modifications had totaled $288,019, representing 157 borrowers and approximately 15% of the total loan portfolio.

The CARES Act provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration, or SBA, to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program, or PPP. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans. As of May 5, 2020, the Company had received SBA approval to fund over 1,000 PPP loans, totaling approximately $181,847.

In response to uncertainty regarding the severity and duration of the COVID-19 pandemic, the Company has taken additional action to ensure the strength of its liquidity position. The Company has established borrowing capacity through the Federal Reserve lending facility in connection with funding PPP loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three months ended March 31, 2020. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019,  filed with the Securities and Exchange Commission, or the SEC, on March 12, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•

the negative effects of the COVID-19 pandemic, including its potential effects on the economic environment, our clients and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic;

•	loan concentrations in our portfolio;
•	the overall health of the local and national real estate market;
•	the ability to successfully manage credit risk;
•	business and economic conditions generally and in the financial services industry, nationally and within our market area;
•	the ability to maintain an adequate level of allowance for loan losses;
•	new or revised accounting standards, including as a result of the future implementation of the Current Expected Credit Loss standard;
•	the high concentration of large loans to certain borrowers;
•	the ability to successfully manage liquidity risk;
•	the dependence on non-core funding sources and our cost of funds;
•	the high concentration of large depositors;
•	the ability to raise additional capital to implement our business plan;
•	the ability to implement the Company’s growth strategy and manage costs effectively;
•	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
•	the composition of our senior leadership team and our ability to attract and retain key personnel;

•	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
•	interruptions involving our information technology and telecommunications systems or third-party servicers;
•	competition in the financial services industry;
•	severe weather, natural disasters, wide spread disease or pandemics (including the current coronavirus pandemic), acts of war or terrorism or other adverse external events;
•	the effectiveness of the risk management framework;
•	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
•	the impact of recent and future legislative and regulatory changes;
•	interest rate risk;
•	fluctuations in the values of the securities held in our securities portfolio;
•	changes in federal tax law or policy; and
•

any other risks described in the “Risk Factors” section of this report and in the Company’s Annual Report on Form 10-K as of December 31, 2019, filed with the SEC on March 12, 2020, as well as those set forth in other reports filed by the Company with the SEC.

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

Information Regarding COVID-19 Impact

Financial Position and Results of Operations. The recent outbreak of the novel coronavirus, or COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has negatively impacted the global economy in extreme ways and created uncertainty in financial markets across the world. In response to this pandemic, the Company rapidly deployed its business continuity plan and continues to take steps to protect the health and safety of its employees and clients. Given the fluidity of the situation, management cannot estimate the duration and full impact of the COVID-19 pandemic on the economy, financial markets and the Company’s financial condition and results of operations. At this point, management does not expect that the Company’s financial results in future quarters will track with the Company’s historical performance.

Effects on the Company’s Market Area. The Company’s primary banking market area is the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area. In Minnesota, the Governor issued an order that, subject to limited exceptions, required individuals to stay at home and non-essential businesses to cease all activities, other than minimum basic operations. This order went into effect on March 28, 2020 and has currently been extended through May 18, 2020. As a result, Minnesota has experienced a dramatic and sudden increase in unemployment levels. According to data released by the U.S. Department of Labor, initial claims for unemployment insurance have spiked in recent weeks in the Company’s market, a trend the Company expects to continue for the foreseeable future until the state stay-at-home order is lifted.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.00 – 0.25%.
•

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration, or SBA, referred to as the paycheck protection program, or PPP.  Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  The Bank is participating as a lender in the PPP.  On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted.  On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings, or TDRs, for a limited period of time to account for the effects of COVID-19. The Company is applying this guidance to qualifying loan modifications.

•

On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

•

On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans pledged to the facility from their leverage ratio.

Capital and Liquidity. At March 31, 2020, the Company and Bank’s capital ratios were in excess of all regulatory requirements. The Company maintains access to multiple sources of liquidity. The Company has taken additional action to ensure the strength of its liquidity position by establishing borrowing capacity through the Federal Reserve lending facility in connection with funding PPP loans.

Asset Valuation. During the three months ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 pandemic resulted in a substantial decrease in the Company’s stock price and market capitalization. The Company believed such decrease was a triggering event requiring an interim goodwill impairment analysis. At March 31, 2020, the Company performed an interim analysis and determined that goodwill was not more likely than not impaired, resulting in no impairment charge for the period. In the event that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At March 31, 2020, the Company had goodwill of $2.6 million.

Active Management of Credit Risk. The Company has increased oversight and analysis of all credits, especially in vulnerable industries such as hospitality, to proactively monitor evolving credit risk. With the change in economic conditions, and particularly, Minnesota’s stay-at-home order, the Company’s portfolio is expected to be negatively impacted. Management expects delinquencies and charge-offs to rise in future periods due to the continued impact of the COVID-19 pandemic.  The Company has not yet experienced charge-offs related to the COVID-19 pandemic, but the continued uncertainty regarding the severity and duration of the pandemic and related economic effects has and will continue to affect the Company’s estimate of its allowance for loan losses and resulting provision for loan losses. The Company will continue to monitor credits closely, while working with clients to provide relief when appropriate.

COVID-19 Related Loan Deferrals and PPP Lending. The Company has developed programs for assisting existing clients through this uncertain time by providing, when appropriate, loan modifications that may include short-term loan payment deferrals or interest-only modifications. As of May 5, 2020, the Company had approved loan modifications for 157 loans totaling $288.0 million. Of that total, loan modifications to interest-only payments totaled $169.6 million and loans with payment deferrals totaled $118.4 million. In accordance with recent regulatory and accounting guidance, loans modified in response to the COVID-19 pandemic will not be considered TDRs.

In a further effort to assist both existing and new clients, the Company is participating in government loan programs through the SBA, primarily the PPP. As of May 5, 2020, the Company had received SBA approval to fund over 1,000 loans, totaling approximately $181.8 million to borrowers, including both existing and new clients. The Company has continued to accept and process applications under the newly expanded program.

Processes, Controls, and Business Continuity. The Company’s operations are being conducted in material compliance with current federal, state and local government guidelines regarding social distancing, sanitation, and personal hygiene. Bank branches have modified hours and have been limited to two locations with drive-up services for in-person banking transactions, and lobby access to certain branches by appointment in the case of critical needs. Additional details about the Company’s COVID-19 pandemic assistance programs, including relevant disclosures and up-to-date information, have been added and are maintained at bwbmn.com.

Prior to the declaration of the COVID-19 pandemic, the Company had initiated efforts to update technology and desktop hardware in anticipation of the Company’s move to a new corporate headquarters in the second half of 2020. The Company was able to leverage these efforts and expedite the process of providing 100% of the Company’s non-branch personnel with the ability to work remotely. To ensure the safety of the Company’s staff and clients, branch personnel are working on a rotating schedule to limit exposure through social distancing.

The Company’s investments in technology, digital platforms and electronic banking have allowed clients and employees to transact with minimal interruption during this time of uncertainty. Additional staff have been assigned to assist clients over the telephone and work with clients on new enrollments in online banking and other treasury management services. Internally, these investments in technology have enabled increased communication capabilities for departments by use of video conferencing, chat, and other collaborative features.

The Company believes it is positioned to continue these business continuity measures for the foreseeable future, however, no assurances can be provided as these circumstances may change depending on the duration of the pandemic.

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

Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company's Audit Committee.

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

Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. A framework has been established for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and includes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the measurement date. The Company estimates the fair value of financial instruments using a variety of valuation methods. When financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value and are classified as Level 1. When financial instruments, such as investment securities and derivatives, are not actively traded, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar instruments where a price for the identical instrument is not observable. The fair values of these financial instruments, which are classified as Level 2, are determined by pricing models that consider observable market data such as interest rate volatilities, LIBOR yield curve, credit spreads, prices from external market data providers and/or nonbinding broker-dealer quotations. When observable inputs do not exist, the Company estimates fair value based on available market data, and these values are classified as Level 3. Imprecision in estimating fair values can impact the carrying value of assets and liabilities and the amount of revenue or loss recorded.

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

Operating Results Overview

The following table summarizes certain key financial results for the periods indicated:

	As of and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Per Common Share Data
Basic Earnings Per Share	$0.26	$0.30	$0.27	$0.27	$0.23
Diluted Earnings Per Share	0.25	0.29	0.27	0.26	0.23
Book Value Per Share	8.61	8.45	8.20	7.90	7.70
Tangible Book Value Per Share (1)	8.49	8.33	8.08	7.78	7.58
Basic Weighted Average Shares Outstanding	28,791,494	28,833,576	28,820,144	29,703,024	30,097,638
Diluted Weighted Average Shares Outstanding	29,502,245	29,561,103	29,497,961	30,312,039	30,706,736
Shares Outstanding at Period End	28,807,375	28,973,572	28,781,162	28,986,729	30,097,674

Selected Performance Ratios
Return on Average Assets (Annualized)	1.29%	1.53%	1.43%	1.55%	1.42%
Pre-Provision Net Revenue Return on Average Assets (Annualized)(1)	2.11	2.09	2.08	2.08	2.03
Return on Average Common Equity (Annualized)	11.94	14.16	13.31	13.88	12.60
Return on Average Tangible Common Equity (Annualized) (1)	12.10	14.37	13.52	14.10	12.81
Yield on Interest Earning Assets	4.90	5.01	4.98	5.05	4.99
Yield on Total Loans, Gross	5.17	5.33	5.32	5.33	5.27
Cost of Interest Bearing Liabilities	1.84	1.96	2.04	2.07	2.06
Cost of Total Deposits	1.27	1.34	1.42	1.46	1.46
Net Interest Margin (2)	3.59	3.65	3.56	3.60	3.54
Efficiency Ratio (1)	44.4	49.6	45.6	50.1	44.1
Adjusted Efficiency Ratio (3)	44.1	44.3	42.9	42.7	43.1
Noninterest Expense to Average Assets (Annualized)	1.69	1.87	1.66	1.84	1.59
Adjusted Noninterest Expense to Average Assets (Annualized) (3)	1.68	1.67	1.56	1.57	1.55
Loan to Deposit Ratio	105.4	104.9	102.4	105.0	104.9
Core Deposits to Total Deposits	78.6	80.7	79.9	78.3	75.8
Tangible Common Equity to Tangible Assets (1)	10.13	10.65	10.43	10.64	11.16

(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(3)	Ratio excludes the amortization of tax credit investments and represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	March 31,	December 31,	September 30,	June 30,	March 31
(dollars in thousands)	2020	2019	2019	2019	2019
Selected Balance Sheet Data
Total Assets	$2,418,730	$2,268,830	$2,232,339	$2,123,631	$2,048,111
Total Loans, Gross	2,002,817	1,912,038	1,846,218	1,784,903	1,723,629
Allowance for Loan Losses	24,585	22,526	22,124	21,362	20,607
Goodwill and Other Intangibles	3,439	3,487	3,535	3,582	3,630

Deposits	1,900,127	1,823,310	1,802,236	1,699,265	1,643,666
Tangible Common Equity (1)	244,704	241,307	232,524	225,555	228,145
Total Shareholders' Equity	248,143	244,794	236,059	229,137	231,775
Average Total Assets - Quarter-to-Date	2,317,040	2,221,370	2,168,909	2,069,707	2,011,174
Average Common Equity - Quarter-to-Date	250,800	240,188	232,590	231,374	225,844

(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31
(dollars in thousands)	2020	2019	2019	2019	2019
Selected Income Statement Data
Interest Income	$27,468	$27,419	$26,572	$25,520	$24,267
Interest Expense	7,366	7,491	7,637	7,382	7,136
Net Interest Income	20,102	19,928	18,935	18,138	17,131
Provision for Loan Losses	2,100	600	900	600	600
Net Interest Income after Provision for Loan Losses	18,002	19,328	18,035	17,538	16,531
Noninterest Income	1,719	1,112	946	1,134	634
Noninterest Expense	9,746	10,489	9,084	9,474	7,885
Income Before Income Taxes	9,975	9,951	9,897	9,198	9,280
Provision for Income Taxes	2,532	1,380	2,092	1,189	2,262
Net Income	$7,443	$8,571	$7,805	$8,009	$7,018

Discussion and Analysis of Results of Operations

Net Income

Net income was $7.4 million for the first quarter of 2020, a 6.1% increase over net income of $7.0 million for the first quarter of 2019. Net income per diluted common share for the first quarter of 2020 was $0.25, a 10.4% increase compared to $0.23 per diluted common share for the same period in 2019.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the level of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate. Management’s ability to respond to changes in interest rates by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Company’s primary source of earnings. In response to the COVID-19 pandemic, the FOMC decreased the targeted federal funds rate by a total of 150 basis points in March 2020. This decrease may impact the comparability of net interest income between 2019 and 2020 in future periods.

Average Balances and Yields

The following table presents, for the three months ended March 31, 2020 and 2019, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	March 31, 2020			March 31, 2019
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$29,462	$59	0.81%	$27,945	$87	1.27%
Investment Securities:
Taxable Investment Securities	188,186	1,387	2.96	138,397	973	2.85
Tax-Exempt Investment Securities (1)	94,728	1,024	4.35	110,463	1,173	4.31
Total Investment Securities	282,914	2,411	3.43	248,860	2,146	3.50
Loans (1)(2)	1,954,959	25,150	5.17	1,707,908	22,179	5.27
Federal Home Loan Bank Stock	10,270	100	3.93	7,911	100	5.12
Total Interest Earning Assets	2,277,605	27,720	4.90%	1,992,624	24,512	4.99%
Noninterest Earning Assets	39,435			18,550
Total Assets	$2,317,040			$2,011,174
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	246,843	431	0.70%	181,033	232	0.52%
Savings and Money Market Deposits	533,578	1,905	1.44	414,811	1,766	1.73
Time Deposits	376,154	2,177	2.33	329,511	1,880	2.31
Brokered Deposits	218,289	1,211	2.23	292,067	1,825	2.53
Total Interest Bearing Deposits	1,374,864	5,724	1.67	1,217,422	5,703	1.90
Federal Funds Purchased	24,835	107	1.74	24,956	160	2.59
Notes Payable	12,505	115	3.70	14,500	121	3.38
FHLB Advances	172,379	1,027	2.40	124,000	775	2.54
Subordinated Debentures	24,744	393	6.39	24,647	377	6.20
Total Interest Bearing Liabilities	1,609,327	7,366	1.84%	1,405,525	7,136	2.06%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	444,201			369,912
Other Noninterest Bearing Liabilities	12,712			9,893
Total Noninterest Bearing Liabilities	456,913			379,805
Shareholders' Equity	250,800			225,844
Total Liabilities and Shareholders' Equity	$2,317,040			$2,011,174
Net Interest Income / Interest Rate Spread		20,354	3.06%		17,376	2.93%
Net Interest Margin (3)			3.59%			3.54%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(252)			(245)
Net Interest Income		$20,102			$17,131

(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)

Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following table presents the changes in the volume and rate of interest bearing assets and liabilities for the three months ended March 31, 2020, compared to the three months ended  March 31, 2019.

	Three Months Ended March 31, 2020
	Compared with
	Three Months Ended March 31, 2019
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$4	$(32)	$(28)
Investment Securities:
Taxable Investment Securities	375	39	414
Tax-Exempt Investment Securities	(161)	12	(149)
Total Securities	214	51	265
Loans	3,360	(389)	2,971
Federal Home Loan Bank Stock	23	(23)	—
Total Interest Earning Assets	$3,601	$(393)	$3,208

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$118	$81	$199
Savings and Money Market Deposits	436	(297)	139
Time Deposits	286	11	297
Brokered Deposits	(396)	(218)	(614)
Federal Funds Purchased	—	(53)	(53)
Notes Payable	(17)	11	(6)
FHLB Advances	295	(43)	252
Subordinated Debentures	5	11	16
Total Interest Bearing Liabilities	727	(497)	230
Net Interest Income	$2,874	$104	$2,978

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Net interest income was $20.1 million for the first quarter of 2020, an increase of $3.0 million, or 17.3%, compared to $17.1 million for the first quarter of 2019. The increase in net interest income was largely attributable to growth in average interest earning assets, which increased by $285.0 million, or 14.3%, to $2.28 billion for the first quarter of 2020, from $1.99 billion for the first quarter of 2019. This increase in average interest earning assets was primarily due to continued organic growth in the loan portfolio. The Company anticipates that its interest income will be adversely affected in future periods as a result of the COVID-19 pandemic and the effects of lower interest rates.

Net interest margin (on a fully tax-equivalent basis) for the first quarter of 2020 was 3.59%, a 5 basis point increase from 3.54% in the first quarter of 2019. The year-over-year increase in net interest margin was largely attributable to the reduction in deposit costs outpacing the lower rates earned in interest and fees on loans. As a result of the recent reductions in the target fed funds rate, as well as the impact of the COVID-19 pandemic, the Company expects that its net interest margin will be under pressure in future periods.

Average interest earning assets for the first quarter of 2020 increased $285.0 million, or 14.3%, to $2.28 billion, from $1.99 billion for the first quarter of 2019. This increase in average interest earning assets was primarily due to continued organic growth in the loan portfolio. Average interest bearing liabilities increased $203.8 million, or 14.5%, to $1.61 billion for the first quarter of 2020, from $1.41 billion for the first quarter of 2019. The increase in average interest bearing liabilities was primarily due to an increase in savings and money market deposits, offset partially by a decrease in brokered deposits.

Average interest earning assets produced a tax-equivalent yield of 4.90% for the first quarter of 2020, compared to 4.99% for the first quarter of 2019. The average rate paid on interest bearing liabilities was 1.84% for the first quarter of 2020, compared to 2.06% for the first quarter of 2019.

Interest Income. Total interest income on a tax-equivalent basis was $27.7 million for the first quarter of 2020, compared to $24.5 million for the first quarter of 2019. The $3.2 million, or 13.1%, increase in total interest income on a tax-equivalent basis was primarily due to continued organic growth in the loan portfolio.

Interest income on loans for the first quarter of 2020 was $25.2 million, compared to $22.2 million for the first quarter of 2019. The $3.0 million, or 13.4%, increase was due to a 14.5% increase in the average balance of loans outstanding due to continued organic loan growth.

Loan interest income and loan fees remain the primary contributing factors to the changes in yield on interest earning assets. The aggregate loan yield decreased to 5.17% in the first quarter of 2020, which is 10 basis points lower than 5.27% in the first quarter of 2019. While deferred loan fees are regularly amortized into income, fluctuations in the level of loan fees recognized can vary based on prepayments and other factors. On a year-over year basis, loan fees increased 7 basis points in their contribution to the aggregate loan yield; however, this was outweighed by the historically low yield curve pressuring the core loan yield lower, and ultimately resulted in the aggregate portfolio yield contracting by 10 basis points.

The following table presents a summary of interest and fees recognized on loans for the periods indicated as follows:

	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Interest	4.90%	5.00%	5.07%	5.10%	5.07%
Fees	0.27	0.33	0.25	0.23	0.20
Yield on Loans	5.17%	5.33%	5.32%	5.33%	5.27%

Interest Expense. Interest expense on interest bearing liabilities increased $230,000, or 3.2%, to $7.4 million for the first quarter of 2020, compared to $7.1 million for the first quarter of 2019.  The cost of interest bearing liabilities decreased 22 basis points from 2.06% in the first quarter of 2019 to 1.84% in the first quarter of 2020. The FOMC reduced the Fed Funds target rate numerous times over the past twelve months, savings and money market deposit accounts indexed to Fed Funds were the most directly impacted costs as evidenced by the 29 basis point reduction in costs. With the most recent Fed Funds cuts occurring late in the first quarter of 2020, the Company expects a further reprieve in deposit funding costs in future quarters.

Interest expense on deposits was $5.7 million for the first quarter of 2020 and the first quarter of 2019. The average balance of interest bearing deposits increased $157.4 million, or 12.9%, to $1.37 billion in the first quarter of 2020, compared to $1.22  billion for the first quarter of 2019. The increase in the average balance of deposits resulted primarily from growth in interest bearing transaction deposits, savings and money market deposits, and time deposits. The average rate paid on interest bearing deposits decreased 23 basis points from 1.90% in the first quarter of 2019 to 1.67% in the first quarter of 2020. The decrease in the average rate paid was primarily due to the Company actively managing deposit costs lower as market interest rates declined.

Interest expense on borrowings increased $209,000 to $1.6 million for the first quarter of 2020, compared to $1.4 million for the first quarter of 2019. This increase was primarily due to an increased average balance of FHLB advances, offset in part by a reduction in interest expense on federal funds purchased as a result of lower overnight borrowing costs.

Provision for Loan Losses

The provision for loan losses was $2.1 million for the first quarter of 2020, an increase of $1.5 million, compared to the provision for loan losses of $600,000 for the first quarter of 2019. The increase in the provision for loan losses was primarily attributable to increased allocations for economic factors associated with the COVID-19 pandemic. The Company expects the provision for loan losses to increase in future periods based on its belief that the credit quality of its loan portfolio will decline, and loan defaults will increase as a result of COVID-19.

As an emerging growth company, the Company is not subject to Accounting Standards Update No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” or CECL, until January 1, 2023.

The following table presents the activity in the allowance for loan losses for the three month periods ended March 31, 2020 and 2019:

A reconciliation of the Company’s allowance for loan losses for the three month period ended March 31, 2020 and 2019 is as follows:
	Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2020	2019
Balance at Beginning of Period	$22,526	$20,031
Provision for Loan Losses	2,100	600
Charge-offs	(47)	(36)
Recoveries	6	12
Balance at End of Period	$24,585	$20,607

Noninterest Income

Noninterest income was $1.7 million and $634,000 for the first quarter of 2020 and 2019, respectively, an increase of $1.1 million. The increase was primarily due to increased swap fees and customer service fees. The following table presents the major components of noninterest income for the three months ended March 31, 2020, compared to the three months ended March 31, 2019:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2020	2019	(Decrease)
Noninterest Income:
Customer Service Fees	$240	$191	$49
Net Gain (Loss) on Sales of Securities	3	(5)	8
Letter of Credit Fees	274	246	28
Debit Card Interchange Fees	92	88	4
Swap Fees	907	—	907
Other Income	203	114	89
Totals	$1,719	$634	$1,085

Noninterest Expense

Noninterest expense was $9.7 million for the first quarter of 2020, an increase of $1.9 million, or 23.6%, from $7.9 million for the first quarter of 2019. The increase was primarily driven by a $1.7 million increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the Company’s growth and a

$97,000 increase in professional and consulting fees. The increase was partially offset by a decrease of $95,000 in FDIC insurance assessment and a decrease of $92,000 in amortization of tax credit investments.

Full-time equivalent employees increased to 170 at the end of the first quarter of 2020 from 143 at the end of the first quarter of 2019. The increase includes key strategic hires in deposit gathering, lending, information technology and other supportive roles to meet the needs of the Company’s growing infrastructure.

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

The efficiency ratio was 44.4% for the first quarter of 2020, compared to 44.1% for the first quarter of 2019. While the recognition of the tax credits increases operating expenses, and concurrently the efficiency ratio, it directly reduces income tax expense and the effective tax rate. The adjusted efficiency ratio, which excludes the impact of the amortization of tax credit investments, remained relatively consistent at 44.1% for the first quarter of 2020, compared to 43.1% for the first quarter of 2019.

The following table presents the major components of noninterest expense for the three months ended March 31, 2020, compared to the three months ended March 31, 2019:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2020	2019	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$6,454	$4,802	$1,652
Occupancy and Equipment	713	656	57
FDIC Insurance Assessment	190	285	(95)
Data Processing	229	153	76
Professional and Consulting Fees	485	388	97
Information Technology and Telecommunications	266	236	30
Marketing and Advertising	466	465	1
Intangible Asset Amortization	48	48	—
Amortization of Tax Credit Investments	85	177	(92)
Other Expense	810	675	135
Totals	$9,746	$7,885	$1,861

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

Income tax expense was $2.5 million for the first quarter of 2020, compared to $2.3 million for the first quarter of 2019. The effective combined federal and state income tax rate for the first quarter of 2020 was 25.4%, compared to 24.4% for the first quarter of 2019. The higher effective combined rate was due to fewer tax credits being recognized.

Financial Condition

Assets

Total assets at March 31, 2020 were $2.42 billion, an increase of $149.9 million, or 6.6%, over total assets of $2.27 billion at December 31, 2019 and an increase of $370.6 million, or 18.1%, over total assets of $2.05 billion at March 31, 2019.

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

The investment securities portfolio consists primarily of municipal securities, U.S. government agency mortgage backed securities, Small Business Administration, or SBA, securities, and corporate securities comprised of subordinated debentures of bank and financial holding companies. In addition, the Company also holds U.S. treasury securities, asset-backed securities and other debt securities, all with varying contractual maturities. These maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $307.3 million at March 31, 2020, compared to $289.9 million at December 31, 2019, an increase of $17.4 million or 6.0%. At March 31, 2020, municipal securities represented 39.7% of the investment securities portfolio, government agency mortgage-backed securities represented 20.1% of the portfolio, SBA securities represented 15.2% of the portfolio, corporate securities represented 16.3% of the portfolio, asset-backed securities represented 8.4% of the portfolio, and other mortgage-backed securities represented 0.3% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury Securities	$—	$—	$4,990	$4,998
SBA Securities	47,107	46,592	50,126	49,559
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	1,126	1,150	1,195	1,215
Issued by FNMA and FHLMC	3,500	3,545	3,571	3,543
Other Residential Mortgage-Backed Securities	45,104	45,158	46,464	46,695
Commercial Mortgage-Backed Securities	11,696	11,981	12,019	12,213
All Other Commercial MBS	979	959	1,063	1,062
Total MBS	62,405	62,793	64,312	64,728
Municipal Securities	115,331	122,232	99,441	105,743
Corporate Securities	49,079	49,940	49,674	50,176
Asset-Backed Securities	26,915	25,760	14,673	14,673
Total	$300,837	$307,317	$283,216	$289,877

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

The Company originated net loan exposures of $200.0 million for the first quarter of 2020, compared to $177.9 million for the first quarter of 2019. Net loan exposures include principal advances and unfunded commitments, net of loan participations sold. Total gross loans increased $90.8 million, or 4.7%, to $2.00 billion at March 31, 2020, compared to $1.91 billion at December 31, 2019, and increased $279.2 million, or 16.2%, from $1.72 billion at March 31, 2019.  The commercial, multifamily, and commercial real estate, or CRE, nonowner occupied categories contributed most significantly to the $90.8 million net loan growth in the three months ended March 31, 2020. As of March 31, 2020, commercial loans increased $23.4 million, or 8.5%; multifamily loans increased $21.4 million, or 4.1%; and nonowner occupied CRE loans increased $39.0 million, or 6.6%, when compared to December 31, 2019. Collectively, the Company’s annualized loan growth for the three months ended March 31, 2020 was 19.1%. The Company anticipates that its loan growth will slow in the future as a result of the COVID-19 pandemic and the related decline in economic conditions in its market area.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019		March 31, 2019
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Commercial	$299,425	15.0%	$276,035	14.5%	$291,723	15.8%	$287,804	16.1%	$284,807	16.5%
Construction and Land Development	183,350	9.2	196,776	10.3	216,054	11.7	195,568	11.0	178,782	10.4
Real Estate Mortgage:
1 - 4 Family Mortgage	272,590	13.6	260,611	13.6	254,782	13.8	247,029	13.8	233,131	13.5
Multifamily	536,380	26.8	515,014	26.9	456,257	24.7	437,198	24.5	417,975	24.3
CRE Owner Occupied	75,207	3.8	66,584	3.5	71,209	3.9	68,681	3.9	66,130	3.8
CRE Nonowner Occupied	631,541	31.4	592,545	31.0	551,992	29.9	544,579	30.5	538,998	31.3
Total Real Estate Mortgage Loans	1,515,718	75.6	1,434,754	75.0	1,334,240	72.3	1,297,487	72.7	1,256,234	72.9
Consumer and Other	4,324	0.2	4,473	0.2	4,201	0.2	4,044	0.2	3,806	0.2
Total Loans, Gross	2,002,817	100.0%	1,912,038	100.0%	1,846,218	100.0%	1,784,903	100.0%	1,723,629	100.0%
Allowance for Loan Losses	(24,585)		(22,526)		(22,124)		(21,362)		(20,607)
Net Deferred Loan Fees	(5,336)		(5,512)		(5,788)		(5,157)		(4,791)
Total Loans, Net	$1,972,896		$1,884,000		$1,818,306		$1,758,384		$1,698,231

The Company’s primary focus has been on real estate mortgage lending, which constituted 75.6% of the portfolio as of March 31, 2020. The composition of the portfolio has remained consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of March 31, 2020, CRE loans totaled $1.35 billion, consisting of $631.5 million of loans secured by nonowner occupied CRE, $536.4 million of loans secured by multifamily residential properties and $183.4 million of construction and land development loans. CRE loans represented 67.5% of the total gross loan portfolio and 488.7% of the Bank’s total risk-based capital at March 31, 2020.

The following table presents time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at March 31, 2020 and December 31, 2019:

	As of March 31, 2020
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$128,937	$135,575	$34,913
Construction and Land Development	118,363	40,861	24,126
Real Estate Mortgage:
1 - 4 Family Mortgage	58,061	178,237	36,292
Multifamily	94,259	173,864	268,257
CRE Owner Occupied	6,182	32,411	36,614
CRE Nonowner Occupied	123,145	253,320	255,076
Total Real Estate Mortgage Loans	281,647	637,832	596,239
Consumer and Other	801	2,695	828
Total Loans, Gross	$529,748	$816,963	$656,106
Interest Rate Sensitivity:
Fixed Interest Rates	$185,040	$573,322	$226,022
Floating or Adjustable Rates	344,708	243,641	430,084
Total Loans, Gross	$529,748	$816,963	$656,106

	As of December 31, 2019
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$121,383	$119,575	$35,077
Construction and Land Development	132,221	53,194	11,361
Real Estate Mortgage:
1 - 4 Family Mortgage	53,707	170,116	36,788
Multifamily	117,406	168,770	228,838
CRE Owner Occupied	4,078	25,286	37,220
CRE Nonowner Occupied	114,533	234,599	243,413
Total Real Estate Mortgage Loans	289,724	598,771	546,259
Consumer and Other	1,589	2,420	464
Total Loans, Gross	$544,917	$773,960	$593,161
Interest Rate Sensitivity:
Fixed Interest Rates	$184,370	$545,855	$197,151
Floating or Adjustable Rates	360,547	228,105	396,010
Total Loans, Gross	$544,917	$773,960	$593,161

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

The following table presents information on loan classifications at March 31, 2020. The Company had no assets classified as loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Doubtful	Total
Commercial	$21,625	$267	$—	$21,892
Construction and Land Development	135	170	—	305
Real Estate Mortgage:
1 - 4 Family Mortgage	1,505	1,243	—	2,748
CRE Owner Occupied	820	1,847	—	2,667
CRE Nonowner Occupied	21,719	224	—	21,943
Total Real Estate Mortgage Loans	24,044	3,314	—	27,358
Consumer and Other	—	14	—	14
Totals	$45,804	$3,765	$—	$49,569

The Company is closely analyzing all segments within the loan portfolio in response to the COVID-19 pandemic and as a result, the Company identified loans that have potential weaknesses that warrant a watchlist risk rating. At March 31, 2020, watchlist loans increased to $45.8 million, compared to $5.3 million at December 31, 2019. Loans added to the watchlist during the first quarter of 2020 were in vulnerable industries, primarily hospitality. As the COVID-19 pandemic continues to evolve, the length and extent of the economic contraction may dictate further watchlist or adverse classifications in the loan portfolio.

In response to the COVID-19 pandemic, the Company is offering short-term loan modifications, when appropriate, to borrowers who were current and otherwise not past due as of December 31, 2019. These include short-term modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. In accordance with regulatory guidance, these modifications are not considered to be TDRs. The modifications completed in the three months ended March 31, 2020 were immaterial.

Subsequent to March 31, 2020, the Company approved a significant amount of loan modifications. The following table presents a summary of approved loan modifications, by loan segment and modification type, as of May 5, 2020:

	Interest-Only 1-6 Months		Interest Only 7-12 Months		3 Month Payment Deferral		6 Month Payment Deferral		Total
	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
(dollars in thousands)
Commercial	$15,982	35	$693	1	$4	1	$11,853	13	$28,532	50
Construction and Land Development	9,539	3	1,565	1	—	—	—	—	11,104	4
Real Estate Mortgage:
1 - 4 Family Mortgage	7,093	16	—	—	—	—	—	—	7,093	16
Multifamily	1,185	3	23,605	1	12,625	2	—	—	37,415	6
CRE Owner Occupied	8,208	16	—	—	—	—	2,434	4	10,642	20
CRE Nonowner Occupied	99,549	40	2,187	1	60,963	13	30,534	7	193,233	61
Consumer and Other	—	—	—	—	—	—	—	—	—	—
Totals	$141,556	113	$28,050	4	$73,592	16	$44,821	24	$288,019	157

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $606,000 and $461,000 as of March 31, 2020 and December 31,

2019, respectively, an increase of $145,000. There were no loans 90 days past due and still accruing as of March 31, 2020 or December 31, 2019. There were no foreclosed assets as of March 31, 2020 and December 31, 2019.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual Loans:
Commercial	$7	$7
Construction and Land Development	170	176
Real Estate Mortgage:
1 - 4 Family Mortgage	429	278
Total Nonaccrual Loans	$606	$461
Total Nonperforming Loans	$606	$461
Total Nonperforming Assets (1)	$606	$461
Total Restructured Accruing Loans	669	276
Total Nonperforming Assets and Restructured Accruing Loans	$1,275	$737
Nonaccrual Loans to Total Loans	0.03%	0.02%
Nonperforming Loans to Total Loans	0.03	0.02
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.03	0.02
Nonperforming Assets and Restructured Accruing Loans to Total Loans Plus Foreclosed Assets	0.06	0.04

(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for loan losses is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Due to the low levels of nonaccrual loans, gross income that would have been recorded on nonaccrual loans during the first quarter of 2020 was $42.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Loan charge-offs (i.e., loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. The Company analyzes risks within the loan portfolio on a continual basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions, including the economic distress caused by the COVID-19 pandemic, and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are recognized in the periods in which they become known. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to the allowance for loan losses.

At March 31, 2020, the allowance for loan losses was $24.6 million, an increase of $2.1 million from $22.5 million at December 31, 2019. Net charge-offs totaled $41,000 during the first quarter of 2020 and $24,000 during the first quarter of 2019. The allowance for loan losses as a percentage of total loans was 1.23% as of March 31, 2020 and 1.18% as of December 31, 2019. Based on current economic indicators, the Company increased the economic factors within the allowance for loan losses evaluation. The Company expects that the allowance for loan losses as a percent of total loans will increase in future periods based on its belief that the credit quality of its loan portfolio will decline, and loan defaults will increase as a result of COVID-19.

The following presents a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
Balance, Beginning of Period	$22,526	$20,031
Charge-offs:
Commercial	34	19
Construction and Land Development	—	—
Consumer and Other	13	17
Total Charge-offs	47	36
Recoveries:
Commercial	2	2
Construction and Land Development	—	—
Real Estate Mortgage:
1 - 4 Family Mortgage	2	9
Consumer and Other	2	1
Total Recoveries	6	12
Net Charge-offs	41	24
Provision for Loan Losses	2,100	600
Balance at End of Period	$24,585	$20,607
Gross Loans, End of Period	2,002,817	1,723,629
Average Loans	1,954,959	1,707,908
Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.01%	0.01%
Allowance to Total Gross Loans	1.23%	1.20%

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	March 31,		December 31,
	2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$3,557	14.5%	$3,058	13.6%
Construction and Land Development	2,131	8.7	2,202	9.8
Real Estate Mortgage:
1 - 4 Family Mortgage	3,202	13.0	2,839	12.6
Multifamily	6,556	26.7	5,824	25.9
CRE Owner Occupied	938	3.8	792	3.5
CRE Nonowner Occupied	8,003	32.5	6,972	30.9
Total Real Estate Mortgage Loans	18,699	76.0	16,427	72.9
Consumer and Other	92	0.4	85	0.4
Unallocated	106	0.4	754	3.3
Total Allowance for Loan Losses	$24,585	100.0%	$22,526	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table details the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019		March 31, 2019
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$476,217	25.1%	$447,509	24.5%	$478,493	26.5%	$409,198	24.1%	$404,937	24.6%
Interest Bearing Transaction Deposits	255,483	13.4	264,627	14.5	243,889	13.5	231,318	13.6	180,459	11.0
Savings and Money Market Deposits	514,113	27.1	516,785	28.3	470,518	26.1	456,447	26.9	434,186	26.4
Time Deposits	393,340	20.7	360,027	19.8	363,308	20.2	359,338	21.1	346,163	21.1
Brokered Deposits	260,974	13.7	234,362	12.9	246,028	13.7	242,964	14.3	277,921	16.9
Total Deposits	$1,900,127	100.0%	$1,823,310	100.0%	$1,802,236	100.0%	$1,699,265	100.0%	$1,643,666	100.0%

Total deposits at March 31, 2020 were $1.90 billion, an increase of $76.8 million, or 4.2%, compared to total deposits of $1.82 billion at December 31, 2019, and an increase of $256.5 million, or 15.6%, over total deposits of $1.64 billion at March 31, 2019. Noninterest bearing deposits were $476.2 million at March 31, 2020, compared to $447.5 million at December 31, 2019, and $404.9 million at March 31, 2019. Noninterest bearing deposits comprised 25.1% of total deposits at March 31, 2020, compared to 24.5% at December 31, 2019, and 24.6% at March 31, 2019. The Company expects that deposit levels will fluctuate in future periods as a result of the distressed economic conditions in its market areas relating to the COVID-19 pandemic.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. At March 31, 2020, total brokered deposits were $261.0 million, an increase of $26.6 million, or 11.4%, compared to total brokered deposits of $234.4 million at December 31, 2019. While the Company continued to exercise embedded call features on higher rate, brokered time deposits, and replace at lower funding levels, the net increase is primarily in conjunction with increased utilization of cash flow hedges.

The following table presents the average balance and average rate paid on each of the following deposit categories for the three months ended March 31, 2020 and March 31, 2019:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$444,201	—%	$369,912	—%
Interest Bearing Transaction Deposits	246,843	0.70	181,033	0.52
Savings and Money Market Deposits	533,578	1.44	414,811	1.73
Time Deposits < $250,000	246,017	2.39	214,287	2.17
Time Deposits > $250,000	130,137	2.20	115,224	2.57
Brokered Deposits	218,289	2.23	292,067	2.53
Total Deposits	$1,819,065	1.27%	$1,587,334	1.46%

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs of clients and fund loan growth. The following table summarizes overnight borrowings, which consist of federal funds purchased from correspondent banks on an overnight basis at the prevailing overnight market rates and the weighted average interest rates paid for the periods presented:

	As of and for the	As of and for the	As of and for the
	Three Months Ended	Three Months Ended	Three Months Ended
(dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Outstanding at Period-End	$—	$—	$—
Average Amount Outstanding	24,835	3,011	24,956
Maximum Amount Outstanding at any Month-End	37,000	6,000	87,000
Weighted Average Interest Rate:
During Period	1.74%	1.82%	2.59%
End of Period	0.36%	2.63%	2.62%

Other Borrowings

At March 31, 2020, other borrowings outstanding consisted of FHLB advances of $207.5 million and notes payable of $12.5 million. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $121.3 million and $209.8 million at March 31, 2020 and December 31, 2019, respectively, based on collateral amounts pledged.

Additionally, the Company has borrowing capacity from other sources. As of March 31, 2020, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $111.2 million and $113.2 million at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company had no outstanding advances.

The Company has a swap agreement with an unaffiliated third party in order to hedge interest rate risk associated with the notes payable. This agreement provides for the Company to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by the one-month LIBOR.

Subordinated Debentures

On July 12, 2017, the Company issued $25.0 million of subordinated debentures at an initial fixed interest rate of 5.875% which is payable semi-annually. Beginning July 15, 2022, the interest rate converts to a variable interest rate equal to the three-month LIBOR plus 3.88%. The subordinated debentures mature on July 15, 2027. The subordinated debentures, net of issuance costs, were $24.8 million at March 31, 2020, compared to $24.7 million at December 31, 2019. The subordinated debentures qualify for Tier 2 regulatory capital treatment for the first five years, under applicable regulatory guidelines.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at March 31, 2020:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$1,300,461	$—	$—	$—	$1,300,461
Time Deposits	358,468	157,143	84,055	—	599,666
Notes Payable	12,500	—	—	—	12,500
FHLB Advances	60,000	49,000	88,500	10,000	207,500
Subordinated Debentures	—	—	—	25,000	25,000
Commitment to Fund Tax Credit Investments	2,895	—	—	—	2,895
Operating Lease Obligations	794	728	646	1,048	3,216
Totals	$1,735,118	$206,871	$173,201	$36,048	$2,151,238

On August 27, 2018, the Bank and Reuter Walton Commercial, LLC, or the Contractor, entered into a Standard Form of Agreement Between Owner and Contractor and the corresponding General Conditions of the Contract for Construction (collectively, the “Construction Contract”). Under the Construction Contract, the Contractor is constructing the core and shell of a new headquarters building for the Bank in St. Louis Park, Minnesota, and the Bank will pay the Contractor a contract price consisting of the cost of work plus a fee equal to 3.75% of the cost of work, subject to a guaranteed maximum price of $23.0 million, with anticipated construction to be completed in 2020. As of March 31, 2020, $19.2 million had been paid under this Construction Contract. On December 3, 2019, the Bank entered into a contract with a third party relating to the construction of the interior build-out of the new headquarters building for the Bank. The sum of the contract is $6.32 million, with anticipated construction to be completed in 2020. As of March 31, 2020, $1.8 million had been paid under this contract.

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

Shareholders’ Equity

Shareholders’ equity at March 31, 2020 was $248.1 million, an increase of $3.3 million, or 1.4%, over shareholders’ equity of $244.8 million at December 31, 2019, primarily due to $7.4 million of net income, partially offset by a $2.4 million decrease in accumulated other comprehensive income and $2.0 million of stock repurchases. The decrease in accumulated other comprehensive income primarily resulted from interest rate fluctuations between periods.

Stock Repurchase Program. On January 22, 2019, the Company adopted a stock repurchase program. Under the repurchase program, the Company is authorized to repurchase up to $15.0 million of its common stock in open market transactions or through privately negotiated transactions at the Company’s discretion. On July 23, 2019, the Company’s Board of Directors approved a $10.0 million increase to the Company’s stock repurchase program, increasing the authorization to repurchase common stock under the program from a total of $15.0 million to a total of $25.0 million. During the three months ended March 31, 2020, the Company repurchased 177,864 shares of its common stock, representing less than 1% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $11.52 for a total of $2.0 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At March 31, 2020, the remaining amount that could be used to repurchase shares under the stock repurchase program was $8.0 million. Although the stock repurchase program remains in place, the Company has not repurchased any shares since March 16, 2020. The Company remains committed to maintaining strong capital levels and will consider the current economic environment and the uncertainty of the long-term impact of the COVID-19 pandemic when evaluating its future utilization of the stock repurchase program. Management currently does not expect to begin repurchasing shares again until the COVID-19 pandemic has subsided.

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

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of March 31, 2020. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$292,080	13.38%	$174,641	8.00%	$229,216	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	242,376	11.10	130,980	6.00	185,556	8.50	N/A	N/A
Common Equity Tier 1 Capital	242,376	11.10	98,235	4.50	152,810	7.00	N/A	N/A
Tier 1 Leverage Ratio	242,376	10.51	92,259	4.00	92,259	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$276,487	12.67%	$174,523	8.00%	$229,062	10.50%	$218,154	10.00%
Tier 1 Risk-Based Capital	251,542	11.53	130,893	6.00	185,431	8.50	174,523	8.00
Common Equity Tier 1 Capital	251,542	11.53	98,169	4.50	152,708	7.00	141,800	6.50
Tier 1 Leverage Ratio	251,542	10.93	92,088	4.00	92,088	4.00	115,110	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$269,613	12.98%	$166,163	8.00%	$218,089	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	236,533	11.39	124,623	6.00	176,549	8.50	N/A	N/A
Common Equity Tier 1 Capital	236,533	11.39	93,467	4.50	145,393	7.00	N/A	N/A
Tier 1 Leverage Ratio	236,533	10.69	88,498	4.00	88,498	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$252,501	12.16%	$166,137	8.00%	$218,055	10.50%	$207,671	10.00%
Tier 1 Risk-Based Capital	243,461	11.72	124,603	6.00	176,521	8.50	166,137	8.00
Common Equity Tier 1 Capital	243,461	11.72	93,452	4.50	145,370	7.00	134,986	6.50
Tier 1 Leverage Ratio	243,461	11.01	88,455	4.00	88,455	4.00	110,569	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules require a capital conservation buffer of 2.5%

that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At March 31, 2020, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying depository institutions and depository institution holding companies, titled the community bank leverage ratio, or CBLR framework. Generally, under the CBLR framework, qualifying depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and that meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9% (subsequently reduced to 8% as a COVID-19 relief measure), will be eligible to opt into the CBLR framework. Qualifying organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s prompt corrective action framework. The final rule was effective on January 1, 2020 and the CBLR framework was available for banks to use in their March 31, 2020 Call Report. The Company has elected not to opt into the CBLR framework and will continue to compute regulatory capital ratios based on the Basel III Capital Rules discussed above.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Fixed	Variable	Fixed	Variable
	(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$166,359	$302,862	$181,622	$319,340
Letters of Credit	16,653	56,711	17,503	61,722
Totals	$183,012	$359,573	$199,125	$381,062

Liquidity

Liquidity is the Company’s capacity to meet cash and collateral obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on the Company’s ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting either daily operations or financial condition. The Bank’s Asset Liability Management, or ALM, Committee, which is comprised of members of senior management, is responsible for managing commitments to meet the needs of customers while achieving the Company’s financial objectives. The ALM Committee meets regularly to review balance sheet composition, funding capacities, and current and forecasted loan demand.

The Company manages liquidity by maintaining adequate levels of cash and other assets from on- and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities available for sale, which are referred to as primary liquidity. In regards to off-balance sheet capacity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of Minneapolis, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which the Company refers to as secondary liquidity. In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of March 31, 2020, the Company had no borrowings outstanding through the AFX.

The following tables provide a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Cash and Cash Equivalents	$61,526	$31,935
Securities Available for Sale	307,317	289,877
Total Primary Liquidity	$368,843	$321,812
Ratio of Primary Liquidity to Total Deposits	19.4%	17.6%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$121,302	$209,840
Net Secured Borrowing Capacity with the Federal Reserve Bank	111,178	113,164
Unsecured Borrowing Capacity with Correspondent Lenders	105,000	105,000
Total Secondary Liquidity	$337,480	$428,004
Ratio of Primary and Secondary Liquidity to Total Deposits	37.2%	41.1%

During the three months ended March 31, 2020, primary liquidity increased by $47.0 million due to a $29.6 million increase in cash and cash equivalents and a $17.4 million increase in securities available for sale, when compared to December 31, 2019. Secondary liquidity decreased by $90.5 million as of March 31, 2020 when compared to December 31, 2019, due to an $88.5 million decrease in the borrowing capacity on the secured borrowing line with the FHLB and a $2.0 million decrease in the borrowing capacity on the secured credit line with the Federal Reserve Bank.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At March 31, 2020, core deposits totaled approximately $1.49 billion and represented 78.6% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At March 31, 2020, brokered deposits totaled $261.0 million, consisting of $206.3 million of brokered time deposits and $54.6 million of non-maturity brokered money market and transaction accounts. At December 31, 2019, brokered deposits totaled $234.4 million, consisting of $231.9 million of brokered time deposits and $2.4 million of non-maturity brokered money market and transaction accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of March 31, 2020, the Company was in compliance with all established liquidity guidelines in the policy.

Subsequent to March 31, 2020, the Company has established borrowing capacity through the Federal Reserve PPP lending facility in connection with funding PPP loans.

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

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
(dollars in thousands)
Efficiency Ratio
Noninterest Expense	$9,746	$10,489	$9,084	$9,474	$7,885
Less: Amortization of Intangible Assets	(48)	(48)	(48)	(47)	(48)
Adjusted Noninterest Expense	$9,698	$10,441	$9,036	$9,427	$7,837
Net Interest Income	20,102	19,928	18,935	18,138	17,131
Noninterest Income	1,719	1,112	946	1,134	634
Less: (Gain) Loss on Sales of Securities	(3)	—	(58)	(463)	5
Adjusted Operating Revenue	$21,818	$21,040	$19,823	$18,809	$17,770
Efficiency Ratio	44.4%	49.6%	45.6%	50.1%	44.1%

Adjusted Efficiency Ratio
Noninterest Expense	$9,746	$10,489	$9,084	$9,474	$7,885
Less: Amortization of Tax Credit Investments	(85)	(1,128)	(530)	(1,390)	(177)
Less: Amortization of Intangible Assets	(48)	(48)	(48)	(47)	(48)
Adjusted Noninterest Expense	$9,613	$9,313	$8,506	$8,037	$7,660
Net Interest Income	20,102	19,928	18,935	18,138	17,131
Noninterest Income	1,719	1,112	946	1,134	634
Less: (Gain) Loss on Sales of Securities	(3)	—	(58)	(463)	5
Adjusted Operating Revenue	$21,818	$21,040	$19,823	$18,809	$17,770
Adjusted Efficiency Ratio	44.1%	44.3%	42.9%	42.7%	43.1%

	For the Three Months Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
(dollars in thousands)
Pre-Provision Net Revenue
Noninterest Income	$1,719	$1,112	$946	$1,134	$634
Less: (Gain) Loss on sales of Securities	(3)	—	(58)	(463)	5
Total Operating Noninterest Income	1,716	1,112	888	671	639
Plus: Net Interest income	20,102	19,928	18,935	18,138	17,131
Net Operating Revenue	$21,818	$21,040	$19,823	$18,809	$17,770

Noninterest Expense	$9,746	$10,489	$9,084	$9,474	$7,885
Less: Amortization of Tax Credit Investments	(85)	(1,128)	(530)	(1,390)	(177)
Total Operating Noninterest Expense	$9,661	$9,361	$8,554	$8,084	$7,708

Pre-Provision Net Revenue	$12,157	$11,679	$11,269	$10,725	$10,062

Plus:
Non-Operating Revenue Adjustments	3	—	58	463	(5)
Less:
Provision for Loan Losses	2,100	600	900	600	600
Non-Operating Expense Adjustments	85	1,128	530	1,390	177
Provision for Income Taxes	2,532	1,380	2,092	1,189	2,262
Net Income	$7,443	$8,571	$7,805	$8,009	$7,018

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
(dollars in thousands)
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common Equity	$248,143	$244,794	$236,059	$229,137	$231,775
	(3,439)	(3,487)	(3,535)	(3,582)	(3,630)
Tangible Common Equity	244,704	241,307	232,524	225,555	228,145
Total Assets	2,418,730	2,268,830	2,232,339	2,123,631	2,048,111
Less: Intangible Assets	(3,439)	(3,487)	(3,535)	(3,582)	(3,630)
Tangible Assets	$2,415,291	$2,265,343	$2,228,804	$2,120,049	$2,044,481
Tangible Common Equity/Tangible Assets	10.13%	10.65%	10.43%	10.64%	11.16%

Tangible Book Value Per Share
Book Value Per Common Share	$8.61	$8.45	$8.20	$7.90	$7.70
Less: Effects of Intangible Assets	(0.12)	(0.12)	(0.12)	(0.12)	(0.12)
Tangible Book Value Per Common Share	$8.49	$8.33	$8.08	$7.78	$7.58

Average Tangible Common Equity
Average Common Equity	$250,800	$240,188	$232,590	$231,374	$225,844
Less: Effects of Average Intangible Assets	(3,466)	(3,510)	(3,558)	(3,605)	(3,653)
Average Tangible Common Equity	$247,334	$236,678	$229,032	$227,769	$222,191

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

The Company has entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of the Company’s interest rate exposure. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered certificate of deposit, wholesale borrowing, and notes payable portfolios. The hedging strategy converts variable interest rates to a fixed interest rate and is used in an effort to protect the Company from floating interest rate variability. At March 31, 2020 and December 31, 2019, these cash flow hedges had a total notional amount of $102.5 million and $48.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2020 are presented in the table below. The projections assume immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

	March 31, 2020		December 31, 2019
Change (basis points) in Interest Rates	Forecasted Net	Percentage Change	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base	Interest Income	from Base
+400	$82,298	11.73%	$80,558	13.47%
+300	79,538	7.99	78,064	9.95
+200	76,688	4.12	75,591	6.47
+100	74,477	1.12	73,113	2.98
0	73,655	—	70,996	—
−100	71,839	(2.46)	68,685	(3.26)
−200	71,577	(2.82)	67,127	(5.45)

The table above indicates that as of March 31, 2020, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience an 11.73% increase in net interest income. In the event of an immediate 200 basis point decrease in interest rates, the Company would experience a 2.82% decrease in net interest income.

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

LIBOR Transition

The London Interbank Offered Rate, or LIBOR, is used as an index rate for the Company’s interest-rate swaps and approximately 10.7% of the Company’s loans as of March 31, 2020. It is expected that the number of institutions that have been reporting information used to set LIBOR will stop doing so after 2021 when their reporting commitment ends. As a result, LIBOR may no longer be available as an index or may be seen as no longer representative of the market. Alternative reference rates are being identified, but existing contracts may not have been written to allow the use of these alternatives. The Company is evaluating the risks related to this transition and its evaluation and mitigation of risks related to the discontinuation of LIBOR may span several reporting periods through 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2020, the end of the fiscal quarter covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1.A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020, with the exception of the following:

The outbreak of Coronavirus Disease 2019, or COVID-19, and measures intended to prevent its spread, could adversely impact certain industries in which the Company’s customers operate and impair their ability to fulfill their obligations to the Company. Further, the spread of the outbreak could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The spread of COVID-19 has caused severe disruptions in the U.S. economy at large, and for small businesses in particular, which has disrupted the Company’s operations. We are starting to see the impact from COVID-19 on our business, and we believe that it will be significant, adverse and potentially material. Currently, COVID-19 is spreading through the United States and the world. The responses on the part of the U.S. and global governments and populations have created a risk of a recession, reduced economic activity and caused a significant correction in the global stock markets. We expect that we will experience significant disruption across our business due to these effects, leading to decreased earnings and significant slowdowns in our loan collections or loan defaults. We expect increased unemployment and recessionary concerns will adversely affect loan originations in future periods. COVID-19 may impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the retail and hospitality industries and/or are located in areas that are quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate and consumer loan portfolios. A prolonged quarantine or stay-at-home order would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

The outbreak of COVID-19 has resulted in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally, an increase in unemployment and a disruption in the services provided by the Company’s vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.

The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Company with these services, it could negatively impact the Company’s ability to serve its customers. Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread business continuity issues for the

Company. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

We believe that the economic impact from COVID-19 will be severe and could have a material and adverse impact on our business and that it could result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.

As a participating lender in the U.S. Small Business Administration, or SBA, Paycheck Protection Program, or PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some of or all PPP loan guarantees.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by the PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there is a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the  Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the first quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2020	-	$-	-	$10,040,837
February 1 - 29, 2020	32,194	12.66	32,194	9,633,294
March 1 - 31, 2020	145,670	11.27	145,670	7,991,429
Total	177,864	$11.52	177,864	$7,991,429

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: May 7, 2020	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)