Form 10-Q
period 2020-06-30
Bridgewater Bancshares Inc
filed 2020-08-06
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________

Commission File Number 001-38412

BRIDGEWATER BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	26-0113412 (I.R.S. Employer Identification No.)

3800 American Boulevard West, Suite 100 Bloomington, Minnesota (Address of principal executive offices)	55431 (Zip Code)

(952) 893-6868

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Common Stock outstanding as of August 3, 2020 was 28,842,560.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$178,428	$31,935
Bank-Owned Certificates of Deposit	2,895	2,654
Securities Available for Sale, at Fair Value	326,295	289,877
Loans, Net of Allowance for Loan Losses of $27,633 at June 30, 2020 (unaudited) and $22,526 at December 31, 2019	2,155,858	1,884,000
Federal Home Loan Bank (FHLB) Stock, at Cost	8,617	7,824
Premises and Equipment, Net	43,062	27,628
Accrued Interest	8,267	6,775
Goodwill	2,626	2,626
Other Intangible Assets, Net	765	861
Other Assets	27,650	14,650
Total Assets	$2,754,463	$2,268,830

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$648,869	$447,509
Interest Bearing	1,593,182	1,375,801
Total Deposits	2,242,051	1,823,310
Notes Payable	12,000	13,000
FHLB Advances	147,500	136,500
Subordinated Debentures, Net of Issuance Costs	73,658	24,733
Accrued Interest Payable	1,953	1,982
Other Liabilities	20,111	24,511
Total Liabilities	2,497,273	2,024,036

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value
Authorized 10,000,000; None Issued and Outstanding at June 30, 2020 (unaudited) and December 31, 2019	—	—
Common Stock- $0.01 par value
Common Stock - Authorized 75,000,000; Issued and Outstanding 28,837,560 at June 30, 2020 (unaudited) and 28,973,572 at December 31, 2019	288	290
Additional Paid-In Capital	110,906	112,093
Retained Earnings	142,678	127,637
Accumulated Other Comprehensive Income	3,318	4,774
Total Shareholders' Equity	257,190	244,794
Total Liabilities and Equity	$2,754,463	$2,268,830

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME
Loans, Including Fees	$25,913	$23,321	$51,026	$45,500
Investment Securities	2,091	1,928	4,287	3,829
Other	162	271	321	458
Total Interest Income	28,166	25,520	55,634	49,787

INTEREST EXPENSE
Deposits	5,170	6,020	10,894	11,723
Notes Payable	111	130	226	251
FHLB Advances	1,064	827	2,091	1,602
Subordinated Debentures	479	393	872	770
Federal Funds Purchased	—	12	107	172
Total Interest Expense	6,824	7,382	14,190	14,518

NET INTEREST INCOME	21,342	18,138	41,444	35,269
Provision for Loan Losses	3,000	600	5,100	1,200

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	18,342	17,538	36,344	34,069

NONINTEREST INCOME
Customer Service Fees	135	189	375	380
Net Gain on Sales of Available for Sale Securities	1,361	463	1,364	458
Other Income	481	482	1,957	930
Total Noninterest Income	1,977	1,134	3,696	1,768

NONINTEREST EXPENSE
Salaries and Employee Benefits	6,348	5,124	12,802	9,926
Occupancy and Equipment	672	785	1,385	1,441
Other Expense	3,691	3,565	6,270	5,992
Total Noninterest Expense	10,711	9,474	20,457	17,359

INCOME BEFORE INCOME TAXES	9,608	9,198	19,583	18,478
Provision for Income Taxes	2,010	1,189	4,542	3,451
NET INCOME	$7,598	$8,009	$15,041	$15,027

EARNINGS PER SHARE
Basic	$0.26	$0.27	$0.52	$0.50
Diluted	0.26	0.26	0.51	0.49
Dividends Paid Per Share	—	—	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income	$7,598	$8,009	$15,041	$15,027
Other Comprehensive Income (Loss):
Unrealized Gains on Available for Sale Securities	3,300	3,586	3,122	8,203
Unrealized Losses on Cash Flow Hedges	(741)	(927)	(3,673)	(1,018)
Reclassification Adjustment for Gains Realized in Income	(1,307)	(463)	(1,292)	(458)
Income Tax Impact	(263)	(461)	387	(1,411)
Total Other Comprehensive Income (Loss), Net of Tax	989	1,735	(1,456)	5,316
Comprehensive Income	$8,587	$9,744	$13,585	$20,343

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Six Months Ended June 30, 2020 and 2019

(dollars in thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common Stock	Paid-In	Retained	Comprehensive
Three Months Ended	Voting	Voting	Capital	Earnings	Income (Loss)	Total

BALANCE March 31, 2019	30,097,674	$301	$126,209	$103,252	$2,013	$231,775
Stock-based Compensation	—	—	173	—	—	173
Comprehensive Income	—	—	—	8,009	1,735	9,744
Stock Options Exercised	15,000	—	59	—	—	59
Stock Repurchases	(1,125,945)	(11)	(12,603)	—	—	(12,614)
BALANCE June 30, 2019	28,986,729	$290	$113,838	$111,261	$3,748	$229,137

BALANCE March 31, 2020	28,807,375	$288	$110,446	$135,080	$2,329	$248,143
Stock-based Compensation	7,490	—	421	—	—	421
Comprehensive Income	—	—	—	7,598	989	8,587
Stock Options Exercised	15,500	—	39	—	—	39
Issuance of Restricted Stock Awards	7,195	—	—	—	—	—
BALANCE June 30, 2020	28,837,560	$288	$110,906	$142,678	$3,318	$257,190

					Accumulated
			Additional		Other
	Shares	Common Stock	Paid-In	Retained	Comprehensive
Six Months Ended	Voting	Voting	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2018	30,097,274	$301	$126,031	$96,234	$(1,568)	$220,998
Stock-based Compensation	—	—	348	—	—	348
Comprehensive Income	—	—	—	15,027	5,316	20,343
Stock Options Exercised	15,400	—	62	—	—	62
Stock Repurchases	(1,125,945)	(11)	(12,603)	—	—	(12,614)
BALANCE June 30, 2019	28,986,729	$290	$113,838	$111,261	$3,748	$229,137

BALANCE December 31, 2019	28,973,572	$290	$112,093	$127,637	$4,774	$244,794
Stock-based Compensation	15,211	—	822	—	—	822
Comprehensive Income (Loss)	—	—	—	15,041	(1,456)	13,585
Stock Options Exercised	15,500	—	39	—	—	39
Stock Repurchases	(177,864)	(2)	(2,048)	—	—	(2,050)
Issuance of Restricted Stock Awards	11,141	—	—	—	—	—
BALANCE June 30, 2020	28,837,560	$288	$110,906	$142,678	$3,318	$257,190

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$15,041	$15,027
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used for) Operating Activities:
Net Amortization on Securities Available for Sale	1,136	1,225
Net Gain on Sales of Securities Available for Sale	(1,364)	(458)
Provision for Loan Losses	5,100	1,200
Depreciation and Amortization of Premises and Equipment	380	417
Amortization of Other Intangible Assets	96	95
Amortization of Subordinated Debt Issuance Costs	52	51
Stock-based Compensation	822	348
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(8,074)	(1,499)
Accrued Interest Payable and Other Liabilities	(12,507)	3,870
Net Cash Provided by Operating Activities	682	20,276

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-owned Certificates of Deposit	(241)	606
Proceeds from Sales of Securities Available for Sale	34,038	40,309
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	17,312	15,741
Purchases of Securities Available for Sale	(87,215)	(37,618)
Net Increase in Loans	(277,092)	(120,232)
Net Increase in FHLB Stock	(793)	(450)
Purchases of Premises and Equipment	(15,935)	(5,966)
Proceeds from Sales of Foreclosed Assets	134	—
Net Cash Used in Investing Activities	(329,792)	(107,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	418,741	138,331
Net Decrease in Federal Funds Purchased	—	(18,000)
Principal Payments on Notes Payable	(1,000)	(1,000)
Proceeds from FHLB Advances	96,000	22,500
Principal Payments on FHLB Advances	(85,000)	(4,000)
Issuance of Subordinated Debt, net of Issuance Costs	48,873	—
Stock Options Exercised	39	62
Stock Repurchases	(2,050)	(12,614)
Net Cash Provided by Financing Activities	475,603	125,279

NET CHANGE IN CASH AND CASH EQUIVALENTS	146,493	37,945
Cash and Cash Equivalents Beginning	31,935	28,444
Cash and Cash Equivalents Ending	$178,428	$66,389

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$14,167	$14,164
Cash Paid for Income Taxes	4,243	2,600
Loans Transferred to Foreclosed Assets	134	1,033
Premises and Equipment Transferred to Other Assets	121	—
Net Investment Securities Sold but Not Settled	1,433	—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three and six-month periods ended June 30, 2020 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020.

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

Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, calculation of deferred tax assets, fair value of financial instruments, and investment securities impairment.

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

Paycheck Protection Program Loan Segment

The Company maintains a separate general valuation allowance for each portfolio segment. The Paycheck Protection Program, or PPP, loan segment was added by the Company in the second quarter of 2020. PPP loans are loans to businesses, sole proprietorships, independent contractors and self-employed individuals who meet certain criteria and eligibility requirements through a loan program established by the CARES Act and administered through the Small Business Administration (SBA). PPP loans generally have a two year term and earn interest at 1%. The Company believes that the primary source of repayment will be forgiveness granted by the SBA in accordance with the terms of the program. Credit risk in these loans is limited due to a full guarantee by the U.S. Government. The Company does not assign risk ratings to loans in this segment and will continue to monitor segment performance as circumstances evolve.

Impact of Recently Adopted Accounting Guidance

In January 2017, the Financial Accounting Standards Board, or FASB, issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this accounting standards update, or ASU, were issued to address concerns over the cost and complexity of the two-step goodwill impairment test and resulted in the removal of the second step of the test. The amendments require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company adopted the accounting standard during the first quarter of 2020. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements. The Company’s policy is to test goodwill for impairment annually or on an interim basis if an event triggering impairment may have occurred. The economic turmoil and market volatility resulting from the COVID-19 pandemic resulted in a substantial decrease in the Company’s stock price and market capitalization. The Company believed such decrease was a triggering event requiring an interim goodwill impairment analysis as of March

31, 2020. Under the new simplified guidance, the Company’s estimated fair value to a market participant as of March 31, 2020, exceeded its carrying amount resulting in no impairment charge for the period.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments of this ASU modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company adopted this standard during the first quarter of 2020 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, issued an interagency statement titled Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, Receivables – Troubled Debt Restructurings by Creditors (ASC 310-40), a restructuring of debt constitutes a troubled debt restructuring, or TDR, if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The regulatory agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. These include short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.

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

If a bank elects a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. The Company has applied this guidance to qualifying loan modifications.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued, if certain criteria are met. LIBOR is used as an index rate for the Company’s interest-rate swaps, subordinated debt, various investment securities, and approximately 8.5% of the Company’s loans as of June 30, 2020.

If reference rates are discontinued, the existing contracts will be modified to replace the discontinued rate with a replacement rate. For accounting purposes, such contract modifications would have to be evaluated to determine whether the modified contract is a new contract or a continuation of an existing contract. If they are considered new contracts, the previous contract would be extinguished. Under one of the optional expedients of ASU 2020-04, modifications of contracts within the scope of Topic 310, Receivables, and 470, Debt, will be accounted for by prospectively adjusting the effective interest rates and no such evaluation is required. When elected, the optional expedient for contract modifications must be applied consistently for all eligible contracts or eligible transactions. The expedients and exceptions in this update are available to all entities starting March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the impact of this pronouncement on those financial assets and liabilities where LIBOR is used as an index rate.

In February 2016, the FASB issued ASU 2016-02, Leases  (Topic 842). The new topic supersedes Topic 840, Leases, and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU 2018-11, Leases: Targeted Improvements, which was issued to provide relief to companies from restating comparative periods. Pursuant to this ASU, in the period of adoption the Company will not restate comparative periods presented in its condensed financial statements. The effective date of this guidance for public companies is for reporting periods beginning after December 15, 2018. In June 2020, the FASB issued ASU 2020-05, which delays the adoption for ASU 2016-02 for non-public entities to fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. As an emerging growth company as defined in the JOBS Act, the Company has elected to delay adoption of this ASU until January 1, 2022. The Company continues to assess and implement changes to its accounting processes for leases to help ensure that it meets the reporting and disclosure requirements of this ASU. The Company’s assets and liabilities will increase based on the present value of the remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company’s consolidated financial statements.

Subsequent Events

Subsequent events have been evaluated through August 6, 2020, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of stock compensation. For the three and six months ended June 30, 2020, stock options and restricted stock awards of approximately 561,000 and 560,000, respectively, were excluded from the calculation because their effect would have been anti-dilutive. For the three and six months ended June 30, 2019, stock options of approximately 135,000 were excluded from the calculation because their effect would have been anti-dilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income Available to Common Shareholders	$7,598	$8,009	$15,041	$15,027
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	28,676,441	29,703,024	28,733,968	29,899,241
Dilutive Effect of Stock Compensation	488,716	609,015	616,458	610,939
Weighted Average Common Stock Outstanding (Dilutive)	29,165,157	30,312,039	29,350,426	30,510,180

Basic Earnings per Common Share	$0.26	$0.27	$0.52	$0.50
Diluted Earnings per Common Share	0.26	0.26	0.51	0.49

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at June 30, 2020 and December 31, 2019:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$93,780	$7,705	$(763)	$100,722
Mortgage-Backed Securities	92,800	2,159	(335)	94,624
Corporate Securities	55,258	898	(526)	55,630
SBA Securities	44,599	19	(564)	44,054
Asset-Backed Securities	31,437	367	(539)	31,265
Total Securities Available for Sale	$317,874	$11,148	$(2,727)	$326,295

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$4,990	$8	$—	$4,998
Municipal Bonds	99,441	6,338	(36)	105,743
Mortgage-Backed Securities	64,312	697	(281)	64,728
Corporate Securities	49,674	633	(131)	50,176
SBA Securities	50,126	35	(602)	49,559
Asset-Backed Securities	14,673	—	—	14,673
Total Securities Available for Sale	$283,216	$7,711	$(1,050)	$289,877

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2020
Municipal Bonds	$15,521	$(756)	$223	$(7)	$15,744	$(763)
Mortgage-Backed Securities	31,775	(299)	13,102	(36)	44,877	(335)
Corporate Securities	20,692	(526)	—	—	20,692	(526)
SBA Securities	13,061	(106)	27,121	(458)	40,182	(564)
Asset-Backed Securities	17,003	(539)	—	—	17,003	(539)
Total Securities Available for Sale	$98,052	$(2,226)	$40,446	$(501)	$138,498	$(2,727)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2019
Municipal Bonds	$2,760	$(23)	$1,390	$(13)	$4,150	$(36)
Mortgage-Backed Securities	32,276	(242)	3,098	(39)	35,374	(281)
Corporate Securities	8,350	(131)	—	—	8,350	(131)
SBA Securities	11,907	(64)	31,036	(538)	42,943	(602)
Total Securities Available for Sale	$55,293	$(460)	$35,524	$(590)	$90,817	$(1,050)

At June 30, 2020, 167 debt securities had unrealized losses with aggregate depreciation of approximately 1.9% from the Company’s amortized cost basis. At December 31, 2019, 110 debt securities had unrealized losses with aggregate depreciation of approximately 1.1% from the Company’s amortized cost basis. These unrealized losses related principally to changes in interest rates and were not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold these debt securities for the foreseeable future, no declines were deemed to be other than temporary as of June 30, 2020.

The following presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of June 30, 2020. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

June 30, 2020	Amortized Cost	Fair Value
Due in One Year or Less	$2,680	$2,699
Due After One Year Through Five Years	44,248	45,376
Due After Five Years Through 10 Years	85,119	89,275
Due After 10 Years	16,991	19,002
Subtotal	149,038	156,352
Mortgage-Backed Securities	92,800	94,624
SBA Securities	44,599	44,054
Asset-Backed Securities	31,437	31,265
Totals	$317,874	$326,295

As of June 30, 2020 and December 31, 2019, the securities portfolio was unencumbered.

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Proceeds From Sales of Securities	$31,936	$32,159	$34,038	$40,309
Gross Gains on Sales	1,435	640	1,438	716
Gross Losses on Sales	(74)	(177)	(74)	(258)

Note 4: Loans

The following table presents the components of the loan portfolio at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Commercial	$302,536	$276,035
Paycheck Protection Program	180,228	—
Construction and Land Development	191,768	196,776
Real Estate Mortgage:
1-4 Family Mortgage	289,456	260,611
Multifamily	522,491	515,014
CRE Owner Occupied	73,539	66,584
CRE Non-owner Occupied	627,651	592,545
Total Real Estate Mortgage Loans	1,513,137	1,434,754
Consumer and Other	6,109	4,473
Total Loans, Gross	2,193,778	1,912,038
Allowance for Loan Losses	(27,633)	(22,526)
Net Deferred Loan Fees	(10,287)	(5,512)
Total Loans, Net	$2,155,858	$1,884,000

The following table presents the activity in the allowance for loan losses, by segment, for the three months ended June 30, 2020 and 2019:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Three Months Ended June 30, 2020	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$3,557	$—	$2,131	$3,202	$6,556	$938	$8,003	$92	$106	$24,585
Provision for Loan Losses	1,633	90	42	74	141	26	320	82	592	3,000
Loans Charged-off	—	—	—	—	—	—	—	(1)	—	(1)
Recoveries of Loans	2	—	—	46	—	—	—	1	—	49
Total Ending Allowance Balance	$5,192	$90	$2,173	$3,322	$6,697	$964	$8,323	$174	$698	$27,633

Three Months Ended June 30, 2019
Allowance for Loan Losses:
Beginning Balance	$3,361	$—	$2,097	$2,611	$4,715	$790	$6,349	$61	$623	$20,607
Provision for Loan Losses	(181)	—	148	63	279	54	136	5	96	600
Loans Charged-off	—	—	—	—	—	—	—	(3)	—	(3)
Recoveries of Loans	1	—	1	153	—	—	—	3	—	158
Total Ending Allowance Balance	$3,181	$—	$2,246	$2,827	$4,994	$844	$6,485	$66	$719	$21,362

The following table presents the activity in the allowance for loan losses, by segment, for the six months ended June 30, 2020 and 2019:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Six Months Ended June 30, 2020	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$3,058	$—	$2,202	$2,839	$5,824	$792	$6,972	$85	$754	$22,526
Provision for Loan Losses	2,164	90	(29)	435	873	172	1,351	100	(56)	5,100
Loans Charged-off	(34)	—	—	—	—	—	—	(14)	—	(48)
Recoveries of Loans	4	—	—	48	—	—	—	3	—	55
Total Ending Allowance Balance	$5,192	$90	$2,173	$3,322	$6,697	$964	$8,323	$174	$698	$27,633

Six Months Ended June 30, 2019
Allowance for Loan Losses:
Beginning Balance	$2,898	$—	$2,451	$2,597	$4,644	$808	$5,872	$65	$696	$20,031
Provision for Loan Losses	299	—	(206)	68	350	36	613	17	23	1,200
Loans Charged-off	(19)	—	—	—	—	—	—	(20)	—	(39)
Recoveries of Loans	3	—	1	162	—	—	—	4	—	170
Total Ending Allowance Balance	$3,181	$—	$2,246	$2,827	$4,994	$844	$6,485	$66	$719	$21,362

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of June 30, 2020 and December 31, 2019:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Allowance for Loan Losses at June 30, 2020	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Individually Evaluated for Impairment	$34	$—	$—	$—	$—	$—	$—	$33	$—	$67
Collectively Evaluated for Impairment	5,158	90	2,173	3,322	6,697	964	8,323	141	698	27,566
Totals	$5,192	$90	$2,173	$3,322	$6,697	$964	$8,323	$174	$698	$27,633

Allowance for Loan Losses at December 31, 2019
Individually Evaluated for Impairment	$31	$—	$—	$—	$—	$—	$—	$14	$—	$45
Collectively Evaluated for Impairment	3,027	—	2,202	2,839	5,824	792	6,972	71	754	22,481
Totals	$3,058	$—	$2,202	$2,839	$5,824	$792	$6,972	$85	$754	$22,526

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Loans at June 30, 2020	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Individually Evaluated for Impairment	$254	$—	$164	$1,229	$—	$1,840	$220	$33	$3,740
Collectively Evaluated for Impairment	302,282	180,228	191,604	288,227	522,491	71,699	627,431	6,076	2,190,038
Totals	$302,536	$180,228	$191,768	$289,456	$522,491	$73,539	$627,651	$6,109	$2,193,778

Loans at December 31, 2019
Individually Evaluated for Impairment	$273	$—	$176	$1,059	$—	$236	$—	$14	$1,758
Collectively Evaluated for Impairment	275,762	—	196,600	259,552	515,014	66,348	592,545	4,459	1,910,280
Totals	$276,035	$—	$196,776	$260,611	$515,014	$66,584	$592,545	$4,473	$1,912,038

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Commercial	$145	$145	$—	$167	$167	$—
Construction and Land Development	164	773	—	176	785	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	305	492	—	302	489	—
1st REM - Rentals	924	924	—	757	757	—
CRE Owner Occupied	1,840	1,840	—	236	236	—
CRE Non Owner Occupied	220	220	—	—	—	—
Totals	3,598	4,394	—	1,638	2,434	—

Loans With An Allowance for Loan Losses:
Commercial	109	111	34	106	109	31
Consumer and Other	33	33	33	14	14	14
Totals	142	144	67	120	123	45
Grand Totals	$3,740	$4,538	$67	$1,758	$2,557	$45

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$150	$3	$552	$8	$156	$5	$565	$16
Construction and Land Development	168	—	2,796	87	172	—	2,899	87
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	329	—	156	2	329	—	156	4
1st REM - 1-4 Family	—	—	617	12	—	—	617	12
1st REM - Rentals	926	11	635	9	929	22	1,451	18
CRE Owner Occupied	1,844	25	434	6	1,840	50	441	13
CRE Non Owner Occupied	222	3	—	—	224	6	—	—
Consumer and Other	—	—	54	—	—	—	55	—
Totals	3,639	42	5,244	124	3,650	83	6,184	150

Loans With An Allowance for Loan Losses:
Commercial	109	—	137	2	110	1	137	2
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	—	—	305	—	—	—	306	—
1st REM - Rentals	—	—	—	—	—	—	191	—
Consumer and Other	34	1	—	—	34	1	—	—
	143	1	442	2	144	2	634	2
Grand Totals	$3,782	$43	$5,686	$126	$3,794	$85	$6,818	$152

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

The following tables present the risk category of loans by loan segment as of June 30, 2020 and December 31, 2019, based on the most recent analysis performed by management:

	June 30, 2020
	Pass	Watch	Substandard	Total
Commercial	$280,767	$21,515	$254	$302,536
Paycheck Protection Program	180,228	—	—	180,228
Construction and Land Development	191,472	132	164	191,768
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,142	137	—	30,279
1st REM - 1-4 Family	39,235	123	174	39,532
LOCs and 2nd REM - Rentals	19,759	474	305	20,538
1st REM - Rentals	197,594	763	750	199,107
Multifamily	522,491	—	—	522,491
CRE Owner Occupied	70,881	818	1,840	73,539
CRE Non-owner Occupied	605,742	21,689	220	627,651
Consumer and Other	6,076	—	33	6,109
Totals	$2,144,387	$45,651	$3,740	$2,193,778

	December 31, 2019
	Pass	Watch	Substandard	Total
Commercial	$275,741	$21	$273	$276,035
Construction and Land Development	196,462	138	176	196,776
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,483	138	—	28,621
1st REM - 1-4 Family	36,370	124	177	36,671
LOCs and 2nd REM - Rentals	17,890	479	302	18,671
1st REM - Rentals	174,781	1,287	580	176,648
Multifamily	515,014	—	—	515,014
CRE Owner Occupied	65,411	—	1,173	66,584
CRE Non-owner Occupied	589,457	3,088	—	592,545
Consumer and Other	4,459	—	14	4,473
Totals	$1,904,068	$5,275	$2,695	$1,912,038

The following tables present the aging of the recorded investment in past due loans by loan segment as of June 30, 2020 and December 31, 2019:

	Accruing Interest
		30-89 Days	90 Days or
June 30, 2020	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$302,508	$21	$—	$7	$302,536
Paycheck Protection Program	180,228	—	—	—	180,228
Construction and Land Development	191,604	—	—	164	191,768
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,279	—	—	—	30,279
1st REM - 1-4 Family	39,532	—	—	—	39,532
LOCs and 2nd REM - Rentals	20,233	—	—	305	20,538
1st REM - Rentals	198,981	—	—	126	199,107
Multifamily	522,491	—	—	—	522,491
CRE Owner Occupied	73,407	132	—	—	73,539
CRE Non-owner Occupied	627,651	—	—	—	627,651
Consumer and Other	6,109	—	—	—	6,109
Totals	$2,193,023	$153	$—	$602	$2,193,778

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2019	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$276,028	$—	$—	$7	$276,035
Construction and Land Development	196,600	—	—	176	196,776
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,621	—	—	—	28,621
1st REM - 1-4 Family	36,671	—	—	—	36,671
LOCs and 2nd REM - Rentals	18,527	—	—	144	18,671
1st REM - Rentals	176,114	400	—	134	176,648
Multifamily	515,014	—	—	—	515,014
CRE Owner Occupied	66,584	—	—	—	66,584
CRE Non-owner Occupied	592,545	—	—	—	592,545
Consumer and Other	4,470	3	—	—	4,473
Totals	$1,911,174	$403	$—	$461	$1,912,038

At June 30, 2020, there were four loans classified as troubled debt restructurings with a current outstanding balance of $830. At December 31, 2019, there were three loans classified as troubled debt restructurings with an outstanding balance of $452. There was one new loan classified as a troubled debt restructuring during the six month period ended June 30, 2020 and no loans classified as troubled debt restructurings during the previous twelve months subsequently defaulted during the six months ended June 30, 2020.

In response to the COVID-19 pandemic, the Company has developed programs for clients who are experiencing business and personal disruptions due to the COVID-19 pandemic pursuant to which the Company may provide loan payment deferrals or interest-only modifications. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic will not be considered troubled debt restructurings.

The following table presents a summary of closed loan modifications made in response to the COVID-19 pandemic, by loan segment and modification type, as of June 30, 2020:

	Interest-Only		Payment Deferral		Total
	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$17,615	36	$13,355	14	$30,970	50
Construction and Land Development	133	1	—	—	133	1
Real Estate Mortgage:
1 - 4 Family Mortgage	8,037	22	420	2	8,457	24
Multifamily	41,320	6	16,251	3	57,571	9
CRE Owner Occupied	7,397	14	1,502	3	8,899	17
CRE Nonowner Occupied	100,805	41	86,175	18	186,980	59
Consumer and Other	—	—	—	—	—	—
Totals	$175,307	120	$117,703	40	$293,010	160

Note 5: Premises and Equipment

Premises and equipment are summarized as follows as of June 30, 2020 and December 31, 2019:

	Range of	June 30,	December 31,
	Useful Lives	2020	2019
Land	N/A	$5,174	$5,174
Building	15 - 39 Years	3,486	3,487
Leasehold Improvements	3 ‑ 10 Years	3,344	3,344
Furniture and Equipment	3 ‑ 5 Years	5,184	3,902
Construction in Progress	N/A	31,157	16,693
Subtotal		48,345	32,600
Accumulated Depreciation		(5,283)	(4,972)
Totals		$43,062	$27,628

Depreciation and amortization expense charged to noninterest expense for the three months ended June 30, 2020 and 2019 totaled $193 and $207, respectively. Depreciation and amortization expense charged to noninterest expense for the six months ended June 30, 2020 and 2019 totaled $380 and $417, respectively. Construction in progress represents amounts paid for the construction of the Company’s new corporate headquarters building. Construction is expected to be completed in the third quarter of 2020.

Note 6: Deposits

The following table presents the composition of deposits at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Transaction Deposits	$934,255	$712,136
Savings and Money Market Deposits	516,543	516,785
Time Deposits	382,187	360,027
Brokered Deposits	409,066	234,362
Totals	$2,242,051	$1,823,310

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements:
Assets	$49,983	$3,749	$7,140	$150
Liabilities	49,983	(3,749)	7,140	(150)
Total	$99,966	$—	$14,280	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered certificate of deposit, wholesale borrowing, and notes payable portfolios. During the next 12 months, the Company estimates that $796 will be reclassified to interest expense.

The following tables present a summary of the Company’s interest rate swaps designated as cash flow hedges as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Notional Amount	$107,000	$48,000
Weighted Average Pay Rate	1.30%	1.89%
Weighted Average Receive Rate	1.05%	2.25%
Weighted Average Maturity (Years)	4.29	3.53
Net Unrealized Loss	$(4,220)	$(618)

	June 30, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements:
Assets	$—	$—	$18,000	$134
Liabilities	107,000	(4,220)	30,000	(752)

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the six months ended June 30, 2020 and 2019:

		Six Months Ended June 30,
(dollars in thousands)		2020	2019
Derivatives in	Location of Gain or	Gain (Loss)
Cash Flow Hedging	(Loss) Reclassified	Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings
Interest Rate Swaps	Interest Expense	$(72)	$—

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three and six months ended June 30, 2020 and 2019, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 8: Subordinated Debentures

On June 19, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors and qualified institutional buyers pursuant to which the Company sold and issued $50,000 in aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”). The 2030 Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. Issuance costs were $1,127 and have been netted against subordinated debt on the consolidated balance sheets. These costs are being amortized over five years, which represents the period from issuance to the first redemption date of July 1, 2025. There was no amortization expense relating to the 2030 Notes as of June 30, 2020.

The 2030 Notes mature on July 1, 2030, with a fixed rate of 5.25% payable semi-annually for five years until July 1, 2025. Thereafter, the interest rate converts to a variable interest rate equal to the three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points quarterly in arrears until either the early redemption date or the maturity date. The Notes are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are redeemable by the Company, in whole or in part, on or after July 1, 2025, and at any time upon the occurrence of certain events. Any redemption by the Company would be at a redemption price equal to 100% of the outstanding principal amount of the 2030 Notes being redeemed, including any accrued and unpaid interest thereon.

On July 12, 2017, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors whereby the Company sold and issued $25,000 in aggregate principal amount of 5.875% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “2027 Notes”). The 2027 Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. Issuance costs were $516 and have been netted against subordinated debt on the consolidated balance sheets. These costs are being amortized over five years, which represents the period from issuance to the first redemption date of July 15, 2022. Total amortization expense for the three months and six months ended June 30, 2020, was $26 and $52, respectively, with $215 remaining to be amortized as of June 30, 2020.

The 2027 Notes mature on July 15, 2027, with a fixed interest rate of 5.875% payable semi-annually in arrears for five years until July 15, 2022. Thereafter, the Company will be obligated to pay interest at a rate equal to 3-month LIBOR plus 388 basis points quarterly in arrears until either the early redemption date or the maturity date. The 2027 Notes are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The 2027 Notes are redeemable by the Company, in whole or in part, on or after July 15, 2022, and at any time upon the occurrence of certain events. Any redemption by the Company would be at a redemption price equal to 100% of the outstanding principal amount of the 2027 Notes being redeemed, including any accrued and unpaid interest thereon.

Note 9: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents the Company’s investments in qualified affordable housing projects and other tax credit investments at June 30, 2020 and December 31, 2019:

		June 30, 2020		December 31, 2019
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$2,007	$—	$2,148	$—
Federal Historic Tax Credit (FHTC)	Equity	2,490	3,405	2,262	3,395
Total		$4,497	$3,405	$4,410	$3,395
(1)	All commitments are expected to be paid by the Company by June 30, 2021.

The following table presents the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amortization Expense (1)
LIHTC	$70	$72	$141	$144
FHTC	362	1,390	447	1,567
Total	$432	$1,462	$588	$1,711
Tax Benefit Recognized (2)
LIHTC	$(82)	$(83)	$(165)	$(165)
FHTC	(447)	(1,684)	(617)	(1,898)
Total	$(529)	$(1,767)	$(782)	$(2,063)
(1)	The amortization expense for the LIHTC investments are included in income tax expense. The amortization for the FHTC tax credits are included in noninterest expense.
(2)	All of the tax benefits recognized are included in income tax expense. The tax benefit recognized for the FHTC investments primarily reflects the tax credits generated from the investments, and excludes the net tax expense/benefit of the investments’ income/loss.

Note 10: Commitments, Contingencies and Credit Risk

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

The following commitments were outstanding at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Unfunded Commitments Under Lines of Credit	$492,373	$500,962
Letters of Credit	82,677	79,225
Totals	$575,050	$580,187

The Company had outstanding letters of credit with the FHLB in total amounts of $94,469 and $108,502 at June 30, 2020 and December 31, 2019, respectively, on behalf of customers and to secure public deposits.

On August 27, 2018, the Bank and Reuter Walton Commercial, LLC (the “Contractor”) entered into a Standard Form of Agreement Between Owner and Contractor and the corresponding General Conditions of the Contract for Construction (collectively, the “Construction Contract”). Under the Construction Contract, the Contractor is constructing the core and shell of a new headquarters building for the Bank in St. Louis Park, Minnesota, and the Bank will pay the Contractor a contract price consisting of the cost of work plus a fee equal to 3.75% of the cost of work, subject to a guaranteed maximum price of $23,000, with anticipated construction completed in the third quarter of 2020. As of June 30, 2020, $22,906 had been paid under this Construction Contract. On December 3, 2019, the Bank entered into a separate contract with a third party relating to the construction of the build-out of the new headquarters building for the Bank. The total amount to be paid by the Bank under the contract is $6,321, with construction anticipated to be completed in the third quarter of 2020. As of June 30, 2020, $4,975 had been paid under this contract.

Legal Contingencies

Neither the Company nor any of its subsidiaries is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Bank’s business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

Note 11: Stock Options and Restricted Stock Awards

The Company established the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (the “2012 Plan”) under which the Company may grant options to its directors, officers, employees, and consultants for up to 750,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2012 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of five years. As of June 30, 2020 and December 31, 2019, there were no remaining shares of the Company’s common stock reserved for future option grants under the 2012 Plan.

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of June 30, 2020 and December 31, 2019, there were 310,600 remaining shares of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of June 30, 2020 and December 31, 2019, there were 780,688 and 867,040 of remaining shares of the Company’s common stock reserved for future grants under the 2019 EIP.

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

The weighted average assumptions used in the model for valuing stock option grants for the six months ended June 30, 2020, are as follows:

	June 30,
	2020
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	44.14%
Risk-Free Interest Rate	0.68%

The following table presents a summary of the status of the Company’s stock option grants for the six months ended June 30, 2020:

	June 30, 2020
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,961,650	$7.08
Granted	60,000	10.61
Exercised	(15,500)	2.55
Forfeitures	—	—
Outstanding at Period End	2,006,150	$7.22

Options Exercisable at Period End	993,550	$5.09

For the three months ended June 30, 2020 and 2019, the Company recognized compensation expense for stock options of $230 and $174, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized compensation expense for stock options of $448 and $348, respectively.

The following table presents information pertaining to options outstanding at June 30, 2020:

	Options Outstanding			Options Exercisable
	Number	Remaining			Number
Exercise Price	Outstanding	Contractual Life		Exercise Price	Outstanding
$2.13	66,750	2.8	Years	$2.13	66,750
3.00	447,500	3.5	Years	3.00	447,500
3.58	45,000	4.5	Years	3.58	45,000
7.47	1,023,900	7.3	Years	7.47	402,300
13.22	25,000	7.9	Years	13.22	10,000
12.86	45,000	8.2	Years	12.86	9,000
12.94	30,000	8.3	Years	12.94	6,000
11.59	25,000	8.3	Years	11.59	5,000
11.15	10,000	8.7	Years	11.15	2,000
11.13	50,000	9.2	Years	11.13	—
12.92	178,000	9.4	Years	12.92	—
12.67	25,000	9.7	Years	12.67	—
8.76	25,000	9.8	Years	8.76	—
10.08	10,000	9.9	Years	10.08	—
Totals	2,006,150	6.6	Years	$7.22	993,550

As of June 30, 2020, there was $2,553 of total unrecognized compensation cost related to nonvested stock options granted under the 2012 Plan, 2017 Plan and 2019 EIP that is expected to be recognized over a weighted-average period of 4.8 years.

The following presents an analysis of nonvested stock options issued and outstanding for the six months ended June 30, 2020:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2019	969,600	$3.08
Granted	60,000	4.39
Vested	(17,000)	2.61
Forfeited	—	—
Nonvested Options at June 30, 2020	1,012,600	$3.16

Restricted Stock Awards

In 2019, the Company began granting restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with voting and forfeitable dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the six months ended June 30, 2020:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Awards at December 31, 2019	132,960	$12.92
Granted	11,141	10.32
Vested	—	—
Forfeited	—	—
Nonvested Awards at June 30, 2020	144,101	$12.72

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three and six months ended June 30, 2020, the Company recognized compensation expense for restricted stock awards of $113 and $221, respectively. No compensation expense was recognized for restricted stock awards for the three and six months ended June 30, 2019.

As of June 30, 2020, there was $1,582 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a period of four years.

In addition, during the six months ended June 30, 2020, the Company issued 15,211 shares of common stock to directors as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to directors of $152 is included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

Note 12: Regulatory Capital

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

The following tables present the Company and the Bank’s capital amounts and ratios as of June 30, 2020 and December 31, 2019:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$351,627	15.99%	$175,889	8.00%	$230,854	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	250,480	11.39	131,917	6.00	186,882	8.50	N/A	N/A
Common Equity Tier 1 Capital	250,480	11.39	98,937	4.50	153,903	7.00	N/A	N/A
Tier 1 Leverage Ratio	250,480	9.94	100,750	4.00	100,750	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$312,358	14.21%	$175,816	8.00%	$230,759	10.50%	$219,770	10.00%
Tier 1 Risk-Based Capital	284,880	12.96	131,862	6.00	186,805	8.50	175,816	8.00
Common Equity Tier 1 Capital	284,880	12.96	98,897	4.50	153,839	7.00	142,851	6.50
Tier 1 Leverage Ratio	284,880	11.36	100,289	4.00	100,289	4.00	125,361	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$269,613	12.98%	$166,163	8.00%	$218,089	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	236,533	11.39	124,623	6.00	176,549	8.50	N/A	N/A
Common Equity Tier 1 Capital	236,533	11.39	93,467	4.50	145,393	7.00	N/A	N/A
Tier 1 Leverage Ratio	236,533	10.69	88,498	4.00	88,498	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$252,501	12.16%	$166,137	8.00%	$218,055	10.50%	$207,671	10.00%
Tier 1 Risk-Based Capital	243,461	11.72	124,603	6.00	176,521	8.50	166,137	8.00
Common Equity Tier 1 Capital	243,461	11.72	93,452	4.50	145,370	7.00	134,986	6.50
Tier 1 Leverage Ratio	243,461	11.01	88,455	4.00	88,455	4.00	110,569	5.00

The Company and the Bank must maintain a capital conservation buffer, as defined by Basel III regulatory capital guidelines, in order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers.

Note 13: Stock Repurchase Program

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

During the three and six months ended June 30, 2020, the Company repurchased -0- and 177,864 shares of its common stock, respectively, representing less than 1% of the Company’s outstanding shares. Shares were repurchased at a weighted average price of $11.52 for a total of $2.0 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At June 30, 2020, the remaining amount that could be used to repurchase shares under the stock repurchase program was $8.0 million. Although the stock repurchase program remains in place, the Company has not repurchased any shares since March 16, 2020. The Company remains committed to maintaining strong capital levels and will consider the current economic environment and the uncertainty of the long-term impact of the COVID-19 pandemic when evaluating its future utilization of the stock repurchase program. Management currently does not expect to begin repurchasing shares again until the effects of the COVID-19 pandemic have subsided.

Note 14: Fair Value Measurement

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	$—	$100,722	$—	$100,722
Mortgage-Backed Securities	—	94,624	—	94,624
Corporate Securities	—	55,630	—	55,630
SBA Securities	—	44,054	—	44,054
Asset-Backed Securities	—	31,265	—	31,265
Interest Rate Swaps	—	3,749	—	3,749
Total Fair Value of Financial Assets	$—	$330,044	$—	$330,044
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$7,969	$—	$7,969
Total Fair Value of Financial Liabilities	$—	$7,969	$—	$7,969

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$4,998	$—	$—	$4,998
Municipal Bonds	—	105,743	—	105,743
Mortgage-Backed Securities	—	64,728	—	64,728
Corporate Securities	—	50,176	—	50,176
SBA Securities	—	49,559	—	49,559
Asset-Backed Securities	—	14,673	—	14,673
Interest Rate Swaps	—	284	—	284
Total Fair Value of Financial Assets	$4,998	$285,163	$—	$290,161
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$902	$—	$902
Total Fair Value of Financial Liabilities	$—	$902	$—	$902

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$75	$—	$67
Totals	$—	$75	$—	$67

	December 31, 2019
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$75	$—	$206
Totals	$—	$75	$—	$206

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

The following tables present the carrying amount and estimated fair values of financial instruments at June 30, 2020 and December 31, 2019:

	June 30, 2020
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$178,428	$178,428	$—	$—	$178,428
Bank-Owned Certificates of Deposit	2,895	—	2,967	—	2,967
Securities Available for Sale	326,295	—	326,295	—	326,295
FHLB Stock, at Cost	8,617	—	8,617	—	8,617
Loans, Net	2,155,858	—	2,195,310		2,195,310
Accrued Interest Receivable	8,267	—	8,267	—	8,267
Interest Rate Swaps	3,749	—	3,749	—	3,749

Financial Liabilities:
Deposits	$2,242,051	$—	$2,254,352	$—	$2,254,352
Notes Payable	12,000	—	12,001	—	12,001
FHLB Advances	147,500	—	154,519	—	154,519
Subordinated Debentures	73,658	—	74,840	—	74,840
Accrued Interest Payable	1,953	—	1,953	—	1,953
Interest Rate Swaps	7,969	—	7,969	—	7,969

	December 31, 2019
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$31,935	$31,935	$—	$—	$31,935
Bank-Owned Certificates of Deposit	2,654	—	2,677	—	2,677
Securities Available for Sale	289,877	4,998	284,879	—	289,877
FHLB Stock, at Cost	7,824	—	7,824	—	7,824
Loans, Net	1,884,000	—	1,891,987	—	1,891,987
Accrued Interest Receivable	6,775	—	6,775	—	6,775
Interest Rate Swaps	284	—	284	—	284

Financial Liabilities:
Deposits	$1,823,310	$—	$1,821,915	$—	$1,821,915
Notes Payable	13,000	—	13,022	—	13,022
FHLB Advances	136,500	—	141,152	—	141,152
Subordinated Debentures	24,733	—	25,309	—	25,309
Accrued Interest Payable	1,982	—	1,982	—	1,982
Interest Rate Swaps	902	—	902	—	902

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and was not material at June 30, 2020 and December 31, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2020. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or the SEC, on March 12, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	the negative effects of the COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic;
●	loan concentrations in our portfolio;
●	the overall health of the local and national real estate market;
●	the ability to successfully manage credit risk;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area;
●	the ability to maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the future implementation of the Current Expected Credit Loss standard;
●	the concentration of large loans to certain borrowers;
●	the ability to successfully manage liquidity risk;
●	the dependence on non-core funding sources and our cost of funds;
●	the concentration of large deposits from certain clients;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement the Company’s growth strategy and manage costs effectively;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
●	the composition of our senior leadership team and our ability to attract and retain key personnel;

●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry;
●	severe weather, natural disasters, wide spread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism or other adverse external events;
●	the effectiveness of our risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes;
●	interest rate risk;
●	fluctuations in the values of the securities held in our securities portfolio;
●	changes in federal tax law or policy;
●	the imposition of tariffs or other governmental policies impacting the value of products produced by our commercial borrowers;
●	potential impairment to the goodwill we recorded in connection with our past acquisition; and
●	any other risks described in the “Risk Factors” section of this report and in the Company’s Annual Report on Form 10-K as of December 31, 2019, filed with the SEC on March 12, 2020, as well as those set forth in this report and other reports filed by the Company with the SEC.

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

Information Regarding COVID-19 Impact

Financial Position and Results of Operations. The outbreak of the novel coronavirus, or COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has continued to create uncertainty and extraordinary change for the Company, its clients, its communities and the country as a whole. In response to this pandemic, the Company rapidly deployed its business continuity plan and continues to take steps to protect the health and safety of its employees and clients. Given the fluidity of the situation, management cannot estimate the duration and full impact of the COVID-19 pandemic on the economy, financial markets and the Company’s financial condition and results of operations. At this point, management does not expect that the Company’s financial results in future quarters will track with the Company’s historical performance.

Effects on the Company’s Market Area. The Company’s primary banking market area is the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area. In Minnesota, the Governor issued an order on March 25,

2020 that, subject to limited exceptions, required individuals to stay at home and non-essential businesses to cease all activities, other than minimum basic operations. This order was lifted as of May 18, 2020, and the state has entered a phased-in approach to reopening, where businesses must operate under certain restrictions based on the nature and industry of the business. As a result of the order and restrictions, Minnesota has experienced a dramatic and sudden increase in unemployment levels, significant stress on personal and business income, and recessionary economic conditions. Recent increases in COVID-19 infections across the nation have created uncertainty surrounding the future recovery of many companies’ operations and the local economy. Fortunately, to date Minnesota has been less impacted by the virus than other states in terms of cases and deaths.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.00 – 0.25%.
●	On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration, or SBA, referred to as the Paycheck Protection Program, or PPP. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings, or TDRs, for a limited period of time to account for the effects of COVID-19. The Company is applying this guidance to qualifying loan modifications.
●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.
●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans pledged to the facility from their leverage ratio.
●	In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act, or CRA, for certain pandemic-related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Capital and Liquidity. At June 30, 2020, the Company and Bank’s capital ratios were in excess of all regulatory requirements. The Company maintains access to multiple sources of liquidity. The Company has taken additional action to ensure the strength of its liquidity position by establishing borrowing capacity through the Federal Reserve lending facility in connection with funding PPP loans.

In addition, the Company issued $50.0 million of 5.25% Fixed-to-Floating Rate Subordinated Notes due June 2030 in a private placement on June 19, 2020. These notes are callable starting in 2025 and qualify for tier 2 capital treatment at the holding company level. The Company injected $25.0 million of capital into the Bank in connection with the subordinated note issuance, which qualifies for tier 1 capital treatment at the bank level.

Asset Valuation. During the six months ended June 30, 2020, the economic turmoil and market volatility resulting from the COVID-19 pandemic resulted in a substantial decrease in the Company’s stock price and market capitalization. The Company believed such decrease was a triggering event requiring an interim goodwill impairment analysis as of March 31, 2020. The Company performed an interim analysis and determined that goodwill was not more likely than not impaired, resulting in no impairment charge for the period. In the event that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At June 30, 2020, the Company had goodwill of $2.6 million.

Active Management of Credit Risk. The Company has modified its internal policies to increase oversight and analysis of all credits, especially in vulnerable industries such as hospitality to proactively monitor evolving credit risk. With the change in economic conditions and uncertain duration of the COVID-19 pandemic, the Company’s portfolio is expected to be negatively impacted and management expects delinquencies and charge-offs to rise in future periods due to the continued impact of the COVID-19 pandemic. The Company has not yet experienced charge-offs related to the COVID-19 pandemic, but the continued uncertainty regarding the severity and duration of the pandemic and related economic effects has and will continue to affect the Company’s estimate of its allowance for loan losses and resulting provision for loan losses. The Company will continue to monitor credits closely while working with clients to provide relief when appropriate.

COVID-19 Related Loan Deferrals and PPP Lending. The Company has developed programs for assisting existing clients through this uncertain time by providing, when appropriate, loan modifications that may include loan payment deferrals or interest-only modifications. As of June 30, 2020, the Company had closed loan modifications for 160 loans totaling $293.0 million. Of that total, loan modifications to interest-only payments totaled $175.3 million and loans with payment deferrals totaled $117.7 million. In accordance with recent regulatory guidance and the CARES Act, loans modified in response to the COVID-19 pandemic will not be considered TDRs.

In a further effort to assist both existing and new clients, the Company participated in government loan programs through the SBA, primarily the PPP. As of June 30, 2020, principal balances originated during the quarter totaled $180.2 million and resulted in fees from the SBA, net of costs, of $5.7 million, $528,000 of which was recognized in the second quarter of 2020.

Processes, Controls, and Business Continuity. The Company’s operations are being conducted in material compliance with current federal, state and local government guidelines regarding social distancing, sanitation, and personal hygiene. Throughout the quarter, the Company operated its bank branches with modified hours and limited locations. In June, the Company started to expand hours and reopen branch locations providing clients with full-service options at all but the Company’s two downtown locations, where offices remain closed and traffic would be minimal. To ensure the safety of the Company’s staff and clients, masks are mandatory and proper social distancing protocols are enforced. Non-branch personnel continue to work remotely. A COVID-19 Preparedness Plan has been created outlining the protocols for employees as they return to the office, which is currently scheduled for mid-August. Additional details about the Company’s COVID-19 pandemic assistance programs, including relevant disclosures and up-to-date information, are maintained at bwbmn.com.

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

The Company believes it is positioned to continue these business continuity measures for the foreseeable future; however, no assurances can be provided as circumstances may change depending on the duration of the pandemic.

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

Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. A framework has been established for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and includes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the measurement date. The Company estimates the fair value of financial instruments using a variety of valuation methods. When financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value and are classified as Level 1. When financial instruments, such as investment securities and derivatives, are not actively traded, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar instruments where a price for the identical instrument is not observable. The fair values of these financial instruments, which are classified as Level 2, are determined by pricing models that consider observable market data such as interest rate volatilities, London Interbank Offered Rate, or LIBOR, yield curve, credit spreads, prices from external market data providers and/or nonbinding broker-dealer quotations. When observable inputs do not exist, the Company estimates fair value based on available market data, and these values are classified as Level 3. Imprecision in estimating fair values can impact the carrying value of assets and liabilities and the amount of revenue or loss recorded.

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

Operating Results Overview

The following table summarizes certain key financial results for the periods indicated:

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
Per Common Share Data
Basic Earnings Per Share	$0.26	$0.26	$0.30	$0.27	$0.27
Diluted Earnings Per Share	0.26	0.25	0.29	0.27	0.26
Book Value Per Share	8.92	8.61	8.45	8.20	7.90
Tangible Book Value Per Share (1)	8.80	8.49	8.33	8.08	7.78
Basic Weighted Average Shares Outstanding	28,676,441	28,791,494	28,833,576	28,820,144	29,703,024
Diluted Weighted Average Shares Outstanding	29,165,157	29,502,245	29,561,103	29,497,961	30,312,039
Shares Outstanding at Period End	28,837,560	28,807,375	28,973,572	28,781,162	28,986,729

Selected Performance Ratios
Return on Average Assets (Annualized)	1.17%	1.29%	1.53%	1.43%	1.55%
Pre-Provision Net Revenue Return on Average Assets (Annualized)(1)	2.00	2.11	2.09	2.08	2.08
Return on Average Common Equity (Annualized)	11.98	11.94	14.16	13.31	13.88
Return on Average Tangible Common Equity (Annualized) (1)	12.14	12.10	14.37	13.52	14.10
Yield on Interest Earning Assets	4.45	4.90	5.01	4.98	5.05
Yield on Total Loans, Gross	4.85	5.17	5.33	5.32	5.33
Cost of Interest Bearing Liabilities	1.58	1.84	1.96	2.04	2.07
Cost of Total Deposits	0.99	1.27	1.34	1.42	1.46
Net Interest Margin (2)	3.38	3.59	3.65	3.56	3.60
Efficiency Ratio (1)	48.6	44.4	49.6	45.6	50.1
Adjusted Efficiency Ratio (1)	40.4	44.1	44.3	42.9	42.7
Noninterest Expense to Average Assets (Annualized)	1.64	1.69	1.87	1.66	1.84
Adjusted Noninterest Expense to Average Assets (Annualized) (1)	1.37	1.68	1.67	1.56	1.57
Loan to Deposit Ratio	97.8	105.4	104.9	102.4	105.0
Core Deposits to Total Deposits	75.7	78.6	80.7	79.9	78.3
Tangible Common Equity to Tangible Assets (1)	9.23	10.13	10.65	10.43	10.64
(1)Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2020	2020	2019	2019	2019
Selected Balance Sheet Data
Total Assets	$2,754,463	$2,418,730	$2,268,830	$2,232,339	$2,123,631
Total Loans, Gross	2,193,778	2,002,817	1,912,038	1,846,218	1,784,903
Allowance for Loan Losses	27,633	24,585	22,526	22,124	21,362
Goodwill and Other Intangibles	3,391	3,439	3,487	3,535	3,582

Deposits	2,242,051	1,900,127	1,823,310	1,802,236	1,699,265
Tangible Common Equity (1)	253,799	244,704	241,307	232,524	225,555
Total Shareholders' Equity	257,190	248,143	244,794	236,059	229,137
Average Total Assets - Quarter-to-Date	2,622,272	2,317,040	2,221,370	2,168,909	2,069,707
Average Common Equity - Quarter-to-Date	255,109	250,800	240,188	232,590	231,374
(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2020	2020	2019	2019	2019
Selected Income Statement Data
Interest Income	$28,166	$27,468	$27,419	$26,572	$25,520
Interest Expense	6,824	7,366	7,491	7,637	7,382
Net Interest Income	21,342	20,102	19,928	18,935	18,138
Provision for Loan Losses	3,000	2,100	600	900	600
Net Interest Income after Provision for Loan Losses	18,342	18,002	19,328	18,035	17,538
Noninterest Income	1,977	1,719	1,112	946	1,134
Noninterest Expense	10,711	9,746	10,489	9,084	9,474
Income Before Income Taxes	9,608	9,975	9,951	9,897	9,198
Provision for Income Taxes	2,010	2,532	1,380	2,092	1,189
Net Income	$7,598	$7,443	$8,571	$7,805	$8,009

Discussion and Analysis of Results of Operations

Net Income

Net income was $7.6 million for the second quarter of 2020, a 5.1% decrease over net income of $8.0 million for the second quarter of 2019. Net income per diluted common share for the second quarter of 2020 and 2019 was $0.26. Net income was $15.0 million for the six months ended June 30, 2020 and 2019. Net income per diluted common share for the six months ended June 30, 2020 was $0.51, a 4.0% increase compared to $0.49 per diluted common share for the six months ended June 30, 2019.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the level of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate. Management’s ability to respond to changes in interest rates by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Company’s primary source of earnings. In response to the COVID-19 pandemic, the Federal Open Market Committee, or FOMC, decreased the targeted federal funds rate by a total of 150 basis points in March 2020. This decrease may impact the comparability of net interest income between 2019 and 2020 in future periods.

Average Balances and Yields

The following tables present, for the three and six months ended June 30, 2020 and 2019, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	June 30, 2020			June 30, 2019
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$109,073	$37	0.14%	$38,142	$171	1.80%
Investment Securities:
Taxable Investment Securities	203,559	1,304	2.58	140,890	1,058	3.01
Tax-Exempt Investment Securities (1)	91,793	996	4.37	103,223	1,103	4.28
Total Investment Securities	295,352	2,300	3.13	244,113	2,161	3.55
Paycheck Protection Program Loans (2)	139,235	873	2.52	—	—	—
Loans (1)(2)	2,013,163	25,070	5.01	1,755,686	23,321	5.33
Total Loans	2,152,398	25,943	4.85	1,755,686	23,321	5.33
Federal Home Loan Bank Stock	10,469	125	4.81	7,694	100	5.23
Total Interest Earning Assets	2,567,292	28,405	4.45%	2,045,635	25,753	5.05%
Noninterest Earning Assets	54,980			24,072
Total Assets	$2,622,272			$2,069,707
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	272,565	377	0.56%	202,886	387	0.77%
Savings and Money Market Deposits	521,313	1,327	1.02	431,716	1,938	1.80
Time Deposits	388,357	2,122	2.20	354,026	2,120	2.40
Brokered Deposits	319,711	1,344	1.69	266,804	1,575	2.37
Total Interest Bearing Deposits	1,501,946	5,170	1.38	1,255,432	6,020	1.92
Federal Funds Purchased	9	—	0.72	2,089	12	2.24
Notes Payable	12,000	111	3.72	14,000	130	3.72
FHLB Advances	193,819	1,064	2.21	131,385	827	2.52
Subordinated Debentures	31,228	479	6.17	24,673	393	6.39
Total Interest Bearing Liabilities	1,739,002	6,824	1.58%	1,427,579	7,382	2.07%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	603,456			401,480
Other Noninterest Bearing Liabilities	24,705			9,274
Total Noninterest Bearing Liabilities	628,161			410,754
Shareholders' Equity	255,109			231,374
Total Liabilities and Shareholders' Equity	$2,622,272			$2,069,707
Net Interest Income / Interest Rate Spread		21,581	2.87%		18,371	2.98%
Net Interest Margin (3)			3.38%			3.60%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(239)			(233)
Net Interest Income		$21,342			$18,138
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Six Months Ended
	June 30, 2020			June 30, 2019
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$69,267	$96	0.28%	$33,071	$258	1.57%
Investment Securities:
Taxable Investment Securities	195,873	2,691	2.76	139,651	2,031	2.93
Tax-Exempt Investment Securities (1)	93,260	2,021	4.36	106,823	2,276	4.30
Total Investment Securities	289,133	4,712	3.28	246,474	4,307	3.52
Paycheck Protection Loans (2)	70,037	873	2.51	—	—	—
Loans (1)(2)	1,983,641	50,220	5.09	1,731,928	45,500	5.30
Total Loans	2,053,678	51,093	5.00	1,731,928	45,500	5.30
Federal Home Loan Bank Stock	10,370	225	4.37	7,802	200	5.17
Total Interest Earning Assets	2,422,448	56,126	4.66%	2,019,275	50,265	5.02%
Noninterest Earning Assets	47,208			21,327
Total Assets	$2,469,656			$2,040,602
Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	259,704	807	0.63%	192,020	619	0.65%
Savings and Money Market Deposits	527,445	3,232	1.23	423,310	3,704	1.76
Time Deposits	382,256	4,300	2.26	341,836	4,001	2.36
Brokered Deposits	269,000	2,555	1.91	279,366	3,399	2.45
Total Deposits	1,438,405	10,894	1.52	1,236,532	11,723	1.91
Federal Funds Purchased	12,422	107	1.74	13,459	172	2.58
Notes Payable	12,253	226	3.71	14,250	251	3.55
FHLB Advances	183,099	2,091	2.30	127,713	1,602	2.53
Subordinated Debentures	27,986	872	6.27	24,660	770	6.30
Total Interest Bearing Liabilities	1,674,165	14,190	1.70%	1,416,614	14,518	2.07%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	523,828			385,758
Other Noninterest Bearing Liabilities	18,708			9,605
Total Noninterest Bearing Liabilities	542,536			395,363
Shareholders' Equity	252,955			228,625
Total Liabilities and Shareholders' Equity	$2,469,656			$2,040,602
Net Interest Income / Interest Rate Spread		41,936	2.96%		35,747	2.95%
Net Interest Margin (3)			3.48%			3.57%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(492)			(478)
Net Interest Income		$41,444			$35,269
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, and for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

	Three Months Ended June 30, 2020
	Compared with
	Three Months Ended June 30, 2019
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$24	$(158)	$(134)
Investment Securities:
Taxable Investment Securities	399	(153)	246
Tax-Exempt Investment Securities	(128)	21	(107)
Total Securities	271	(132)	139
Loans:
Paycheck Protection Program Loans	873	—	873
Loans	3,147	(1,398)	1,749
Total Loans	4,020	(1,398)	2,622
Federal Home Loan Bank Stock	33	(8)	25
Total Interest Earning Assets	$4,348	$(1,696)	$2,652

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$96	$(106)	$(10)
Savings and Money Market Deposits	225	(836)	(611)
Time Deposits	182	(180)	2
Brokered Deposits	219	(450)	(231)
Total Deposits	722	(1,572)	(850)
Federal Funds Purchased	(4)	(8)	(12)
Notes Payable	(19)	—	(19)
FHLB Advances	340	(103)	237
Subordinated Debentures	100	(14)	86
Total Interest Bearing Liabilities	1,139	(1,697)	(558)
Net Interest Income	$3,209	$1	$3,210

	Six Months Ended June 30, 2020
	Compared with
	Six Months Ended June 30, 2019
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	50	(212)	(162)
Investment Securities:
Taxable Investment Securities	778	(118)	660
Tax Exempt Investment Securities	(288)	32	(256)
Total Securities	490	(86)	404
Loans:
Paycheck Protection Program Loans	873	—	873
Loans	6,494	(1,774)	4,720
Total Loans	7,367	(1,774)	5,593
Federal Home Loan Bank Stock	59	(34)	25
Total Interest Earning Assets	$7,966	$(2,106)	$5,860

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$213	$(24)	$189
Savings and Money Market Deposits	645	(1,117)	(472)
Time Deposits	464	(166)	298
Brokered Deposits	(91)	(753)	(844)
Total Deposits	1,231	(2,060)	(829)
Federal Funds Purchased	(9)	(56)	(65)
Notes Payable	(36)	11	(25)
FHLB Advances	636	(147)	489
Subordinated Debentures	106	(4)	102
Total Interest Bearing Liabilities	1,928	(2,256)	(328)
Net Interest Income	$6,038	$150	$6,188

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Second Quarter of 2020 Compared to Second Quarter of 2019

Net interest income was $21.3 million for the second quarter of 2020, an increase of $3.2 million, or 17.7%, compared to $18.1 million for the second quarter of 2019. The increase in net interest income was primarily attributed to growth in average interest earning assets due to organic growth in the loan portfolio. The Company anticipates that its interest income will be adversely affected in future periods as a result of the COVID-19 pandemic and the effects of lower interest rates.

Net interest margin (on a fully tax-equivalent basis) for the second quarter of 2020 was 3.38%, a 22 basis point decrease from 3.60% in the second quarter of 2019. While the Company is encouraged by the continued reduction in the cost of interest bearing liabilities during the second quarter of 2020, the year-over-year decrease in net interest margin was primarily attributed to a meaningful increase in on-balance sheet liquidity in conjunction with the historically low and flat yield curve weighing on subsequent earning asset yields. Furthermore, the Company’s participation in the PPP generated strong loan origination volume during the second quarter of 2020; however, the interest rate of 1.00% earned on these loans is significantly lower than the aggregate loan yield, thus impacting the net interest margin during the quarter. The core net interest margin, excluding PPP loans and corresponding deposit balances, was 3.43% for the second quarter of 2020. As a result of the low interest rate environment, as well as the impact of the COVID-19 pandemic, the Company expects that its net interest margin will continue to be under pressure in future periods.

Average interest earning assets for the second quarter of 2020 increased $521.7 million, or 25.5%, to $2.57 billion, from $2.05 billion for the second quarter of 2019. This increase in average interest earning assets was primarily due to continued organic growth in the loan portfolio and the funding of PPP loans. Average interest bearing liabilities increased $311.4 million, or 21.8%, to $1.74 billion for the second quarter of 2020, from $1.43 billion for the second quarter of 2019. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and FHLB advances, offset partially by a decrease in federal funds purchased and notes payable.

Average interest earning assets produced a tax-equivalent yield of 4.45% for the second quarter of 2020, compared to 5.05% for the second quarter of 2019. The decrease in the yield on interest earning assets was a function of the historically low yield curve combined with the Company’s deliberate shift to a more liquid balance sheet composition given the uncertain economic environment. The average rate paid on interest bearing liabilities was 1.58% for the second quarter of 2020, compared to 2.07% for the second quarter of 2019, which benefited from the falling interest rate environment.

Interest Income. Total interest income on a tax-equivalent basis was $28.4 million for the second quarter of 2020, compared to $25.8 million for the second quarter of 2019. The $2.7 million, or 10.3%, increase in total interest income on a tax-equivalent basis was primarily due to continued organic growth in the loan portfolio.

Interest income on loans, on a tax-equivalent basis, for the second quarter of 2020 was $25.9 million, compared to $23.3 million for the second quarter of 2019. The $2.6 million, or 11.2%, increase was due to a 22.6% increase in the average balance of loans outstanding due to continued organic loan growth, which included $180.2 million of PPP loans.

Loan interest income and loan fees remain the primary contributing factors to the changes in yield on interest earning assets. The aggregate loan yield, excluding PPP loans, decreased to 5.01% in the second quarter of 2020, which is 32 basis points lower than 5.33% in the second quarter of 2019. While loan fees have maintained a stable contribution to aggregate loan yield, the historically low and flat yield curve has resulted in a declining core yield on loans in comparison to prior periods.

The following table presents a summary of interest and fees recognized on loans, excluding PPP loans, for the periods indicated as follows:

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Interest	4.76%	4.90%	5.00%	5.07%	5.10%
Fees	0.25	0.27	0.33	0.25	0.23
Yield on Loans, Excluding PPP	5.01%	5.17%	5.33%	5.32%	5.33%

Interest Expense. Interest expense on interest bearing liabilities decreased $558,000, or 7.6%, to $6.8 million for the second quarter of 2020, compared to $7.4 million for the second quarter of 2019. The cost of interest bearing liabilities declined 49 basis points from 2.07% in the second quarter of 2019 to 1.58% in the second quarter of 2020. Given the strong deposit growth and ample time deposit maturities over the next 12 months, the Company anticipates meaningful deposit repricing opportunities in future quarters. Furthermore, the Company will continue to evaluate strategies similar to a recent action that involved prepaying $25.0 million of long term FHLB advances, with a blended 2.89% cost, and supplementing with much lower cost core deposits.

Interest expense on deposits was $5.2 million for the second quarter of 2020, compared to $6.0 million for the second quarter of 2019. The $850,000, or 14.1%, decrease in interest expense on deposits was primarily due to a 54 basis point decrease in the average rate paid on interest bearing deposits. The average balance of interest bearing deposits increased $246.5 million, or 19.6%, to $1.50 billion in the second quarter of 2020, compared to $1.26 billion for the second quarter of 2019. The increase in the average balance of interest bearing deposits resulted from growth among all interest bearing deposit types over the year. The average rate paid on interest bearing deposits decreased from 1.92% in the second quarter of 2019 to 1.38% in the second quarter of 2020. The decrease in the average rate paid was primarily due to the decline of market interest rates.

Interest expense on borrowings increased $294,000 to $1.7 million for the second quarter of 2020, compared to $1.4 million for the second quarter of 2019. This increase was primarily due to increased average balances of FHLB advances and subordinated debentures, partially offset by decreases in average rate paid on borrowings.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net interest income was $41.4 million for the six months ended June 30, 2020, an increase of $6.2 million, or 17.5%, compared to $35.3 million for the six months ended June 30, 2019. The increase in net interest income was primarily attributable to growth in average interest earning assets due to organic growth in the loan portfolio. The Company anticipates that its interest income will be adversely affected in future periods as a result of the COVID-19 pandemic and the effects of lower interest rates.

Net interest margin (on a fully tax-equivalent basis) for the six months ended June 30, 2020 was 3.48%, compared to 3.57% for the six months ended June 30, 2019, a decrease of 9 basis points. Despite a significant reduction in interest bearing liability costs over the year, the historically low interest rate environment, coupled with a more liquid balance sheet mix, pressured earning asset yields lower and ultimately compressed the net interest margin year-over-year.

Average interest earning assets for the six months ended June 30, 2020 increased $403.2 million, or 20.0%, to $2.42 billion from $2.02 billion for the six months ended June 30, 2019. This increase in average interest earning assets was due to continued organic growth in the loan portfolio. Average interest bearing liabilities increased $257.6 million, or 18.2%, to $1.67 billion for the six months ended June 30, 2020, from $1.42 billion for the six months ended June 30, 2019. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and FHLB advances, offset partially by a decrease in brokered deposits, federal funds purchased and notes payable.

Average interest earning assets produced a tax-equivalent yield of 4.66% for the six months ended June 30, 2020, compared to 5.02% for the six months ended June 30, 2019. The average rate paid on interest bearing liabilities was 1.70% for the six months ended June 30, 2020, compared to 2.07% for the six months ended June 30, 2019.

Interest Income. Total interest income on a tax-equivalent basis was $56.1 million for the six months ended June 30, 2020, compared to $50.3 million for the six months ended June 30, 2019. The $5.9 million, or 11.7%, increase in total interest income on a tax-equivalent basis was primarily due to organic growth in the loan portfolio.

Interest income on the investment securities portfolio on a fully-tax equivalent basis increased $405,000, or 9.4%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due to a $42.7 million, or 17.3%, increase in average balances between the periods, which was offset partially by a 24 basis point decrease in the aggregate portfolio yield.

Interest income on loans for the six months ended June 30, 2020 was $51.1 million, compared to $45.5 million for the six months ended June 30, 2019. The $5.6 million, or 12.3%, increase was primarily due to a 18.6% increase in the average balance of loans outstanding, which was offset partially by a 30 basis point decrease in the average yield on loans. The increase in the average balance of loans outstanding was due to organic loan growth. The decrease in yield on the loan portfolio was primarily driven by lower market interest rates.

Interest Expense. Interest expense on interest bearing liabilities decreased $328,000, or 2.3%, to $14.2 million for the six months ended June 30, 2020, compared to $14.5 million for the six months ended June 30, 2019, due to lower interest rates paid on both deposits and borrowings.

Interest expense on deposits decreased to $10.9 million for the six months ended June 30, 2020, compared to $11.7 million for the six months ended June 30, 2019. The $829,000, or 7.1%, decrease in interest expense on deposits was primarily due to a 39 basis point decrease in the average rate paid, even as the average balance of deposits increased 16.3%. The decrease in the average rate paid was primarily due to the impact of lower market interest rates. The increase in the average balance of interest bearing deposits resulted primarily from increases in interest bearing transaction deposits and savings and money market deposits.

Interest expense on borrowings increased $501,000 to $3.3 million for the six months ended June 30, 2020, compared to $2.8 million for the six months ended June 30, 2019. This increase was primarily due to a higher average balance of FHLB advances.

Provision for Loan Losses

The provision for loan losses was $3.0 million for the second quarter of 2020, an increase of $2.4 million, compared to the provision for loan losses of $600,000 for the second quarter of 2019. The provision for loan losses was $5.1 million for the six months ended June 30, 2020, an increase of $3.9 million compared to the provision for loan losses of $1.2 million for the six months ended June 30, 2019. The increase in the provision for loan losses compared to both prior periods relates to changes in economic conditions and evolving risks identified in certain commercial sectors driven by the impact of the COVID-19 pandemic. The Company expects the provision for loan losses to increase in future periods based on its belief that the credit quality of its loan portfolio will decline, and loan defaults will increase as a result of the COVID-19 pandemic.

The allowance for loan losses to total gross loans was 1.26% at June 30, 2020, compared to 1.20% at June 30, 2019. The allowance for loan losses to total loans, excluding $180.2 million of PPP loans, was 1.37% at June 30, 2020.

As an emerging growth company, the Company is not subject to Accounting Standards Update No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” or CECL, until January 1, 2023.

The following table presents the activity in the allowance for loan losses for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at Beginning of Period	$24,585	$20,607	$22,526	$20,031
Provision for Loan Losses	3,000	600	5,100	1,200
Charge-offs	(1)	(3)	(48)	(39)
Recoveries	49	158	55	170
Balance at End of Period	$27,633	$21,362	$27,633	$21,362

Noninterest Income

Noninterest income was $2.0 million for the second quarter of 2020, an increase of $843,000, compared to $1.1 million for the second quarter of 2019. The increase was due to increased gains on sales of securities and letter of credit fees. Noninterest income was $3.7 for the six months ended June 30, 2020, an increase of $1.9 million, compared to $1.8 million for the six months ended June 30, 2019. The increase was primarily due to increased gains on sales of securities and swap fees.

The following table presents the major components of noninterest income for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2020	2019	(Decrease)	2020	2019	(Decrease)
Noninterest Income:
Customer Service Fees	$135	$189	$(54)	$375	$380	$(5)
Net Gain on Sales of Securities	1,361	463	898	1,364	458	906
Letter of Credit Fees	265	213	52	539	459	80
Debit Card Interchange Fees	99	109	(10)	191	197	(6)
Swap Fees	—	—	—	907	—	907
Other Income	117	160	(43)	320	274	46
Totals	$1,977	$1,134	$843	$3,696	$1,768	$1,928

Noninterest Expense

Second Quarter of 2020 Compared to Second Quarter of 2019

Noninterest expense was $10.7 million for the second quarter of 2020, an increase of $1.2 million, or 13.1%, from $9.5 million for the second quarter of 2019. The increase was primarily driven by a $1.2 million increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the Company’s growth and a $1.4 million one-time charge that resulted from the early extinguishment of $25.0 million of FHLB advances. The increase was partially offset by a decrease of $1.0 million in amortization of tax credit investments and other general decreases in operating expenses due to the COVID-19 pandemic, mainly marketing and advertising expenses.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Noninterest expense was $20.5 million for the six months ended June 30, 2020, an increase of $3.1 million, or 17.8%, from $17.4 million for the six months ended June 30, 2019. The increase was primarily driven by a $2.9 million increase in salaries and employee benefits and a $1.4 million one-time FHLB advance prepayment fee. The increase was partially offset by a decrease of $1.1 million in amortization of tax credit investments.

The Company expects future increases in noninterest expense as the Company continues investing in infrastructure to support balance sheet growth; particularly occupancy and equipment expense as the corporate headquarters nears completion. Management remains focused on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls. Full-time equivalent employees increased from 150 at the end of the second quarter of 2019 to 173 at the end of the second quarter of 2020. The increase includes key strategic hires in deposit gathering, lending, risk management, and other supportive roles.

Efficiency Ratio. The efficiency ratio, a non-GAAP financial measure, reports total noninterest expense, less amortization of intangible assets, as a percentage of net interest income plus total noninterest income, less gains (losses) on sales of securities. Management believes this non-GAAP financial measure provides a meaningful comparison of operational performance and facilitates investors’ assessments of business performance and trends in comparison to peers in the banking industry. The Company’s efficiency ratio, and its comparability to some peers, is negatively impacted by the amortization of tax credit investments within noninterest expense.

The efficiency ratio was 48.6% for the second quarter of 2020, compared to 50.1% for the second quarter of 2019. While the recognition of the tax credits increases operating expenses, and concurrently the efficiency ratio, it directly reduces income tax expense and the effective tax rate. The adjusted efficiency ratio, which excludes the impact of the amortization of tax credit investments and certain non-routine income and expenses, decreased to 40.4% for the second quarter of 2020, compared to 42.7% for the second quarter of 2019. The adjusted efficiency ratio for the six months ended June 30, 2020 and 2019 was 42.2% and 42.9%, respectively. Management seeks to contain costs whenever prudent, which is evident in the historical stability of the adjusted efficiency ratio.

The following table presents the major components of noninterest expense for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2020	2019	(Decrease)	2020	2019	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$6,348	$5,124	$1,224	$12,802	$9,926	$2,876
Occupancy and Equipment	672	785	(113)	1,385	1,441	(56)
FDIC Insurance Assessment	168	285	(117)	358	570	(212)
Data Processing	238	151	87	467	304	163
Professional and Consulting Fees	423	451	(28)	908	839	69
Information Technology and Telecommunications	326	208	118	592	444	148
Marketing and Advertising	85	404	(319)	551	869	(318)
Intangible Asset Amortization	47	47	—	95	95	—
Amortization of Tax Credit Investments	362	1,390	(1,028)	447	1,567	(1,120)
FHLB Advance Prepayment Fees	1,430	—	1,430	1,430	—	1,430
Other Expense	612	629	(17)	1,422	1,304	118
Totals	$10,711	$9,474	$1,237	$20,457	$17,359	$3,098

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

Income tax expense was $2.0 million for the second quarter of 2020, compared to $1.2 million for the second quarter of 2019. The effective combined federal and state income tax rate for the second quarter of 2020 was 20.9%, compared to 12.9% for the second quarter of 2019. Income tax expense was $4.5 million for the six months ended June 30, 2020, compared to $3.5 million for the six months ended June 30, 2019. The effective combined federal and state income tax rate for the six months ended June 30, 2020 and 2019 was 23.2% and 18.7%, respectively. The higher effective combined rate compared to both prior periods was due to fewer tax credits being recognized.

Financial Condition

Assets

Total assets at June 30, 2020 were $2.75 billion, an increase of $485.6 million, or 21.4%, over total assets of $2.27 billion at December 31, 2019 and an increase of $630.8 million, or 29.7%, over total assets of $2.12 billion at June 30, 2019. The growth in both periods was primarily driven by organic growth in the loan portfolio, which included $180.2 million of PPP loans, and higher levels of on-balance sheet liquidity.

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

The investment securities portfolio consists primarily of municipal securities, U.S. government agency mortgage backed securities, SBA securities, and corporate securities comprised of subordinated debentures of bank and financial holding companies. In addition, the Company also holds U.S. treasury securities, asset-backed securities and other debt securities, all with varying contractual maturities. These maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $326.3 million at June 30, 2020, compared to $289.9 million at December 31, 2019, an increase of $36.4 million or 12.6%. At June 30, 2020, municipal securities represented 30.9% of the investment securities portfolio, government agency mortgage-backed securities represented 28.7% of the portfolio, SBA securities represented 13.5% of the portfolio, corporate securities represented 17.0% of the portfolio, asset-backed securities represented 9.6% of the portfolio, and other mortgage-backed securities represented 0.3% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury Securities	$—	$—	$4,990	$4,998
SBA Securities	44,599	44,054	50,126	49,559
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	1,058	1,122	1,195	1,215
Issued by FNMA and FHLMC	6,509	6,592	3,571	3,543
Other Residential Mortgage-Backed Securities	72,653	73,546	46,464	46,695
Commercial Mortgage-Backed Securities	11,675	12,456	12,019	12,213
All Other Commercial MBS	905	908	1,063	1,062
Total MBS	92,800	94,624	64,312	64,728
Municipal Securities	93,780	100,722	99,441	105,743
Corporate Securities	55,258	55,630	49,674	50,176
Asset-Backed Securities	31,437	31,265	14,673	14,673
Total	$317,874	$326,295	$283,216	$289,877

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

The Company originated net loan exposures of $242.7 million, excluding PPP loans, for the second quarter of 2020, compared to $266.4 million for the second quarter of 2019. Net loan exposures include principal advances and unfunded commitments, net of loan participations sold. Total gross loans increased $281.7 million, or 14.7%, to $2.19 billion at June 30, 2020, compared to $1.91 billion at December 31, 2019 and increased $408.9 million, or 22.9%, from $1.78 billion at June 30, 2019. The increase in both periods included $180.2 million of PPP loans funded in the second quarter of 2020. The commercial, 1-4 family mortgage, and commercial real estate, or CRE, nonowner occupied categories contributed most significantly to the $101.5 million net loan growth, excluding PPP loans, in the six months ended June 30, 2020. As of June 30, 2020, commercial loans increased $26.5 million, or 9.6%, 1-4 family mortgage loans increased $28.8 million, or 11.1%, and nonowner occupied CRE loans increased $35.1 million, or 5.9%, when compared to December 31, 2019. Collectively, the Company’s annualized loan growth for the six months ended June 30, 2020 was 10.6%. The Company anticipates that its loan growth will slow in the future as a result of the COVID-19 pandemic and the related decline in economic conditions in its market area.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Commercial	$302,536	13.8%	$299,425	15.0%	$276,035	14.5%	$291,723	15.8%	$287,804	16.1%
Paycheck Protection Program	180,228	8.2	—	—	—	—	—	—	—	—
Construction and Land Development	191,768	8.7	183,350	9.2	196,776	10.3	216,054	11.7	195,568	11.0
Real Estate Mortgage:
1 - 4 Family Mortgage	289,456	13.2	272,590	13.6	260,611	13.6	254,782	13.8	247,029	13.8
Multifamily	522,491	23.8	536,380	26.8	515,014	26.9	456,257	24.7	437,198	24.5
CRE Owner Occupied	73,539	3.4	75,207	3.8	66,584	3.5	71,209	3.9	68,681	3.9
CRE Nonowner Occupied	627,651	28.6	631,541	31.4	592,545	31.0	551,992	29.9	544,579	30.5
Total Real Estate Mortgage Loans	1,513,137	69.0	1,515,718	75.6	1,434,754	75.0	1,334,240	72.3	1,297,487	72.7
Consumer and Other	6,109	0.3	4,324	0.2	4,473	0.2	4,201	0.2	4,044	0.2
Total Loans, Gross	2,193,778	100.0%	2,002,817	100.0%	1,912,038	100.0%	1,846,218	100.0%	1,784,903	100.0%
Allowance for Loan Losses	(27,633)		(24,585)		(22,526)		(22,124)		(21,362)
Net Deferred Loan Fees	(10,287)		(5,336)		(5,512)		(5,788)		(5,157)
Total Loans, Net	$2,155,858		$1,972,896		$1,884,000		$1,818,306		$1,758,384

The Company’s primary focus has been on real estate mortgage lending, which constituted 75.2% of the portfolio, excluding PPP loans, as of June 30, 2020. The composition of the portfolio has remained consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of June 30, 2020, investor CRE loans totaled $1.34 billion, consisting of $627.7 million of loans secured by nonowner occupied CRE, $522.5 million of loans secured by multifamily residential properties and $191.8 million of construction and land development loans. Investor CRE loans represented 66.6% of the total gross loan portfolio, excluding PPP loans, and 429.6% of the Bank’s total risk-based capital at June 30, 2020, compared to 516.6% at December 31, 2019.

The following table presents time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at June 30, 2020 and December 31, 2019:

	As of June 30, 2020
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$131,348	$132,948	$38,240
Paycheck Protection Program	—	180,228	—
Construction and Land Development	105,646	57,094	29,028
Real Estate Mortgage:
1 - 4 Family Mortgage	64,218	184,587	40,651
Multifamily	67,960	198,424	256,107
CRE Owner Occupied	15,556	17,596	40,387
CRE Nonowner Occupied	121,980	264,913	240,758
Total Real Estate Mortgage Loans	269,714	665,520	577,903
Consumer and Other	2,745	2,564	800
Total Loans, Gross	$509,453	$1,038,354	$645,971
Interest Rate Sensitivity:
Fixed Interest Rates	$168,007	$827,083	$246,059
Floating or Adjustable Rates	341,446	211,271	399,912
Total Loans, Gross	$509,453	$1,038,354	$645,971

	As of December 31, 2019
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$121,383	$119,575	$35,077
Construction and Land Development	132,221	53,194	11,361
Real Estate Mortgage:
1 - 4 Family Mortgage	53,707	170,116	36,788
Multifamily	117,406	168,770	228,838
CRE Owner Occupied	4,078	25,286	37,220
CRE Nonowner Occupied	114,533	234,599	243,413
Total Real Estate Mortgage Loans	289,724	598,771	546,259
Consumer and Other	1,589	2,420	464
Total Loans, Gross	$544,917	$773,960	$593,161
Interest Rate Sensitivity:
Fixed Interest Rates	$184,370	$545,855	$197,151
Floating or Adjustable Rates	360,547	228,105	396,010
Total Loans, Gross	$544,917	$773,960	$593,161

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

The following table presents information on loan classifications at June 30, 2020. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$21,515	$254	$21,769
Construction and Land Development	132	164	296
Real Estate Mortgage:
1 - 4 Family Mortgage	1,497	1,229	2,726
Multifamily	—	—	—
CRE Owner Occupied	818	1,840	2,658
CRE Nonowner Occupied	21,689	220	21,909
Total Real Estate Mortgage Loans	24,004	3,289	27,293
Consumer and Other	—	33	33
Totals	$45,651	$3,740	$49,391

The Company is closely analyzing all segments within the loan portfolio in response to the COVID-19 pandemic and although the Company has not seen direct impacts to the asset quality metrics through June 30, 2020, management believes the economic uncertainty that exists may begin to negatively impact the portfolio in future quarters. At June 30, 2020, watchlist loans were $45.7 million, compared to $5.3 million at December 31, 2019. Due to management’s diligent action in identifying watchlist loans during the first quarter of 2020, there were no additional loans added to the watchlist in the second quarter of 2020. As the COVID-19 pandemic continues to evolve, the length and extent of the economic contraction may dictate further watchlist or adverse classifications in the loan portfolio.

In response to the COVID-19 pandemic, the Company is offering loan modifications, when appropriate, to borrowers who were current and otherwise not past due as of December 31, 2019. These include modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. In accordance with interagency regulatory guidance and the CARES Act, these modifications are not considered to be TDRs.

The following table presents a summary of closed loan modifications, by loan segment and modification type, as of June 30, 2020.

	Interest-Only		Payment Deferral		Total
	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
(dollars in thousands)
Commercial	$17,615	36	$13,355	14	$30,970	50
Construction and Land Development	133	1	—	—	133	1
Real Estate Mortgage:
1 - 4 Family Mortgage	8,037	22	420	2	8,457	24
Multifamily	41,320	6	16,251	3	57,571	9
CRE Owner Occupied	7,397	14	1,502	3	8,899	17
CRE Nonowner Occupied	100,805	41	86,175	18	186,980	59
Consumer and Other	—	—	—	—	—	—
Totals	$175,307	120	$117,703	40	$293,010	160

Modifications have been granted based on specific needs and circumstances affecting each borrower. Interest-only modifications have been primarily granted for three to six month periods, but range up to twelve months. Payment deferral modifications have been granted for three to six month periods. Management anticipates the loan modifications may continue throughout 2020.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $602,000 and $461,000 as of June 30, 2020 and December 31, 2019, respectively, an increase of $141,000. There were no loans 90 days past due and still accruing as of June 30, 2020 or December 31, 2019. There were no foreclosed assets as of June 30, 2020 and December 31, 2019.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual Loans:
Commercial	$7	$7
Construction and Land Development	164	176
Real Estate Mortgage:
1 - 4 Family Mortgage	431	278
Total Nonaccrual Loans	$602	$461
Total Nonperforming Loans	$602	$461
Total Nonperforming Assets (1)	$602	$461
Total Restructured Accruing Loans	667	276
Total Nonperforming Assets and Restructured Accruing Loans	$1,269	$737
Nonaccrual Loans to Total Loans	0.03%	0.02%
Nonperforming Loans to Total Loans	0.03	0.02
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.03	0.02
Nonperforming Assets and Restructured Accruing Loans to Total Loans Plus Foreclosed Assets	0.06	0.04
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for loan losses is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans during for the three and six months ended June 30, 2020 was $16 and $31, respectively.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Loan charge-offs (i.e., loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. The Company analyzes risks within the loan portfolio on a continual basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions, including the economic distress caused by the COVID-19 pandemic, and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and as adjustments become necessary, they are recognized in the periods in which they become known. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to the allowance for loan losses.

At June 30, 2020, the allowance for loan losses was $27.6 million, an increase of $5.1 million from $22.5 million at December 31, 2019. Net charge-offs (recoveries) totaled $(48,000) during the second quarter of 2020 and $(155,000) during the second quarter of 2019. Net charge-offs (recoveries) totaled $(7,000) for the six months ended June 30, 2020 and $(131,000) for the six months ended June 30, 2019. The allowance for loan losses as a percentage of total loans was 1.26% as of June 30, 2020 and 1.18% as of December 31, 2019. The allowance for loan losses to total loans, excluding $180.2 million of PPP loans, was 1.37% as of June 30, 2020. Based on current economic indicators, the Company increased the economic factors within the allowance for loan losses evaluation. The Company expects that the allowance for loan losses as a percent of total loans will increase in future periods based on its belief that the credit quality of its loan portfolio will decline, and loan defaults will increase as a result of COVID-19.

The following presents a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance, Beginning of Period	$24,585	$20,607	$22,526	$20,031
Charge-offs:
Commercial	—	—	34	19
Consumer and Other	1	3	14	20
Total Charge-offs	1	3	48	39
Recoveries:
Commercial	2	1	4	3
Construction and Land Development	—	1	—	1
Real Estate Mortgage:
1 - 4 Family Mortgage	46	153	48	162
Consumer and Other	1	3	3	4
Total Recoveries	49	158	55	170
Net Recoveries	(48)	(155)	(7)	(131)
Provision for Loan Losses	3,000	600	5,100	1,200
Balance at End of Period	$27,633	$21,362	$27,633	$21,362
Gross Loans, End of Period	2,193,778	1,784,903	2,193,778	1,784,903
Average Loans	2,152,398	1,755,686	2,053,678	1,731,928
Net Charge-offs (Recoveries) (Annualized) to Average Loans	(0.01)%	(0.04)%	—%	(0.02)%
Allowance to Total Gross Loans	1.26%	1.20%	1.26%	1.20%

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	June 30,		December 31,
	2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$5,192	18.8%	$3,058	13.6%
Paycheck Protection Program	90	0.3	—	—
Construction and Land Development	2,173	7.9	2,202	9.8
Real Estate Mortgage:
1 - 4 Family Mortgage	3,322	12.0	2,839	12.6
Multifamily	6,697	24.3	5,824	25.9
CRE Owner Occupied	964	3.5	792	3.5
CRE Nonowner Occupied	8,323	30.1	6,972	30.9
Total Real Estate Mortgage Loans	19,306	69.9	16,427	72.9
Consumer and Other	174	0.6	85	0.4
Unallocated	698	2.5	754	3.3
Total Allowance for Loan Losses	$27,633	100.0%	$22,526	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table details the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$648,869	28.9%	$476,217	25.1%	$447,509	24.5%	$478,493	26.5%	$409,198	24.1%
Interest Bearing Transaction Deposits	285,386	12.7	255,483	13.4	264,627	14.5	243,889	13.5	231,318	13.6
Savings and Money Market Deposits	516,543	23.0	514,113	27.1	516,785	28.3	470,518	26.1	456,447	26.9
Time Deposits	382,187	17.1	393,340	20.7	360,027	19.8	363,308	20.2	359,338	21.1
Brokered Deposits	409,066	18.3	260,974	13.7	234,362	12.9	246,028	13.7	242,964	14.3
Total Deposits	$2,242,051	100.0%	$1,900,127	100.0%	$1,823,310	100.0%	$1,802,236	100.0%	$1,699,265	100.0%

Total deposits at June 30, 2020 were $2.2 billion, an increase of $418.7 million, or 23.0%, compared to total deposits of $1.82 billion at December 31, 2019, and an increase of $542.8 million, or 31.9%, over total deposits of $1.70 billion at June 30, 2019. Noninterest bearing deposits were $648.9 million at June 30, 2020, compared to $447.5 million at December 31, 2019, and $409.2 million at June 30, 2019. Noninterest bearing deposits comprised 28.9% of total deposits at June 30, 2020, compared to 24.5% at December 31, 2019, and 24.1% at June 30, 2019. The growth in noninterest bearing transaction deposits was primarily attributable to general increases in existing client accounts, as personal and business depositors elected to conserve cash liquidity amidst the ongoing COVID-19 pandemic. The Company estimates approximately $60.0 million of the noninterest bearing transaction deposit growth was due to remaining PPP loan funds. The Company expects that deposit levels will fluctuate in future periods as a result of the distressed economic conditions in its market areas relating to the COVID-19 pandemic.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. At June 30, 2020, total brokered deposits were $409.1 million, an increase of $174.7 million, or 74.5%, compared to total brokered deposits of $234.4 million at December 31, 2019. Brokered deposits increased as a result of a change in mix of wholesale funding sources due to favorable funding costs offered compared to other wholesale funding alternatives and to expand on-balance sheet liquidity in this uncertain environment. Furthermore, the brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional, retail deposit channels.

The following table presents the average balance and average rate paid on each of the following deposit categories for the three months ended June 30, 2020 and June 30, 2019:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$603,456	—%	$401,480	—%
Interest Bearing Transaction Deposits	272,565	0.56	202,886	0.77
Savings and Money Market Deposits	521,313	1.02	431,716	1.80
Time Deposits < $250,000	241,009	2.30	231,349	2.28
Time Deposits > $250,000	147,348	2.03	122,678	2.63
Brokered Deposits	319,711	1.69	266,804	2.37
Total Deposits	$2,105,402	0.99%	$1,656,913	1.46%

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs of clients and fund loan growth. The following table summarizes overnight borrowings, which consist of federal funds purchased from correspondent banks on an overnight basis at the prevailing overnight market rates and the weighted average interest rates paid for the periods presented:

	As of and for the	As of and for the	As of and for the
	Three Months Ended	Three Months Ended	Three Months Ended
(dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Outstanding at Period-End	$—	$—	$—
Average Amount Outstanding	9	3,011	2,089
Maximum Amount Outstanding at any Month-End	—	6,000	8,000
Weighted Average Interest Rate:
During Period	0.72%	1.82%	2.24%
End of Period	0.40%	2.63%	2.38%

Other Borrowings

At June 30, 2020, other borrowings outstanding consisted of FHLB advances of $147.5 million and notes payable of $12.0 million. During the second quarter of 2020, the Company paid off $25.0 million of fixed rate FHLB advances with an average cost of 2.89% and incurred a loss on extinguishment of debt of $1.4 million. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $230.9 million and $209.8 million at June 30, 2020 and December 31, 2019, respectively, based on collateral amounts pledged.

Additionally, the Company has borrowing capacity from other sources. As of June 30, 2020, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $107.6 million and $113.2 million at

June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, the Company had no outstanding advances.

As a part of the CARES Act, the Federal Reserve Bank offered secured borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility, or PPPLF. As of June 30, 2020, the Company has not pledged any PPP loans to borrow funds under this facility.

The Company has a swap agreement with an unaffiliated third party in order to hedge interest rate risk associated with the notes payable. This agreement provides for the Company to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by the one-month LIBOR.

Subordinated Debentures

On June 19, 2020, the Company issued $50.0 million of subordinated debentures at an initial fixed interest rate of 5.25% which is payable semi-annually. Beginning July 1, 2025, the interest rate converts to a variable interest rate equal to the three-month term SOFR, plus 5.13%, which is payable quarterly. The subordinated debentures mature on July 1, 2030. The subordinated debentures, net of issuance costs, were $48.9 million at June 30, 2020.

On July 12, 2017, the Company issued $25.0 million of subordinated debentures at an initial fixed interest rate of 5.875% which is payable semi-annually. Beginning July 15, 2022, the interest rate converts to a variable interest rate equal to the three-month LIBOR plus 3.88%. The subordinated debentures mature on July 15, 2027. The subordinated debentures, net of issuance costs, were $24.8 million at June 30, 2020, compared to $24.7 million at December 31, 2019.

The subordinated debentures qualify for Tier 2 regulatory capital treatment at the Company level for the first five years, under applicable regulatory guidelines.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at June 30, 2020:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$1,595,808	$—	$—	$—	$1,595,808
Time Deposits	402,562	126,681	117,000	—	646,243
Notes Payable	12,000	—	—	—	12,000
FHLB Advances	25,000	31,500	86,000	5,000	147,500
Subordinated Debentures	—	—	—	75,000	75,000
Commitment to Fund Tax Credit Investments	3,405	—	—	—	3,405
Operating Lease Obligations	648	682	649	965	2,944
Totals	$2,039,423	$158,863	$203,649	$80,965	$2,482,900

On August 27, 2018, the Bank and Reuter Walton Commercial, LLC, or the Contractor, entered into a Standard Form of Agreement Between Owner and Contractor and the corresponding General Conditions of the Contract for Construction (collectively, the “Construction Contract”). Under the Construction Contract, the Contractor is constructing the core and shell of a new headquarters building for the Bank in St. Louis Park, Minnesota, and the Bank will pay the Contractor a contract price consisting of the cost of work plus a fee equal to 3.75% of the cost of work, subject to a guaranteed maximum price of $23.0 million, with anticipated construction to be completed in the third quarter of 2020. As of June 30, 2020, $22.9 million had been paid under this Construction Contract. On December 3, 2019, the Bank entered into a contract with a third party relating to the construction of the interior build-out of the new headquarters building for the Bank. The sum of the contract is $6.32 million, with anticipated construction to be completed in the third quarter of 2020. As of June 30, 2020, $5.0 million had been paid under this contract.

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

Shareholders’ Equity

Shareholders’ equity at June 30, 2020 was $257.2 million, an increase of $12.4 million, or 5.1%, over shareholders’ equity of $244.8 million at December 31, 2019, primarily due to $15.0 million of net income, partially offset by a $1.5 million decrease in accumulated other comprehensive income and $2.0 million of stock repurchases in the first quarter of 2020. The decrease in accumulated other comprehensive income primarily resulted from interest rate fluctuations between periods.

Stock Repurchase Program. On January 22, 2019, the Company adopted a stock repurchase program. Under the repurchase program, the Company is authorized to repurchase up to $15.0 million of its common stock in open market transactions or through privately negotiated transactions at the Company’s discretion. On July 23, 2019, the Company’s Board of Directors approved a $10.0 million increase to the Company’s stock repurchase program, increasing the authorization to repurchase common stock under the program from a total of $15.0 million to a total of $25.0 million. During the three and six months ended June 30, 2020, the Company repurchased -0- and 177,864 shares of its common stock, respectively, representing less than 1% of the Company’s outstanding shares. Shares were repurchased during the first quarter of 2020 at a weighted average price of $11.52 for a total of $2.0 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At June 30, 2020, the remaining amount that could be used to repurchase shares under the stock repurchase program was $8.0 million. Although the stock repurchase program remains in place, the Company has not repurchased any shares since March 16, 2020. The Company remains committed to maintaining strong capital levels and will consider the current economic environment and the uncertainty of the long-term impact of the COVID-19 pandemic when evaluating its future utilization of the stock repurchase program. Management currently does not expect to begin repurchasing shares again until the effects of the COVID-19 pandemic have subsided.

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

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2020. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$351,627	15.99%	$175,889	8.00%	$230,854	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	250,480	11.39	131,917	6.00	186,882	8.50	N/A	N/A
Common Equity Tier 1 Capital	250,480	11.39	98,937	4.50	153,903	7.00	N/A	N/A
Tier 1 Leverage Ratio	250,480	9.94	100,750	4.00	100,750	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$312,358	14.21%	$175,816	8.00%	$230,759	10.50%	$219,770	10.00%
Tier 1 Risk-Based Capital	284,880	12.96	131,862	6.00	186,805	8.50	175,816	8.00
Common Equity Tier 1 Capital	284,880	12.96	98,897	4.50	153,839	7.00	142,851	6.50
Tier 1 Leverage Ratio	284,880	11.36	100,289	4.00	100,289	4.00	125,361	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$269,613	12.98%	$166,163	8.00%	$218,089	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	236,533	11.39	124,623	6.00	176,549	8.50	N/A	N/A
Common Equity Tier 1 Capital	236,533	11.39	93,467	4.50	145,393	7.00	N/A	N/A
Tier 1 Leverage Ratio	236,533	10.69	88,498	4.00	88,498	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$252,501	12.16%	$166,137	8.00%	$218,055	10.50%	$207,671	10.00%
Tier 1 Risk-Based Capital	243,461	11.72	124,603	6.00	176,521	8.50	166,137	8.00
Common Equity Tier 1 Capital	243,461	11.72	93,452	4.50	145,370	7.00	134,986	6.50
Tier 1 Leverage Ratio	243,461	11.01	88,455	4.00	88,455	4.00	110,569	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules require a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At June 30, 2020, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

In 2019, the federal banking agencies issued a final rule to provide an optional simplified measure of capital adequacy for qualifying depository institutions and depository institution holding companies, titled the community bank leverage ratio, or CBLR framework. Generally, under the CBLR framework, qualifying depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and that meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9% (subsequently reduced to 8% as a COVID-19 relief measure), are eligible to opt into the CBLR framework. Qualifying organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have met the well capitalized ratio requirements for purposes of the FDIC’s prompt corrective action framework. The final rule was effective on January 1, 2020. The Company has elected not to opt into the CBLR framework and will continue to compute regulatory capital ratios based on the Basel III Capital Rules discussed above.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Fixed	Variable	Fixed	Variable

	(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$184,430	$307,943	$181,622	$319,340
Letters of Credit	14,679	67,998	17,503	61,722
Totals	$199,109	$375,941	$199,125	$381,062

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

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of June 30, 2020, the Company had no borrowings outstanding through the AFX. The Bank has also established additional borrowing capacity through the Federal Reserve Bank’s PPPLF, where it can pledge PPP loans to borrow an equal amount of funds. As of June 30, 2020, the Company had no borrowings outstanding through this facility and $180.2 million of PPP loans available to pledge. The facility is available through September 30, 2020.

The following tables provide a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	June 30, 2020	December 31, 2019

	(Dollars in thousands)
Cash and Cash Equivalents	$178,428	$31,935
Securities Available for Sale	326,295	289,877
Total Primary Liquidity	$504,723	$321,812
Ratio of Primary Liquidity to Total Deposits	22.5%	17.6%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	June 30, 2020	December 31, 2019

	(Dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$230,875	$209,840
Net Secured Borrowing Capacity with the Federal Reserve Bank	107,636	113,164
Unsecured Borrowing Capacity with Correspondent Lenders	105,000	105,000
Total Secondary Liquidity	$443,511	$428,004
Ratio of Primary and Secondary Liquidity to Total Deposits	42.3%	41.1%

During the six months ended June 30, 2020, primary liquidity increased by $182.9 million due to a $146.5 million increase in cash and cash equivalents and a $36.4 million increase in securities available for sale, when compared to December 31, 2019. Secondary liquidity increased by $15.5 million as of June 30, 2020 when compared to December 31, 2019, due to a $21.0 million increase in the borrowing capacity on the secured borrowing line with the FHLB, partially offset by a $5.5 million decrease in the borrowing capacity on the secured credit line with the Federal Reserve Bank.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At June 30, 2020, core deposits totaled approximately $1.70 billion and represented 75.7% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At June 30, 2020, brokered deposits totaled $409.1 million, consisting of $264.1 million of brokered time deposits and $145.0 million of non-maturity brokered money market and transaction accounts. At December 31, 2019, brokered deposits totaled $234.4 million, consisting of $231.9 million of brokered time deposits and $2.4 million of non-maturity brokered money market and transaction accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of June 30, 2020, the Company was in compliance with all established liquidity guidelines in the policy.

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

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
(dollars in thousands)
Efficiency Ratio
Noninterest Expense	$10,711	$9,746	$10,489	$9,084	$9,474	$20,457	$17,359
Less: Amortization of Intangible Assets	(47)	(48)	(48)	(48)	(47)	(95)	(95)
Adjusted Noninterest Expense	$10,664	$9,698	$10,441	$9,036	$9,427	$20,362	$17,264
Net Interest Income	21,342	20,102	19,928	18,935	18,138	41,444	35,269
Noninterest Income	1,977	1,719	1,112	946	1,134	3,696	1,768
Less: Gain on Sales of Securities	(1,361)	(3)	—	(58)	(463)	(1,364)	(458)
Adjusted Operating Revenue	$21,958	$21,818	$21,040	$19,823	$18,809	$43,776	$36,579
Efficiency Ratio	48.6%	44.4%	49.6%	45.6%	50.1%	46.5%	47.2%

Adjusted Efficiency Ratio
Noninterest Expense	$10,711	$9,746	$10,489	$9,084	$9,474	$20,457	$17,359
Less: Amortization of Tax Credit Investments	(362)	(85)	(1,128)	(530)	(1,390)	(447)	(1,567)
Less: FHLB Advance Prepayment Fees	(1,430)	—	—	—	—	(1,430)	—
Less: Amortization of Intangible Assets	(47)	(48)	(48)	(48)	(47)	(95)	(95)
Adjusted Noninterest Expense	$8,872	$9,613	$9,313	$8,506	$8,037	$18,485	$15,697
Net Interest Income	21,342	20,102	19,928	18,935	18,138	41,444	35,269
Noninterest Income	1,977	1,719	1,112	946	1,134	3,696	1,768
Less: Gain on Sales of Securities	(1,361)	(3)	—	(58)	(463)	(1,364)	(458)
Adjusted Operating Revenue	$21,958	$21,818	$21,040	$19,823	$18,809	$43,776	$36,579
Adjusted Efficiency Ratio	40.4%	44.1%	44.3%	42.9%	42.7%	42.2%	42.9%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
(dollars in thousands)
Pre-Provision Net Revenue
Noninterest Income	$1,977	$1,719	$1,112	$946	$1,134	$3,696	$1,768
Less: Gain on sales of Securities	(1,361)	(3)	—	(58)	(463)	(1,364)	(458)
Total Operating Noninterest Income	616	1,716	1,112	888	671	2,332	1,310
Plus: Net Interest income	21,342	20,102	19,928	18,935	18,138	41,444	35,269
Net Operating Revenue	$21,958	$21,818	$21,040	$19,823	$18,809	$43,776	$36,579

Noninterest Expense	$10,711	$9,746	$10,489	$9,084	$9,474	$20,457	$17,359
Less: Amortization of Tax Credit Investments	(362)	(85)	(1,128)	(530)	(1,390)	(447)	(1,567)
Less: FHLB Advance Prepayment Fees	(1,430)	—	—	—	—	(1,430)	—
Total Operating Noninterest Expense	$8,919	$9,661	$9,361	$8,554	$8,084	$18,580	$15,792

Pre-Provision Net Revenue	$13,039	$12,157	$11,679	$11,269	$10,725	$25,196	$20,787

Plus:
Non-Operating Revenue Adjustments	1,361	3	—	58	463	1,364	458
Less:
Provision for Loan Losses	3,000	2,100	600	900	600	5,100	1,200
Non-Operating Expense Adjustments	1,792	85	1,128	530	1,390	1,877	1,567
Provision for Income Taxes	2,010	2,532	1,380	2,092	1,189	4,542	3,451
Net Income	$7,598	$7,443	$8,571	$7,805	$8,009	$15,041	$15,027

Average Assets	$2,622,272	$2,317,040	$2,221,370	$2,168,909	$2,069,707	$2,469,656	$2,040,602
Pre-Provision Net Revenue Return on Average Assets	2.00%	2.11%	2.09%	2.08%	2.08%	2.05%	2.05%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
(dollars in thousands)
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common Equity	$257,190	$248,143	$244,794	$236,059	$229,137
Less: Intangible Assets	(3,391)	(3,439)	(3,487)	(3,535)	(3,582)
Tangible Common Equity	253,799	244,704	241,307	232,524	225,555
Total Assets	2,754,463	2,418,730	2,268,830	2,232,339	2,123,631
Less: Intangible Assets	(3,391)	(3,439)	(3,487)	(3,535)	(3,582)
Tangible Assets	$2,751,072	$2,415,291	$2,265,343	$2,228,804	$2,120,049
Tangible Common Equity/Tangible Assets	9.23%	10.13%	10.65%	10.43%	10.64%

Tangible Book Value Per Share
Book Value Per Common Share	$8.92	$8.61	$8.45	$8.20	$7.90
Less: Effects of Intangible Assets	(0.12)	(0.12)	(0.12)	(0.12)	(0.12)
Tangible Book Value Per Common Share	$8.80	$8.49	$8.33	$8.08	$7.78

Average Tangible Common Equity
Average Common Equity	$255,109	$250,800	$240,188	$232,590	$231,374	$252,955	$228,625
Less: Average Intangible Assets	(3,419)	(3,466)	(3,510)	(3,558)	(3,605)	(3,442)	(3,630)
Average Tangible Common Equity	$251,690	$247,334	$236,678	$229,032	$227,769	$249,513	$224,995

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

The Company has entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of the Company’s interest rate exposure. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered certificate of deposit, wholesale borrowing, and notes payable portfolios. The hedging strategy converts variable interest rates to a fixed interest rate and is used in an effort to protect the Company from floating interest rate variability. At June 30, 2020 and December 31, 2019, these cash flow hedges had a total notional amount of

$107.0 million and $48.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2020 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

	June 30, 2020		December 31, 2019
Change (basis points) in Interest Rates	Forecasted Net	Percentage Change	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base	Interest Income	from Base
+400	$82,229	16.44%	$80,558	13.47%
+300	78,772	11.54	78,064	9.95
+200	75,220	6.51	75,591	6.47
+100	72,345	2.44	73,113	2.98
0	70,622	—	70,996	—
−100	69,819	(1.14)	68,685	(3.26)

The table above indicates that as of June 30, 2020, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 16.44% increase in net interest income. In the event of an immediate 100 basis point decrease in interest rates, the Company would experience a 1.14% decrease in net interest income.

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

LIBOR Transition

LIBOR is used as an index rate for the Company’s interest-rate swaps, subordinated debt, various investment securities and approximately 8.5% of the Company’s loans as of June 30, 2020. It is expected that the number of institutions that have been reporting information used to set LIBOR will stop doing so after 2021 when their reporting commitment ends. As a result, LIBOR may no longer be available as an index or may be seen as no longer representative of the market. Alternative reference rates are being identified, but existing contracts may not have been written to allow the use of these alternatives. The Company is evaluating the risks related to this transition and its evaluation and mitigation of risks related to the discontinuation of LIBOR may span several reporting periods through 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2020, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.A. Risk Factors

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factors apply to the Company:

The outbreak of COVID-19 has led to an economic recession and other severe disruptions in the U.S. economy and has adversely impacted certain industries in which our clients operate and impaired their ability to fulfill their financial obligations to us. As a result, we are starting to see the impact from COVID-19 on our business, and we believe that it will be significant, adverse and potentially material.

Currently, COVID-19 is spreading through the United States and the world. The spread of COVID-19 has caused severe disruptions in the U.S. economy at large, and for small businesses in particular, which has disrupted our operations. We are starting to see the impact from COVID-19 on our business, and we believe that it will be significant, adverse and potentially material. The responses on the part of the U.S. and global governments and populations have created a recessionary environment, reduced economic activity and caused significant volatility in the global stock markets. We expect that we will experience significant disruptions across our business due to these effects, leading to decreased earnings and significant loan defaults and slowdowns in our loan collections. We expect increased unemployment and recessionary concerns will adversely affect loan originations in future periods.

The outbreak of COVID-19 has resulted in a decline in our clients’ businesses, a decrease in consumer confidence, an increase in unemployment and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, the value of loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy. Although the U.S. government has introduced a number of programs designed to soften the impact of COVID-19 on small businesses, once these programs expire, our borrowers may not be able to satisfy their financial obligations to us.

In addition, COVID-19 has impacted and likely will continue to impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. Certain of our borrowers are in or have exposure to the retail and hospitality industries and are located in areas that are or were quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and consumer loan portfolio. Any new or prolonged quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations to us and could result in loan defaults.

As a result of the COVID-19 pandemic we may experience adverse financial consequences due to a number of other factors, including, but not limited to:

●	a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill and other intangible assets that could result in an impairment charge being recorded for that period, and adversely impact our results of operations and the ability of the Bank to pay dividends to us;
●	the negative effect on earnings resulting from the Bank modifying loans and agreeing to loan payment deferrals due to the COVID-19 crisis;
●	increased demand on our liquidity as we meet borrowers’ needs and cover expenses related to our business continuity plan;
●	the potential for reduced liquidity and its negative effect on our capital and leverage ratios;
●	increased cyber and payment fraud risk due to increased online and remote activity; and
●	other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

Overall, we believe that the economic impact from COVID-19 will be severe and could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

The U.S. government and banking regulators, including the Federal Reserve, have taken a number of unprecedented actions in response to the COVID-19 pandemic, which could ultimately have a material adverse effect on our business and results of operations.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP. In addition to implementing the programs contemplated by the CARES Act, the federal bank regulatory agencies have issued a steady stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation:

●	requiring banks to focus on business continuity and pandemic planning;
●	adding pandemic scenarios to stress testing;
●	encouraging bank use of capital buffers and reserves in lending programs;
●	permitting certain regulatory reporting extensions;
●	reducing margin requirements on swaps;
●	permitting certain otherwise prohibited investments in investment funds;
●	issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and
●	providing credit under the CRA for certain pandemic-related loans, investments and public service.

The COVID-19 pandemic has significantly affected the financial markets, and the Federal Reserve has taken a number of actions in response. In March 2020, the Federal Reserve dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability. The Federal Reserve also launched the Main Street Lending Program, which will offer deferred interest on four-year loans to small and mid-sized businesses. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.

COVID-19 has disrupted banking and other financial activities in the areas in which we operate and could potentially create widespread business continuity issues for us.

The COVID-19 pandemic has negatively impacted the ability of our employees and clients to engage in banking and other financial transactions in the geographic area in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of an outbreak or escalation of the COVID-19 pandemic in our market area, including because of illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. Further, we rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients.

As a participating lender in the PPP, we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some of or all PPP loan guarantees.

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24,

2020, an additional $310 billion in funding for PPP loans was authorized, and such funds became available for PPP loans beginning on April 27, 2020.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigations costs, or reputational damage caused by the PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there is a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
4.1

Indenture, dated June 19, 2020, by and between Bridgewater Bancshares, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 filed with the Form 8-K on June 19, 2020)

4.2

Forms of 5.25% Fixed-to-Floating Rate Subordinated Note due July 1, 2030 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1 hereto and incorporated herein by reference to Exhibit 4.1 filed with the Form 8-K on June 19, 2020).

10.1

Form of Subordinated Note Purchase Agreement, dated June 19, 2020, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on June 19, 2020)

10.2

Form of Registration Rights Agreement, dated June 19, 2020, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on June 19, 2020)

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended June 30, 2020 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: August 6, 2020	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)