Form 10-Q
period 2020-09-30
Bridgewater Bancshares Inc
filed 2020-11-05
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________

Commission File Number 001-38412

BRIDGEWATER BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	26-0113412 (I.R.S. Employer Identification No.)

4450 Excelsior Boulevard, Suite 100 St. Louis Park, Minnesota (Address of principal executive offices)	55416 (Zip Code)

(952) 893-6868

(Registrant’s telephone number, including area code)

3800 American Boulevard West, Suite 100, Bloomington, Minnesota 55431

(Former name, former address and former fiscal year, if change since last report)

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

The number of shares of the Common Stock outstanding as of November 2, 2020 was 28,281,741.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$91,510	$31,935
Bank-Owned Certificates of Deposit	2,862	2,654
Securities Available for Sale, at Fair Value	373,955	289,877
Loans, Net of Allowance for Loan Losses of $31,381 at September 30, 2020 (unaudited) and $22,526 at December 31, 2019	2,217,480	1,884,000
Federal Home Loan Bank (FHLB) Stock, at Cost	7,817	7,824
Premises and Equipment, Net	48,885	27,628
Accrued Interest	9,647	6,775
Goodwill	2,626	2,626
Other Intangible Assets, Net	718	861
Other Assets	19,064	14,650
Total Assets	$2,774,564	$2,268,830

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$685,773	$447,509
Interest Bearing	1,587,271	1,375,801
Total Deposits	2,273,044	1,823,310
Notes Payable	11,500	13,000
FHLB Advances	127,500	136,500
Subordinated Debentures, Net of Issuance Costs	73,665	24,733
Accrued Interest Payable	2,082	1,982
Other Liabilities	21,341	24,511
Total Liabilities	2,509,132	2,024,036

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value
Authorized 10,000,000; None Issued and Outstanding at September 30, 2020 (unaudited) and December 31, 2019	—	—
Common Stock- $0.01 par value
Common Stock - Authorized 75,000,000; Issued and Outstanding 28,710,775 at September 30, 2020 (unaudited) and 28,973,572 at December 31, 2019	287	290
Additional Paid-In Capital	110,010	112,093
Retained Earnings	149,852	127,637
Accumulated Other Comprehensive Income	5,283	4,774
Total Shareholders' Equity	265,432	244,794
Total Liabilities and Equity	$2,774,564	$2,268,830

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME
Loans, Including Fees	$26,224	$24,220	$77,250	$69,720
Investment Securities	2,100	1,910	6,387	5,739
Other	169	442	490	900
Total Interest Income	28,493	26,572	84,127	76,359

INTEREST EXPENSE
Deposits	4,840	6,209	15,734	17,932
Notes Payable	108	127	334	378
FHLB Advances	748	908	2,839	2,510
Subordinated Debentures	1,118	393	1,990	1,163
Federal Funds Purchased	—	—	107	172
Total Interest Expense	6,814	7,637	21,004	22,155

NET INTEREST INCOME	21,679	18,935	63,123	54,204
Provision for Loan Losses	3,750	900	8,850	2,100

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	17,929	18,035	54,273	52,104

NONINTEREST INCOME
Customer Service Fees	200	184	575	564
Net Gain on Sales of Available for Sale Securities	109	58	1,473	516
Net Gain on Sales of Foreclosed Assets	—	69	—	69
Other Income	848	635	2,805	1,565
Total Noninterest Income	1,157	946	4,853	2,714

NONINTEREST EXPENSE
Salaries and Employee Benefits	6,550	5,915	19,352	15,841
Occupancy and Equipment	894	761	2,279	2,202
Other Expense	2,228	2,408	8,498	8,400
Total Noninterest Expense	9,672	9,084	30,129	26,443

INCOME BEFORE INCOME TAXES	9,414	9,897	28,997	28,375
Provision for Income Taxes	2,240	2,092	6,782	5,543
NET INCOME	$7,174	$7,805	$22,215	$22,832

EARNINGS PER SHARE
Basic	$0.25	$0.27	$0.77	$0.77
Diluted	0.25	0.27	0.76	0.76
Dividends Paid Per Share	—	—	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income	$7,174	$7,805	$22,215	$22,832
Other Comprehensive Income (Loss):
Unrealized Gains on Available for Sale Securities	2,276	2,014	5,397	10,218
Unrealized Gains (Losses) on Cash Flow Hedges	7	(306)	(3,593)	(1,324)
Reclassification Adjustment for (Gains) Losses Realized in Income	204	(78)	(1,160)	(536)
Income Tax Impact	(522)	(343)	(135)	(1,755)
Total Other Comprehensive Income (Loss), Net of Tax	1,965	1,287	509	6,603
Comprehensive Income	$9,139	$9,092	$22,724	$29,435

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Nine Months Ended September 30, 2020 and 2019

(dollars in thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common Stock	Paid-In	Retained	Comprehensive
Three Months Ended	Voting	Voting	Capital	Earnings	Income (Loss)	Total

BALANCE June 30, 2019	28,986,729	$290	$113,838	$111,261	$3,748	$229,137
Stock-based Compensation	—	—	175	—	—	175
Comprehensive Income	—	—	—	7,805	1,287	9,092
Stock Repurchases	(205,567)	(2)	(2,343)	—	—	(2,345)
BALANCE September 30, 2019	28,781,162	$288	$111,670	$119,066	$5,035	$236,059

BALANCE June 30, 2020	28,837,560	$288	$110,906	$142,678	$3,318	$257,190
Stock-based Compensation	7,399	—	384	—	—	384
Comprehensive Income	—	—	—	7,174	1,965	9,139
Stock Options Exercised	2,000	—	15	—	—	15
Stock Repurchases	(137,984)	(1)	(1,295)	—	—	(1,296)
Issuance of Restricted Stock Awards	5,000	—	—	—	—	—
Forfeiture of Restricted Stock Awards	(3,200)	—	—	—	—	—
BALANCE September 30, 2020	28,710,775	$287	$110,010	$149,852	$5,283	$265,432

					Accumulated
			Additional		Other
	Shares	Common Stock	Paid-In	Retained	Comprehensive
Nine Months Ended	Voting	Voting	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2018	30,097,274	$301	$126,031	$96,234	$(1,568)	$220,998
Stock-based Compensation	—	—	524	—	—	524
Comprehensive Income	—	—	—	22,832	6,603	29,435
Stock Options Exercised	15,400	—	61	—	—	61
Stock Repurchases	(1,331,512)	(13)	(14,946)	—	—	(14,959)
BALANCE September 30, 2019	28,781,162	$288	$111,670	$119,066	$5,035	$236,059

BALANCE December 31, 2019	28,973,572	$290	$112,093	$127,637	$4,774	$244,794
Stock-based Compensation	22,610	—	1,206	—	—	1,206
Comprehensive Income (Loss)	—	—	—	22,215	509	22,724
Stock Options Exercised	17,500	—	54	—	—	54
Stock Repurchases	(315,848)	(3)	(3,343)	—	—	(3,346)
Issuance of Restricted Stock Awards	16,141	—	—	—	—	—
Forfeiture of Restricted Stock Awards	(3,200)	—	—	—	—	—
BALANCE September 30, 2020	28,710,775	$287	$110,010	$149,852	$5,283	$265,432

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$22,215	$22,832
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used for) Operating Activities:
Net Amortization on Securities Available for Sale	1,891	1,865
Net Gain on Sales of Securities Available for Sale	(1,473)	(516)
Provision for Loan Losses	8,850	2,100
Depreciation and Amortization of Premises and Equipment	660	662
Loss on Sale of Premises and Equipment	2	—
Amortization of Other Intangible Assets	143	143
Amortization of Subordinated Debt Issuance Costs	138	77
Net Gain on Sale of Foreclosed Assets	—	(69)
Stock-based Compensation	1,206	524
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(3,993)	129
Accrued Interest Payable and Other Liabilities	(11,716)	4,158
Net Cash Provided by Operating Activities	17,923	31,905

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-owned Certificates of Deposit	(208)	651
Proceeds from Sales of Securities Available for Sale	38,832	42,864
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	23,629	28,693
Purchases of Securities Available for Sale	(140,974)	(73,628)
Net Increase in Loans	(342,464)	(181,054)
Net (Increase) Decrease in FHLB Stock	7	(410)
Purchases of Premises and Equipment	(22,040)	(13,352)
Proceeds from Sales of Foreclosed Assets	134	1,102
Net Cash Used in Investing Activities	(443,084)	(195,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	449,734	241,302
Net Decrease in Federal Funds Purchased	—	(18,000)
Principal Payments on Notes Payable	(1,500)	(1,500)
Proceeds from FHLB Advances	96,000	37,500
Principal Payments on FHLB Advances	(105,000)	(20,000)
Issuance of Subordinated Debt, net of Issuance Costs	48,794	—
Stock Options Exercised	54	61
Stock Repurchases	(3,346)	(14,959)
Net Cash Provided by Financing Activities	484,736	224,404

NET CHANGE IN CASH AND CASH EQUIVALENTS	59,575	61,175
Cash and Cash Equivalents Beginning	31,935	28,444
Cash and Cash Equivalents Ending	$91,510	$89,619

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$20,766	$22,121
Cash Paid for Income Taxes	7,917	3,800
Loans Transferred to Foreclosed Assets	134	1,033
Premises and Equipment Transferred to Other Assets	121	—
Net Investment Securities Purchased but Not Settled	2,059	—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020.

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

Paycheck Protection Program Loan Segment

The Company maintains a separate general valuation allowance for each portfolio segment. The Paycheck Protection Program, or PPP, loan segment was added by the Company in the second quarter of 2020. PPP loans are loans to businesses, sole proprietorships, independent contractors and self-employed individuals who meet certain criteria and eligibility requirements through a loan program established by the Coronavirus Aid, Relief and Economic Security Act, or, CARES Act, and administered through the Small Business Administration (SBA). PPP loans generally have a two year term and earn interest at 1%. The Company believes that the primary source of repayment will be forgiveness granted by the SBA in accordance with the terms of the program. Credit risk in these loans is limited due to a full guarantee by the U.S. Government. The Company does not assign risk ratings to loans in this segment and will continue to monitor segment performance as circumstances evolve.

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

Additionally, Section 4013 of the CARES Act that passed on March 27, 2020 further provides banks with the option to elect either or both of the following, from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates:

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued, if certain criteria are met. LIBOR is used as an index rate for the Company’s interest-rate swaps, subordinated debt, various investment securities, and approximately 8.6% of the Company’s loans as of September 30, 2020.

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

Subsequent Events

Subsequent events have been evaluated through November 5, 2020, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of stock compensation. For the three and nine months ended September 30, 2020, stock options and restricted stock awards of approximately 557,000 and 557,000, respectively, were excluded from the calculation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2019, stock options of approximately 100,000 and 135,000, respectively were excluded from the calculation because their effect would have been anti-dilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income Available to Common Shareholders	$7,174	$7,805	$22,215	$22,832
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	28,683,855	28,820,144	28,717,142	29,535,589
Dilutive Effect of Stock Compensation	490,746	677,817	583,621	645,967
Weighted Average Common Stock Outstanding (Dilutive)	29,174,601	29,497,961	29,300,763	30,181,556

Basic Earnings per Common Share	$0.25	$0.27	$0.77	$0.77
Diluted Earnings per Common Share	0.25	0.27	0.76	0.76

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at September 30, 2020 and December 31, 2019:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$97,294	$8,354	$(394)	$105,254
Mortgage-Backed Securities	116,252	2,517	(410)	118,359
Corporate Securities	68,043	1,006	(543)	68,506
SBA Securities	42,934	26	(453)	42,507
Asset-Backed Securities	38,846	683	(200)	39,329
Total Securities Available for Sale	$363,369	$12,586	$(2,000)	$373,955

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$4,990	$8	$—	$4,998
Municipal Bonds	99,441	6,338	(36)	105,743
Mortgage-Backed Securities	64,312	697	(281)	64,728
Corporate Securities	49,674	633	(131)	50,176
SBA Securities	50,126	35	(602)	49,559
Asset-Backed Securities	14,673	—	—	14,673
Total Securities Available for Sale	$283,216	$7,711	$(1,050)	$289,877

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2020
Municipal Bonds	$13,593	$(387)	$223	$(7)	$13,816	$(394)
Mortgage-Backed Securities	28,897	(410)	2,481	—	31,378	(410)
Corporate Securities	22,714	(472)	1,429	(71)	24,143	(543)
SBA Securities	6,585	(16)	30,740	(437)	37,325	(453)
Asset-Backed Securities	15,073	(200)	—	—	15,073	(200)
Total Securities Available for Sale	$86,862	$(1,485)	$34,873	$(515)	$121,735	$(2,000)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2019
Municipal Bonds	$2,760	$(23)	$1,390	$(13)	$4,150	$(36)
Mortgage-Backed Securities	32,276	(242)	3,098	(39)	35,374	(281)
Corporate Securities	8,350	(131)	—	—	8,350	(131)
SBA Securities	11,907	(64)	31,036	(538)	42,943	(602)
Total Securities Available for Sale	$55,293	$(460)	$35,524	$(590)	$90,817	$(1,050)

At September 30, 2020, 155 debt securities had unrealized losses with aggregate depreciation of approximately 1.6% from the Company’s amortized cost basis. At December 31, 2019, 110 debt securities had unrealized losses with aggregate depreciation of approximately 1.1% from the Company’s amortized cost basis. These unrealized losses related principally to changes in interest rates and were not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold these debt securities for the foreseeable future, no declines were deemed to be other than temporary as of September 30, 2020.

The following presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of September 30, 2020. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

September 30, 2020	Amortized Cost	Fair Value
Due in One Year or Less	$6,772	$6,796
Due After One Year Through Five Years	49,190	50,410
Due After Five Years Through 10 Years	90,941	95,762
Due After 10 Years	18,434	20,792
Subtotal	165,337	173,760
Mortgage-Backed Securities	116,252	118,359
SBA Securities	42,934	42,507
Asset-Backed Securities	38,846	39,329
Totals	$363,369	$373,955

As of September 30, 2020 and December 31, 2019, the securities portfolio was unencumbered.

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Proceeds From Sales of Securities	$4,794	$2,555	$38,832	$42,864
Gross Gains on Sales	123	58	1,561	774
Gross Losses on Sales	(14)	—	(88)	(258)

Note 4: Loans

The following table presents the components of the loan portfolio at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Commercial	$287,254	$276,035
Paycheck Protection Program	181,596	—
Construction and Land Development	175,882	196,776
Real Estate Mortgage:
1-4 Family Mortgage	286,089	260,611
Multifamily	585,814	515,014
CRE Owner Occupied	75,963	66,584
CRE Non-owner Occupied	660,058	592,545
Total Real Estate Mortgage Loans	1,607,924	1,434,754
Consumer and Other	6,572	4,473
Total Loans, Gross	2,259,228	1,912,038
Allowance for Loan Losses	(31,381)	(22,526)
Net Deferred Loan Fees	(10,367)	(5,512)
Total Loans, Net	$2,217,480	$1,884,000

The following table presents the activity in the allowance for loan losses, by segment, for the three months ended September 30, 2020 and 2019:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Three Months Ended September 30, 2020	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$5,192	$90	$2,173	$3,322	$6,697	$964	$8,323	$174	$698	$27,633
Provision for Loan Losses	115	1	63	384	1,622	140	1,177	3	245	3,750
Loans Charged-off	(5)	—	—	—	—	—	—	(1)	—	(6)
Recoveries of Loans	1	—	—	3	—	—	—	—	—	4
Total Ending Allowance Balance	$5,303	$91	$2,236	$3,709	$8,319	$1,104	$9,500	$176	$943	$31,381

Three Months Ended September 30, 2019
Allowance for Loan Losses:
Beginning Balance	$3,181	$—	$2,246	$2,827	$4,994	$844	$6,485	$66	$719	$21,362
Provision for Loan Losses	196	—	196	(15)	183	5	50	18	267	900
Loans Charged-off	(141)	—	—	—	—	—	—	(3)	—	(144)
Recoveries of Loans	2	—	—	3	—	—	—	1	—	6
Total Ending Allowance Balance	$3,238	$—	$2,442	$2,815	$5,177	$849	$6,535	$82	$986	$22,124

The following table presents the activity in the allowance for loan losses, by segment, for the nine months ended September 30, 2020 and 2019:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Nine Months Ended September 30, 2020	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$3,058	$—	$2,202	$2,839	$5,824	$792	$6,972	$85	$754	$22,526
Provision for Loan Losses	2,279	91	34	819	2,495	312	2,528	103	189	8,850
Loans Charged-off	(39)	—	—	—	—	—	—	(15)	—	(54)
Recoveries of Loans	5	—	—	51	—	—	—	3	—	59
Total Ending Allowance Balance	$5,303	$91	$2,236	$3,709	$8,319	$1,104	$9,500	$176	$943	$31,381

Nine Months Ended September 30, 2019
Allowance for Loan Losses:
Beginning Balance	$2,898	$—	$2,451	$2,597	$4,644	$808	$5,872	$65	$696	$20,031
Provision for Loan Losses	495	—	(10)	53	533	41	663	35	290	2,100
Loans Charged-off	(160)	—	—	—	—	—	—	(23)	—	(183)
Recoveries of Loans	5	—	1	165	—	—	—	5	—	176
Total Ending Allowance Balance	$3,238	$—	$2,442	$2,815	$5,177	$849	$6,535	$82	$986	$22,124

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of September 30, 2020 and December 31, 2019:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Allowance for Loan Losses at September 30, 2020	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Individually Evaluated for Impairment	$40	$—	$—	$144	$—	$—	$—	$13	$—	$197
Collectively Evaluated for Impairment	5,263	91	2,236	3,565	8,319	1,104	9,500	163	943	31,184
Totals	$5,303	$91	$2,236	$3,709	$8,319	$1,104	$9,500	$176	$943	$31,381

Allowance for Loan Losses at December 31, 2019
Individually Evaluated for Impairment	$31	$—	$—	$—	$—	$—	$—	$14	$—	$45
Collectively Evaluated for Impairment	3,027	—	2,202	2,839	5,824	792	6,972	71	754	22,481
Totals	$3,058	$—	$2,202	$2,839	$5,824	$792	$6,972	$85	$754	$22,526

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Loans at September 30, 2020	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Individually Evaluated for Impairment	$432	$—	$156	$1,773	$—	$1,589	$12,111	$13	$16,074
Collectively Evaluated for Impairment	286,822	181,596	175,726	284,316	585,814	74,374	647,947	6,559	2,243,154
Totals	$287,254	$181,596	$175,882	$286,089	$585,814	$75,963	$660,058	$6,572	$2,259,228

Loans at December 31, 2019
Individually Evaluated for Impairment	$273	$—	$176	$1,059	$—	$236	$—	$14	$1,758
Collectively Evaluated for Impairment	275,762	—	196,600	259,552	515,014	66,348	592,545	4,459	1,910,280
Totals	$276,035	$—	$196,776	$260,611	$515,014	$66,584	$592,545	$4,473	$1,912,038

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Commercial	$312	$312	$—	$167	$167	$—
Construction and Land Development	156	765	—	176	785	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	884	884	—	302	489	—
1st REM - Rentals	745	745	—	757	757	—
CRE Owner Occupied	1,589	1,589	—	236	236	—
CRE Non Owner Occupied	12,111	12,111	—	—	—	—
Totals	15,797	16,406	—	1,638	2,434	—

Loans With An Allowance for Loan Losses:
Commercial	120	123	40	106	109	31
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	144	331	144	—	—	—
Consumer and Other	13	13	13	14	14	14
Totals	277	467	197	120	123	45
Grand Totals	$16,074	$16,873	$197	$1,758	$2,557	$45

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$272	$4	$—	$—	$277	$9	$—	$—
Construction and Land Development	162	—	2,410	35	168	—	2,734	122
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	865	11	155	2	804	31	156	6
1st REM - 1-4 Family	—	—	617	6	—	—	617	18
1st REM - Rentals	748	8	760	11	753	21	766	29
CRE Owner Occupied	1,594	21	338	5	1,602	65	406	17
CRE Non Owner Occupied	12,115	172	—	—	12,145	514	—	—
Totals	15,756	216	4,280	59	15,749	640	4,679	192

Loans With An Allowance for Loan Losses:
Commercial	121	1	133	6	124	2	138	7
Construction and Land Development	—	—	50	1	—	—	50	1
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	144	—	305	—	144	—	306	—
1st REM - Rentals	—	—	128	3	—	—	129	3
Consumer and Other	13	—	14	2	13	1	54	2
	278	1	630	12	281	3	677	13
Grand Totals	$16,034	$217	$4,910	$71	$16,030	$643	$5,356	$205

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

The following tables present the risk category of loans by loan segment as of September 30, 2020 and December 31, 2019, based on the most recent analysis performed by management:

	September 30, 2020
	Pass	Watch	Substandard	Total
Commercial	$266,555	$20,267	$432	$287,254
Paycheck Protection Program	181,596	—	—	181,596
Construction and Land Development	175,597	129	156	175,882
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,924	—	884	29,808
1st REM - 1-4 Family	37,134	706	173	38,013
LOCs and 2nd REM - Rentals	19,493	—	144	19,637
1st REM - Rentals	197,301	758	572	198,631
Multifamily	585,814	—	—	585,814
CRE Owner Occupied	74,374	—	1,589	75,963
CRE Non-owner Occupied	618,890	29,057	12,111	660,058
Consumer and Other	6,559		13	6,572
Totals	$2,192,237	$50,917	$16,074	$2,259,228

	December 31, 2019
	Pass	Watch	Substandard	Total
Commercial	$275,741	$21	$273	$276,035
Construction and Land Development	196,462	138	176	196,776
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,483	138	—	28,621
1st REM - 1-4 Family	36,370	124	177	36,671
LOCs and 2nd REM - Rentals	17,890	479	302	18,671
1st REM - Rentals	174,781	1,287	580	176,648
Multifamily	515,014	—	—	515,014
CRE Owner Occupied	65,411	—	1,173	66,584
CRE Non-owner Occupied	589,457	3,088	—	592,545
Consumer and Other	4,459	—	14	4,473
Totals	$1,904,068	$5,275	$2,695	$1,912,038

The following tables present the aging of the recorded investment in past due loans by loan segment as of September 30, 2020 and December 31, 2019:

	Accruing Interest
		30-89 Days	90 Days or
September 30, 2020	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$287,228	$19	$—	$7	$287,254
Paycheck Protection Program	181,596	—	—	—	181,596
Construction and Land Development	175,287	439	—	156	175,882
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	29,808	—	—	—	29,808
1st REM - 1-4 Family	38,013	—	—	—	38,013
LOCs and 2nd REM - Rentals	19,493	—	—	144	19,637
1st REM - Rentals	198,505	—	—	126	198,631
Multifamily	585,814	—	—	—	585,814
CRE Owner Occupied	75,963	—	—	—	75,963
CRE Non-owner Occupied	660,058	—	—	—	660,058
Consumer and Other	6,572	—	—	—	6,572
Totals	$2,258,337	$458	$—	$433	$2,259,228

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2019	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$276,028	$—	$—	$7	$276,035
Construction and Land Development	196,600	—	—	176	196,776
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,621	—	—	—	28,621
1st REM - 1-4 Family	36,671	—	—	—	36,671
LOCs and 2nd REM - Rentals	18,527	—	—	144	18,671
1st REM - Rentals	176,114	400	—	134	176,648
Multifamily	515,014	—	—	—	515,014
CRE Owner Occupied	66,584	—	—	—	66,584
CRE Non-owner Occupied	592,545	—	—	—	592,545
Consumer and Other	4,470	3	—	—	4,473
Totals	$1,911,174	$403	$—	$461	$1,912,038

At September 30, 2020, there were four loans classified as troubled debt restructurings with a current outstanding balance of $820. At December 31, 2019, there were three loans classified as troubled debt restructurings with an outstanding balance of $452. There was one new loan classified as a troubled debt restructuring during the nine month period ended September 30, 2020 and no loans classified as troubled debt restructurings during the previous twelve months subsequently defaulted during the nine months ended September 30, 2020.

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

The following table presents a summary of closed loan modifications made in response to the COVID-19 pandemic, by loan segment and modification type, as of September 30, 2020:

	Interest-Only		Payment Deferral		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$11,705	21	$414	2	$12,119	23
Construction and Land Development	—	—	—	—	—	—
Real Estate Mortgage:
1 - 4 Family Mortgage	5,589	10	—	—	5,589	10
Multifamily	42,273	6	—	—	42,273	6
CRE Owner Occupied	1,646	4	1,502	3	3,148	7
CRE Nonowner Occupied	99,672	35	28,580	6	128,252	41
Consumer and Other	—	—	—	—	—	—
Totals	$160,885	76	$30,496	11	$191,381	87

Note 5: Premises and Equipment

Premises and equipment are summarized as follows as of September 30, 2020 and December 31, 2019:

	Range of	September 30,	December 31,
	Useful Lives	2020	2019
Land	N/A	$5,174	$5,174
Building	15 - 39 Years	39,139	3,487
Leasehold Improvements	3 ‑ 10 Years	2,538	3,344
Furniture and Equipment	3 ‑ 5 Years	5,398	3,902
Construction in Progress	N/A	—	16,693
Subtotal		52,249	32,600
Accumulated Depreciation		(3,364)	(4,972)
Totals		$48,885	$27,628

Depreciation and amortization expense charged to noninterest expense for the three months ended September 30, 2020 and 2019 totaled $280 and $244, respectively. Depreciation and amortization expense charged to noninterest expense for the nine months ended September 30, 2020 and 2019 totaled $660 and $662, respectively. Construction in progress represents amounts paid for the construction of the Company’s new corporate headquarters building. The new corporate headquarters building was placed into service in the third quarter of 2020.

Note 6: Deposits

The following table presents the composition of deposits at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Transaction Deposits	$1,008,026	$712,136
Savings and Money Market Deposits	498,397	516,785
Time Deposits	363,897	360,027
Brokered Deposits	402,724	234,362
Totals	$2,273,044	$1,823,310

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements:
Assets	$49,842	$3,581	$7,140	$150
Liabilities	49,842	(3,581)	7,140	(150)
Total	$99,684	$—	$14,280	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered certificate of deposit, wholesale borrowing, and notes payable portfolios. During the next 12 months, the Company estimates that $846 will be reclassified to interest expense.

The following tables present a summary of the Company’s interest rate swaps designated as cash flow hedges as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Notional Amount	$111,500	$48,000
Weighted Average Pay Rate	1.30%	1.89%
Weighted Average Receive Rate	0.30%	2.25%
Weighted Average Maturity (Years)	4.18	3.53
Net Unrealized Loss	$(3,899)	$(618)

	September 30, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements:
Assets	$5,000	$10	$18,000	$134
Liabilities	106,500	(3,909)	30,000	(752)

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the nine months ended September 30, 2020 and 2019:

		Nine Months Ended September 30,
(dollars in thousands)		2020	2019
Derivatives in	Location of Gain or	Gain (Loss)
Cash Flow Hedging	(Loss) Reclassified	Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings
Interest Rate Swaps	Interest Expense	$(313)	$20

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three and nine months ended September 30, 2020 and 2019, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 8: Subordinated Debentures

On June 19, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors and qualified institutional buyers pursuant to which the Company sold and issued $50,000 in aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”). The 2030 Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. Issuance costs were $1,127 and have been netted against subordinated debt on the consolidated balance sheets. These costs are being amortized over five years, which represents the period from issuance to the first redemption date of July 1, 2025. Total amortization expense for the three months and nine months ended September 30, 2020 was $60. On October 13, 2020, the Company completed an offer to exchange up to $50,000 total principal amount of the 2030 Notes for substantially identical subordinated notes registered under the Securities Act of 1933, in satisfaction of the Company’s obligations under a registration rights agreement entered into with the initial purchasers of the 2030 Notes. $47,000 of the $50,000 of the 2030 Notes were exchanged in the exchange offer.

The 2030 Notes mature on July 1, 2030, with a fixed rate of 5.25% payable semi-annually for five years until July 1, 2025. Thereafter, the interest rate converts to a variable interest rate, reset quarterly, equal to the three-month term Secured Overnight Financing Rate, or SOFR, plus 513 basis points, and payments become payable quarterly in arrears until either the early redemption date or the maturity date. The Notes are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are redeemable by the Company, in whole or in part, on or after July 1, 2025, and at any time upon the occurrence of certain events. Any redemption by the Company would be at a redemption price equal to 100% of the outstanding principal amount of the 2030 Notes being redeemed, including any accrued and unpaid interest thereon.

On July 12, 2017, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors whereby the Company sold and issued $25,000 in aggregate principal amount of 5.875% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “2027 Notes”). The 2027 Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. Issuance costs were $516 and have been netted against subordinated debt on the consolidated balance sheets. These costs are being amortized over five years, which represents the period from issuance to the first redemption date of July 15, 2022. Total amortization expense for the three months and nine months ended September 30, 2020, was $26 and $78, respectively, with $189 remaining to be amortized as of September 30, 2020.

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

The following table presents the Company’s investments in qualified affordable housing projects and other tax credit investments at September 30, 2020 and December 31, 2019:

		September 30, 2020		December 31, 2019
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$1,937	$—	$2,148	$—
Federal Historic Tax Credit (FHTC)	Equity	2,344	2,394	2,262	3,395
Total		$4,281	$2,394	$4,410	$3,395
(1)	All commitments are expected to be paid by the Company by September 30, 2021.

The following table presents the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization Expense (1)
LIHTC	$70	$72	$211	$216
FHTC	146	530	592	2,097
Total	$216	$602	$803	$2,313
Tax Benefit Recognized (2)
LIHTC	$(83)	$(83)	$(248)	$(248)
FHTC	(220)	(641)	(837)	(2,539)
Total	$(303)	$(724)	$(1,085)	$(2,787)
(1)	The amortization expense for the LIHTC investments are included in income tax expense. The amortization for the FHTC tax credits are included in noninterest expense.
(2)	All of the tax benefits recognized are included in income tax expense. The tax benefit recognized for the FHTC investments primarily reflects the tax credits generated from the investments, and excludes the net tax expense/benefit of the investments’ income/loss.

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

The following commitments were outstanding at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Unfunded Commitments Under Lines of Credit	$605,994	$500,962
Letters of Credit	85,901	79,225
Totals	$691,895	$580,187

The Company had outstanding letters of credit with the FHLB in total amounts of $74,207 and $108,502 at September 30, 2020 and December 31, 2019, respectively, on behalf of customers and to secure public deposits.

On August 24, 2020, the Company opened its newly constructed office complex in St. Louis Park, Minnesota. The remaining contractual obligations relating to the construction costs of the building are minimal.

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

Note 11: Stock Options and Restricted Stock Awards

The Company established the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (the “2012 Plan”) under which the Company may grant options to its directors, officers, employees, and consultants for up to 750,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2012 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of five years. As of September 30, 2020 and December 31, 2019, there were 30,000 and -0- shares, respectively, of the Company’s common stock reserved for future option grants under the 2012 Plan.

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of September 30, 2020 and December 31, 2019, there were 313,600 and 310,600 of remaining shares of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of September 30, 2020 and December 31, 2019, there were 771,489 and 867,040 of remaining shares of the Company’s common stock reserved for future grants under the 2019 EIP.

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

The weighted average assumptions used in the model for valuing stock option grants for the nine months ended September 30, 2020, are as follows:

	September 30,
	2020
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	44.14%
Risk-Free Interest Rate	0.68%

The following table presents a summary of the status of the Company’s stock option grants for the nine months ended September 30, 2020:

	September 30, 2020
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,961,650	$7.08
Granted	60,000	10.61
Exercised	(17,500)	3.11
Forfeitures	(33,000)	7.47
Outstanding at Period End	1,971,150	$7.22

Options Exercisable at Period End	1,010,550	$5.21

For the three months ended September 30, 2020 and 2019, the Company recognized compensation expense for stock options of $205 and $175, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized compensation expense for stock options of $653 and $524, respectively.

The following table presents information pertaining to options outstanding at September 30, 2020:

	Options Outstanding			Options Exercisable
	Number	Remaining			Number
Exercise Price	Outstanding	Contractual Life		Exercise Price	Outstanding
$2.13	66,750	2.5	Years	$2.13	66,750
3.00	447,500	3.3	Years	3.00	447,500
3.58	45,000	4.3	Years	3.58	45,000
7.47	988,900	7.0	Years	7.47	400,300
13.22	25,000	7.6	Years	13.22	10,000
12.86	45,000	7.9	Years	12.86	18,000
12.94	30,000	8.0	Years	12.94	6,000
11.59	25,000	8.1	Years	11.59	5,000
11.15	10,000	8.4	Years	11.15	2,000
11.13	50,000	8.9	Years	11.13	10,000
12.92	178,000	9.2	Years	12.92	—
12.67	25,000	9.4	Years	12.67	—
8.76	25,000	9.5	Years	8.76	—
10.08	10,000	9.7	Years	10.08	—
Totals	1,971,150	6.3	Years	$7.22	1,010,550

As of September 30, 2020, there was $2,256 of total unrecognized compensation cost related to nonvested stock options granted under the 2012 Plan, 2017 Plan and 2019 EIP that is expected to be recognized over a weighted-average period of 4.8 years.

The following presents an analysis of nonvested stock options issued and outstanding for the nine months ended September 30, 2020:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2019	969,600	$3.08
Granted	60,000	4.39
Vested	(36,000)	3.02
Forfeited	(33,000)	2.80
Nonvested Options at September 30, 2020	960,600	$3.17

Restricted Stock Awards

In 2019, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with voting and forfeitable dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the nine months ended September 30, 2020:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Awards at December 31, 2019	132,960	$12.92
Granted	16,141	10.11
Vested	—	—
Forfeited	(3,200)	12.92
Nonvested Awards at September 30, 2020	145,901	$12.61

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three and nine months ended September 30, 2020, the Company recognized compensation expense for restricted stock awards of $109 and $330, respectively. No compensation expense was recognized for restricted stock awards for the three and nine months ended September 30, 2019.

As of September 30, 2020, there was $1,479 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a period of four years.

In addition, during the nine months ended September 30, 2020, the Company issued 22,610 shares of common stock to directors as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to directors of $222 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following tables present the Company and the Bank’s capital amounts and ratios as of September 30, 2020 and December 31, 2019:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$359,597	15.45%	$186,206	8.00%	$244,396	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	256,805	11.03	139,655	6.00	197,844	8.50	N/A	N/A
Common Equity Tier 1 Capital	256,805	11.03	104,741	4.50	162,931	7.00	N/A	N/A
Tier 1 Leverage Ratio	256,805	9.83	104,543	4.00	104,543	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$322,276	13.85%	$186,104	8.00%	$244,262	10.50%	$232,630	10.00%
Tier 1 Risk-Based Capital	293,164	12.60	139,578	6.00	197,736	8.50	186,104	8.00
Common Equity Tier 1 Capital	293,164	12.60	104,684	4.50	162,841	7.00	151,210	6.50
Tier 1 Leverage Ratio	293,164	11.24	104,350	4.00	104,350	4.00	130,437	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$269,613	12.98%	$166,163	8.00%	$218,089	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	236,533	11.39	124,623	6.00	176,549	8.50	N/A	N/A
Common Equity Tier 1 Capital	236,533	11.39	93,467	4.50	145,393	7.00	N/A	N/A
Tier 1 Leverage Ratio	236,533	10.69	88,498	4.00	88,498	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$252,501	12.16%	$166,137	8.00%	$218,055	10.50%	$207,671	10.00%
Tier 1 Risk-Based Capital	243,461	11.72	124,603	6.00	176,521	8.50	166,137	8.00
Common Equity Tier 1 Capital	243,461	11.72	93,452	4.50	145,370	7.00	134,986	6.50
Tier 1 Leverage Ratio	243,461	11.01	88,455	4.00	88,455	4.00	110,569	5.00

The Company and the Bank must maintain a capital conservation buffer, as defined by Basel III regulatory capital guidelines, in order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers.

Note 13: Stock Repurchase Program

On January 22, 2019, the Company adopted a stock repurchase program. Under the initial terms of the repurchase program, the Company could repurchase up to $15.0 million of its common stock during the 24-month period beginning on January 22, 2019. The stock repurchase program permits the Company’s management to acquire shares of the Company’s common stock from time to time in the open market in accordance with Rule 10b-18 of the Exchange Act or in privately negotiated transactions at prices management considers to be attractive and in the best interests of the Company and its shareholders. The stock repurchase program does not obligate the Company to repurchase shares of its common stock.

Any repurchases are subject to compliance with applicable laws and regulations. Repurchases are conducted in consideration of general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The stock repurchase program may be modified, suspended or discontinued at any time at the discretion of the Company’s Board of Directors.

On July 23, 2019, the Company’s Board of Directors approved a $10.0 million increase to the Company’s stock repurchase program, increasing the authorization to repurchase common stock under the program from a total of $15.0 million to up to a total of $25.0 million. The stock repurchase program continues through January 22, 2021.

In response to the pandemic and the related economic and market uncertainty, the Company stopped repurchasing shares under the program on March 16, 2020. Strong earnings and capital growth coupled with better asset quality visibility as loan modifications expired, supported management’s decision to resume repurchases under the Company’s stock repurchase program late in the third quarter of 2020. The Company remains committed to maintaining strong capital levels with enhancing shareholder value as it strategically executes its stock repurchase program in this fluid economic environment. During the three months ended September 30, 2020, the Company repurchased 137,984 shares of its common stock, representing less than 1% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $9.39 for a total of $1.3 million. During the nine months ended September 30, 2020, the Company repurchased 315,848 shares of its common stock, representing approximately 1% of the Company’s outstanding shares. Shares were repurchased at a weighted average price of $10.59 for a total of $3.3 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At September 30, 2020, the remaining amount that could be used to repurchase shares under the stock repurchase program was $6.7 million.

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	$—	$105,254	$—	$105,254
Mortgage-Backed Securities	—	118,359	—	118,359
Corporate Securities	—	68,506	—	68,506
SBA Securities	—	42,507	—	42,507
Asset-Backed Securities	—	39,329	—	39,329
Interest Rate Swaps	—	3,591	—	3,591
Total Fair Value of Financial Assets	$—	$377,546	$—	$377,546
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$7,490	$—	$7,490
Total Fair Value of Financial Liabilities	$—	$7,490	$—	$7,490

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$4,998	$—	$—	$4,998
Municipal Bonds	—	105,743	—	105,743
Mortgage-Backed Securities	—	64,728	—	64,728
Corporate Securities	—	50,176	—	50,176
SBA Securities	—	49,559	—	49,559
Asset-Backed Securities	—	14,673	—	14,673
Interest Rate Swaps	—	284	—	284
Total Fair Value of Financial Assets	$4,998	$285,163	$—	$290,161
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$902	$—	$902
Total Fair Value of Financial Liabilities	$—	$902	$—	$902

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$80	$—	$197
Totals	$—	$80	$—	$197

	December 31, 2019
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$75	$—	$206
Totals	$—	$75	$—	$206

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

The following tables present the carrying amount and estimated fair values of financial instruments at September 30, 2020 and December 31, 2019:

	September 30, 2020
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$91,510	$91,510	$—	$—	$91,510
Bank-Owned Certificates of Deposit	2,862	—	2,920	—	2,920
Securities Available for Sale	373,955	—	373,955	—	373,955
FHLB Stock, at Cost	7,817	—	7,817	—	7,817
Loans, Net	2,217,480	—	2,256,282	—	2,256,282
Accrued Interest Receivable	9,647	—	9,647	—	9,647
Interest Rate Swaps	3,591	—	3,591	—	3,591

Financial Liabilities:
Deposits	$2,273,044	$—	$2,281,737	$—	$2,281,737
Notes Payable	11,500	—	11,502	—	11,502
FHLB Advances	127,500	—	134,533	—	134,533
Subordinated Debentures	73,665	—	74,964	—	74,964
Accrued Interest Payable	2,082	—	2,082	—	2,082
Interest Rate Swaps	7,490	—	7,490	—	7,490

	December 31, 2019
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$31,935	$31,935	$—	$—	$31,935
Bank-Owned Certificates of Deposit	2,654	—	2,677	—	2,677
Securities Available for Sale	289,877	4,998	284,879	—	289,877
FHLB Stock, at Cost	7,824	—	7,824	—	7,824
Loans, Net	1,884,000	—	1,891,987	—	1,891,987
Accrued Interest Receivable	6,775	—	6,775	—	6,775
Interest Rate Swaps	284	—	284	—	284

Financial Liabilities:
Deposits	$1,823,310	$—	$1,821,915	$—	$1,821,915
Notes Payable	13,000	—	13,022	—	13,022
FHLB Advances	136,500	—	141,152	—	141,152
Subordinated Debentures	24,733	—	25,309	—	25,309
Accrued Interest Payable	1,982	—	1,982	—	1,982
Interest Rate Swaps	902	—	902	—	902

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and was not material at September 30, 2020 and December 31, 2019.

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

Note 15: Subsequent Events

On October 27, 2020, the Company’s Board of Directors approved a $15 million increase to the Company’s previously announced stock repurchase program, increasing the amount of common stock to be repurchased from $25 million to up to $40 million for the duration of the program. Additionally, the Board extended the stock repurchase program to run through October 27, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2020. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or the SEC, on March 12, 2020.

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

Overview

The Company is a financial holding company headquartered in St. Louis Park, Minnesota. The principal sources of funds for loans and investments are transaction, savings, time, and other deposits, and short-term and long-term borrowings. The Company’s principal sources of income are interest and fees collected on loans, interest and dividends earned on investment securities and service charges. The Company’s principal expenses are interest paid on deposit accounts and borrowings, employee compensation and other overhead expenses. The Company’s simple, efficient business model of providing responsive support and unconventional experiences to clients continues to be the underlying principle that drives the Company’s profitable growth.

During the third quarter of 2020, the Company opened its newly constructed office complex in St. Louis Park, Minnesota. The Company relocated its headquarters from Bloomington, Minnesota and relocated its current branch location in St. Louis Park to the new office complex.

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

Effects on the Company’s Market Area. The Company’s primary banking market area is the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area. In Minnesota, the Governor issued an order on March 25, 2020 that, subject to limited exceptions, required individuals to stay at home and non-essential businesses to cease all activities, other than minimum basic operations. This order was lifted as of May 18, 2020, and the state has continued its phased-in approach to reopening, where businesses must operate under certain restrictions based on the nature and industry of the business. Recent increases in COVID-19 infections locally and across the nation have created uncertainty surrounding future restrictions, companies’ operations, and the impacts on the economy.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.00% on March 16, 2020, reaching a current range of 0.00 – 0.25%.
●	On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration, or SBA, referred to as the Paycheck Protection Program, or PPP. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings, or TDRs, for a limited period of time to account for the effects of COVID-19. The Company is applying this guidance to qualifying loan modifications.
●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.
●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which established two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program is $600 billion. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans pledged to the facility from their leverage ratio.
●	On August 3, 2020, the FFIEC issued a joint statement on Additional Loan Accommodations Related to COVID-19, which, among other things, encouraged financial institutions to consider prudent additional loan accommodation options when borrowers are unable to meet their obligations due to continuing financial challenges. Accommodation options should be based on prudent risk management and consumer protection principles.
●	In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic

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

Capital and Liquidity. At September 30, 2020, the Company and Bank’s capital ratios were in excess of all regulatory requirements. The Company maintains access to multiple sources of liquidity.

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

Asset Valuation. During the nine months ended September 30, 2020, the economic turmoil and market volatility resulting from the COVID-19 pandemic resulted in a substantial decrease in the Company’s stock price and market capitalization. The Company believed such decrease was a triggering event requiring an interim goodwill impairment analysis as of March 31, 2020. The Company performed an interim analysis and determined that goodwill was not more likely than not impaired, resulting in no impairment charge for the period. In the event that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At September 30, 2020, the Company had goodwill of $2.6 million.

Active Management of Credit Risk. The Company has modified its internal policies to increase oversight and analysis of all credits, especially in vulnerable industries such as hospitality and restaurants to proactively monitor evolving credit risk. With the change in economic conditions and uncertain duration of the COVID-19 pandemic, the Company’s portfolio is expected to be negatively impacted and management anticipates delinquencies and charge-offs could rise in future periods. The Company has not yet experienced charge-offs related to the COVID-19 pandemic, but the continued uncertainty regarding the severity and duration of the pandemic and related economic effects has and will continue to affect the Company’s estimate of its allowance for loan losses and resulting provision for loan losses. The Company will continue to monitor credits closely while working with clients to provide relief when appropriate.

COVID-19 Related Loan Deferrals and PPP Lending. The Company has developed programs for assisting existing clients through this uncertain time by providing, when appropriate, loan modifications that may include loan payment deferrals or interest-only modifications. As of September 30, 2020, the Company had active loan modifications for 87 loans totaling $191.4 million. Of that total, loan modifications to interest-only payments totaled $160.9 million and loans with payment deferrals totaled $30.5 million. In accordance with recent regulatory guidance and the CARES Act, loans modified in response to the COVID-19 pandemic are not considered TDRs. New modification activity has been limited in the third quarter of 2020.

In a further effort to assist both existing and new clients, the Company participated in government loan programs through the SBA, primarily the PPP. As of September 30, 2020, principal balances originated under the program totaled $181.6 million. The Company has generated fees from the SBA, net of costs, of $5.7 million, $1.2 million of which was recognized in the nine months ended September 30, 2020. In the third quarter of 2020, the Company began to shift its efforts to principal forgiveness processing; however, the SBA did not grant forgiveness to any borrowers during the third quarter of 2020.

Processes, Controls, and Business Continuity. The Company’s operations are being conducted in material compliance with current federal, state and local government guidelines regarding social distancing, sanitation, and personal hygiene. During the third quarter of 2020, the Company began allowing employees to return to the office in accordance with new health and safety procedures, including increasing physical space between employees, using face coverings, alternating schedules for employees in the workspace and requiring employees with COVID-19 symptoms or exposure to quarantine away from the office. Additional details about the Company’s COVID-19 pandemic assistance programs, including relevant disclosures and up-to-date information, are maintained at bwbmn.com.

The Company’s investments in technology, digital platforms and electronic banking have allowed clients and employees to transact with minimal interruption during this time of uncertainty. Additional team members have been assigned to assist clients over the telephone and work with clients on new enrollments in online banking and other treasury management services. Internally, these investments in technology have enabled increased communication capabilities for departments by use of video conferencing, chat, and other collaborative features.

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

Operating Results Overview

The following table summarizes certain key financial results for the periods indicated:

	As of and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2020	2020	2020	2019	2019
Per Common Share Data
Basic Earnings Per Share	$0.25	$0.26	$0.26	$0.30	$0.27
Diluted Earnings Per Share	0.25	0.26	0.25	0.29	0.27
Book Value Per Share	9.25	8.92	8.61	8.45	8.20
Tangible Book Value Per Share (1)	9.13	8.80	8.49	8.33	8.08
Basic Weighted Average Shares Outstanding	28,683,855	28,676,441	28,791,494	28,833,576	28,820,144
Diluted Weighted Average Shares Outstanding	29,174,601	29,165,157	29,502,245	29,561,103	29,497,961
Shares Outstanding at Period End	28,710,775	28,837,560	28,807,375	28,973,572	28,781,162

Selected Performance Ratios
Return on Average Assets (Annualized)	1.05%	1.17%	1.29%	1.53%	1.43%
Pre-Provision Net Revenue Return on Average Assets (Annualized)(1)	1.94	2.00	2.11	2.09	2.08
Return on Average Common Equity (Annualized)	10.84	11.98	11.94	14.16	13.31
Return on Average Tangible Common Equity (Annualized) (1)	10.98	12.14	12.10	14.37	13.52
Yield on Interest Earning Assets	4.30	4.45	4.90	5.01	4.98
Yield on Total Loans, Gross	4.73	4.85	5.17	5.33	5.32
Cost of Interest Bearing Liabilities	1.50	1.58	1.84	1.96	2.04
Cost of Total Deposits	0.87	0.99	1.27	1.34	1.42
Net Interest Margin (2)	3.28	3.38	3.59	3.65	3.56
Efficiency Ratio (1)	42.3	48.6	44.4	49.6	45.6
Adjusted Efficiency Ratio (1)	41.7	40.4	44.1	44.3	42.9
Noninterest Expense to Average Assets (Annualized)	1.42	1.64	1.69	1.87	1.66
Adjusted Noninterest Expense to Average Assets (Annualized) (1)	1.40	1.37	1.68	1.67	1.56
Loan to Deposit Ratio	99.4	97.8	105.4	104.9	102.4
Core Deposits to Total Deposits	77.1	75.7	78.6	80.7	79.9
Tangible Common Equity to Tangible Assets (1)	9.46	9.23	10.13	10.65	10.43
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2020	2020	2020	2019	2019
Selected Balance Sheet Data
Total Assets	$2,774,564	$2,754,463	$2,418,730	$2,268,830	$2,232,339
Total Loans, Gross	2,259,228	2,193,778	2,002,817	1,912,038	1,846,218
Allowance for Loan Losses	31,381	27,633	24,585	22,526	22,124
Goodwill and Other Intangibles	3,344	3,391	3,439	3,487	3,535

Deposits	2,273,044	2,242,051	1,900,127	1,823,310	1,802,236
Tangible Common Equity (1)	262,088	253,799	244,704	241,307	232,524
Total Shareholders' Equity	265,432	257,190	248,143	244,794	236,059
Average Total Assets - Quarter-to-Date	2,711,755	2,622,272	2,317,040	2,221,370	2,168,909
Average Common Equity - Quarter-to-Date	263,195	255,109	250,800	240,188	232,590
(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2020	2020	2020	2019	2019
Selected Income Statement Data
Interest Income	$28,493	$28,166	$27,468	$27,419	$26,572
Interest Expense	6,814	6,824	7,366	7,491	7,637
Net Interest Income	21,679	21,342	20,102	19,928	18,935
Provision for Loan Losses	3,750	3,000	2,100	600	900
Net Interest Income after Provision for Loan Losses	17,929	18,342	18,002	19,328	18,035
Noninterest Income	1,157	1,977	1,719	1,112	946
Noninterest Expense	9,672	10,711	9,746	10,489	9,084
Income Before Income Taxes	9,414	9,608	9,975	9,951	9,897
Provision for Income Taxes	2,240	2,010	2,532	1,380	2,092
Net Income	$7,174	$7,598	$7,443	$8,571	$7,805

Discussion and Analysis of Results of Operations

Net Income

Net income was $7.2 million for the third quarter of 2020, an 8.1% decrease compared to net income of $7.8 million for the third quarter of 2019. Net income per diluted common share for the third quarter of 2020 was $0.25, a 7.1% decrease compared to $0.27 per diluted common share for the third quarter of 2019. Net income was $22.2 million for the nine months ended September 30, 2020, a 2.7% decrease compared to net income of $22.8 million for the third quarter of 2019. Net income per diluted common share for the nine months ended September 30, 2020 and 2019 was $0.76.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the level of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate. Management’s ability to respond to changes in interest rates by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Company’s primary source of earnings. In response to the COVID-19 pandemic, the Federal Open Market Committee, or FOMC, decreased the targeted federal funds rate by a total of 150 basis points in March 2020. This decrease may impact the comparability of net interest income between 2019 and 2020.

Average Balances and Yields

The following tables present, for the three and nine months ended September 30, 2020 and 2019, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	September 30, 2020			September 30, 2019
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$101,787	$42	0.16%	$73,970	$346	1.86%
Investment Securities:
Taxable Investment Securities	256,808	1,389	2.15	151,319	1,095	2.87
Tax-Exempt Investment Securities (1)	82,579	900	4.33	95,575	1,031	4.28
Total Investment Securities	339,387	2,289	2.68	246,894	2,126	3.42
Paycheck Protection Program Loans (2)	181,397	1,173	2.57	—	—	—
Loans (1)(2)	2,025,410	25,081	4.93	1,805,920	24,220	5.32
Total Loans	2,206,807	26,254	4.73	1,805,920	24,220	5.32
Federal Home Loan Bank Stock	7,901	127	6.38	8,111	96	4.72
Total Interest Earning Assets	2,655,882	28,712	4.30%	2,134,895	26,788	4.98%
Noninterest Earning Assets	55,873			34,014
Total Assets	$2,711,755			$2,168,909
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	306,162	400	0.52%	250,667	511	0.81%
Savings and Money Market Deposits	501,246	1,106	0.88	453,340	2,080	1.82
Time Deposits	369,975	1,899	2.04	359,329	2,229	2.46
Brokered Deposits	419,744	1,435	1.36	242,600	1,389	2.27
Total Interest Bearing Deposits	1,597,127	4,840	1.21	1,305,936	6,209	1.89
Federal Funds Purchased	152	—	0.33	—	—	—
Notes Payable	11,500	108	3.74	13,500	127	3.73
FHLB Advances	129,457	748	2.30	143,690	908	2.51
Subordinated Debentures	73,649	1,118	6.04	24,699	393	6.31
Total Interest Bearing Liabilities	1,811,885	6,814	1.50%	1,487,825	7,637	2.04%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	615,214			434,021
Other Noninterest Bearing Liabilities	21,461			14,473
Total Noninterest Bearing Liabilities	636,675			448,494
Shareholders' Equity	263,195			232,590
Total Liabilities and Shareholders' Equity	$2,711,755			$2,168,909
Net Interest Income / Interest Rate Spread		21,898	2.80%		19,151	2.94%
Net Interest Margin (3)			3.28%			3.56%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(219)			(216)
Net Interest Income		$21,679			$18,935
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Nine Months Ended
	September 30, 2020			September 30, 2019
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$80,186	$138	0.23%	$46,158	$604	1.75%
Investment Securities:
Taxable Investment Securities	216,332	4,080	2.52	143,583	3,126	2.91
Tax-Exempt Investment Securities (1)	89,674	2,920	4.35	103,032	3,307	4.29
Total Investment Securities	306,006	7,000	3.06	246,615	6,433	3.49
Paycheck Protection Program Loans (2)	107,541	2,046	2.54	—	—	—
Loans (1)(2)	1,997,553	75,301	5.04	1,756,855	69,720	5.31
Total Loans	2,105,094	77,347	4.91	1,756,855	69,720	5.31
Federal Home Loan Bank Stock	9,541	352	4.93	7,906	296	5.00
Total Interest Earning Assets	2,500,827	84,837	4.53%	2,057,534	77,053	5.01%
Noninterest Earning Assets	50,118			26,303
Total Assets	$2,550,945			$2,083,837
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	275,303	1,207	0.58%	211,784	1,130	0.71%
Savings and Money Market Deposits	518,648	4,338	1.12	433,430	5,784	1.78
Time Deposits	378,133	6,199	2.19	347,731	6,230	2.40
Brokered Deposits	319,615	3,990	1.67	266,976	4,788	2.40
Total Interest Bearing Deposits	1,491,699	15,734	1.41	1,259,921	17,932	1.90
Federal Funds Purchased	8,302	107	1.73	8,923	172	2.58
Notes Payable	12,000	334	3.72	14,000	378	3.61
FHLB Advances	165,088	2,839	2.30	133,097	2,510	2.52
Subordinated Debentures	43,318	1,990	6.14	24,673	1,163	6.30
Total Interest Bearing Liabilities	1,720,407	21,004	1.63%	1,440,614	22,155	2.06%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	554,513			401,973
Other Noninterest Bearing Liabilities	19,632			11,289
Total Noninterest Bearing Liabilities	574,145			413,262
Shareholders' Equity	256,393			229,961
Total Liabilities and Shareholders' Equity	$2,550,945			$2,083,837
Net Interest Income / Interest Rate Spread		63,833	2.90%		54,898	2.95%
Net Interest Margin (3)			3.41%			3.57%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(710)			(694)
Net Interest Income		$63,123			$54,204
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, and for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

	Three Months Ended September 30, 2020
	Compared with
	Three Months Ended September 30, 2019
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$12	$(316)	$(304)
Investment Securities:
Taxable Investment Securities	568	(274)	294
Tax-Exempt Investment Securities	(142)	11	(131)
Total Securities	426	(263)	163
Loans:
Paycheck Protection Program Loans	1,173	—	1,173
Loans	2,656	(1,795)	861
Total Loans	3,829	(1,795)	2,034
Federal Home Loan Bank Stock	(3)	34	31
Total Interest Earning Assets	$4,264	$(2,340)	$1,924

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$73	$(184)	$(111)
Savings and Money Market Deposits	103	(1,077)	(974)
Time Deposits	49	(379)	(330)
Brokered Deposits	603	(557)	46
Total Deposits	828	(2,197)	(1,369)
Notes Payable	(19)	—	(19)
FHLB Advances	(84)	(76)	(160)
Subordinated Debentures	742	(17)	725
Total Interest Bearing Liabilities	1,467	(2,290)	(823)
Net Interest Income	$2,797	$(50)	$2,747

	Nine Months Ended September 30, 2020
	Compared with
	Nine Months Ended September 30, 2019
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$59	$(525)	$(466)
Investment Securities:
Taxable Investment Securities	1,374	(420)	954
Tax Exempt Investment Securities	(432)	45	(387)
Total Securities	942	(375)	567
Loans:
Paycheck Protection Program Loans	2,046	—	2,046
Loans	9,134	(3,553)	5,581
Total Loans	11,180	(3,553)	7,627
Federal Home Loan Bank Stock	60	(4)	56
Total Interest Earning Assets	$12,241	$(4,457)	$7,784

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$281	$(204)	$77
Savings and Money Market Deposits	716	(2,162)	(1,446)
Time Deposits	504	(535)	(31)
Brokered Deposits	660	(1,458)	(798)
Total Deposits	2,161	(4,359)	(2,198)
Federal Funds Purchased	(8)	(57)	(65)
Notes Payable	(55)	11	(44)
FHLB Advances	552	(223)	329
Subordinated Debentures	858	(31)	827
Total Interest Bearing Liabilities	3,508	(4,659)	(1,151)
Net Interest Income	$8,733	$202	$8,935

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Third Quarter of 2020 Compared to Third Quarter of 2019

Net interest income was $21.7 million for the third quarter of 2020, an increase of $2.7 million, or 14.5%, compared to $18.9 million for the third quarter of 2019. The increase in net interest income was primarily due to growth in average interest earning assets and lower rates paid on deposits, offset partially by lower rates on interest earning assets. The increase in average interest earning assets was primarily due to continued organic growth in the loan portfolio and most recently, the funding of PPP loans. The Company anticipates that its net interest income will be adversely affected in future periods as a result of the COVID-19 pandemic and the effects of lower interest rates.

Net interest margin (on a fully tax-equivalent basis) for the third quarter of 2020 was 3.28%, a 28 basis point decrease from 3.56% in the third quarter of 2019.

While the Company is encouraged by the continued reduction in the cost of interest bearing liabilities during the third quarter of 2020, the year-over-year decline in net interest margin was primarily attributed to a meaningful increase in on-balance sheet liquidity in conjunction with the historically low and flat yield curve weighing on subsequent earning asset yields. Furthermore, the Company’s participation in the PPP generated strong loan origination volume during the second quarter of 2020; however, the interest rate of 1.00% earned on these loans is significantly lower than the aggregate loan yield, thus impacting the net interest margin during the third quarter of 2020.

The core net interest margin, excluding PPP loans and corresponding deposit balances, was 3.33% for the third quarter of 2020. As a result of the low interest rate environment, as well as the impact of the COVID-19 pandemic, the Company expects that its net interest margin will continue to be under pressure in future periods.

Average interest earning assets for the third quarter of 2020 increased $521.0 million, or 24.4%, to $2.66 billion, from $2.13 billion for the third quarter of 2019. This increase in average interest earning assets was primarily due to continued organic growth in the loan portfolio and the funding of PPP loans. Average interest bearing liabilities increased $324.1 million, or 21.8%, to $1.81 billion for the third quarter of 2020, from $1.49 billion for the third quarter of 2019. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and the issuance of subordinated debentures in the second quarter of 2020, offset partially by a decrease in FHLB advances and notes payable.

Average interest earning assets produced a tax-equivalent yield of 4.30% for the third quarter of 2020, compared to 4.98% for the third quarter of 2019. The decrease in the yield on interest earning assets was due to the falling interest rate environment which created lower loan and security yields, the impact of PPP loans at a meaningfully lower rate than the aggregate loan portfolio yield, and an increase in cash balances held by the Company due to the uncertain impacts of the COVID-19 pandemic. The average rate paid on interest bearing liabilities was 1.50% for the third quarter of 2020, compared to 2.04% for the third quarter of 2019, which benefitted from the falling interest rate environment.

Interest Income. Total interest income on a tax-equivalent basis was $28.7 million for the third quarter of 2020, compared to $26.8 million for the third quarter of 2019. The $1.9 million, or 7.2%, increase in total interest income on a tax-equivalent basis was primarily due to continued organic growth in the loan portfolio and PPP loan income.

Interest income on loans, on a tax-equivalent basis, for the third quarter of 2020 was $26.3 million, compared to $24.2 million for the third quarter of 2019. The $2.0 million, or 8.4%, increase was due to a 22.2% increase in the average balance of loans outstanding due to continued organic loan growth, which included $181.4 million of PPP loans.

Loan interest income and loan fees remain the primary contributing factors to the changes in yield on interest earning assets. The aggregate loan yield, excluding PPP loans, decreased to 4.93% in the third quarter of 2020, which was 39 basis points lower than 5.32% in the third quarter of 2019. While loan fees have maintained a stable contribution to aggregate loan yield, the historically low and flat yield curve has resulted in a declining core yield on loans in comparison to prior periods.

The following table presents a summary of interest and fees recognized on loans, excluding PPP loans, for the periods indicated as follows:

	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Interest	4.69%	4.76%	4.90%	5.00%	5.07%
Fees	0.24	0.25	0.27	0.33	0.25
Yield on Loans, Excluding PPP Loans	4.93%	5.01%	5.17%	5.33%	5.32%

Interest Expense. Interest expense on interest bearing liabilities decreased $823,000, or 10.8%, to $6.8 million for the third quarter of 2020, compared to $7.6 million for the third quarter of 2019. The cost of interest bearing liabilities declined 54 basis points from 2.04% in the third quarter of 2019 to 1.50% in the third quarter of 2020, primarily due to deposit rate cuts consistent with a lower rate environment and the repricing of time deposits. Given the strong deposit growth and ample time deposit maturities over the next 12 months, the Company anticipates meaningful deposit repricing opportunities in future quarters.

Interest expense on deposits was $4.8 million for the third quarter of 2020, compared to $6.2 million for the third quarter of 2019. The $1.4 million, or 22.1%, decrease in interest expense on deposits was primarily due to a 68 basis point decrease in the average rate paid on interest bearing deposits. The average balance of interest bearing deposits increased $291.2 million, or 22.3%, to $1.60 billion in the third quarter of 2020, compared to $1.31 billion for the third quarter of 2019. The increase in the average balance of interest bearing deposits resulted from growth among all interest bearing deposit types over the year. The average rate paid on interest bearing deposits decreased from 1.89% in the third quarter of 2019 to 1.21% in the third quarter of 2020. The decrease in the average rate paid was primarily due to the decline of market interest rates.

Interest expense on borrowings increased $546,000 to $2.0 million for the third quarter of 2020, compared to $1.4 million for the third quarter of 2019. This increase was primarily due to a higher average balance of subordinated debentures, partially offset by a decrease in FHLB advances. The higher subordinated debentures balance was due to the issuance of $50.0 million of subordinated debentures during the second quarter of 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net interest income was $63.1 million for the nine months ended September 30, 2020, an increase of $8.9 million, or 16.5%, compared to $54.2 million for the nine months ended September 30, 2019. The increase in net interest income was primarily attributable to growth in average interest earning assets due to organic growth in the loan portfolio and lower rates paid on deposits due to the falling interest rate environment. The Company anticipates that its net interest income will be adversely affected in future periods as a result of the COVID-19 pandemic and the effects of lower interest rates.

Net interest margin (on a fully tax-equivalent basis) for the nine months ended September 30, 2020 was 3.41%, compared to 3.57% for the nine months ended September 30, 2019, a decrease of 16 basis points. Despite a significant reduction in interest bearing liability costs over the year, the historically low interest rate environment, coupled with a more liquid balance sheet mix, pressured earning asset yields lower and ultimately compressed the net interest margin year-over-year.

Average interest earning assets for the nine months ended September 30, 2020 increased $443.3 million, or 21.5%, to $2.50 billion from $2.06 billion for the nine months ended September 30, 2019. This increase in average interest earning assets was primarily due to continued organic growth in the loan portfolio and the funding of PPP loans. Average interest bearing liabilities increased $280.0 million, or 19.4%, to $1.72 billion for the nine months ended September 30, 2020, from $1.44 billion for the nine months ended September 30, 2019. The increase in average interest bearing liabilities was primarily due to increases in interest bearing deposits, FHLB advances and subordinated debentures, offset partially by decreases in federal funds purchased and notes payable.

Average interest earning assets produced a tax-equivalent yield of 4.53% for the nine months ended September 30, 2020, compared to 5.01% for the nine months ended September 30, 2019. The average rate paid on interest bearing liabilities was 1.63% for the nine months ended September 30, 2020, compared to 2.06% for the nine months ended September 30, 2019.

Interest Income. Total interest income on a tax-equivalent basis was $84.8 million for the nine months ended September 30, 2020, compared to $77.1 million for the nine months ended September 30, 2019. The $7.8 million, or 10.1%, increase in total interest income on a tax-equivalent basis was primarily due to organic growth in the loan portfolio.

Interest income on the investment securities portfolio on a fully-tax equivalent basis increased $567,000, or 8.8%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due to a $59.4 million, or 24.1%, increase in average balances between the periods, which was partially offset by a 43 basis point decrease in the aggregate portfolio yield.

Interest income on loans for the nine months ended September 30, 2020 was $77.3 million, compared to $69.7 million for the nine months ended September 30, 2019. The $7.6 million, or 10.9%, increase was primarily due to a 19.8% increase in the average balance of loans outstanding, which was offset partially by a 40 basis point decrease in the average yield on loans, 13 basis points of which was attributed to the origination of PPP loans. The increase in the average balance of loans outstanding was due to organic loan growth. The decrease in yield on the loan portfolio was primarily driven by lower market interest rates and an interest rate of 1.00% earned on PPP loans.

Interest Expense. Interest expense on interest bearing liabilities decreased $1.2 million, or 5.2%, to $21.0 million for the nine months ended September 30, 2020, compared to $22.2 million for the nine months ended September 30, 2019, due to lower interest rates paid on both deposits and borrowings.

Interest expense on deposits decreased to $15.7 million for the nine months ended September 30, 2020, compared to $17.9 million for the nine months ended September 30, 2019. The $2.2 million, or 12.3%, decrease in interest expense on deposits was primarily due to a 49 basis point decrease in the average rate paid, even as the average balance of deposits increased 18.4%. The decrease in the average rate paid was primarily due to the impact of lower market interest rates. The increase in the average balance of interest bearing deposits resulted primarily from increases in interest bearing transaction deposits and savings and money market deposits.

Interest expense on borrowings increased $1.0 million to $5.3 million for the nine months ended September 30, 2020, compared to $4.2 million for the nine months ended September 30, 2019. This increase was primarily due to a higher average balances of FHLB advances and subordinated debentures.

Provision for Loan Losses

The provision for loan losses was $3.8 million for the third quarter of 2020, an increase of $2.9 million, compared to the provision for loan losses of $900,000 for the third quarter of 2019. The provision for loan losses was $8.9 million for the nine months ended September 30, 2020, an increase of $6.8 million compared to the provision for loan losses of $2.1 million for the nine months ended September 30, 2019. The increase in the provision for loan losses compared to both prior periods relates primarily to growth of the loan portfolio, economic uncertainties and evolving risks driven by the impact of the COVID-19 pandemic. The Company expects the provision for loan losses to remain at an increased level compared to recent historical periods based on its belief that the credit quality of its loan portfolio will decline, and the likelihood of loan defaults will increase the longer the COVID-19 pandemic persists.

The allowance for loan losses to total loans was 1.39% at September 30, 2020, compared to 1.20% at September 30, 2019. The allowance for loan losses to total loans, excluding $181.6 million of PPP loans, was 1.51% at September 30, 2020.

As an emerging growth company, the Company is not subject to Accounting Standards Update No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” or CECL, until January 1, 2023.

The following table presents the activity in the allowance for loan losses for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance at Beginning of Period	$27,633	$21,362	$22,526	$20,031
Provision for Loan Losses	3,750	900	8,850	2,100
Charge-offs	(6)	(144)	(54)	(183)
Recoveries	4	6	59	176
Balance at End of Period	$31,381	$22,124	$31,381	$22,124

Noninterest Income

Noninterest income was $1.2 million for the third quarter of 2020, an increase of $211,000 from $946,000 for the third quarter of 2019. The increase was primarily due to increased letter of credit fees. Noninterest income was $4.9 million for the nine months ended September 30, 2020, an increase of $2.1 million, compared to $2.7 million for the nine months ended September 30, 2019. The increase was primarily due to increased gains on sales of securities and swap fees.

The following table presents the major components of noninterest income for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2020	2019	(Decrease)	2020	2019	(Decrease)
Noninterest Income:
Customer Service Fees	$200	$184	$16	$575	$564	$11
Net Gain on Sales of Securities	109	58	51	1,473	516	957
Net Gain on Sales of Foreclosed Assets	—	69	(69)	—	69	(69)
Letter of Credit Fees	487	331	156	1,026	790	236
Debit Card Interchange Fees	119	116	3	310	313	(3)
Swap Fees	—	—	—	907	—	907
Other Income	242	188	54	562	462	100
Totals	$1,157	$946	$211	$4,853	$2,714	$2,139

Noninterest Expense

Third Quarter of 2020 Compared to Third Quarter of 2019

Noninterest expense was $9.7 million for the third quarter of 2020, an increase of $588,000 from $9.1 million for the third quarter of 2019. The increase was primarily driven by a $635,000 increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the Company’s growth. The increase was partially offset by a decrease of $385,000 in amortization of tax credit investments and a $245,000 decrease in marketing and advertising expenses due to the COVID-19 pandemic.

During the third quarter of 2020, the Company opened its newly constructed office complex in St. Louis Park, Minnesota. Management expects that occupancy and equipment expenses will increase in future periods related to the operation and depreciation of the building.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Noninterest expense was $30.1 million for the nine months ended September 30, 2020, an increase of $3.7 million, or 13.9%, from $26.4 million for the nine months ended September 30, 2019. The increase was primarily driven by a $3.5 million increase in salaries and employee benefits and a $1.4 million one-time FHLB advance prepayment fee. The increase was partially offset by decreased marketing and advertising and amortization of tax credit investments.

The Company expects future increases in noninterest expense as the Company continues investing in infrastructure to support balance sheet growth; particularly occupancy and equipment expenses related to the new corporate headquarters. Management remains focused on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls. Full-time equivalent employees increased from 158 at the end of the third quarter of 2019 to 180 at the end of the third quarter of 2020. Despite the uncertainty surrounding the COVID-19 pandemic, the Company continues to attract strategic hires in lending, deposit gathering, technology and risk management roles.

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

The efficiency ratio was 42.3% for the third quarter of 2020, compared to 45.6% for the third quarter of 2019. While the recognition of the tax credits increases operating expenses, and concurrently the efficiency ratio, it directly reduces income tax expense and the effective tax rate. The adjusted efficiency ratio, which excludes the impact of the amortization of tax credit investments and certain non-routine income and expenses, decreased to 41.7% for the third quarter of 2020, compared to 42.9% for the third quarter of 2019. The adjusted efficiency ratio for the nine months ended September 30, 2020 and 2019 was 42.0% and 42.9%, respectively. Management seeks to contain costs whenever prudent, which is evident in the historical stability of the adjusted efficiency ratio.

The following table presents the major components of noninterest expense for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2020	2019	(Decrease)	2020	2019	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$6,550	$5,915	$635	$19,352	$15,841	$3,511
Occupancy and Equipment	894	761	133	2,279	2,202	77
FDIC Insurance Assessment	160	—	160	518	570	(52)
Data Processing	267	182	85	734	486	248
Professional and Consulting Fees	492	414	78	1,400	1,253	147
Information Technology and Telecommunications	385	233	152	977	677	300
Marketing and Advertising	94	339	(245)	645	1,208	(563)
Intangible Asset Amortization	48	48	—	143	143	—
Amortization of Tax Credit Investments	145	530	(385)	592	2,097	(1,505)
FHLB Advance Prepayment Fees	—	—	—	1,430	—	1,430
Other Expense	637	662	(25)	2,059	1,966	93
Totals	$9,672	$9,084	$588	$30,129	$26,443	$3,686

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

Income tax expense was $2.2 million for the third quarter of 2020, compared to $2.1 million for the third quarter of 2019. The effective combined federal and state income tax rate for the third quarter of 2020 was 23.8%, compared to 21.1% for the third quarter of 2019. Income tax expense was $6.8 million for the nine months ended September 30, 2020, compared to $5.5 million for the nine months ended September 30, 2019. The effective combined federal and state income tax rate for the nine months ended September 30, 2020 and 2019 was 23.4% and 19.5%, respectively. The higher effective combined rate compared to both prior periods was primarily due to fewer tax credits being recognized.

Financial Condition

Assets

Total assets at September 30, 2020 were $2.77 billion, an increase of $505.7 million, or 22.3%, over total assets of $2.27 billion at December 31, 2019, and an increase of $542.2 million, or 24.3%, over total assets of $2.23 billion at September 30, 2019. The growth in both periods was primarily due to organic loan growth, PPP loan growth and purchases of investment securities.

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

Securities available for sale were $374.0 million at September 30, 2020, compared to $289.9 million at December 31, 2019, an increase of $84.1 million or 29.0%. At September 30, 2020, municipal securities represented 28.2% of the investment securities portfolio, government agency mortgage-backed securities represented 31.4% of the portfolio, SBA securities represented 11.4% of the portfolio, corporate securities represented 18.3% of the portfolio, asset-backed securities represented 10.5% of the portfolio, and other mortgage-backed securities represented 0.2% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury Securities	$—	$—	$4,990	$4,998
SBA Securities	42,934	42,507	50,126	49,559
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	958	1,015	1,195	1,215
Issued by FNMA and FHLMC	14,864	14,949	3,571	3,543
Other Residential Mortgage-Backed Securities	87,954	89,055	46,464	46,695
Commercial Mortgage-Backed Securities	11,658	12,519	12,019	12,213
All Other Commercial MBS	818	821	1,063	1,062
Total MBS	116,252	118,359	64,312	64,728
Municipal Securities	97,294	105,254	99,441	105,743
Corporate Securities	68,043	68,506	49,674	50,176
Asset-Backed Securities	38,846	39,329	14,673	14,673
Total	$363,369	$373,955	$283,216	$289,877

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

The Company originated net loan exposures of $405.6 million, for the third quarter of 2020, compared to $302.0 million for the third quarter of 2019. Net loan exposures include principal advances and unfunded commitments on newly originated loans, net of loan participations sold. Total gross loans increased $347.2 million, or 18.2%, to $2.26 billion at September 30, 2020, compared to $1.91 billion at December 31, 2019 and increased $413.0 million, or 22.4%, from $1.85 billion at September 30, 2019. The increase in both periods included PPP loans funded primarily in the second quarter of 2020. The 1-4 family mortgage, multifamily, and commercial real estate, or CRE, nonowner occupied categories contributed most significantly to the $165.6 million of loan growth, excluding PPP loans, in the nine months ended September 30, 2020. As of September 30, 2020, 1-4 family mortgage loans increased $25.5 million, or 9.8%, multifamily loans increased $70.8 million, or 13.7%, and nonowner occupied CRE loans increased $67.5 million, or 11.4%, when compared to December 31, 2019. Collectively, the Company’s annualized loan growth for the nine months ended September 30, 2020, excluding PPP loans, was 11.6%.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Commercial	$287,254	12.7%	$302,536	13.8%	$299,425	15.0%	$276,035	14.5%	$291,723	15.8%
Paycheck Protection Program	181,596	8.0	180,228	8.2	—	—	—	—	—	—
Construction and Land Development	175,882	7.8	191,768	8.7	183,350	9.2	196,776	10.3	216,054	11.7
Real Estate Mortgage:
1 - 4 Family Mortgage	286,089	12.7	289,456	13.2	272,590	13.6	260,611	13.6	254,782	13.8
Multifamily	585,814	25.9	522,491	23.8	536,380	26.8	515,014	26.9	456,257	24.7
CRE Owner Occupied	75,963	3.4	73,539	3.4	75,207	3.8	66,584	3.5	71,209	3.9
CRE Nonowner Occupied	660,058	29.2	627,651	28.6	631,541	31.4	592,545	31.0	551,992	29.9
Total Real Estate Mortgage Loans	1,607,924	71.2	1,513,137	69.0	1,515,718	75.6	1,434,754	75.0	1,334,240	72.3
Consumer and Other	6,572	0.3	6,109	0.3	4,324	0.2	4,473	0.2	4,201	0.2
Total Loans, Gross	2,259,228	100.0%	2,193,778	100.0%	2,002,817	100.0%	1,912,038	100.0%	1,846,218	100.0%
Allowance for Loan Losses	(31,381)		(27,633)		(24,585)		(22,526)		(22,124)
Net Deferred Loan Fees	(10,367)		(10,287)		(5,336)		(5,512)		(5,788)
Total Loans, Net	$2,217,480		$2,155,858		$1,972,896		$1,884,000		$1,818,306

The Company’s primary focus historically has been on real estate mortgage lending, which constituted 77.4% of the portfolio, excluding PPP loans, as of September 30, 2020. The composition of the portfolio has remained consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of September 30, 2020, investor CRE loans totaled $1.42 billion, consisting of $660.1 million of loans secured by nonowner occupied CRE, $585.8 million of loans secured by multifamily residential properties and $175.9 million of construction and land development loans. Investor CRE loans represented 68.4% of the total gross loan portfolio, excluding PPP loans, and 441.2% of the Bank’s total risk-based capital at September 30, 2020, compared to 516.6% at December 31, 2019.

The following table presents time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at September 30, 2020 and December 31, 2019:

	As of September 30, 2020
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$134,014	$116,056	$37,184
Paycheck Protection Program	—	181,596	—
Construction and Land Development	91,295	62,656	21,931
Real Estate Mortgage:
1 - 4 Family Mortgage	62,528	184,165	39,396
Multifamily	61,365	239,031	285,418
CRE Owner Occupied	15,560	17,409	42,994
CRE Nonowner Occupied	130,685	282,935	246,438
Total Real Estate Mortgage Loans	270,138	723,540	614,246
Consumer and Other	2,992	2,821	759
Total Loans, Gross	$498,439	$1,086,669	$674,120
Interest Rate Sensitivity:
Fixed Interest Rates	$199,251	$841,868	$285,364
Floating or Adjustable Rates	299,188	244,801	388,756
Total Loans, Gross	$498,439	$1,086,669	$674,120

	As of December 31, 2019
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$121,383	$119,575	$35,077
Construction and Land Development	132,221	53,194	11,361
Real Estate Mortgage:
1 - 4 Family Mortgage	53,707	170,116	36,788
Multifamily	117,406	168,770	228,838
CRE Owner Occupied	4,078	25,286	37,220
CRE Nonowner Occupied	114,533	234,599	243,413
Total Real Estate Mortgage Loans	289,724	598,771	546,259
Consumer and Other	1,589	2,420	464
Total Loans, Gross	$544,917	$773,960	$593,161
Interest Rate Sensitivity:
Fixed Interest Rates	$184,370	$545,855	$197,151
Floating or Adjustable Rates	360,547	228,105	396,010
Total Loans, Gross	$544,917	$773,960	$593,161

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

The following table presents information on loan classifications at September 30, 2020. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$20,267	$432	$20,699
Construction and Land Development	129	156	285
Real Estate Mortgage:
1 - 4 Family Mortgage	1,464	1,773	3,237
Multifamily	—	—	—
CRE Owner Occupied	—	1,589	1,589
CRE Nonowner Occupied	29,057	12,111	41,168
Total Real Estate Mortgage Loans	30,521	15,473	45,994
Consumer and Other	—	13	13
Totals	$50,917	$16,074	$66,991

The Company has increased oversight and analysis of all segments within the loan portfolio in response to the COVID-19 pandemic, especially in vulnerable industries such as hospitality and restaurants, to proactively monitor evolving credit risk. Although the Company has not yet seen direct impacts to the asset quality metrics, such as delinquencies and charge-offs, through September 30, 2020, management believes the economic uncertainty that exists may begin to negatively impact these metrics in future quarters. Management actively evaluates loan classifications and as a result of the COVID-19 pandemic, watchlist and adversely classified assets as of September 30, 2020 increased when compared to December 31, 2019. At September 30, 2020, watchlist loans were $50.9 million, compared to $5.3 million at December 31, 2019. At September 30, 2020, substandard loans were $16.1 million, compared to $2.7 million at December 31, 2019. As the COVID-19 pandemic continues to evolve, the length and extent of the economic contraction may dictate further watchlist or adverse classifications in the loan portfolio.

In response to the COVID-19 pandemic, the Company is offering loan modifications, when appropriate, to borrowers who were current and otherwise not past due as of December 31, 2019. These include modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic are not considered TDRs. New modification activity has been limited in the third quarter of 2020.

The following table presents a rollforward of loan modification activity, by modification type, from June 30, 2020 to September 30, 2020:

(dollars in thousands)	Interest-Only	Payment Deferral	Total
Principal Balance - June 30, 2020	$175,307	$117,703	$293,010
Modification Expired	(45,392)	(90,108)	(135,500)
Second Modification Granted	18,909	2,909	21,818
New Modifications	10,502	—	10,502
Net Principal Advances (Payments)	1,559	(8)	1,551
Principal Balance - September 30, 2020	$160,885	$30,496	$191,381

The following table presents a summary of active loan modifications, by loan segment and modification type, at September 30, 2020:

	Interest-Only		Payment Deferral		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$11,705	21	$414	2	$12,119	23
Construction and Land Development	—	—	—	—	—	—
Real Estate Mortgage:
1 - 4 Family Mortgage	5,589	10	—	—	5,589	10
Multifamily	42,273	6	—	—	42,273	6
CRE Owner Occupied	1,646	4	1,502	3	3,148	7
CRE Nonowner Occupied	99,672	35	28,580	6	128,252	41
Consumer and Other	—	—	—	—	—	—
Totals	$160,885	76	$30,496	11	$191,381	87

Modifications have been granted on a case-by-case basis based on specific needs and circumstances affecting each borrower. Interest-only modifications have been primarily granted for three to six month periods, but range up to twelve months. Payment deferral modifications have been granted for three to six month periods. The Company has 52 modified loans totaling $99.8 million set to expire in October 2020. As of October 22, 2020, based on lender and client surveys, the Company estimates that $73.6 million will return to regular payment status, bringing loan modification balances as a percent of total loans, excluding PPP loans, to 5.6%.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $433,000 and $461,000 as of September 30, 2020 and December 31, 2019, respectively, a decrease of $28,000. There were no loans 90 days past due and still accruing as of September 30, 2020 or December 31, 2019. There were no foreclosed assets as of September 30, 2020 or December 31, 2019.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual Loans:
Commercial	$7	$7
Construction and Land Development	156	176
Real Estate Mortgage:
1 - 4 Family Mortgage	270	278
Total Nonaccrual Loans	$433	$461
Total Nonperforming Loans	$433	$461
Total Nonperforming Assets (1)	$433	$461
Total Restructured Accruing Loans	664	276
Total Nonperforming Assets and Restructured Accruing Loans	$1,097	$737
Nonaccrual Loans to Total Loans	0.02%	0.02%
Nonperforming Loans to Total Loans	0.02	0.02
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.02	0.02
Nonperforming Assets and Restructured Accruing Loans to Total Loans Plus Foreclosed Assets	0.05	0.04
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for loan losses is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans during the three and nine months ended September 30, 2020 was $4,000 and $36,000, respectively.

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

At September 30, 2020, the allowance for loan losses was $31.4 million, an increase of $8.9 million from $22.5 million at December 31, 2019. Net charge-offs totaled $2,000 during the third quarter of 2020 and $138,000 during the third quarter of 2019. Net charge-offs (recoveries) totaled $(5,000) for the nine months ended September 30, 2020 and $7,000 for the nine months ended September 30, 2019. The allowance for loan losses as a percentage of total loans was 1.39% as of September 30, 2020 and 1.18% as of December 31, 2019. The allowance for loan losses to total loans, excluding $181.6 million of PPP loans, was 1.51% as of September 30, 2020. Based on current economic indicators, the Company increased the economic factors within the allowance for loan losses evaluation, primarily in response to the impacts of the COVID-19 pandemic. The Company expects that the allowance for loan losses as a percent of total loans will increase in future periods based on its belief that the credit quality of its loan portfolio will decline, and loan defaults will increase as a result of the COVID-19 pandemic.

The following presents a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance, Beginning of Period	$27,633	$21,362	$22,526	$20,031
Charge-offs:
Commercial	5	141	39	160
Consumer and Other	1	3	15	23
Total Charge-offs	6	144	54	183
Recoveries:
Commercial	1	2	5	5
Construction and Land Development	—	—	—	1
Real Estate Mortgage:
1 - 4 Family Mortgage	3	3	51	165
Consumer and Other	—	1	3	5
Total Recoveries	4	6	59	176
Net Charge-offs (Recoveries)	2	138	(5)	7
Provision for Loan Losses	3,750	900	8,850	2,100
Balance at End of Period	$31,381	$22,124	$31,381	$22,124
Gross Loans, End of Period	2,259,228	1,846,218	2,259,228	1,846,218
Average Loans	2,206,807	1,805,920	2,105,094	1,756,855
Net Charge-offs (Recoveries) (Annualized) to Average Loans	—%	0.03%	—%	—%
Allowance to Total Gross Loans	1.39%	1.20%	1.39%	1.20%
Allowance to Total Gross Loans, Excluding PPP Loans	1.51%	N/A	1.51%	N/A

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	September 30,		December 31,
	2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$5,303	16.9%	$3,058	13.6%
Paycheck Protection Program	91	0.3	—	—
Construction and Land Development	2,236	7.1	2,202	9.8
Real Estate Mortgage:
1 - 4 Family Mortgage	3,709	11.8	2,839	12.6
Multifamily	8,319	26.5	5,824	25.9
CRE Owner Occupied	1,104	3.5	792	3.5
CRE Nonowner Occupied	9,500	30.3	6,972	30.9
Total Real Estate Mortgage Loans	22,632	72.1	16,427	72.9
Consumer and Other	176	0.6	85	0.4
Unallocated	943	3.0	754	3.3
Total Allowance for Loan Losses	$31,381	100.0%	$22,526	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table details the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$685,773	30.2%	$648,869	28.9%	$476,217	25.1%	$447,509	24.5%	$478,493	26.5%
Interest Bearing Transaction Deposits	322,253	14.2	285,386	12.7	255,483	13.4	264,627	14.5	243,889	13.5
Savings and Money Market Deposits	498,397	21.9	516,543	23.0	514,113	27.1	516,785	28.3	470,518	26.1
Time Deposits	363,897	16.0	382,187	17.1	393,340	20.7	360,027	19.8	363,308	20.2
Brokered Deposits	402,724	17.7	409,066	18.3	260,974	13.7	234,362	12.9	246,028	13.7
Total Deposits	$2,273,044	100.0%	$2,242,051	100.0%	$1,900,127	100.0%	$1,823,310	100.0%	$1,802,236	100.0%

Total deposits at September 30, 2020 were $2.27 billion, an increase of $449.7 million, or 24.7%, compared to total deposits of $1.82 billion at December 31, 2019, and an increase of $470.8 million, or 26.1%, over total deposits of $1.80 billion at September 30, 2019. Noninterest bearing transaction deposits were $685.8 million at September 30, 2020, compared to $447.5 million at December 31, 2019, and $478.5 million at September 30, 2019. Noninterest bearing deposits comprised 30.2% of total deposits at September 30, 2020, compared to 24.5% at December 31, 2019, and 26.5% at September 30, 2019. The growth in noninterest bearing transaction deposits was a result of both successful new client acquisition initiatives and pandemic-related accumulation of liquidity in existing client accounts. The Company estimates approximately $30.0 million of the noninterest bearing transaction deposit growth in 2020 was due to remaining PPP loan funds. The Company expects that deposit levels will fluctuate in future periods as a result of the distressed and uncertain economic conditions relating to the COVID-19 pandemic.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. At September 30, 2020, total brokered deposits were $402.7 million, an increase of $168.4 million, or 71.8%, compared to total brokered deposits of $234.4 million at December 31, 2019. Brokered deposits increased as a result of a change in mix of wholesale funding sources due to favorable funding costs offered compared to other wholesale funding alternatives and to expand on-balance sheet liquidity in this uncertain environment. Furthermore, the brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional, retail deposit channels.

The following table presents the average balance and average rate paid on each of the following deposit categories for the three months ended September 30, 2020 and September 30, 2019:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$615,214	—%	$434,021	—%
Interest Bearing Transaction Deposits	306,162	0.52	250,667	0.81
Savings and Money Market Deposits	501,246	0.88	453,340	1.82
Time Deposits < $250,000	242,048	2.08	238,556	2.35
Time Deposits > $250,000	127,927	1.98	120,773	2.69
Brokered Deposits	419,744	1.36	242,600	2.27
Total Deposits	$2,212,341	0.87%	$1,739,957	1.42%

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

	As of and for the	As of and for the	As of and for the
	Three Months Ended	Three Months Ended	Three Months Ended
(dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Outstanding at Period-End	$—	$—	$—
Average Amount Outstanding	152	3,011	—
Maximum Amount Outstanding at any Month-End	—	6,000	—
Weighted Average Interest Rate:
During Period	0.33%	1.82%	—%
End of Period	0.30%	2.63%	—%

Other Borrowings

At September 30, 2020, other borrowings outstanding consisted of FHLB advances of $127.5 million and notes payable of $11.5 million. During the second quarter of 2020, the Company paid off $25.0 million of fixed rate FHLB advances with an average cost of 2.89% and incurred a loss on extinguishment of debt of $1.4 million. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $250.8 million and $209.8 million at September 30, 2020 and December 31, 2019, respectively, based on collateral amounts pledged.

Additionally, the Company has borrowing capacity from other sources. As of September 30, 2020, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $73.1 million and $113.2 million at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company had no outstanding advances.

As part of the CARES Act, the Federal Reserve Bank offered secured borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility, or PPPLF. As of September 30, 2020, the Company had not pledged any PPP loans to borrow funds under this facility. The facility is available through December 31, 2020, unless the Federal Reserve Board and the Department of the Treasury determine to extend the facility.

The Company has a swap agreement with an unaffiliated third party in order to hedge interest rate risk associated with the notes payable. This agreement provides for the Company to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by the one-month LIBOR.

Subordinated Debentures

On June 19, 2020, the Company issued $50.0 million of subordinated debentures at an initial fixed interest rate of 5.25% which is payable semi-annually. Beginning July 1, 2025, the interest rate converts to a variable interest rate equal to the three-month term SOFR, plus 5.13%, which is payable quarterly. The subordinated debentures mature on July 1, 2030. The subordinated debentures, net of issuance costs, were $48.9 million at September 30, 2020.

On October 13, 2020, the Company completed an offer to exchange up to $50.0 million total principal amount of the subordinated debentures for substantially identical subordinated debentures registered under the Securities Act of 1933, in satisfaction of the Company’s obligations under a registration rights agreement entered into with the initial purchasers of the subordinated debentures. $47.0 million of the $50.0 million of the subordinated debentures were exchanged in the exchange offer.

On July 12, 2017, the Company issued $25.0 million of subordinated debentures at an initial fixed interest rate of 5.875% which is payable semi-annually. Beginning July 15, 2022, the interest rate converts to a variable interest rate equal to the three-month LIBOR plus 3.88%. The subordinated debentures mature on July 15, 2027. The subordinated debentures, net of issuance costs, were $24.8 million at September 30, 2020, compared to $24.7 million at December 31, 2019.

All of the subordinated debentures qualify for Tier 2 regulatory capital treatment at the Company level for the first five years, under applicable regulatory guidelines.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at September 30, 2020:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$1,664,123	$—	$—	$—	$1,664,123
Time Deposits	365,231	125,851	117,839	—	608,921
Notes Payable	11,500	—	—	—	11,500
FHLB Advances	15,000	39,000	68,500	5,000	127,500
Subordinated Debentures	—	—	—	75,000	75,000
Commitment to Fund Tax Credit Investments	2,394	—	—	—	2,394
Operating Lease Obligations	488	652	653	886	2,679
Totals	$2,058,736	$165,503	$186,992	$80,886	$2,492,117

During the third quarter, the Company opened its newly constructed office complex in St. Louis Park, Minnesota. The remaining contractual obligations relating to the construction costs of the building are minimal.

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

Shareholders’ Equity

Shareholders’ equity at September 30, 2020 was $265.4 million, an increase of $20.6 million, or 8.4%, over shareholders’ equity of $244.8 million at December 31, 2019, primarily due to $22.2 million of net income and $509,000 increase in unrealized gains in the securities portfolio, partially offset by $3.3 million of stock repurchases in the first and third quarter of 2020 under the Company’s stock repurchase program.

Stock Repurchase Program. On January 22, 2019, the Company adopted a stock repurchase program. Under the repurchase program, the Company was initially authorized to repurchase up to $15.0 million of its common stock in open market transactions or through privately negotiated transactions at the Company’s discretion. On July 23, 2019, the Company’s Board of Directors approved a $10.0 million increase to the Company’s stock repurchase program, increasing the authorization to repurchase common stock under the program from a total of $15.0 million to a total of $25.0 million. Subsequent to September 30, 2020, on October 27, 2020, the Company’s Board of Directors approved a $15.0 million increase to the Company’s stock repurchase program, increasing the authorization to repurchase common stock under the program from a total of $25.0 million to $40.0 million and extending the program until October 27, 2022.

In response to the pandemic and the related economic and market uncertainty, the Company stopped repurchasing shares under the program on March 16, 2020. Strong earnings and capital growth coupled with better asset quality visibility as loan modifications expired, supported management’s decision to resume repurchases under the Company’s stock repurchase program late in the third quarter of 2020. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program in this fluid economic environment. During the three months ended September 30, 2020, the Company repurchased 137,984 shares of its common stock, representing less than 1% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $9.39 for a total of $1.3 million. During the nine months ended September 30, 2020, the Company repurchased 315,848 shares of its common stock, representing approximately 1% of the Company’s outstanding shares. Shares were repurchased at a weighted average price of $10.59 for a total of 3.3 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At September 30, 2020, the remaining amount that could be used to repurchase shares under the stock repurchase program was $6.7 million.

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

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of September 30, 2020. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$359,597	15.45%	$186,206	8.00%	$244,396	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	256,805	11.03	139,655	6.00	197,844	8.50	N/A	N/A
Common Equity Tier 1 Capital	256,805	11.03	104,741	4.50	162,931	7.00	N/A	N/A
Tier 1 Leverage Ratio	256,805	9.83	104,543	4.00	104,543	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$322,276	13.85%	$186,104	8.00%	$244,262	10.50%	$232,630	10.00%
Tier 1 Risk-Based Capital	293,164	12.60	139,578	6.00	197,736	8.50	186,104	8.00
Common Equity Tier 1 Capital	293,164	12.60	104,684	4.50	162,841	7.00	151,210	6.50
Tier 1 Leverage Ratio	293,164	11.24	104,350	4.00	104,350	4.00	130,437	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$269,613	12.98%	$166,163	8.00%	$218,089	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	236,533	11.39	124,623	6.00	176,549	8.50	N/A	N/A
Common Equity Tier 1 Capital	236,533	11.39	93,467	4.50	145,393	7.00	N/A	N/A
Tier 1 Leverage Ratio	236,533	10.69	88,498	4.00	88,498	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$252,501	12.16%	$166,137	8.00%	$218,055	10.50%	$207,671	10.00%
Tier 1 Risk-Based Capital	243,461	11.72	124,603	6.00	176,521	8.50	166,137	8.00
Common Equity Tier 1 Capital	243,461	11.72	93,452	4.50	145,370	7.00	134,986	6.50
Tier 1 Leverage Ratio	243,461	11.01	88,455	4.00	88,455	4.00	110,569	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules require a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At September 30, 2020, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Fixed	Variable	Fixed	Variable

	(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$196,552	$409,442	$181,622	$319,340
Letters of Credit	12,911	72,990	17,503	61,722
Totals	$209,463	$482,432	$199,125	$381,062

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

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of September 30, 2020, the Company had no borrowings outstanding through the AFX. The Bank has also established additional borrowing capacity through the Federal Reserve Bank’s PPPLF, where it can pledge PPP loans to borrow an equal amount of funds. As of September 30, 2020, the Company had no borrowings outstanding through this facility and $181.6 million of PPP loans available to pledge. The facility is available through December 31, 2020.

The following tables provide a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	September 30, 2020	December 31, 2019

	(Dollars in thousands)
Cash and Cash Equivalents	$91,510	$31,935
Securities Available for Sale	373,955	289,877
Total Primary Liquidity	$465,465	$321,812
Ratio of Primary Liquidity to Total Deposits	20.5%	17.6%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	September 30, 2020	December 31, 2019

	(Dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$250,834	$209,840
Net Secured Borrowing Capacity with the Federal Reserve Bank	73,074	113,164
Unsecured Borrowing Capacity with Correspondent Lenders	105,000	105,000
Total Secondary Liquidity	$428,908	$428,004
Ratio of Primary and Secondary Liquidity to Total Deposits	39.9%	41.1%

During the nine months ended September 30, 2020, primary liquidity increased by $143.7 million due to a $59.6 million increase in cash and cash equivalents and a $84.1 million increase in securities available for sale, when compared to December 31, 2019. Secondary liquidity increased by $904,000 as of September 30, 2020 when compared to December 31, 2019, due to a $41.0 million increase in the borrowing capacity on the secured borrowing line with the FHLB, partially offset by a $40.1 million decrease in the borrowing capacity on the secured credit line with the Federal Reserve Bank.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At September 30, 2020, core deposits totaled approximately $1.75 billion and represented 77.1% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At September 30, 2020, brokered deposits totaled $402.7 million, consisting of $245.0 million of brokered time deposits and $157.7 million of non-maturity brokered money market and transaction accounts. At December 31, 2019, brokered deposits totaled $234.4 million, consisting of $231.9 million of brokered time deposits and $2.4 million of non-maturity brokered money market and transaction accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of September 30, 2020, the Company was in compliance with all established liquidity guidelines in the policy.

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

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2020	2020	2020	2019	2019	2020	2019
(dollars in thousands)
Efficiency Ratio
Noninterest Expense	$9,672	$10,711	$9,746	$10,489	$9,084	$30,129	$26,443
Less: Amortization of Intangible Assets	(48)	(47)	(48)	(48)	(48)	(143)	(143)
Adjusted Noninterest Expense	$9,624	$10,664	$9,698	$10,441	$9,036	$29,986	$26,300
Net Interest Income	21,679	21,342	20,102	19,928	18,935	63,123	54,204
Noninterest Income	1,157	1,977	1,719	1,112	946	4,853	2,714
Less: Gain on Sales of Securities	(109)	(1,361)	(3)	—	(58)	(1,473)	(516)
Adjusted Operating Revenue	$22,727	$21,958	$21,818	$21,040	$19,823	$66,503	$56,402
Efficiency Ratio	42.3%	48.6%	44.4%	49.6%	45.6%	45.1%	46.6%

Adjusted Efficiency Ratio
Noninterest Expense	$9,672	$10,711	$9,746	$10,489	$9,084	$30,129	$26,443
Less: Amortization of Tax Credit Investments	(145)	(362)	(85)	(1,128)	(530)	(592)	(2,097)
Less: FHLB Advance Prepayment Fees	—	(1,430)	—	—	—	(1,430)	—
Less: Amortization of Intangible Assets	(48)	(47)	(48)	(48)	(48)	(143)	(143)
Adjusted Noninterest Expense	$9,479	$8,872	$9,613	$9,313	$8,506	$27,964	$24,203
Net Interest Income	21,679	21,342	20,102	19,928	18,935	63,123	54,204
Noninterest Income	1,157	1,977	1,719	1,112	946	4,853	2,714
Less: Gain on Sales of Securities	(109)	(1,361)	(3)	—	(58)	(1,473)	(516)
Adjusted Operating Revenue	$22,727	$21,958	$21,818	$21,040	$19,823	$66,503	$56,402
Adjusted Efficiency Ratio	41.7%	40.4%	44.1%	44.3%	42.9%	42.0%	42.9%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2020	2020	2020	2019	2019	2020	2019
(dollars in thousands)
Pre-Provision Net Revenue
Noninterest Income	$1,157	$1,977	$1,719	$1,112	$946	$4,853	$1,768
Less: Gain on sales of Securities	(109)	(1,361)	(3)	—	(58)	(1,473)	(458)
Total Operating Noninterest Income	1,048	616	1,716	1,112	888	3,380	1,310
Plus: Net Interest income	21,679	21,342	20,102	19,928	18,935	63,123	35,269
Net Operating Revenue	$22,727	$21,958	$21,818	$21,040	$19,823	$66,503	$36,579

Noninterest Expense	$9,672	$10,711	$9,746	$10,489	$9,084	$30,129	$17,359
Less: Amortization of Tax Credit Investments	(145)	(362)	(85)	(1,128)	(530)	(592)	(1,567)
Less: FHLB Advance Prepayment Fees	—	(1,430)	—	—	—	(1,430)	—
Total Operating Noninterest Expense	$9,527	$8,919	$9,661	$9,361	$8,554	$28,107	$15,792

Pre-Provision Net Revenue	$13,200	$13,039	$12,157	$11,679	$11,269	$38,396	$20,787

Plus:
Non-Operating Revenue Adjustments	109	1,361	3	—	58	1,473	458
Less:
Provision for Loan Losses	3,750	3,000	2,100	600	900	8,850	1,200
Non-Operating Expense Adjustments	145	1,792	85	1,128	530	2,022	1,567
Provision for Income Taxes	2,240	2,010	2,532	1,380	2,092	6,782	3,451
Net Income	$7,174	$7,598	$7,443	$8,571	$7,805	$22,215	$15,027

Average Assets	$2,711,755	$2,622,272	$2,317,040	$2,221,370	$2,168,909	$2,550,945	$2,040,602
Pre-Provision Net Revenue Return on Average Assets	1.94%	2.00%	2.11%	2.09%	2.08%	2.01%	2.06%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2020	2020	2020	2019	2019	2020	2019
(dollars in thousands)
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common Equity	$265,432	$257,190	$248,143	$244,794	$236,059
Less: Intangible Assets	(3,344)	(3,391)	(3,439)	(3,487)	(3,535)
Tangible Common Equity	262,088	253,799	244,704	241,307	232,524
Total Assets	2,774,564	2,754,463	2,418,730	2,268,830	2,232,339
Less: Intangible Assets	(3,344)	(3,391)	(3,439)	(3,487)	(3,535)
Tangible Assets	$2,771,220	$2,751,072	$2,415,291	$2,265,343	$2,228,804
Tangible Common Equity/Tangible Assets	9.46%	9.23%	10.13%	10.65%	10.43%

Tangible Book Value Per Share
Book Value Per Common Share	$9.25	$8.92	$8.61	$8.45	$8.20
Less: Effects of Intangible Assets	(0.12)	(0.12)	(0.12)	(0.12)	(0.12)
Tangible Book Value Per Common Share	$9.13	$8.80	$8.49	$8.33	$8.08

Average Tangible Common Equity
Average Common Equity	$263,195	$255,109	$250,800	$240,188	$232,590	$256,393	$229,961
Less: Average Intangible Assets	(3,371)	(3,419)	(3,466)	(3,510)	(3,558)	(3,418)	(3,605)
Average Tangible Common Equity	$259,824	$251,690	$247,334	$236,678	$229,032	$252,975	$226,356

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

The Company has entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of the Company’s interest rate exposure. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered certificate of deposit, wholesale borrowing, and notes payable portfolios. The hedging strategy converts variable interest rates to a fixed interest rate and is used in an effort to protect the Company from floating interest rate variability. At September 30, 2020 and December 31, 2019, these cash flow hedges had a total notional amount of $111.5 million and $48.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2020 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

	September 30, 2020		December 31, 2019
Change (basis points) in Interest Rates	Forecasted Net	Percentage Change	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base	Interest Income	from Base
+400	$85,300	10.45%	$80,558	13.47%
+300	82,836	7.26	78,064	9.95
+200	80,276	3.95	75,591	6.47
+100	78,360	1.47	73,113	2.98
0	77,228	—	70,996	—
−100	76,567	(0.86)	68,685	(3.26)

The table above indicates that as of September 30, 2020, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 10.45% increase in net interest income. In the event of an immediate 100 basis point decrease in interest rates, the Company would experience a 0.86% decrease in net interest income.

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

LIBOR Transition

LIBOR is used as an index rate for the Company’s interest-rate swaps, subordinated debt, various investment securities and approximately 8.6% of the Company’s loans as of September 30, 2020. It is expected that the number of institutions that have been reporting information used to set LIBOR will stop doing so after 2021 when their reporting commitment ends. As a result, LIBOR may no longer be available as an index or may be seen as no longer representative of the market. Alternative reference rates are being identified, but existing contracts may not have been written to allow the use of these alternatives. The Company is evaluating the risks related to this transition and its evaluation and mitigation of risks related to the discontinuation of LIBOR may span several reporting periods through 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2020, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The outbreak of COVID-19 has resulted in a decline in our clients’ businesses, a decrease in consumer confidence, an increase in unemployment and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, the value of loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy. Although the U.S. government initially introduced a number of programs designed to soften the impact of COVID-19 on small businesses, the lack of additional programs may cause our borrowers to be unable to satisfy their financial obligations to us.

In addition, COVID-19 has impacted and likely will continue to impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. Certain of our borrowers are in or have exposure to the hospitality and restaurant industries and are located in areas that are or were quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate portfolio, particularly with respect to real estate with exposure to affected industries, and consumer loan portfolio. As COVID-19 cases have begun to surge in recent months, any new or prolonged quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations to us and could result in loan defaults.

The ultimate extent of the COVID-19 pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our markets, the development and distribution of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets in response to the recent surge in the number of COVID-19 cases.

As a result of the COVID-19 pandemic we may experience adverse financial consequences due to a number of other factors, including, but not limited to:

●	a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill and other intangible assets that could result in an impairment charge being recorded for that period, and adversely impact our results of operations and the ability of the Bank to pay dividends to us;
●	the negative effect on earnings resulting from the Bank modifying loans and agreeing to loan payment deferrals due to the COVID-19 crisis;
●	increased demand on our liquidity as we meet borrowers’ needs and cover expenses related to our business continuity plan;
●	the potential for reduced liquidity and its negative effect on our capital and leverage ratios;
●	the modification of our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners;
●	increases in federal and state taxes as a result of the effects of the pandemic and stimulus programs on governmental budgets;

●	an increase in FDIC premiums if the agency experiences additional resolution costs relating to bank failures;
●	increased cyber and payment fraud risk due to increased online and remote activity; and
●	other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

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

The COVID-19 pandemic has significantly affected the financial markets, and the Federal Reserve has taken a number of actions in response. In March 2020, the Federal Reserve dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income, our net interest margin and our profitability. The Federal Reserve also launched the Main Street Lending Program, which offers deferred interest on four-year loans to small and mid-sized businesses. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.

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

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, and such funds became available for PPP loans beginning on April 27, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the third quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2020	-	$-	-	$7,991,429
August 1 - 31, 2020	-	-	-	7,991,429
September 1 - 30, 2020	137,984	9.39	137,984	6,695,271
Total	137,984	$9.39	137,984	$6,695,271
(1)	On January 22, 2019, the Company's Board of Directors authorized the Company to repurchase up to $15.0 million of its outstanding common stock. The Company may repurchase these shares from time to time in the open market in accordance with Rule 10b-18 of the Exchange Act or in privately negotiated transactions at the Company's discretion. The amount, timing and nature of any share repurchases will be based on a variety of factors, including the trading price of the Company’s common stock, applicable securities laws restrictions, regulatory limitations and market and economic factors. This repurchase program is authorized for a 24-month period and does not require the Company to repurchase any specific number of shares. The repurchase program may be modified, suspended or discontinued at any time, at the Company’s discretion. On July 23, 2019, the Company’s Board of Directors approved a $10.0 million increase to the Company’s stock repurchase program, increasing the authorization to repurchase common stock under the program from a total of $15.0 million to up to a total of $25.0 million. On October 27, 2020, the Board of Directors of the Company approved a $15.0 million increase to the Company’s previously announced stock repurchase program, increasing the amount of common stock authorized to be repurchased under the program from a total of $25.0 million to up to $40.0 million for the duration of the program. Additionally, the Board of Directors of the Company extended the duration of the program to run through October 27, 2022.

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended September 30, 2020 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: November 5, 2020	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)