Form 10-K
period 2020-12-31
Bridgewater Bancshares Inc
filed 2021-03-11
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38412

BRIDGEWATER BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	26-0113412
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4450 Excelsior Boulevard, Suite 100 St. Louis Park, Minnesota	55416
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (952) 893-6868

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.01 Par Value	BWB	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on June 30, 2020, based on the closing price of $10.25 of such shares on that date, was $238,497,759.

The number of shares of the Common Stock issued and outstanding as of February 22, 2021 was 28,126,875.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on April 27, 2021.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard;
●	the concentration of large loans to certain borrowers;
●	the ability to successfully manage liquidity risk;
●	the dependence on non-core funding sources and our cost of funds;
●	the concentration of large deposits from certain clients;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;
●	the composition of senior leadership team and the ability to attract and retain key personnel;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry;
●	severe weather, natural disasters, wide spread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, civil unrest or other adverse external events;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
●	the effectiveness of the risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes;
●	interest rate risk;

●	fluctuations in the values of the securities held in our securities portfolio; and
●	the negative effects of the COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic.

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

PART I

ITEM 1.  BUSINESS

Company Overview and History

Bridgewater Bancshares, Inc. (the “Company”) is a Minnesota corporation and financial holding company with two wholly-owned subsidiaries, Bridgewater Bank (the “Bank”) and Bridgewater Risk Management, Inc., a captive insurance entity. The Bank has formed two wholly-owned subsidiaries: BWB Holdings, LLC, which was formed for the purpose of holding repossessed property; and Bridgewater Investment Management, Inc., which was formed for the purposes of holding certain municipal securities and engaging in municipal lending activities. The Bank has seven full-service offices located in Bloomington, Greenwood, Minneapolis (2), St. Louis Park, Orono, and St. Paul, Minnesota.

The Company is headquartered in St. Louis Park, Minnesota, a suburb located approximately 5 miles southwest of downtown Minneapolis. The Company and Bank were established in 2005 as a de novo bank by a group of industry veterans and local business leaders committed to serving the diverse needs of commercial real estate investors, small business entrepreneurs, and high net worth individuals.

During the third quarter of 2020, the Company opened its newly constructed office complex in St. Louis Park, Minnesota. The Company relocated its headquarters from Bloomington, Minnesota and relocated its current branch location in St. Louis Park to the new office complex.

Since inception, the Company has grown significantly and profitably, with a focus on organic growth, driven primarily by commercial real estate lending. Assets have grown at a compounded annual growth rate of 34.3%, since 2005, surpassing total asset milestones of $500 million in 2013, $1.0 billion in 2016 and $2.0 billion in 2019. While this growth has been almost entirely organic, in 2016, the Company acquired First National Bank of the Lakes in a complementary small bank acquisition, which added approximately $76.1 million in assets, $66.7 million in seasoned core deposits and two branch locations within its market area.

As of December 31, 2020, total assets were $2.93 billion, total gross loans were $2.33 billion, total deposits were $2.50 billion, and total shareholders’ equity was $265.4 million.

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

Market Area and Competition

The Company operates in the Twin Cities MSA, which had total deposits of $218.0 billion as of June 30, 2020, and ranks as the 14th largest metropolitan statistical area in the United States in total deposits, and the third largest metropolitan statistical area in the Midwest in total deposits, based on Federal Deposit Insurance Corporation, or FDIC, data. This area is commonly known as the “Twin Cities” after its two largest cities, Minneapolis, the city with the largest population in the state, and St. Paul, which is the state capital.

The Twin Cities MSA is defined by attractive market demographics, including strong household incomes, dense populations, a resilient employee base and the presence of a diverse group of large and small businesses. As of December 31, 2020, the Company’s market ranked second in median household income in the Midwest and eighth in the nation, when compared to the top 20 metropolitan statistical areas by population size in each area, based on data available on S&P Global Market Intelligence. According to the U.S. Bureau of Labor Statistics, the population in the Twin Cities MSA was approximately 3.7 million as of December 31, 2020, making it the third largest metropolitan statistical area in the Midwest and 16th largest metropolitan statistical area in the United States. The resilient employee base continues to weather the COVID-19 pandemic, as reflected by an unemployment rate meaningfully lower than the national average at 4.5% as of December 31, 2020. While no market has been immune to the pandemic, the significant presence of national and international businesses across diverse industries operating within the Twin Cities MSA was critical in allowing the market to navigate the fluid environment.

The Company operates in a competitive market area and competes with other, often much larger, retail and commercial banks and financial institutions. Two large, national banking chains, Wells Fargo and US Bank, together controlled 68.1% of the deposit market share in the Twin Cities MSA as of June 30, 2020, based on FDIC data and as displayed in the table below. By comparison, as of the same date, the Company had a deposit market share of approximately 1.1%, which ranked the Company ninth in the Twin Cities MSA overall and fourth in the Twin Cities MSA among banks headquartered in Minnesota.

				Total	Market
		State	Branch	Deposits	Share
Rank	Institution	Headquarters	Count	($000)	(%)
1	U.S. Bancorp	MN	98	83,341,943	38.23
2	Wells Fargo & Co	CA	94	65,154,088	29.88
3	TCF Financial Corp.	MI	80	8,226,068	3.77
4	Bank of Montreal	N/A	26	5,928,722	2.72
5	Otto Bremer Trust	MN	21	5,801,429	2.66
6	Ameriprise Financial, Inc.	MN	2	5,300,381	2.43
7	Bank of America Corp.	NC	11	4,634,383	2.13
8	Old National Bancorp	IN	29	3,585,042	1.64
9	Bridgewater Bancshares, Inc.	MN	9	2,289,454	1.05
10	Associated Banc‑Corp	WI	20	2,277,702	1.04
	Top 10 Institutions		390	186,539,212	85.55

	Total Bank Deposits		763	218,026,091

The market has experienced disruption in recent years due to acquisitions of local institutions by larger regional banks headquartered outside of the market. The Company seeks to attract customers by offering a higher level of responsiveness and by providing a more tailored array of products and services than larger competitors.

Products and Services

The Company offers a full array of simple, quality loan and deposit products primarily for commercial clients. While the Company provides products and services that compete with those offered by large, national and regional competitors, the Company additionally offers responsive support and personalized solutions tailored for each client. The Company emphasizes customer service over price, and believes in providing distinguishing levels of client service through the experience of employees, the responsiveness and certainty of the credit process and the efficiency with which business is conducted. The Company believes that clients notice a difference in service compared to the much larger institutions in the market. The Company has built a strong referral network that continually provides opportunities with new client relationships. At this time, the Company does not operate any non-depository business lines such as mortgage, wealth management or trust.

Lending. The Bank focuses primarily on commercial lending, consisting of loans secured by nonfarm, nonresidential properties, loans secured by multifamily residential properties, nonowner occupied single family residential properties, construction loans, land development loans and commercial and industrial loans. The Bank has a particular niche in multifamily financing which has historically represented approximately 20-30% of the loan portfolio. This asset class has performed extremely well and has lower historical loss rates when compared to other loan types. Commercial real estate loans (excluding multifamily and construction) consist of owner and nonowner occupied properties. This portfolio segment is well diversified with loans secured by office buildings, retail strip centers, industrial properties, senior housing and hospitality properties and mixed-use properties. In addition to loans secured by improved commercial real estate properties, the Bank engages in construction lending, which includes single family residential construction loans, land development, finished lots and raw land loans, and commercial and multifamily construction.

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

The Bank has developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2020, the 10 largest depositor relationships accounted for approximately 22.1% of total deposits. This high concentration of depositors presents a risk to liquidity if one or more of them decides to change its relationship with the Bank and to withdraw all or a significant portion of their accounts.

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

Competitive Strengths

As the Company seeks to continue to grow the business, the following strengths are believed to provide a competitive advantage over other financial institutions operating in its market area:

Commercial Banking Expertise. Management believes the Company has earned the reputation as one of the prominent commercial real estate lenders in the Twin Cities MSA due in large part to the strength of the lending team. The Company has an experienced, professional team of 25 lenders, and believes the ability to drive quality, commercial loan growth is a result of being able to provide each client with access to a knowledgeable, experienced, responsive and dedicated banker. Due to their market knowledge and understanding of clients’ businesses, the lenders are well positioned to provide timely and relevant feedback to clients. Management believes the responsive credit culture separates the Company from competitors.

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

The Company’s seven-person strategic leadership team has a strong balance of extensive banking and regulatory experience, drive and talent. The team has over 125 years of combined banking and financial services experience and more than 20 years of regulatory experience. Three members of the team have been leading the Bank since its formation, and with an average age of 48, this group can drive growth and strategy for years to come.

In addition to the strategic leadership team, the Company has demonstrated an ability to grow through the recruitment of high performing individuals. The Company seeks to hire people with significant in-market experience who fit the Company’s hard-working, driven culture. Through targeted hiring and internal development efforts, the Company has established a deep bench of talent to continue to grow and manage business. The Company has structured its team to prepare for long-term growth and stability by combining the experienced strategic leadership and commercial lending teams with its next generation of leaders.

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

Hard-Working and Entrepreneurial Culture. The Company has developed a hard-working and entrepreneurial culture, which is a critical component for attracting and retaining experienced and talented bankers, as well as clients. The Company has established a set of core values, based on characteristics that describe and inspire the culture—unconventional, responsive, dedicated, focused on growth and accurate. To maintain the culture, all potential and current personnel evaluations include an assessment of these attributes. Clients notice the unconventional environment with dedicated employees who feel like they are part of building a high performing community bank.

Solid Asset Quality Metrics. A risk-management focused business model has contributed to solid asset quality during a period of strong loan growth and economic uncertainty. The Company diligently monitors and routinely stress tests the loan portfolio. The strong credit metrics are the result of prudent underwriting standards, experienced lenders, and close ties to and knowledge of clients.

Proactive Enterprise Risk Management. The Company’s enterprise risk management practices provide an enhanced level of oversight allowing management to be proactive rather than reactive. The Bank-level risk committee, comprised of senior representatives from all departments, meets monthly to review the Bank’s overall enterprise risk position and to discuss how the Bank’s strategic initiatives may impact the Bank’s risk profile. Enterprise risk management reports are provided to the full Bank board on a quarterly basis. In 2016, Bridgewater Risk Management, Inc. was formed as a captive insurance subsidiary to provide supplemental insurance coverage to the Company and its subsidiaries for risk management purposes.

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

Strategies for Growth

To generate future growth, the Company intends to continue to execute the strategies that it has used over the past fifteen years to achieve some of the strongest performance results in the community banking industry. These strategies include the following:

Focus on Organic Growth in the Market Area. The Company intends to continue to grow its business organically in a focused and strategic manner by leveraging its competitive strengths, including commercial banking expertise, an experienced management team, an efficient business model and strong branding, to capitalize on the opportunities in the Company’s market area. As a publicly traded but locally-headquartered community bank, the Company can go beyond what small banks can provide by offering similar sophisticated products and services to those offered by the much larger, out-of-state banks, but in a manner that is tailored to the needs of local clients in a more efficient, responsive and flexible way. Although the Company may in the future identify new markets to enter, the long-term growth potential of the current market is substantial and provides the ability to continue to grow organically in the market.

The Company plans to increase core deposits and build market share by expanding existing client relationships and by developing new deposit-focused clients. The Company plans to continue to expand its footprint through marketing and networking efforts focused on generating deposits. Although the Company is committed to growing core deposits, growth will continue to be supplemented, when necessary, with non-core, wholesale funding sources. On the lending side, the Company intends to rely on the commercial real estate lending expertise of the lenders, and believes the Company is well-positioned to continue to organically grow commercial loans based on the favorable market demographics in the Twin Cities MSA.

Leverage Entrepreneurial Culture and Talent. The Company has built a team of bankers that is hard-working, passionate and energized by the opportunities to continue to grow the Company’s business and develop its brand in the Twin Cities MSA. With an experienced strategic leadership team and a strong layer of talented middle managers, the Company is well positioned for future growth. The Company aggressively recruits qualified personnel and develops talent internally and believes the culture, which empowers employees to be entrepreneurs for the business, will allow the Company to attract and develop the talent needed to drive growth.

Consider Opportunistic Acquisitions. In addition to organic growth, from time to time, the Company may consider additional acquisition opportunities that fit with the organization. Specifically, the Company will evaluate acquisitions that would be complementary to its existing business. The Company will continue to seek acquisitions that will bolster its balance sheet in areas where the Company would like to grow or diversify, without compromising the Company’s risk profile or culture. While pursuing acquisitions that fit, the Company intends to be disciplined in its approach to pricing, new business lines and new markets. In the future, the Company may evaluate and act upon acquisition opportunities that would produce attractive returns for shareholders. Management believes that there will be further bank consolidation in the Twin Cities MSA and that the Company is well positioned to be a preferred partner for smaller institutions looking to exit through a sale to an in-market buyer.

Human Capital Resources

The Company believes that its growth and success are dependent on its ability to attract, develop, and retain a high-performing and diverse team of people. As of December 31, 2020, the Company had 185 employees, most of which are full-time employees. None of the Company’s employees is a party to a collective bargaining agreement. The Company considers the relationship with its employees to be good and has not experienced interruptions of operations due to labor disagreements.

The Company believes embracing and understanding diversity has and will continue to make the Company stronger. The Company recognizes that different perspectives enhance its thinking and improve its employees’ experience by bringing together unique backgrounds, beliefs, cultures, and experiences at the Company. The Company’s Diversity, Equity and Inclusion Committee focuses on building an inclusive culture that encourages, supports and celebrates the diversity of the Company’s employees and the communities in which it serves.

Employee retention helps the Company operate efficiently and carry out its mission of being the finest entrepreneurial bank in the Twin Cities. The Company believes its commitment to its core values (Unconventional, Responsive, Dedicated, Growth and Accuracy), as well as prioritizing concern for its employees’ well-being, supporting its employees’ career goals and offering competitive wages and benefits aid in the retention of its employees.

The Company believes developing employees’ leadership skills is a critical success factor for the long-term future of the Company. The Company has a Mentorship Program which gives employees the opportunity to open the door to professional advice and constructive communication from leaders at all levels within the organization. The program provides participants with ways to build leadership skills, learn from others outside of their normal area of activity, and continue to grow both personally and professionally.

The Company strives to give back to the communities in which it operates by encouraging employees to be engaged in the communities where they live and work. To help remove roadblocks to volunteering, the Company offers a program that provides employees paid time off to volunteer at non-profit organizations of their choice (up to 16 hours).  The Company is proud to support many local community organizations through financial contributions and employee-driven volunteerism.

The safety, health and wellness of employees is a top priority. During 2020, the COVID-19 pandemic created new challenges for the Company and its team members. In a short period of time, the Company was able to adapt in the uncertain environment by utilizing the Company’s technology, electronic banking and other digital platforms to minimize interruption to both employees and clients. In an effort to keep employees safe during the COVID-19 pandemic, the Company implemented a number of new health-related measures, including protocols governing the use of face masks, enhanced cleaning procedures at the corporate and branch offices, social-distancing protocols, the use of rotational in-office work schedules and providing the ability to work from home.

Corporate Information

The Company’s principal executive office is located at 4450 Excelsior Blvd., Suite 100, St. Louis Park, Minnesota 55416, and the telephone number at that address is (952) 893-6868. The Company relocated its principal executive office in 2020 to a site it owns in St. Louis Park, Minnesota. The website address is www.investors.bridgewaterbankmn.com. The information contained on the website is not a part of, nor incorporated by reference into, this report.

All filings made by the Company with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, as the Company does. The website is www.sec.gov. The Company provides access to its Securities and Exchange Commission (“SEC”) filings through its website at www.investors.bridgewaterbankmn.com. After accessing the website, the filings are available free of charge upon selecting “Investor Relations/SEC Filings/Documents.” Reports available include the

Company’s proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the documents and reports are electronically filed with or furnished to the SEC.

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Company’s primary regulator, the Federal Reserve, and the Bank’s primary federal regulator, the FDIC and primary state regulator, the Minnesota Department of Commerce, Financial Institutions Division, or MDOC, and the Consumer Financial Protection Bureau, or CFPB, as the regulator of consumer financial services and their providers. Furthermore, taxation laws administered by the Internal Revenue Service, or IRS, and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, or FASB, securities laws administered by the Securities and Exchange Commission, or SEC, and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. Then, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act, or Regulatory Relief Act, was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms are favorable to its operations.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the impact of the COVID-19 pandemic on the banking industry. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID-19 Pandemic

The federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.

Moreover, the Federal Reserve issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also has acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

For information on the CARES Act, PPP program and the Federal Reserve’s lending facilities and for discussions of the economic impact of the COVID-19 pandemic, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, information as to selected topics, such as the impact on capital requirements, dividend payments, reserves and CRA, is contained in the relevant sections of this Supervision and Regulation discussion provided below.

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

Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of binding regulations by each of the regulatory agencies. The Basel III Rule increased the required quantity and quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally certain holding companies with consolidated assets of less than $3 billion), and certain qualifying banking organizations that may elect a simplified framework, which the Company has not done. Thus, the Company and the Bank are each currently subject to the Basel III Rule as described below.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios as follows:

●	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
●	A ratio of minimum Tier 1 Capital equal to 6% of risk-weighted assets;
●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The federal bank regulators released a joint statement in response to the COVID-19 pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

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

Under the capital regulations of the Federal Reserve for the Company and the FDIC for the Bank, in order to be well-capitalized, a banking organization must maintain:

●	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
●	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
●	A ratio of Total Capital to total risk-weighted assets of 10% or more; and
●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2020: (i) the Bank was not subject to a directive from MDOC or FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2020, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company was also in compliance with the capital conservation buffer as of December 31, 2020.

Prompt Corrective Action. The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of undercapitalized institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio”, or CBLR, of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic. The Company may elect the CBLR framework at any time but has not currently determined to do so.

Supervision and Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company that has elected financial holding company status. As a bank holding company, the Company is registered with, and is subject to regulation supervision and enforcement by, the Federal Reserve under the BHCA. The Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of 5% or more of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has elected to operate as a financial holding company. In order to maintain its status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company or any bank subsidiary is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but, during the period of noncompliance, the Federal Reserve may place any additional limitations on the Company that it deems appropriate. Furthermore, if non-compliance is based on the failure of the Bank to achieve a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. The Company is subject to the complex consolidated capital requirements of the Basel III Rule, see “—the Role of Capital” above.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. These factors have come into consideration in the industry as a result of the COVID-19 pandemic. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this is evidenced in its reaction to the COVID-19 pandemic. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of the Bank

General. The Bank is a Minnesota-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund, or DIF, to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As a Minnesota-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the MDOC, the chartering authority for Minnesota banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum. As a result, the FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio then fell to 1.30% in 2020 as a result of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

Supervisory Assessments. All Minnesota-chartered banks are required to pay supervisory assessments to the MDOC to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2020, the Bank paid supervisory assessments to the MDOC totaling approximately $101,829.

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

To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to the Bank, it continues to review its liquidity risk management policies in light of these developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under Minnesota law, the Bank cannot declare or pay a cash dividend or dividend in kind unless it will have a surplus amounting to not less than 20% of its capital after payment of the dividend. Once this surplus amount reaches 50% of the Bank’s capital, the Bank may pay dividends out of net profits if the dividends will not reduce the Bank’s capital, undivided profits and reserves below requirements established by the MDOC. Further, the Bank may not declare or pay a dividend until cumulative dividends on preferred stock, if any, are paid in full.

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2020. Notwithstanding the availability of funds for dividends, however, the FDIC and the MDOC may prohibit the payment of unrestricted dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Safety and Soundness Standards/Risk Management. FDIC-insured institutions are expected to operate in a safe and sound manner. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of such institutions that address internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to operate in a safe and sound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Operating in an unsafe or unsound manner will also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. Bank regulators have identified key risk themes for 2021, which include: (i) credit risk management given projected weaker economic conditions and commercial and residential real estate concentration risk management; (ii) the transition away from LIBOR (London Interbank Offered Rate) as a reference rate; (iii) compliance risk management related to COVID-19 pandemic-related activities; (iv) Bank Secrecy Act/anti-money laundering (“AML”) compliance; (v) cybersecurity and operational resilience; (vi), planning for and implementation of the current-expected-credit-losses (“CECL”) accounting standard; and (vii) CRA performance.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures are in effect across all business lines and geographic locations.

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

Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. Reserves are maintained on deposit at the Federal Reserve Banks. The reserve requirements are subject to an annual adjustment by the Federal Reserve, and, for 2020, the Federal Reserve had determined that the first $16.9 million of otherwise reservable balances had a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement was 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement was 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the reserve maintenance requirement. The action permits the

Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements. In a joint statement responding to the COVID-19 pandemic, the bank regulatory agencies announced favorable CRA consideration for banks providing retail banking services and lending activities in their assessment areas, consistent with safe and sound banking practices, that are responsive to the needs of low- and moderate-income individuals, small businesses, and small farms affected by the pandemic. Those activities include waiving certain fees, easing restrictions on out-of-state and non-customer checks, expanding credit products, increasing credit limits for creditworthy borrowers, providing alternative service options, and offering prudent payment accommodations. The joint statement also provided favorable CRA consideration for certain pandemic-related community development activities.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA Patriot Act, along with other legal authorities, mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate, or CRE, Lending, Sound Risk Management Practices guidance, or CRE Guidance, provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

As of December 31, 2020, the Bank’s total loans secured by multifamily and CRE nonowner occupied properties plus total construction and land development loans represented 455.8% of its total capital. Thus, the Bank is deemed to have a concentration in CRE lending. Accordingly, pursuant to the CRE Policy Guidance, the Bank is required to have heightened risk management practices in place to account for the heightened degree of risk associated with CRE lending.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-

related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has from time to time released additional rules as to qualified mortgages and the borrower’s ability to repay, most recently in October of 2020. The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

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

Summary

This is a summary of some of the material risks and uncertainties that management believes affects us. The list is not exhaustive but provides a high-level summary of some of the material risks that are further described in this Item 1A. We encourage you to read Item 1A in its entirety.

Credit Risks

●	Loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard; and
●	the concentration of large loans to certain borrowers.

Liquidity and Funding Risks

●	The ability to successfully manage liquidity risk;
●	the dependence on non-core funding sources and our cost of funds;
●	the concentration of large deposits from certain clients; and
●	the ability to raise additional capital to implement our business plan.

Operational, Strategic and Reputational Risks

●	The ability to implement the Company’s growth strategy and manage costs effectively;
●	the composition of senior leadership team and the ability to attract and retain key personnel;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry;
●	severe weather, natural disasters, widespread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, civil unrest or other adverse external events; and

●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates.

Legal, Accounting and Compliance Risks

●	The effectiveness of the risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the extensive regulatory framework that applies to us; and
●	the impact of recent and future legislative and regulatory changes.

Market and Interest Rate Risks

●	Interest rate risk; and
●	fluctuations in the values of the securities held in our securities portfolio.

COVID-19 Pandemic Related Risks

●	The negative effects of the COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic.

Credit Risks

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate values and the health of the real estate market generally.

As of December 31, 2020, we had $1.51 billion of commercial real estate loans, consisting of $709.3 million of loans secured by nonfarm nonresidential properties, $626.5 million of loans secured by multifamily residential properties and $170.2 million of construction and land development loans. Additionally, we had $113.4 million in loans whose purpose was to finance commercial real estate projects, but were secured by other types of collateral. Commercial real estate secured loans represented 64.7% of our total gross loan portfolio and 455.8% of the Bank’s total risk-based capital at December 31, 2020. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions. Adverse developments affecting real estate values in our market area could increase the credit risk associated with our loan portfolio. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could force us to take charge-offs or require us to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity, as well as environmental factors, could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2020, approximately 80.6% of our total gross loan portfolio was comprised of loans with real estate as a primary component of collateral. As a result, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect our profitability. Such declines and losses would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As a bank, our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, or may present inaccurate or incomplete information to us, as well as risks relating to the value of collateral. To manage our credit risk, we must, among other actions, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans or our inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As of December 31, 2020, our allowance for loan losses as a percentage of total gross loans was 1.50% and as a percentage of total nonperforming loans was 4,495.6%. Although management believes that the allowance for loan losses was adequate on such date to absorb probable losses on existing loans that may become uncollectible, losses in excess of the existing allowance will reduce our net income and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may also be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s assessment that the allowance is inadequate or as required by our banking regulators. Our banking regulators periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Current Expected Credit Loss accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the FASB issued a new accounting standard that will replace the current approach under accounting principles generally accepted in the United States, or GAAP, for establishing the allowance for loan losses which generally considers only past events and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. The new standard is expected to generally result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. The change will also likely greatly increase the types of data we will need to collect and analyze to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. Moreover, the CECL model may create more volatility in our level of allowance for loan losses and could result in the need for additional capital.

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

Commercial loans represented 13.1% of our total gross loan portfolio at December 31, 2020. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans is often more sensitive than other types of loans to the general business climate and economy. Accordingly, a challenging business and economic environment may increase our risk related to commercial loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Construction and land development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and land development loans comprised approximately 7.3% of our total loan portfolio as of December 31, 2020. Such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction and land development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Our high concentration of large loans to certain borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to cultivate relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. As of December 31, 2020, our 10 largest borrowing relationships accounted for approximately 17.5% of our total gross loan portfolio. We have established an informal, internal limit on a single loan to finance one transaction, but we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s financial condition, overall credit quality and property fundamentals are commensurate with the increased size of the loan. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of business, economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As a result of our rapid growth, a significant portion of our loan portfolio at any given time is of relatively recent origin. Typically, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as “seasoning.” As a result, a portfolio of more seasoned loans may more predictably follow a bank’s historical default or credit deterioration patterns than a newer portfolio. Because 69.4% of the dollar amount of our portfolio has been originated in the past three years, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Nonperforming assets take significant time to resolve and adversely affect our net interest income.

As of December 31, 2020, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more) totaled $775,000, or 0.03% of our total gross loan portfolio, and our nonperforming assets totaled $775,000, or 0.03% of total assets. In addition, we had $13,000 in accruing loans that were 30-89 days delinquent as of December 31, 2020.

Our nonperforming assets adversely affect our net interest income in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our net income and returns on assets and equity. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and foreclosed assets also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management, which increases our loan administration costs and adversely affects our efficiency ratio, and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Other primary sources of funds consist of cash from operations, investment security maturities and sales and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by brokered deposits, repurchase agreements and the ability to borrow from the Federal Reserve and the Federal Home Loan Bank of Des Moines, or FHLB. We may also borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

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

We depend on non-core funding sources, which causes our cost of funds to be higher when compared to other financial institutions.

We use certain non-core, wholesale funding sources, including brokered deposits, federal funds purchased, and FHLB advances. As of December 31, 2020, we had approximately $452.3 million of brokered deposits, which represented approximately 18.1% of our total deposits, $57.5 million of FHLB advances and no federal funds purchased. Unlike traditional deposits from our local clients, there is a higher likelihood that the funds wholesale deposits provide will not remain with us after maturity. For example, depositors who have deposited funds with us through brokers are a less stable source of funding than typical relationship deposit clients. Although we are increasing our efforts to reduce our reliance on non-core funding sources, we may not be able to increase our market share of core-deposit funding in our highly competitive market area. If we are unable to do so, we may be forced to increase the amounts of wholesale funding sources. The cost of these funds can be volatile and may exceed the cost of core deposits in our market area, which could have a material adverse effect on our net interest income. In addition, our maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans we can pledge. As of December 31, 2020, our advances from the FHLB were collateralized by $739.9 million of real estate and commercial loans. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. If we are unable to access any of these types of funding sources or if our costs related to them increases, our liquidity and ability to support demand for loans could be materially adversely affected.

Our high concentration of large depositors may increase our liquidity risk, and the loss of any large depositor may negatively impact our net interest margin.

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2020, our 10 largest depositor relationships accounted for approximately 22.1% of our total deposits. This high concentration of depositors presents a risk to our liquidity if one or more of them decides to change its relationship with us and to withdraw all or a significant portion of their deposits. If such an event occurs, we may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, which could negatively impact our net interest margin if the alternative source of funding is at a higher rate and have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our liquidity is dependent on dividends from the Bank.

The Company is a legal entity separate and distinct from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. For example, Minnesota law only permits banks to pay dividends if a bank has established a surplus fund equal to or more than 20% of the bank’s capital stock and if the dividends will not reduce the bank’s capital, undivided profits and reserves below specific requirements. As of December 31, 2020, the Bank had the capacity to pay the Company a dividend of up to $16.0 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our business, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. This systemic risk may adversely affect financial intermediaries with which we interact on a daily basis or key funding providers such as the FHLB, which could have a material adverse effect on our access to liquidity. In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Any such losses could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We rely, in part, on our reputation to attract clients and retain our client relationships. Damage to our reputation could undermine the confidence of our current and potential clients in our ability to provide high-quality financial services. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described in this report, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, client and other third party fraud, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. Maintaining our reputation also depends on our ability to successfully prevent third parties from infringing on the “Bridgewater Bank” brand and associated trademarks and our other intellectual property. Defense of our reputation, trademarks and other intellectual property, including through litigation, could result in costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware or other cyber-attacks.

There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

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

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cybersecurity breaches described above, and the cybersecurity measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in our operations as we continue to grow. We may experience operational challenges as we implement these new technology enhancements, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our clients.

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

We operate in a highly competitive and changing industry and market area and compete with both banks and non-banks.

We operate in the highly competitive financial services industry and face significant competition for clients from financial institutions located both within and beyond our market area. We compete with national commercial banks, regional banks, private banks, savings banks, credit unions, non-bank financial services companies and other financial institutions operating within or near the areas we serve, many of whom target the same clients we do in the Twin Cities MSA. As client preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our clients’ needs by using technology. Client loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the client. Increased lending activity of competing banks has also led to increased competitive pressures on loan rates and terms for high-quality credits. We may not be able to compete successfully with other financial institutions in our markets, particularly with larger financial institutions that have significantly greater resources than us, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking clients may seek alternative banking sources as they develop needs for credit larger than we may be able to accommodate or more expansive product mixes offered by larger institutions.

Severe weather, natural disasters, widespread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, civil unrest or other adverse external events could significantly impact our business.

Severe weather, natural disasters, widespread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, civil unrest or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

A transition away from the London Inter-Bank Offered Rate, or LIBOR, as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2020, our commercial real estate secured loans represented 455.8% of the Bank’s total risk-based capital. As a result, we are deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines. Accordingly, pursuant to guidance issued by the federal bank regulatory agencies, we are required to have heightened risk management practices in place to account for the heightened degree of risk associated with commercial real estate lending and may be required to maintain capital in excess of regulatory minimums. We cannot guarantee that the risk management practices we have implemented will be effective to prevent losses relating to our commercial real estate portfolio. In addition, increased capital requirements could limit our ability to leverage our capital, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include policies related to the allowance for loan losses, investment securities impairment, fair value of financial instruments and deferred tax assets. See Note 1 of the Company’s Consolidated Financial Statements included as part of this Annual Report on Form 10-K for further information. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided, experience additional impairment in our securities portfolio, change the carrying value of our financial instruments and the amount of revenue or loss recorded, or record a valuation allowance against our deferred tax assets. Any of these could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the financial crisis, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of “held for sale” assets and compliance with anti-money laundering statutes, the Bank Secrecy Act and sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury.

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

Since the financial crisis, federal and state banking laws and regulations, as well as interpretations and implementations of these laws and regulations, have undergone substantial review and change. In particular, the Dodd-Frank Act drastically revised the laws and regulations under which we operate. As an institution with less than $10 billion in assets, certain elements of the Dodd-Frank Act have not been applied to us and provisions of the Regulatory Relief Act are intended to result in meaningful regulatory relief for community banks and their holding companies. While we endeavor to maintain safe banking practices and controls beyond the regulatory requirements applicable to us, our internal controls may not match those of larger banking institutions that are subject to increased regulatory oversight.

Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. This increased regulatory burden has resulted and may continue to result in increased costs of doing business and may in the future result in decreased revenues and net income, reduce our ability to compete effectively to attract and retain clients, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, political developments, including changes in law introduced by the Biden administration in the United States in 2021, add uncertainty to the implementation, scope and timing of regulatory reforms.

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

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consist of deferred loan loss deductions and deferred compensation deductions. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2020, our net deferred tax asset was $8.0 million.

We also face risk based on actions of the U.S. Treasury and the IRS. In November 2016, these agencies issued a notice making captive insurance company activities “transactions of interest” due to the potential for tax avoidance or evasion. We have a captive insurance company, which is a wholly-owned subsidiary of the Company that provides insurance coverage to the Company and its subsidiaries for risk management purposes or where commercial insurance may not be available or economically feasible. It is not certain at this point how the notice may impact us or the continued operation of the captive insurance company as a risk management tool, but if the activity is deemed by the IRS to be an abusive tax structure, we may become subject to significant penalties and interest.

In addition, in February of 2018, we formed Bridgewater Investment Management, Inc., a Minnesota corporation and a subsidiary of the Bank, to hold certain municipal securities and to engage in municipal lending activities. Based on current tax regulations and guidance, we believe that municipal securities held by a non-bank subsidiary of a financial institution are eligible to receive favorable federal income tax treatment. Like our captive insurance company, there is a risk that the IRS may investigate these types of arrangements and issue new guidance eliminating the tax benefit to such a structure.

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

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could result in fines or sanctions against us.

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The bank regulatory agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

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

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things (i) imposes certain limitations on our ability to share nonpublic personal information about our clients with nonaffiliated third parties, (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission and the CFPB, as well as at the state level, such as with regard to mobile applications.

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

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are an emerging growth company within the meaning of the Securities Act and because we have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

For as long as we remain an emerging growth company, as defined in the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the FASB or the SEC, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We have elected to, and expect to continue to, take advantage of certain of these and other exemptions until we are no longer an emerging growth company. Further, the JOBS Act allows us to present only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations and provide less than five years of selected financial data.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the end of the first fiscal year in which (A) the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year, (B) we have been a public reporting company under the Exchange Act for at least twelve calendar months and (C) we have filed at least one annual report on Form 10-K.

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

If we are unable to meet the demands that are placed upon us as a public company, including the requirements of Sarbanes-Oxley, we may be unable to report our financial results accurately, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Sarbanes-Oxley, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If material weaknesses or other deficiencies occur, our ability to report our financial results accurately and timely could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock from the Nasdaq Stock Market, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Even if we are able to report our financial statements accurately and in a timely manner, any failure in our efforts to implement the improvements or disclosure of material weaknesses in our future filings with the SEC could cause our reputation to be harmed and our stock price to decline significantly.

We did not engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting, as contemplated by Section 404 of Sarbanes-Oxley, under the standards of the PCAOB as of any balance sheet date reported in our financial statements as of December 31, 2020. If we had our independent registered public accounting firm perform an audit of our internal control over financial reporting under the standards of the PCAOB, material weaknesses may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an emerging growth company, we will be exempt from the provisions of Section 404(b) of Sarbanes-Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting under the standards of the PCAOB. We may take advantage of this exemption so long as we qualify as an emerging growth company.

Certain banking laws and certain provisions of our second amended and restated articles of incorporation may have an anti-takeover effect.

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

There are also provisions in our second amended and restated articles of incorporation and amended and restated bylaws, such as the classification of our board of directors and limitations on the ability to call a special meeting of our shareholders, that may be used to delay or block a takeover attempt. In addition, our board of directors is authorized under our second amended and restated articles of incorporation to issue shares of preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without shareholder approval. These provisions may effectively inhibit a non-negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.

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

Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions and policies of various governmental and regulatory agencies, and, in particular U.S. monetary policy. For example, we face uncertainty regarding the interest rate risk, and resulting effect on our portfolio, that could result when the Federal Reserve reduces the amount of securities it holds on its balance sheet. In recent years, it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through a targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have generally been at levels lower than were available prior to the financial crisis. Consequently, the average yield on the Bank’s interest-earning assets has generally decreased during the current low interest rate environment. If a low interest rate environment persists, we may be unable to increase our net interest income.

As of December 31, 2020, we had $671.9 million of noninterest bearing deposit accounts and $1.83 billion of interest bearing deposit accounts. We do not know what future market rates will be. If we need to offer higher interest rates on these accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2020, the fair value of our securities portfolio was approximately $390.6 million, or 13.3% of our total assets. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause an other than temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other than temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•	actual or anticipated variations in our quarterly results of operations;
•	recommendations or research reports about us or the financial services industry in general published by securities analysts;
•	the failure of securities analysts to cover, or continue to cover;
•	operating and stock price performance of other companies that investors or analysts deem comparable to us;
•	news reports relating to trends, concerns and other issues in the financial services industry;
•	perceptions in the marketplace regarding us, our competitors or other financial institutions;
•	future sales of our common stock;
•	departure of members of our strategic leadership team or other key personnel;
•	new technology used, or services offered, by competitors;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•	changes or proposed changes in laws or regulations, or differing interpretations of existing laws and regulations, affecting our business, or enforcement of these laws and regulations;
•	litigation and governmental investigations; and
•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us and claims of all of our outstanding shares of preferred stock. As of December 31, 2020, we had $11.0 million of senior indebtedness and $75.0 million of subordinated debentures outstanding. We do not currently have any shares of preferred stock outstanding. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to our debt holders have been satisfied and holders of senior equity securities, including preferred shares, if any, have received any payment or distribution due to them.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term shareholder value.

In January 2019, the Company’s board of directors approved a stock repurchase program, which authorized the Company to repurchase up to $15.0 million of its common stock, subject to certain limitations and conditions. The repurchase program was effective immediately and was subsequently expanded. On July 23, 2019 and October 27, 2020, the Company’s board of directors approved a $10.0 million and $15.0 million increase, respectively, to the repurchase program for a total authorization of $40.0 million. Additionally, on October 27, 2020, the repurchase program duration was extended to run through October 27, 2022. The repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. The repurchase program may be suspended or terminated at any time and, even if fully implemented, the repurchase program may not enhance long-term shareholder value.

COVID-19 Pandemic Related Risks

The outbreak of COVID-19 has led to an economic recession and had other severe effects on the U.S. economy and has disrupted our operations. The ongoing COVID-19 pandemic has also adversely impacted certain industries in which our clients operate and impaired their ability to fulfill their financial obligations to us. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The COVID-19 pandemic continues to negatively impact the United States and the world. The spread of COVID-19 has negatively impacted the U.S. economy at large, and small businesses in particular, and has disrupted our operations. The responses on the part of the U.S. and global governments and populations have created a recessionary environment, reduced economic activity and caused significant volatility in the global stock markets. We have experienced significant disruptions across our business due to these effects, which may in future periods lead to decreased earnings, significant loan defaults and slowdowns in our loan collections. We expect increased unemployment and recessionary concerns will adversely affect loan originations in future periods. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The outbreak of COVID-19 has resulted in a decline in the businesses of certain of our clients, a decrease in consumer confidence, an increase in unemployment and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, the value of loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy. Although the U.S. government introduced a number of programs designed to soften the impact of COVID-19 on small businesses, our borrowers may still be unable to satisfy their financial obligations to us.

In addition, COVID-19 has impacted and likely will continue to impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. Certain of our borrowers are in or have exposure to the hospitality and restaurant industries and are located in areas that are or were quarantined or under stay-at-home orders. COVID-19 may also have an adverse effect on our commercial real estate portfolio, particularly with respect to real estate with exposure to affected industries, and our consumer loan portfolio. As COVID-19 cases have begun to surge in recent months, any new or prolonged quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations to us and could result in loan defaults.

The ultimate extent of the COVID-19 pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our markets, the development, distribution and supply of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets in response to the recent surge in the number of COVID-19 cases.

The initial distribution of vaccines has been slow, and there may continue to be challenges with producing and distributing sufficient quantities of the vaccines. If the general public is unwilling or unable to access effective vaccines and therapies, this may also prolong the COVID-19 pandemic. In addition, new variants of COVID-19 may increase the spread or severity of COVID-19 and previously developed vaccines and therapies may not be as effective against new COVID-19 variants.

As a result of the COVID-19 pandemic we may experience adverse financial consequences due to a number of other factors, including, but not limited to:

●	a sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill and other intangible assets that could result in an impairment charge being recorded for that period, and adversely impact our results of operations and the ability of the Bank to pay dividends to us;
●	the negative effect on earnings resulting from the Bank modifying loans and agreeing to loan payment deferrals due to the COVID-19 crisis;
●	increased demand on our liquidity as we meet borrowers’ needs and cover expenses related to our business continuity plan;

●	the potential for reduced liquidity and its negative effect on our capital and leverage ratios;
●	the modification of our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners;
●	increases in federal and state taxes as a result of the effects of the pandemic and stimulus programs on governmental budgets;
●	an increase in FDIC premiums if the agency experiences additional resolution costs relating to bank failures;
●	increased cyber and payment fraud risk due to increased online and remote activity; and
●	other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349.0 billion loan program administered through the SBA, referred to as the PPP. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.0 billion in PPP funding. In addition to implementing the programs contemplated by these acts, the federal bank regulatory agencies have issued a steady stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation:

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

The COVID-19 pandemic has significantly affected the financial markets, and the Federal Reserve has taken a number of actions in response. In March 2020, the Federal Reserve dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income, our net interest margin and our profitability. The Federal Reserve also launched the Main Street Lending Program, which offers deferred interest on four-year loans to small and mid-sized businesses. The Main Street Lending Program terminated on January 8, 2021. The impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.

COVID-19 has disrupted banking and other financial activities in the areas in which we operate and could potentially create widespread business continuity issues for us.

The COVID-19 pandemic has negatively impacted the ability of our employees and clients to engage in banking and other financial transactions in the geographic area in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of an outbreak or escalation of the COVID-19 pandemic in our market area, including because of illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic. Although we have a business continuity plan and other safeguards in place, there is no assurance that such plan and safeguards will be effective. Further, we rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients.

As a participating lender in the PPP, we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some of or all PPP loan guarantees.

The CARES Act included a $349.0 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposed us to risks relating to noncompliance with the PPP. On April 24, 2020, an additional $310.0 billion in funding for PPP loans was authorized, and such funds became available for PPP loans beginning on April 27, 2020. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.0 billion in PPP funding.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigations costs, or reputational damage caused by the PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations. Also, it has been reported that many borrowers fraudulently obtained PPP loans through the program. We may be subject to regulatory and litigation risk if any of our PPP borrowers used fraudulent means to obtain a PPP loan.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP, or if the borrower fraudulently obtained a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there is a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located at 4450 Excelsior Boulevard, Suite 100, St. Louis Park, Minnesota 55416. Including our corporate headquarters, we operate seven full-service branch offices located in the Twin Cities MSA. We currently own three of our branch offices located in Orono, St. Louis Park and Minneapolis (Hennepin Avenue), and lease the remaining four locations. Additional information regarding our locations is set forth below.

Address	Owned/Leased
Headquarters and St. Louis Park Branch:
4450 Excelsior Boulevard, Suite 100, St. Louis Park, Minnesota 55416	Owned
Other Branch Locations:
21500 Highway 7, Greenwood, Minnesota 55331	Leased
Northstar Center West, 625 Marquette Avenue, Suite #W0100, Minneapolis, Minnesota 55402	Leased
2445 Shadywood Road, Orono, Minnesota 55331	Owned
3100 Hennepin Avenue, Minneapolis, Minnesota 55408(1)	Owned
370 Wabasha Street N., St. Paul, Minnesota 55102	Leased
7831 East Bush Lake Road, Suite 300, Bloomington, Minnesota 55439	Leased
(1)	Does not include the leased drive-up property located adjacent to the branch.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Stock Market (“Nasdaq”) under the symbol “BWB.” As of March 2, 2021, the Company had 121 holders of record of the Company’s common stock and an estimated 3,283 additional beneficial holders of the Company’s common stock whose stock was held in street name by brokerages or fiduciaries.

Issuer Purchases of Equity Securities

On January 22, 2019, the Company’s board of directors approved a stock repurchase program (the “Program”) which authorized the Company to repurchase up to $15.0 million of its common stock, subject to certain limitations and conditions. The Program was effective immediately and was subsequently expanded. On July 23, 2019 and October 27, 2020, the Company's board of directors approved $10.0 million and $15.0 million increases, respectively, to the Program for a total authorization of $40.0 million. Additionally, on October 27, 2020, the Program duration was extended to run through October 27, 2022. The Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the Program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

The following table presents stock purchases made during the fourth quarter of 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2020	433,664	$10.76	433,664	$17,030,445
November 1 - 30, 2020	110,370	11.98	110,370	15,707,899
December 1 - 31, 2020	84,088	12.36	80,899	14,707,185
Total	628,122	$11.19	624,933	$14,707,185
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock awards. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.

Performance Graph

The following graph compares the percentage change in the cumulative shareholder return of the Company’s common stock during the period from the date of our initial public offering and listing on Nasdaq through December 31, 2020, with the cumulative return of the Nasdaq Composite Index and the total return of the Nasdaq Bank Index. This comparison assumes $100.00 was invested on March 14, 2018 and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

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

        Under the terms of a loan agreement with a third party correspondent lender which the Company entered into in March of 2021, the Company cannot declare or pay any cash dividend or make any other distribution in respect to capital stock, except in accordance with past practices and so long as no default has occurred and is continuing. In addition, under the terms of the subordinated notes issued in July of 2017 and June of 2020, and the related subordinated note purchase agreements, the Company is not permitted to declare or pay any dividends on capital stock if an event of default occurs under the terms of the subordinated notes, excluding any dividends or distributions in shares of, or options, warrants or rights to subscribe for or purchase shares of, any class of our common stock and any declaration of a non-cash dividend in connection with the implementation of a shareholders' rights plan.

ITEM 6.  SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2020. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of and for the year ended December 31,
	2020	2019	2018	2017	2016
Per Common Share Data (1)
Basic Earnings Per Share	$0.95	$1.07	$0.93	$0.69		$0.59
Diluted Earnings Per Share	0.93	1.05	0.91	0.68		0.58
Book Value Per Share	9.43	8.45	7.34	5.56		4.69
Tangible Book Value Per Share (2)	9.31	8.33	7.22	5.40		4.53
Basic Weighted Average Shares Outstanding	28,582,064	29,358,644	29,001,393	24,604,464		22,294,837
Diluted Weighted Average Shares Outstanding	29,170,220	29,996,776	29,436,214	25,017,690		22,631,741
Shares Outstanding at Period End	28,143,493	28,973,572	30,097,274	24,679,861		24,589,861

Selected Performance Ratios
Return on Average Assets (ROA)	1.04%	1.49%	1.51%	1.16%	(6)	1.20%
Pre-Provision Net Revenue Return on Average Assets (PPNR ROA) (3)	2.09	2.07	2.20	2.30		2.23
Return on Average Common Equity (ROE)	10.51	13.50	13.87	13.18	(6)	12.88
Return on Average Tangible Common Equity (2)	10.65	13.72	14.15	13.60		13.23
Average Equity to Average Assets (2)	9.88	11.00	10.92	8.83		9.34
Yield on Interest Earning Assets	4.51	5.01	4.88	4.76		4.78
Yield on Total Loans, Gross	4.90	5.31	5.23	5.10		5.20
Cost of Interest Bearing Liabilities	1.53	2.03	1.65	1.19		1.09
Cost of Total Deposits	0.93	1.42	1.12	0.80		0.76
Net Interest Margin (4)	3.46	3.59	3.72	3.92		4.00
Efficiency Ratio (2)	49.0	47.4	46.5	44.4		45.8
Adjusted Efficiency Ratio (3)	40.5	43.3	41.7	41.1		N/A
Noninterest Expense to Average Assets	1.73	1.75	1.78	1.76		1.84
Adjusted Noninterest Expense to Average Assets (3)	1.44	1.59	1.59	1.62		N/A
Loan to Deposit Ratio	93.0	104.9	106.7	100.6		97.8
Core Deposits to Total Deposits	78.1	80.7	74.2	76.7		77.2
Tangible Common Equity to Tangible Assets (2)	8.96	10.65	11.03	8.26		8.86

Selected Asset Quality Data
Loans 30-89 Days Past Due	$13	$403	$311	$664		$677
Loans 30-89 Days Past Due to Total Loans	—%	0.02%	0.02%	0.05%		0.07%
Nonperforming Loans	$775	$461	$581	$1,139		$2,323
Nonperforming Loans to Total Loans	0.03%	0.02%	0.03%	0.08%		0.23%
Foreclosed Assets	$—	$—	$—	$581		$4,183
Nonaccrual Loans to Total Loans	0.03%	0.02%	0.03%	0.08%		0.23%
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.03	0.02	0.03	0.08		0.23
Nonperforming Assets (5)	$775	$461	$581	$1,720		$6,506
Nonperforming Assets to Total Assets (5)	0.03%	0.02%	0.03%	0.11%		0.52%
Allowance for Loan Losses to Total Loans	1.50	1.18	1.20	1.22		1.23
Allowance for Loan Losses to Total Loans, Excluding PPP Loans	1.59	N/A	N/A	N/A		N/A
Allowance for Loans Losses to Nonperforming Loans	4,495.61	4,886.33	3,447.68	1,448.81		530.91
Net Loan Charge-Offs to Average Loans	0.02	0.01	0.00	0.00		0.11

Capital Ratios (Bank Only)
Tier 1 Leverage Ratio	10.89%	11.01%	10.82%	9.83%		9.24%
Tier 1 Risk-based Capital Ratio	12.12	11.72	11.63	11.15		11.38
Total Risk-based Capital Ratio	13.37	12.16	12.76	12.37		12.63

Capital Ratios (Consolidated)
Tier 1 Leverage Ratio	9.28%	10.69%	11.23%	8.38%		9.44%
Tier 1 Risk-based Capital Ratio	10.35	11.39	12.07	9.49		11.49
Total Risk-based Capital Ratio	14.58	12.98	14.55	12.46		12.74

Growth Ratios
Percentage Change in Total Assets	29.0%	15.0%	22.1%	28.3%		35.7%
Percentage Change in Total Loans, Gross	21.7	14.8	23.6	34.6		25.2
Percentage Change in Total Deposits	37.2	16.8	16.5	30.9		34.3
Percentage Change in Shareholders' Equity	8.4	10.8	61.1	18.9		43.9
Percentage Change in Net Income	(13.4)	16.7	59.4	27.8		18.0
Percentage Change in Diluted Earnings Per Share	(10.9)	14.5	35.5	15.6		(8.2)
Percentage Change in Tangible Book Value Per Share (2)	11.8	15.3	33.7	19.3		11.9

(1)	Includes shares of common stock and non-voting common stock. On October 25, 2018, the Company exchanged shares of common stock for all of the outstanding shares of non-voting common stock. Following the exchange, no shares of non-voting common stock were outstanding.
(2)	Represents a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" for further details.
(3)	Ratio excludes the amortization of tax credit investments, FHLB prepayment fees and represents a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" for further details
(4)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21% beginning in 2018 and 35% for 2017 and 2016.
(5)	Nonperforming assets are defined as nonaccrual loans plus loans 90 days past due plus foreclosed assets.
(6)	ROA and ROE, excluding a one-time additional expense of $2.0 million related to the revaluation of the deferred tax asset, would have been 1.30% and 14.75%, respectively for the year ended December 31, 2017.

	As of and for the year ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Selected Balance Sheet Data
Total Assets	$2,927,345	$2,268,830	$1,973,741	$1,616,612	$1,260,394
Total Loans, Gross	2,326,428	1,912,038	1,664,931	1,347,113	1,000,739
Allowance for Loan Losses	34,841	22,526	20,031	16,502	12,333
Securities Available for Sale	390,629	289,877	253,378	229,491	217,083
Goodwill and Other Intangibles	3,296	3,487	3,678	3,869	4,060

Deposits	2,501,636	1,823,310	1,560,934	1,339,350	1,023,508
Federal Funds Purchased	—	—	18,000	23,000	44,000
FHLB Advances and Notes Payable	68,500	149,500	139,000	85,000	72,000
Subordinated Debentures, Net of Issuance Costs	73,739	24,733	24,630	24,527	—
Tangible Common Equity (1)	262,109	241,307	217,320	133,293	111,306
Total Shareholders' Equity	265,405	244,794	220,998	137,162	115,366
Average Total Assets	2,617,579	2,114,211	1,777,592	1,451,732	1,098,654
Average Common Equity	258,736	232,539	194,083	128,123	102,588
(1)	Represents a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for further details.

	For the year ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Selected Income Statement Data
Interest Income	$114,826	$103,778	$85,226	66,346	$50,632
Interest Expense	26,862	29,646	20,488	12,173	8,514
Net Interest Income	87,964	74,132	64,738	54,173	42,118
Provision for Loan Losses	12,750	2,700	3,575	4,175	3,250
Net Interest Income after Provision for Loan Losses	75,214	71,432	61,163	49,998	38,868
Noninterest Income	5,839	3,826	2,543	2,536	2,567
Noninterest Expense	45,387	36,932	31,562	25,496	20,168
Income Before Income Taxes	35,666	38,326	32,144	27,038	21,267
Provision for Income Taxes	8,472	6,923	5,224	10,149	8,052
Net Income	$27,194	$31,403	$26,920	$16,889	$13,215

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of the Company’s results of operations and financial condition should be read in conjunction with the “Selected Financial Data” and the Company’s consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected in the forward looking statements. The Company assumes no obligation to update any of these forward-looking statements. Readers of the Company’s Annual Report on Form 10-K should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on forward-looking statements.

Overview

The Company is a financial holding company headquartered in St. Louis Park, Minnesota, which is currently celebrating fifteen years of successful operations. The principal sources of funds for loans and investments are transaction, savings, time, and other deposits, and short-term and long-term borrowings. The Company’s principal sources of income are interest and fees collected on loans, interest and dividends earned on investment securities and service charges. The Company’s principal expenses are interest paid on deposit accounts and borrowings, employee compensation and other overhead expenses. The Company’s simple, efficient business model of providing responsive support and unconventional experiences to clients continues to be the underlying principle that drives the Company’s profitable growth.

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

Effects on the Company’s Market Area. The Company’s primary banking market area is the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area. Throughout 2020, Minnesota’s Governor issued a number of restrictions impacting business and gatherings within the state. The Company’s branch operations continue to operate in compliance with fluid statewide mandates, maintaining the safety of employees and clients as the utmost priority, all while attempting to ensure clients’ diverse banking needs are met.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the Federal Funds Target Rate by 0.50% on March 3, 2020, and by another 1.00% on March 16, 2020, reaching a current range of 0.00 – 0.25%.
●	On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration, or SBA, referred to as the Paycheck Protection Program, or PPP. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (a part of the Consolidated Appropriations Act, 2021), provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings, or TDRs, for a limited period of time to account for the effects of COVID-19. The Company is applying this guidance to qualifying loan modifications.

●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19 related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.
●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Lending Program, which established two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility, or MSNLF, and (2) the Main Street Expanded Loan Facility, or MSELF. MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program is $600 billion. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses, through the PPP Liquidity Facility. Lenders participating in the PPP will be able to exclude loans pledged to the facility from their leverage ratio.
●	On August 3, 2020, the FFIEC issued a joint statement on Additional Loan Accommodations Related to COVID-19, which, among other things, encouraged financial institutions to consider prudent additional loan accommodation options when borrowers are unable to meet their obligations due to continuing financial challenges. Accommodation options should be based on prudent risk management and consumer protection principles.
●	On December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.0 billion in PPP funding.
●	In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act, or CRA, for certain pandemic-related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Capital and Liquidity. At December 31, 2020, the Company and Bank’s capital ratios were in excess of all regulatory requirements. The Company maintains access to multiple sources of liquidity.

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

Asset Valuation. During the year ended December 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 pandemic caused a substantial decline in the Company’s stock price and market capitalization. The Company believed such a decline was a triggering event requiring an interim goodwill impairment analysis during the year. The Company performed an interim analysis and determined that goodwill was not more likely than not impaired, resulting in no impairment charge for the period. In the event that all or a portion of goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At December 31, 2020, the Company had goodwill of $2.6 million.

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

COVID-19 Related Loan Deferrals and PPP Lending. The Company has developed programs for assisting existing clients through this uncertain time by providing, when appropriate, loan modifications that may include loan payment deferrals, interest-only modifications, or extended amortization. As of December 31, 2020, the Company had active loan modifications for 26 loans totaling $66.6 million. Of that total, loan modifications to interest-only payments totaled $61.1 million, loans with payment deferrals totaled $613,000, and loans with extended amortization periods totaled $4.8 million. In accordance with recent regulatory guidance and the CARES Act, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (a part of the Consolidated Appropriations Act, 2021), loans modified in response to the COVID-19 pandemic are not considered TDRs.

In a further effort to assist both existing and new clients, the Company participated in government loan programs through the SBA, primarily the PPP. As of December 31, 2020, principal balances originated under the program totaled $181.6 million, $138.5 million of which was outstanding as of December 31, 2020. The Company has generated fees from the SBA, net of costs, of $5.7 million, $2.9 million of which was recognized in the year ended December 31, 2020. The Company has begun originating additional PPP loans under the most recent COVID-19 relief package signed into law on December 27, 2020. As of March 5, 2021, the Company had originated 416 new PPP loans totaling $56.1 million.

Processes, Controls, and Business Continuity. The Company’s operations are being conducted in material compliance with current federal, state and local government guidelines regarding social distancing, sanitation, and personal hygiene. During the third quarter of 2020, the Company began allowing employees to return to the office in accordance with new health and safety procedures, including increasing physical space between employees, using face coverings, alternating schedules for employees in the workspace and requiring employees with COVID-19 symptoms or exposure to quarantine away from the office. Additional information about the Company’s COVID-19 pandemic assistance programs, including relevant disclosures and up-to-date information, is maintained at bwbmn.com.

The Company’s ongoing investments in technology, digital platforms and electronic banking have allowed clients and employees to transact with minimal interruption during this time of uncertainty. Additional team members have been assigned to assist clients over the telephone and work with clients on new enrollments in online banking and other treasury management services. Internally, these investments in technology have enabled increased communication capabilities for departments by use of video conferencing, chat, and other collaborative features.

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

The fair values of investment securities are generally determined by various pricing models. The Company evaluates the methodologies used to develop the resulting fair values. The Company performs an annual analysis on the pricing of investment securities to ensure that the prices represent reasonable estimates of fair value. The procedures include initial and ongoing reviews of pricing methodologies and trends. The Company seeks to ensure prices represent reasonable estimates of fair value through the use of broker quotes, current sales transactions from the portfolio and pricing techniques, which are based on the net present value of future expected cash flows discounted at a rate of return market participants would require. As a result of this analysis, if the Company determines there is a more appropriate fair value, the price is adjusted accordingly.

Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. A framework has been established for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and includes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the measurement date. The Company estimates the fair value of financial instruments using a variety of valuation methods. When financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value and are classified as Level 1. When financial instruments, such as investment securities and derivatives, are not actively traded, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar instruments where a price for the identical instrument is not observable. The fair values of these financial instruments, which are classified as Level 2, are determined by pricing models that consider observable market data such as interest rate volatilities, yield curve, credit spreads, prices from external market data providers and/or nonbinding broker-dealer quotations. When observable inputs do not exist, the Company estimates fair value based on available market data, and these values are classified as Level 3. Imprecision in estimating fair values can impact the carrying value of assets and liabilities and the amount of revenue or loss recorded.

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

Results of Operations

Net Income

2020 Compared to 2019

Net income was $27.2 million for the year ended December 31, 2020, a 13.4% decrease compared to net income of $31.4 million for the year ended December 31, 2019. Net income per diluted common share for the year ended December 31, 2020 was $0.93, a 10.9% decrease, compared to $1.05 per diluted common share for the year ended December 31, 2019. Net income for the year ended December 31, 2020 was significantly impacted by increased provisions for loan losses, primarily attributable to economic uncertainties and evolving risks driven by the impacts of the COVID-19 pandemic, and non-recurring charges of $7.0 million related to prepayment fees associated with the early retirement of $94.0 million of FHLB term advances which had a weighted average rate of 2.83%. ROA was 1.04% and 1.49% for the years ended December 31, 2020 and 2019, respectively. ROE was 10.51% and 13.50% for the years ended December 31, 2020 and 2019, respectively.

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

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the level of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate. Management’s ability to respond to changes in interest rates by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Company’s primary source of earnings. In response to the COVID-19 pandemic, the Federal Open Market Committee decreased the targeted federal funds rate by a total of 150 basis points in March 2020, reaching a current range of 0.00 - 0.25%. This decrease may impact the comparability of net interest income between 2019 and 2020.

Average Balances and Yields

The following table presents, for the years ended December 31, 2020, 2019 and 2018, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	December 31, 2020			December 31, 2019			December 31, 2018
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$80,113	$170	0.21%	$46,366	$755	1.63%	$22,962	$250	1.09%
Investment Securities:
Taxable Investment Securities	234,873	5,712	2.43	149,967	4,354	2.90	129,486	2,878	2.22
Tax-Exempt Investment Securities (1)	87,587	3,807	4.35	101,012	4,327	4.28	116,557	4,830	4.14
Total Investment Securities	322,460	9,519	2.95	250,979	8,681	3.46	246,043	7,708	3.13
Paycheck Protection Program Loans (2)	122,240	4,143	3.39	—	—	—	—	—	—
Loans (1)(2)	2,032,180	101,469	4.99	1,785,937	94,852	5.31	1,491,166	78,033	5.23
Total Loans	2,154,420	105,612	4.90	1,785,937	94,852	5.31	1,491,166	78,033	5.23
Federal Home Loan Bank Stock	8,866	444	5.01	7,916	398	5.03	6,321	249	3.94
Total Interest Earning Assets	2,565,859	115,745	4.51%	2,091,198	104,686	5.01%	1,766,492	86,240	4.88%
Noninterest Earning Assets	51,720			23,013			11,100
Total Assets	$2,617,579			$2,114,211			$1,777,592
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	295,036	1,626	0.55%	223,376	1,634	0.73%	177,335	635	0.36%
Savings and Money Market Deposits	523,520	5,341	1.02	447,040	7,747	1.73	381,318	4,681	1.23
Time Deposits	374,195	7,806	2.09	349,148	8,379	2.40	300,021	5,731	1.91
Brokered Deposits	348,126	5,040	1.45	261,023	6,236	2.39	232,022	4,924	2.12
Total Interest Bearing Deposits	1,540,877	19,813	1.29	1,280,587	23,996	1.87	1,090,696	15,971	1.46
Federal Funds Purchased	7,239	111	1.53	7,433	186	2.50	29,671	637	2.15
Notes Payable	11,749	439	3.73	13,750	501	3.64	15,750	594	3.77
FHLB Advances	148,524	3,390	2.28	133,968	3,407	2.54	82,562	1,718	2.08
Subordinated Debentures	50,954	3,109	6.10	24,686	1,556	6.30	24,582	1,568	6.38
Total Interest Bearing Liabilities	1,759,343	26,862	1.53%	1,460,424	29,646	2.03%	1,243,261	20,488	1.65%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	579,595			414,377			330,898
Other Noninterest Bearing Liabilities	19,905			6,871			9,350
Total Noninterest Bearing Liabilities	599,500			421,248			340,248
Shareholders' Equity	258,736			232,539			194,083
Total Liabilities and Shareholders' Equity	$2,617,579			$2,114,211			$1,777,592
Net Interest Income / Interest Rate Spread		88,883	2.98%		75,040	2.98%		65,752	3.23%
Net Interest Margin (3)			3.46%			3.59%			3.72%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities		(919)			(908)			(1,014)
Net Interest Income		$87,964			$74,132			$64,738

(1)	Interest income and average rates for investments and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following table presents the changes in the volume and rate of interest bearing assets and liabilities for the year ended December 31, 2020, compared to the year ended December 31, 2019, and for the year ended December 31, 2019, compared to the year ended December 31, 2018.

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Compared with			Compared with
	Year Ended December 31, 2019			Year Ended December 31, 2018
	Change Due To:		Interest	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$72	$(657)	$(585)	$255	$250	$505
Investment Securities:
Taxable Investment Securities	2,065	(707)	1,358	455	1,021	1,476
Tax Exempt Investment Securities	(583)	63	(520)	(645)	142	(503)
Total Securities	1,482	(644)	838	(190)	1,163	973
Loans:
Paycheck Protection Program Loans	4,143	—	4,143	—	—	—
Loans	12,293	(5,676)	6,617	15,425	1,394	16,819
Total Loans	16,436	(5,676)	10,760	15,425	1,394	16,819
Federal Home Loan Bank Stock	47	(1)	46	63	86	149
Total Interest Earning Assets	$18,037	$(6,978)	$11,059	$15,553	$2,893	$18,446

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$395	$(403)	$(8)	$165	$834	$999
Savings and Money Market Deposits	780	(3,186)	(2,406)	807	2,259	3,066
Time Deposits	523	(1,096)	(573)	938	1,710	2,648
Brokered Deposits	1,261	(2,457)	(1,196)	615	697	1,312
Total Interest Bearing Deposits	2,959	(7,142)	(4,183)	2,525	5,500	8,025
Federal Funds Purchased	(3)	(72)	(75)	(478)	27	(451)
Notes Payable	(73)	11	(62)	(75)	(18)	(93)
FHLB Advances	332	(349)	(17)	1,069	620	1,689
Subordinated Debentures	1,603	(50)	1,553	7	(19)	(12)
Total Interest Bearing Liabilities	4,818	(7,602)	(2,784)	3,048	6,110	9,158
Net Interest Income	$13,219	$624	$13,843	$12,505	$(3,217)	$9,288

Interest Income, Interest Expense, and Net Interest Margin

2020 Compared to 2019

Net interest income was $88.0 million for the year ended December 31, 2020, an increase of $13.8 million, or 18.7%, compared to $74.1 million for the year ended December 31, 2019. The increase in net interest income was largely attributable to growth in average interest earning assets, lower rates paid on deposits, and the recognition of PPP loan origination fees, offset partially by declining yields on loans and higher average balances of subordinated debentures.

Net interest margin (on a fully tax-equivalent basis) for the year ended December 31, 2020 was 3.46%, compared to 3.59% for the year ended December 31, 2019, a decrease of 13 basis points. Despite a significant reduction in interest bearing deposit costs throughout the year, the historically low interest rate environment coupled with a more liquid balance sheet mix pressured earning asset yields lower and ultimately compressed net interest margin. Furthermore, the Company’s subordinated debenture issuance and the PPP loan origination volumes occurring during the year had a negative impact on net interest margin.

Average interest earning assets for the year ended December 31, 2020 increased $474.7 million, or 22.7%, to $2.57 billion from $2.09 billion for the year ended December 31, 2019. This increase in average interest earning assets was due to continued organic growth in the loan portfolio as a result of increased loan production, including the funding of PPP loans. Average interest bearing liabilities increased $298.9 million, or 20.5%, to $1.76 billion for the year ended December 31, 2020, from $1.46 billion for the year ended December 31, 2019. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and the issuance of subordinated debentures in the second quarter of 2020, partially offset by a decrease in notes payable and overall higher levels of on-balance sheet liquidity.

Average interest earning assets produced a tax-equivalent yield of 4.51% for year ended December 31, 2020, compared to 5.01% for the year ended December 31, 2019. The average rate paid on interest bearing liabilities was 1.53% for the year ended December 31, 2020, compared to 2.03% for the year ended December 31, 2019.

Interest Income. Total interest income on a tax-equivalent basis was $115.7 million for the year ended December 31, 2020, compared to $104.7 million for the year ended December 31, 2019. The $11.1 million, or 10.6%, increase in total interest income on a tax-equivalent basis was primarily due to continued organic growth in the loan portfolio, as well as PPP loan interest and fee income.

Interest income on cash investments decreased $585,000, or 77.5%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, despite a $33.8 million, or 72.8%, increase in average cash balances, due to the falling interest rate environment. The increase in average cash balances was due to extraordinary deposit inflows. Interest income on the investment securities portfolio on a fully-tax equivalent basis increased $838,000, or 9.7%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to a $71.5 million, or 28.5%, increase in average balances between the two periods, which was partially offset by a 51 basis point decrease in the aggregate portfolio yield, driven by the historically low interest rate environment.

Interest income on loans on a fully-tax equivalent basis for the year ended December 31, 2020 was $105.6 million, compared to $94.9 million for the year ended December 31, 2019. The $10.8 million, or 11.3%, increase was due to a $368.5 million, or 20.6%, increase in the average balance of loans outstanding, which was offset partially by a 41 basis point decrease in the average yield on loans, 9 basis points of which was attributed to the origination of PPP loans. The increase in the average balance of loans outstanding was due to organic loan growth and the funding of PPP loans. The decrease in yield on the loan portfolio was primarily due to the falling interest rate environment and the impact of PPP loans originated at a lower rate than the aggregate loan portfolio yield. The aggregate loan yield, excluding PPP loans, decreased to 4.99% for the year ended December 31, 2020, which was 32 basis points lower than 5.31% for the year ended December 31, 2019. While loan fees have maintained a stable contribution to the aggregate loan yield, the historically low yield curve has resulted in a declining core yield on loans in comparison to prior periods.

The following table presents a summary of interest and fees recognized on loans, excluding PPP loans, for the years ended December 31, 2020, 2019 and 2018:

	For the year ended December 31,
	2020	2019	2018
Interest	4.73%	5.06%	4.85%
Fees	0.26	0.25	0.38
Yield on Loans, Excluding PPP Loans	4.99%	5.31%	5.23%

Interest Expense. Interest expense on interest bearing liabilities decreased $2.8 million, or 9.4%, to $26.9 million for the year ended December 31, 2020, compared to $29.6 million for the year ended December 31, 2019. The cost of interest bearing liabilities declined 50 basis points to 1.53% for the year ended December 31, 2020, compared to 2.03% for the year ended December 31, 2019. The decline was primarily due to lower rates paid on deposits, offset partially by growth of interest bearing deposits and additional subordinated debentures.

Interest expense on deposits decreased to $19.8 million for the year ended December 31, 2020, compared to $24.0 million for the year ended December 31, 2019. The $4.2 million, or 17.4%, decrease in interest expense on deposits was primarily due to deposit rate cuts consistent with a lower rate environment and the repricing of time deposits. The cost of total deposits declined 49 basis points from 1.42% for the year ended December 31, 2019, to 0.93% for the year ended December 31, 2020.

Interest expense on borrowings increased $1.4 million to $7.0 million for the year ended December 31, 2020, compared to $5.7 million for the year ended December 31, 2019. This increase was due to the issuance of additional subordinated debentures in 2020.

Given strong deposit inflows and ample time deposit maturities over the next 12 months, the Company anticipates continued deposit repricing opportunities in the future. Moreover, the significant FHLB de-leveraging strategy executed in the fourth quarter of 2020 will begin to manifest lower interest bearing liability costs in subsequent quarters.

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

Provision for Loan Losses

2020 Compared to 2019

The allowance for loan losses increased $12.3 million as of December 31, 2020, compared to December 31, 2019, reflecting a provision for loan losses of $12.8 million and net charge-offs of $435,000 during 2020. The provision for loan losses was $12.8 million for the year ended December 31, 2020, an increase of $10.1 million, compared to the provision for loan losses of $2.7 million for the year ended December 31, 2019. The increase in the provision for loan losses relates primarily to growth of the loan portfolio, economic uncertainties and evolving risks driven by the impact of the COVID-19 pandemic.

The allowance for loan losses to total loans was 1.50% at December 31, 2020, compared to 1.18% at December 31, 2019. The allowance for loan losses to total loans, excluding $138.5 million of PPP loans, was 1.59% at December 31, 2020.

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

The allowance for loan losses at December 31, 2019 represented 1.18% of gross loans outstanding, compared to 1.20% at December 31, 2018.

The following table presents a summary of the activity in the allowance for loan losses for the years ended December 31, 2020, 2019, and 2018:

	Year Ended
	December 31,	December 31,	December 31,
(dollars in thousands)	2020	2019	2018
Balance at Beginning of Period	$22,526	$20,031	$16,502
Provision for Loan Losses	12,750	2,700	3,575
Charge-offs	(517)	(388)	(421)
Recoveries	82	183	375
Balance at End of Period	$34,841	$22,526	$20,031

Noninterest Income

2020 Compared to 2019

Noninterest income was $5.8 million for the year ended December 31, 2020, compared to $3.8 million for the year ended December 31, 2019, an increase of $2.0 million, or 52.6%. The increase was primarily due to increases in gains on sales of securities, letter of credit fees, and swap fees.

2019 Compared to 2018

Noninterest income was $3.8 million for the year ended December 31, 2019, compared to $2.5 million for the year ended December 31, 2018, an increase of $1.3 million, or 50.5%. The increase was primarily due to an increase in gains on sales of securities and foreclosed assets and an increase in swap fees, partially offset by decreased letter of credit fees.

The following table presents the major components of noninterest income for the year ended December 31, 2020, compared to the year ended December 31, 2019, and for the year ended December 31, 2019, compared to the year ended December 31, 2018:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2020	2019	(Decrease)	2019	2018	(Decrease)
Noninterest Income:
Customer Service Fees	$826	$760	$66	$760	$745	$15
Net Gain (Loss) on Sales of Securities	1,503	516	987	516	(125)	641
Net Gain (Loss) on Sales of Foreclosed Assets	—	69	(69)	69	(225)	294
Letter of Credit Fees	1,503	1,184	319	1,184	1,296	(112)
Debit Card Interchange Fees	428	418	10	418	391	27
Swap Fees	907	255	652	255	—	255
Other Income	672	624	48	624	461	163
Totals	$5,839	$3,826	$2,013	$3,826	$2,543	$1,283

Noninterest Expense

2020 Compared to 2019

Noninterest expense totaled $45.4 million for the year ended December 31, 2020, a $8.5 million, or 22.9% increase from $36.9 million for the year ended December 31, 2019. The increase was primarily driven by a $3.5 million increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the Company’s growth, and a $7.0 million non-recurring prepayment fee associated with the extinguishment of $94.0 million of FHLB term advances. The increases were partially offset by a decrease of $2.5 million in amortization of tax credit investments and a decrease of $719,000 in marketing and advertising expenses.

Full-time equivalent employees increased from 160 as of December 31, 2019, to 183 as of December 31, 2020. Despite the uncertainty surrounding the COVID-19 pandemic, the Company continues to attract strategic hires in lending, deposit gathering, technology and risk management roles.

Efficiency Ratio. The efficiency ratio, a non-GAAP financial measure, reports total noninterest expense, less amortization of intangible assets, as a percentage of net interest income plus total noninterest income less gains (losses) on sales of securities. Management believes this non-GAAP financial measure provides a meaningful comparison of operational performance and facilitates investors’ assessments of business performance and trends in comparison to peers in the banking industry. The Company’s efficiency ratio, and its comparability to some peers, is negatively impacted by the amortization of tax credit investments, as well as other non-routine items, within noninterest expense.

The efficiency ratio was 49.0% for the year ended December 31, 2020, compared to 47.4% for the year ended December 31, 2019. The amortization of tax credit investments elevated the level of operating expenses in both years, and while the recognition of the tax credits increases operating expenses, and concurrently the efficiency ratio, it directly reduces income tax expense and the effective tax rate. The adjusted efficiency ratio, a non-GAAP financial measure, which excludes the impact of certain non-routine income and expenses from noninterest expense, decreased to 40.5% for the year ended December 31, 2020, compared to 43.3% for the year ended December 31, 2019. The efficiencies of the Company's "branch-light" model have been evident throughout the COVID-19 pandemic, and going forward, have positioned the Company well to continue making investments in technology as the industry adapts to evolving client behavior.

2019 Compared to 2018

Noninterest expense totaled $36.9 million for the year ended December 31, 2019, a $5.4 million, or 17.0% increase from $31.6 million for the year ended December 31, 2018. The increase was primarily driven by a $3.5 million increase in salaries and employee benefits, a $734,000 increase in occupancy and equipment, and a $565,000 increase in professional and consulting fees. The increases were partially offset by a decrease of $180,000 in FDIC Insurance Assessment due to a credit from the FDIC for a portion of premiums previously paid to the DIF that became refundable when the DIF exceeded 1.38% of insured deposits, which occurred during the year ended December 31, 2019. The Company has no remaining credits as of December 31, 2019.

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

The following table presents the major components of noninterest expense for the year ended December 31, 2020, compared to the year ended December 31, 2019, and the year ended December 31, 2019, compared to the year ended December 31, 2018:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2020	2019	(Decrease)	2019	2018	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$25,568	$22,076	$3,492	$22,076	$18,620	$3,456
Occupancy and Equipment	3,258	3,085	173	3,085	2,351	734
FDIC Insurance Assessment	788	735	53	735	915	(180)
Data Processing	1,027	647	380	647	470	177
Professional and Consulting Fees	1,966	1,690	276	1,690	1,125	565
Information Technology and Telecommunications	1,374	996	378	996	932	64
Marketing and Advertising	788	1,507	(719)	1,507	1,342	165
Intangible Asset Amortization	191	191	—	191	191	—
Amortization of Tax Credit Investments	738	3,225	(2,487)	3,225	3,293	(68)
FHLB Advance Prepayment Fees	7,043	—	7,043	—	—	—
Other Expense	2,646	2,780	(134)	2,780	2,323	457
Totals	$45,387	$36,932	$8,455	$36,932	$31,562	$5,370

The Company expects future increases in noninterest expense as the Company continues investing in infrastructure to support balance sheet growth, particularly occupancy and equipment expenses related to the new corporate headquarters. Management remains focused on supporting growth primarily by adding to staff, investing in technology, and by enhancing risk controls. At the same time, management seeks to contain costs whenever prudent, which is evident in the stable nature of the adjusted efficiency ratio.

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

2020 Compared to 2019

Income tax expense was $8.5 million for the year ended December 31, 2020, compared to $6.9 million for the year ended December 31, 2019. The effective combined federal and state income tax rate for the year ended December

31, 2020 was 23.8%, compared to 18.1% for the year ended December 31, 2019. The higher effective combined rate was primarily due to fewer tax credits being recognized during 2020.

The recognition of tax credit investments significantly impacts the Company’s effective tax rate. Excluding the impact of tax credit investments, the effective combined federal and state income tax rate for the year ended December 31, 2020 was 25.8%.

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

The recognition of tax credit investments significantly impacts the Company’s effective tax rate. Excluding the impact of tax credit investments, the effective combined federal and state income tax rate was 24.8% and 25.5% for the years ended December 31, 2019 and 2018, respectively.

Financial Condition

Overview

Total assets at December 31, 2020 were $2.93 billion, an increase of $658.5 million, or 29.0%, from December 31, 2019. The increase in total assets was primarily due to organic loan growth, PPP loan growth, purchases of investment securities, and excess cash balances linked to extraordinary deposit inflows. Total gross loans were $2.33 billion, an increase of $414.4 million, or 21.7%, from December 31, 2019. Securities available for sale were $390.6 million at December 31, 2020, an increase of $100.8 million, or 34.8%, from December 31, 2019.

Total liabilities at December 31, 2020 were $2.66 billion, an increase of $637.9 million, or 31.5%, from December 31, 2019. Total deposits were $2.50 billion, an increase of $678.3 million, or 37.2%, from December 31, 2019. Total borrowings were $142.2 million, a decrease of $32.0 million, or 18.4%, from December 31, 2019.

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

The investment securities portfolio consists primarily of municipal securities, U.S. government agency mortgage-backed securities, SBA securities, and corporate securities comprised of subordinated debentures of banks and financial holding companies. In addition, the Company also holds U.S. treasury securities, asset-backed securities and other debt securities, all with varying contractual maturities. These maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $390.6 million at December 31, 2020, compared to $289.9 million at December 31, 2019, an increase of $100.8 million, or 34.8%. At December 31, 2020, municipal securities represented 29.4% of the investment securities portfolio, government agency mortgage-backed securities represented 31.6% of the portfolio, SBA securities represented 10.3% of the portfolio, corporate securities represented 18.5% of the portfolio, asset-backed securities represented 10.0% of the portfolio, and other mortgage-backed securities represented 0.2% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at December 31, 2020, 2019 and 2018.

	December 31, 2020		December 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury Securities	$—	$—	$4,990	$4,998	$17,862	$17,897
SBA Securities	40,455	40,107	50,126	49,559	49,876	49,054
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	892	957	1,195	1,215	6,357	6,137
Issued by FNMA and FHLMC	16,067	16,117	3,571	3,543	314	314
Other Residential Mortgage-Backed Securities	94,440	94,409	46,464	46,695	25,252	24,539
Commercial Mortgage-Backed Securities	11,254	12,032	12,019	12,213	15,443	14,736
All Other Commercial MBS	742	745	1,063	1,062	1,450	1,450
Total MBS	123,395	124,260	64,312	64,728	48,816	47,176
Municipal Securities	105,975	115,012	99,441	105,743	117,991	118,133
Corporate Securities	71,116	72,155	49,674	50,176	21,170	21,118
Asset-Backed Securities	38,135	39,095	14,673	14,673	—	—
Total	$379,076	$390,629	$283,216	$289,877	$255,715	$253,378

The following tables present the fair value of securities as of December 31, 2020 and 2019 by their stated maturities, as well as the fully tax-equivalent yields for each maturity range.

	Maturity as of December 31, 2020
	Due in One Year		More Than One		More Than Five
	or Less		Year to Five Years		Years to Ten Years		Due After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
SBA Securities	$—	—%	$1,971	1.82%	$18,158	1.39%	$19,978	1.83%
Mortgage‑Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass‑Through:
Guaranteed by GNMA	—	—	—	—	—	—	957	2.13
Issued by FNMA and FHLMC	—	—	40	3.58	19	3.78	16,058	2.20
Other Residential Mortgage‑Backed Securities	—	—	50	1.80	116	3.02	94,243	0.86
Commercial Mortgage‑Backed Securities	—	—	3,735	1.76	8,297	2.28	—	—
All Other Commercial MBS	—	—	—	—	—	—	745	3.52
Total MBS	—	—	3,825	1.78	8,432	2.29	112,003	1.08
Municipal Securities	1,377	4.13	10,221	4.13	28,333	4.24	75,081	3.68
Corporate Securities	1,534	4.43	13,685	4.46	55,472	5.29	1,464	5.00
Asset-Backed Securities	—	—	—	—	—	—	39,095	1.51
Total	$2,911	4.29%	$29,702	3.83%	$110,395	4.15%	$247,621	2.02%

	Maturity as of December 31, 2019
	Due in One Year		More Than One		More Than Five
	or Less		Year to Five Years		Years to Ten Years		Due After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. Treasury Securities	$4,998	2.56%	$—	—%	$—	—%	$—	—%
SBA Securities	—	—	1,770	3.16	22,550	2.58	25,239	2.83
Mortgage‑Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass‑Through:
Guaranteed by GNMA	—	—	—	—	—	—	1,215	2.87
Issued by FNMA and FHLMC	—	—	65	3.19	71	3.23	3,407	2.78
Other Residential Mortgage‑Backed Securities	—	—	85	1.88	149	3.11	46,461	2.58
Commercial Mortgage‑Backed Securities	—	—	—	—	10,622	2.68	1,591	2.41
All Other Commercial MBS	—	—	—	—	—	—	1,062	3.52
Total MBS	—	—	150	2.45	10,842	2.69	53,736	2.61
Municipal Securities	917	3.99	8,704	4.22	26,911	4.20	69,211	4.05
Corporate Securities	1,254	2.37	11,372	4.46	36,550	4.88	1,000	5.25
Asset-Backed Securities	—	—	—	—	—	—	14,673	2.90
Total	$7,169	2.71%	$21,996	4.25%	$96,853	3.91%	$163,859	3.30%

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

The Company originated net loan exposures of $1.45 billion, for the year ended December 31, 2020, compared to $954.7 million for the year ended December 31, 2019. Net loan exposures include principal advances and unfunded commitments on newly originated loans, net of loan participations sold and PPP loan originations. Total gross loans increased $414.4 million, or 21.7%, to $2.33 billion at December 31, 2020, compared to $1.91 billion at December 31, 2019. The increase included $138.5 million of PPP loans. The multifamily and commercial real estate, or CRE, nonowner occupied categories contributed most significantly to the $275.9 million of net loan growth, excluding PPP loans. As of December 31, 2020, multifamily loans increased $111.5 million, or 21.6%, and nonowner occupied CRE loans increased $116.8 million, or 19.7%, when compared to December 31, 2019. The Company’s loan growth for the year ended December 31, 2020, excluding PPP loans, was 14.4%.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$304,220	13.1%	$276,035	14.5%	$260,833	15.7%	$217,753	16.2%	$132,592	13.2%
Paycheck Protection Program	138,454	6.0	—	—	—	—	—	—	—	—
Construction and Land Development	170,217	7.3	196,776	10.3	210,041	12.6	130,586	9.7	106,070	10.6
Real Estate Mortgage:
1 - 4 Family Mortgage	294,479	12.7	260,611	13.6	226,773	13.6	195,707	14.5	178,815	17.9
Multifamily	626,465	26.9	515,014	26.9	407,934	24.5	317,872	23.6	205,250	20.5
CRE Owner Occupied	75,604	3.2	66,584	3.5	64,458	3.9	65,909	4.9	62,347	6.2
CRE Nonowner Occupied	709,300	30.5	592,545	31.0	490,632	29.5	415,034	30.8	311,835	31.2
Total Real Estate Mortgage Loans	1,705,848	73.3	1,434,754	75.0	1,189,797	71.5	994,522	73.8	758,247	75.8
Consumer and Other	7,689	0.3	4,473	0.2	4,260	0.2	4,252	0.3	3,830	0.4
Total Loans, Gross	2,326,428	100.0%	1,912,038	100.0%	1,664,931	100.0%	1,347,113	100.0%	1,000,739	100.0%
Allowance for Loan Losses	(34,841)		(22,526)		(20,031)		(16,502)		(12,333)
Net Deferred Loan Fees	(9,151)		(5,512)		(4,515)		(4,104)		(3,266)
Total Loans, Net	$2,282,436		$1,884,000		$1,640,385		$1,326,507		$985,140

The Company’s primary focus has been on real estate mortgage lending, which constituted 73.3% of the portfolio as of December 31, 2020. The composition of the portfolio has remained relatively consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of December 31, 2020, investor CRE loans totaled $1.51 billion, consisting of $709.3 million of loans secured by nonowner occupied CRE, $626.5 million of loans secured by multifamily residential properties and $170.2 million of construction and land development loans. Investor CRE loans represented 68.8% of the total gross loan portfolio, excluding PPP loans, and 455.8% of the Bank’s total risk-based capital at December 31, 2020, compared to 516.6% at December 31, 2019.

The following table presents time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at December 31, 2020:

	As of December 31, 2020
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$135,237	$119,798	$49,185
Paycheck Protection Program	—	138,454	—
Construction and Land Development	100,060	44,637	25,520
Real Estate Mortgage:
1 - 4 Family Mortgage	66,928	184,038	43,513
Multifamily	70,262	235,447	320,756
CRE Owner Occupied	14,930	16,701	43,973
CRE Nonowner Occupied	151,439	268,640	289,221
Total Real Estate Mortgage Loans	303,559	704,826	697,463
Consumer and Other	2,889	4,040	760
Total Loans, Gross	$541,745	$1,011,755	$772,928
Interest Rate Sensitivity:
Fixed Interest Rates	$219,464	$777,201	$336,008
Floating or Adjustable Rates	322,281	234,554	436,920
Total Loans, Gross	$541,745	$1,011,755	$772,928

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

The following table presents information on loan classifications at December 31, 2020. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$14,516	$239	$14,755
Construction and Land Development	—	156	156
Real Estate Mortgage:
1 - 4 Family Mortgage	703	1,498	2,201
CRE Owner Occupied	—	870	870
CRE Nonowner Occupied	29,576	12,388	41,964
Total Real Estate Mortgage Loans	30,279	14,756	45,035
Consumer and Other	—	13	13
Totals	$44,795	$15,164	$59,959

The Company has increased oversight and analysis of all segments of the loan portfolio in response to the COVID-19 pandemic, especially in vulnerable industries such as hospitality and restaurants, to proactively monitor evolving credit risk. Loans that have potential weaknesses that warrant a watchlist risk rating at December 31, 2020, were $44.8 million, compared to $5.3 million at December 31, 2019. As the COVID-19 pandemic continues to evolve, the length and extent of the economic uncertainty may result in further watchlist or adverse classifications in the loan portfolio. Loans that warranted a substandard risk rating at December 31, 2020 were $15.2 million, compared to $2.7 at December 31, 2019. Subsequent to December 31, 2020, the Company had $8.4 million of substandard loans payoff in the CRE nonowner occupied segment of the portfolio.

In response to the COVID-19 pandemic, the Company has been offering loan modifications, when appropriate, to borrowers who were current and otherwise not past due as of December 31, 2019. These include modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic are not considered TDRs.

The following table presents a rollforward of loan modification activity, by modification type, for the year ended December 31, 2020:

(dollars in thousands)	Interest-Only	Payment Deferral	Extended Amortization	Total
Principal Balance - Beginning of Period	$—	$—	$—	$—
Initial Modification Granted	187,354	117,719	—	305,073
Modification Expired	(157,542)	(120,604)	—	(278,146)
Multiple Modifications Granted	40,271	3,506	4,834	48,611
Net Principal Advances (Payments)	(8,978)	(8)	—	(8,986)
Principal Balance - End of Period	$61,105	$613	$4,834	$66,552

The following table presents a summary of active loan modifications, by loan segment and modification type, at December 31, 2020:

	Interest-Only		Payment Deferral		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$5,212	9	$—	—	$4,834	1	$10,046	10
Real Estate Mortgage:
1 - 4 Family Mortgage	48	1	—	—	—	—	48	1
Multifamily	23,636	1	—	—	—	—	23,636	1
CRE Owner Occupied	—	—	613	3	—	—	613	3
CRE Nonowner Occupied	32,209	11	—	—	—	—	32,209	11
Totals	$61,105	22	$613	3	$4,834	1	$66,552	26

Modifications have been granted on a case-by-case basis based on specific needs and circumstances affecting each borrower. Interest-only modifications have been primarily granted for three to six-month periods, but range up to twelve months. Payment deferral modifications have been granted for three to six-month periods.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $775,000 at December 31, 2020 and $461,000 at December 31, 2019, an increase of $314,000. There were no loans 90 days past due and still accruing as of December 31, 2020 and 2019. There were no foreclosed assets as of December 31, 2020 and 2019.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual Loans:
Commercial	$6	$7	$8	$9	$15
Construction and Land Development	156	176	198	583	604
Real Estate Mortgage:
1 - 4 Family Mortgage	—	278	317	472	805
CRE Owner Occupied	613	—	—	—	—
CRE Nonowner Occupied	—	—	—	—	801
Total Real Estate Mortgage Loans	613	278	317	472	1,606
Consumer and Other	—	—	58	75	98
Total Nonaccrual Loans	$775	$461	$581	$1,139	$2,323
Total Nonperforming Loans	$775	$461	$581	$1,139	$2,323
Plus: Foreclosed Assets	—	—	—	581	4,183
Total Nonperforming Assets (1)	$775	$461	$581	$1,720	$6,506
Total Restructured Accruing Loans	265	276	181	2,178	3,286
Total Nonperforming Assets and Restructured Accruing Loans	$1,040	$737	$762	$3,898	$9,792
Nonaccrual Loans to Total Loans	0.03%	0.02%	0.03%	0.08%	0.23%
Nonperforming Loans to Total Loans	0.03	0.02	0.03	0.08	0.23
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.03	0.02	0.03	0.13	0.65
Nonperforming Assets and Restructured Accruing Loans to Total Loans Plus Foreclosed Assets	0.04	0.04	0.05	0.29	0.97

(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for loan losses is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. There are not any loans, outside of those included in the tables above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms. Due to the low levels of nonaccrual loans, gross income that would have been recorded on nonaccrual loans is $27,000.

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

At December 31, 2020, the allowance for loan losses was $34.8 million, an increase of $12.3 million from $22.5 million at December 31, 2019. Net charge-offs totaled $435,000 during the year ended December 31, 2020 and $205,000 during the year ended December 31, 2019. The allowance for loan losses as a percentage of total loans was 1.50% at December 31, 2020 and 1.18% at December 31, 2019. The allowance for loan losses to total loans, excluding $138.5 million of PPP loans, was 1.59% at December 31, 2020. Based on current economic indicators, the Company increased the economic factors within the allowance for loan losses evaluation, primarily in response to the impacts of the COVID-19 pandemic.

The following table presents a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	As of and for the year ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Balance, Beginning of Period	$22,526	$20,031	$16,502	$12,333	$10,052
Charge-offs:
Commercial	346	160	10	1	107
Construction and Land Development	—	—	358	—	248
Real Estate Mortgage:
1 - 4 Family Mortgage	144	195	21	—	1
CRE Owner Occupied	—	—	—	—	123
CRE Nonowner Occupied	—	—	—	111	613
Total Real Estate Mortgage Loans	144	195	21	111	737
Consumer and Other	27	33	32	65	22
Total Charge-offs	517	388	421	177	1,114
Recoveries:
Commercial	7	8	25	5	101
Construction and Land Development	—	1	285	24	8
Real Estate Mortgage:
1 - 4 Family Mortgage	54	168	59	138	32
CRE Owner Occupied	10	—	—	—	—
Total Real Estate Mortgage Loans	64	168	59	138	32
Consumer and Other	11	6	6	4	4
Total Recoveries	82	183	375	171	145
Net Charge-offs	435	205	46	6	969
Provision for Loan Losses	12,750	2,700	3,575	4,175	3,250
Balance at End of Period	$34,841	$22,526	$20,031	$16,502	$12,333
Gross Loans, End of Period	2,326,428	1,912,038	1,664,931	1,347,113	1,000,739
Average Loans	2,154,420	1,785,937	1,491,166	1,177,491	896,915
Net Charge-offs to Average Loans	0.02%	0.01%	0.00%	0.00%	0.11%
Allowance to Total Gross Loans	1.50%	1.18%	1.20%	1.22%	1.23%
Allowance to Total Gross Loans, Excluding PPP Loans	1.59%	N/A	N/A	N/A	N/A

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	December 31,		December 31,		December 31,		December 31,		December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$5,703	16.4%	$3,058	13.6%	$2,898	14.5%	$2,435	14.7%	$1,315	10.7%
Paycheck Protection Program	70	0.2	—	—	—	—	—	—	—	—
Construction and Land Development	2,491	7.1	2,202	9.8	2,451	12.2	1,892	11.5	1,379	11.2
Real Estate Mortgage:
1 - 4 Family Mortgage	3,972	11.4	2,839	12.6	2,597	13.0	2,317	14.0	2,410	19.5
Multifamily	9,517	27.3	5,824	25.9	4,644	23.2	3,170	19.2	1,568	12.7
CRE Owner Occupied	1,162	3.3	792	3.5	808	4.0	956	5.8	1,160	9.4
CRE Nonowner Occupied	10,991	31.6	6,972	30.9	5,872	29.3	5,087	30.8	3,323	27.0
Total Real Estate Mortgage Loans	25,642	73.6	16,427	72.9	13,921	69.5	11,530	69.8	8,461	68.6
Consumer and Other	203	0.6	85	0.4	65	0.3	60	0.4	78	0.6
Unallocated	732	2.1	754	3.3	696	3.5	585	3.6	1,100	8.9
Total Allowance for Loan Losses	$34,841	100.0%	$22,526	100.0%	$20,031	100.0%	$16,502	100.0%	$12,333	100.0%

Goodwill and Other Intangible Assets

Goodwill was $2.6 million at December 31, 2020 and 2019. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired, which originated from the acquisition of First National Bank of the Lakes in May of 2016. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of core deposit relationships and favorable lease term intangibles. Total other intangible assets at December 31, 2020 and 2019 were $670,000 and $861,000, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	December 31,		December 31,		December 31,		December 31,		December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$671,903	26.9%	$447,509	24.5%	$369,203	23.6%	$292,539	21.9%	$238,062	23.3%
Interest Bearing Transaction Deposits	366,290	14.6	264,627	14.5	179,567	11.5	177,292	13.2	132,800	13.0
Savings and Money Market Deposits	657,617	26.3	516,785	28.3	402,639	25.8	369,942	27.6	239,084	23.4
Time Deposits	353,543	14.1	360,027	19.8	318,356	20.4	292,096	21.8	273,229	26.6
Brokered Deposits	452,283	18.1	234,362	12.9	291,169	18.7	207,481	15.5	140,333	13.7
Total Deposits	$2,501,636	100.0%	$1,823,310	100.0%	$1,560,934	100.0%	$1,339,350	100.0%	$1,023,508	100.0%

Total deposits at December 31, 2020 were $2.50 billion, an increase of $678.3 million, or 37.2%, compared to total deposits of $1.82 billion at December 31, 2019. Noninterest bearing deposits were $671.9 million at December 31, 2020, an increase of $224.4 million, or 50.1%, compared to $447.5 million at December 31, 2019. Noninterest bearing deposits comprised 26.9% of total deposits at December 31, 2020, compared to 24.5% at December 31, 2019. The growth in noninterest bearing transaction deposits was a result of both successful new client acquisition initiatives and pandemic-related accumulation of liquidity in existing client accounts. The Company believes that deposit levels could fluctuate in future periods as a result of the uncertain economic conditions relating to the COVID-19 pandemic.

The Company relies on increasing the deposit base to fund loan and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. At December 31, 2020, total brokered deposits were $452.3 million or 18.1% of total deposits, compared to total brokered deposits of $234.4 million, or 12.9% of total deposits at December 31, 2019. Brokered deposits increased as a result of a change in mix of wholesale funding sources due to favorable funding costs offered compared to other wholesale funding alternatives. Furthermore, the brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels.

The following table presents the average balance and average rate paid on each of the following deposit categories for the years ended December 31, 2020, 2019, and 2018:

	As of and for the		As of and for the		As of and for the
	Year Ended		Year Ended		Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$579,595	—%	$414,377	—%	$330,898	—%
Interest Bearing Transaction Deposits	295,036	0.55	223,376	0.73	177,335	0.36
Savings and Money Market Deposits	523,520	1.02	447,040	1.73	381,318	1.23
Time Deposits < $250,000	244,779	2.13	232,310	2.30	196,235	1.93
Time Deposits > $250,000	129,416	2.01	116,838	2.61	103,786	1.87
Brokered Deposits	348,126	1.45	261,023	2.39	232,022	2.12
Total Deposits	$2,120,472	0.93%	$1,694,964	1.42%	$1,421,594	1.12%

The following table presents time deposits, including brokered time deposits, of $100,000 or more, by time remaining until maturity.

December 31,
(dollars in thousands)	2020
Three Months or Less	$158,407
Over Three Months through Six Months	61,650
Over Six Months through 12 Months	74,260
Over 12 Months	283,466
Totals	$577,783

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs of clients and fund loan growth. The following table presents a summary of overnight borrowings, which consist of federal funds purchased from correspondent banks on an overnight basis at the prevailing overnight market rates and the weighted average interest rates paid for the periods presented:

	As of and for the year ended December 31,
(dollars in thousands)	2020	2019	2018
Outstanding at Period-End	$—	$—	$18,000
Average Amount Outstanding	7,239	7,433	29,671
Maximum Amount Outstanding at any Month-End	37,000	87,000	90,000
Weighted Average Interest Rate:
During Period	1.53%	2.50%	2.15%
End of Period	0.29%	1.73%	2.63%

Other Borrowings

At December 31, 2020, other borrowings outstanding consisted of FHLB advances of $57.5 million and a note payable of $11.0 million. During the year ended December 31, 2020, the Company prepaid $94.0 million of fixed rate FHLB term advances with an average cost of 2.83% and incurred a loss on extinguishment of debt of $7.0 million. The $11.0 million note payable matured in February 2021 and was paid off in full at maturity.

As part of the CARES Act, the Federal Reserve Bank offered secured borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility, or PPPLF. As of December 31, 2020, the Company had not pledged any PPP loans to borrow funds under this facility. The facility is available through June 30, 2021. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $361.2 million and $209.8 million at December 31, 2020 and December 31, 2019, respectively.

Additionally, the Company has borrowing capacity from other sources. As of December 31, 2020, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $76.8 million and $113.2 million at December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020 and December 31, 2019, the Company had no outstanding advances from the discount window.

As of December 31, 2020, the Company has a swap agreement with an unaffiliated third party in order to hedge interest rate risk associated with the note payable. This agreement provides for the Company to make payments at a fixed rate in exchange for receiving payments at a variable rate determined by one-month LIBOR. The swap agreement matured in February 2021.

Subordinated Debentures

On June 19, 2020, the Company issued $50.0 million of subordinated debentures at an initial fixed interest rate of 5.25% which is payable semi-annually. Beginning July 1, 2025, the interest rate converts to a variable interest rate equal to the three-month term SOFR, plus 5.13%, which is payable quarterly. The subordinated debentures mature on July 1, 2030. The subordinated debentures, net of issuance costs, were $48.9 million at December 31, 2020. On October 13, 2020, the Company completed an offer to exchange up to $50.0 million total principal amount of the subordinated debentures for substantially identical subordinated debentures registered under the Securities Act of 1933, in satisfaction of the Company’s obligations under a registration rights agreement entered into with the initial purchasers of the subordinated debentures. $47.0 million of the $50.0 million of the subordinated debentures were exchanged in the exchange offer.

On July 12, 2017, the Company issued $25.0 million of subordinated debentures at an initial fixed interest rate of 5.875% which is payable semi-annually. Beginning July 15, 2022, the interest rate converts to a variable interest rate equal to the three-month LIBOR plus 3.88%. The subordinated debentures mature on July 15, 2027. The subordinated debentures, net of issuance costs, were $24.8 million at December 31, 2020, compared to $24.7 million at December 31, 2019.

All of the subordinated debentures qualify for Tier 2 regulatory capital treatment at the Company level under applicable regulatory guidelines.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at December 31, 2020:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$1,855,475	$—	$—	$—	$1,855,475
Time Deposits	338,261	114,473	193,427	—	646,161
Note Payable	11,000	—	—	—	11,000
FHLB Advances	15,000	—	38,500	4,000	57,500
Subordinated Debentures	—	—	—	75,000	75,000
Commitment to Fund Tax Credit Investments	1,858	—	—	—	1,858
Operating Lease Obligations	502	992	1,015	912	3,421
Totals	$2,222,096	$115,465	$232,942	$79,912	$2,650,415

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

Shareholders’ Equity

Shareholders’ equity at December 31, 2020 was $265.4 million, an increase of $20.6 million, or 8.4%, over shareholders’ equity of $244.8 million at December 31, 2019, primarily due to $27.2 million of net income retained and a $1.8 million increase in accumulated other comprehensive income, partially offset by $10.3 million of stock repurchases made under the Company’s stock repurchase program. The increase in accumulated other comprehensive income primarily resulted from interest rate fluctuations between periods.

Stock Repurchase Program. On January 22, 2019, the Company adopted a stock repurchase program. Under the stock repurchase program, the Company was initially authorized to repurchase up to $15.0 million of its common stock in open market transactions or through privately negotiated transactions at the Company’s discretion. On July 23, 2019 and October 27, 2020, the Company's board of directors approved $10.0 million and $15.0 million increases, respectively, to the program for a total authorization of $40.0 million. Additionally, on October 27, 2020, the program duration was extended to run through October 27, 2022.

The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program in this fluid economic environment. During the year ended December 31, 2020, the Company repurchased 940,781 shares of its common stock, representing approximately 3% of the Company's outstanding shares. Shares were repurchased at a weighted average price of $10.98 for a total of $10.3 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At December 31, 2020, the remaining amount that could be used to repurchase shares under the stock repurchase program was $14.7 million.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Under applicable regulatory capital rules, the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank must also meet certain specific capital guidelines under the prompt corrective action framework. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets (referred to as the “leverage ratio”), as defined under the applicable regulatory capital rules.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2020. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Company (Consolidated):
Total Risk-based Capital	$360,198	14.58%	$197,604	8.00%	$259,355	10.50%	N/A	N/A
Tier 1 Risk-based Capital	255,530	10.35	148,203	6.00	209,954	8.50	N/A	N/A
Common Equity Tier 1 Capital	255,530	10.35	111,152	4.50	172,904	7.00	N/A	N/A
Tier 1 Leverage Ratio	255,530	9.28	110,168	4.00	110,168	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$330,380	13.37%	$197,629	8.00%	$259,388	10.50%	$247,036	10.00%
Tier 1 Risk-based Capital	299,447	12.12	148,222	6.00	209,981	8.50	197,629	8.00
Common Equity Tier 1 Capital	299,447	12.12	111,166	4.50	172,925	7.00	160,574	6.50
Tier 1 Leverage Ratio	299,447	10.89	109,972	4.00	109,972	4.00	137,465	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$269,613	12.98%	$166,163	8.00%	$218,089	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	236,533	11.39	124,623	6.00	176,549	8.50	N/A	N/A
Common Equity Tier 1 Capital	236,533	11.39	93,467	4.50	145,393	7.00	N/A	N/A
Tier 1 Leverage Ratio	236,533	10.69	88,498	4.00	88,498	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$252,501	12.16%	$166,137	8.00%	$218,055	10.50%	$207,671	10.00%
Tier 1 Risk-Based Capital	243,461	11.72	124,603	6.00	176,521	8.50	166,137	8.00
Common Equity Tier 1 Capital	243,461	11.72	93,452	4.50	145,370	7.00	134,986	6.50
Tier 1 Leverage Ratio	243,461	11.01	88,455	4.00	88,455	4.00	110,569	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules require a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At December 31, 2020, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$243,988	$400,350	$181,622	$319,340
Letters of Credit	10,954	79,252	17,503	61,722
Totals	$254,942	$479,602	$199,125	$381,062

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

The Company had outstanding letters of credit with the FHLB in the amount of $60,091 and $108,502 at December 31, 2020 and 2019, respectively, on behalf of customers and to secure public deposits.

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

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of December 31, 2020, the Company had no borrowings outstanding through the AFX. The Bank has also established additional borrowing capacity through the Federal Reserve Bank’s PPPLF, where it can pledge PPP loans to borrow an equal amount of funds. As of December 31, 2020, the Company had no borrowings outstanding through this facility and $138.5 million of PPP loans available to pledge. The facility is available through June 30, 2021.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	December 31, 2020	December 31, 2019
(Dollars in thousands)
Cash and Cash Equivalents	$145,348	$31,935
Securities Available for Sale	390,629	289,877
Total Primary Liquidity	$535,977	$321,812
Ratio of Primary Liquidity to Total Deposits	21.4%	17.6%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	December 31, 2020	December 31, 2019
(Dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$361,236	$209,840
Net Secured Borrowing Capacity with the Federal Reserve Bank	76,830	113,164
Unsecured Borrowing Capacity with Correspondent Lenders	143,000	105,000
Total Secondary Liquidity	$581,066	$428,004
Ratio of Primary and Secondary Liquidity to Total Deposits	45.3%	41.1%

During the year ended December 31, 2020, primary liquidity increased $214.2 million due to a $113.4 million increase in cash and cash equivalents and a $100.8 million increase in securities available for sale, when compared to December 31, 2019. Secondary liquidity increased $153.1 million as of December 31, 2020 when compared to December 31, 2019, due to a $151.4 million increase in the borrowing capacity on the secured borrowing line with the FHLB and a $38.0 million increase in unsecured borrowing capacity with correspondent lenders, offset partially by a $36.3 million decrease in the borrowing capacity on the secured credit line with the Federal Reserve Bank.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At December 31, 2020, core deposits totaled approximately $1.95 billion and represented 78.1% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At December 31, 2020, brokered deposits totaled $452.3 million, consisting of $292.6 million of brokered time deposits and $159.7 million of non-maturity brokered money market and transaction accounts. At December 31, 2019, brokered deposits totaled $234.4 million, consisting of $231.9 million of brokered time deposits and $2.4 million of non-maturity brokered money market and transaction accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2020, the Company was in compliance with all established liquidity guidelines in the policy.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial data included in this report are not measures of financial performance recognized by GAAP. Management uses these non-GAAP financial measures in the analysis of performance:

●	“Efficiency ratio” is defined as noninterest expense less the amortization of intangibles divided by our operating revenue, which is equal to net interest income plus noninterest income excluding gains and losses on sales of assets. In our judgment, the adjustments made to operating revenue allow investors and analysts to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

●	“Adjusted Efficiency ratio” is defined as the efficiency ratio adjusted to exclude the amortization of tax credit investments and FHLB advance prepayments fees from noninterest expense.

●	"Pre-Provision Net Revenue" is defined as net interest income plus total non-interest income (excluding all gains and losses) minus total non-interest expense, excluding the amortization of tax credit investments and FHLB advance prepayment fees.

●	“Tangible common equity” is defined as shareholders’ equity reduced by goodwill and other intangible assets. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in shareholders’ equity exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing both equity and assets while not increasing our tangible equity or tangible assets.

●	“Tangible common equity to tangible assets” is defined as the ratio of tangible common equity, as defined above, divided by total assets reduced by goodwill and other intangible assets. We believe that this measure is important to many investors in the market place who are interested in relative changes from period to period in shareholders’ equity to total assets, each exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing both equity and assets while not increasing our tangible equity or tangible assets.

●	“Tangible book value per share” is defined as tangible shareholders’ equity divided by total common voting and non-voting shares outstanding. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing book value while not increasing our tangible book value.

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

	As of and for the year ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016

Efficiency Ratio
Noninterest Expense	$45,387	$36,932	$31,562	$25,496	$20,168
Less: Amortization of Intangible Assets	(191)	(191)	(191)	(191)	(104)
Adjusted Noninterest Expense	$45,196	$36,741	$31,371	$25,305	$20,064
Net Interest Income	$87,964	$74,132	$64,738	$54,173	$42,118
Noninterest Income	5,839	3,826	2,543	2,536	2,567
Less: (Gain) Loss on Sales of Securities	(1,503)	(516)	125	250	(830)
Adjusted Operating Revenue	$92,300	$77,442	$67,406	$56,959	$43,855
Efficiency Ratio	49.0%	47.4%	46.5%	44.4%	45.8%

Adjusted Efficiency Ratio
Noninterest Expense	$45,387	$36,932	$31,562	$25,496	$20,168
Less: Amortization of Tax Credit Investments	(738)	(3,225)	(3,293)	(1,916)	—
Less: FHLB Advance Prepayment Fees	(7,043)	—	—	—	—
Less: Amortization of Intangible Assets	(191)	(191)	(191)	(191)	(104)
Adjusted Noninterest Expense	$37,415	$33,516	$28,078	$23,389	$20,064
Net Interest Income	$87,964	$74,132	$64,738	$54,173	$42,118
Noninterest Income	5,839	3,826	2,543	2,536	2,567
Less: (Gain) Loss on Sales of Securities	(1,503)	(516)	125	250	(830)
Adjusted Operating Revenue	$92,300	$77,442	$67,406	$56,959	$43,855
Adjusted Efficiency Ratio	40.5%	43.3%	41.7%	41.1%	45.8%

	As of and for the year ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016

Pre-Provision Net Revenue
Noninterest Income	$5,839	$3,826	$2,543	$2,536	$2,567
Less: (Gain) Loss on sales of Securities	(1,503)	(516)	125	250	(830)
Total Operating Noninterest Income	4,336	3,310	2,668	2,786	1,737
Plus: Net Interest income	87,964	74,132	64,738	54,173	42,118
Net Operating Revenue	$92,300	$77,442	$67,406	$56,959	$43,855

Noninterest Expense	$45,387	$36,932	$31,562	$25,496	$20,168
Less: Amortization of Tax Credit Investments	(738)	(3,225)	(3,293)	(1,916)	—
Less: FHLB Advance Prepayment Fees	(7,043)	—	—	—	—
Total Operating Noninterest Expense	$37,606	$33,707	$28,269	$23,580	$20,168

Pre-Provision Net Revenue	$54,694	$43,735	$39,137	$33,379	$23,687

Plus:
Non-Operating Revenue Adjustments	1,503	516	(125)	(250)	830
Less:
Provision for Loan Losses	12,750	2,700	3,575	4,175	3,250
Non-Operating Expense Adjustments	7,781	3,225	3,293	1,916	—
Provision for Income Taxes	8,472	6,923	5,224	10,149	8,052
Net Income	$27,194	$31,403	$26,920	$16,889	$13,215

Average Assets	$2,617,579	$2,114,211	$1,777,592	$1,451,732	$1,098,654
Pre-Provision Net Revenue Return on Average Assets	2.09%	2.07%	2.20%	2.30%	2.16%

	As of and for the year ended December 31,
(dollars in thousands, except share data)	2020	2019	2018	2017	2016

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common Equity	$265,405	$244,794	$220,998	$137,162	$115,366
Less: Intangible Assets	(3,296)	(3,487)	(3,678)	(3,869)	(4,060)
Tangible Common Equity	262,109	241,307	217,320	133,293	111,306
Total Assets	2,927,345	2,268,830	1,973,741	1,616,612	1,260,394
Less: Intangible Assets	(3,296)	(3,487)	(3,678)	(3,869)	(4,060)
Tangible Assets	$2,924,049	$2,265,343	$1,970,063	$1,612,743	$1,256,334
Tangible Common Equity/Tangible Assets	8.96%	10.65%	11.03%	8.26%	8.86%

Tangible Book Value Per Share
Book Value Per Common Share	$9.43	$8.45	$7.34	$5.56	$4.69
Less: Effects of Intangible Assets	(0.12)	(0.12)	(0.12)	(0.16)	(0.17)
Tangible Book Value Per Common Share	$9.31	$8.33	$7.22	$5.40	$4.52

Average Tangible Common Equity
Average Common Equity	$258,736	$232,539	$194,083	$128,123	$102,588
Less: Effects of Average Intangible Assets	(3,395)	(3,582)	(3,772)	(3,956)	(2,701)
Average Tangible Common Equity	$255,341	$228,957	$190,311	$124,167	$99,887

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered certificate of deposit, wholesale borrowing, and notes payable portfolios. At December 31, 2020 and December 31, 2019, these cash flow hedges had a total notional amount of $161.0 million and $48.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2020 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

	December 31, 2020		December 31, 2019
Change (basis points) in Interest Rates	Forecasted Net	Percentage Change	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base	Interest Income	from Base
+400	$91,046	10.03%	$80,558	13.47%
+300	88,698	7.19	78,064	9.95
+200	86,241	4.22	75,591	6.47
+100	84,195	1.75	73,113	2.98
0	82,747	—	70,996	—
−100	81,780	(1.17)	68,685	(3.26)

The table above indicates that as of December 31, 2020, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 10.03% increase in net interest income. In the event of an immediate 100 basis point decrease in interest rates, the Company would experience a 1.17% decrease in net interest income.

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

LIBOR Transition

LIBOR is used as an index rate for the Company’s interest rate swaps and caps, a portion of its subordinated debt, various investment securities and approximately 9.0% of the Company’s loans as of December 31, 2020. It is expected that the number of institutions that have been reporting information used to set LIBOR will stop doing so starting after 2021 through June 30, 2023 when their reporting commitment ends. As a result, LIBOR may no longer be available as an index or may be seen as no longer representative of the market. Alternative reference rates are being identified, but existing contracts may not have been written to allow the use of these alternatives. The Company is evaluating the risks related to this transition and its evaluation and mitigation of risks related to the discontinuation of LIBOR may span several reporting periods through 2023.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bridgewater Bancshares, Inc.

St. Louis Park, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgewater Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

March 10, 2021

We have served as the Company’s auditor since 2005.

Bridgewater Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31,	December 31,
	2020	2019
ASSETS
Cash and Cash Equivalents	$160,675	$31,935
Bank-Owned Certificates of Deposit	2,860	2,654
Securities Available for Sale, at Fair Value	390,629	289,877
Loans, Net of Allowance for Loan Losses of $34,841 at December 31, 2020 and $22,526 at December 31, 2019	2,282,436	1,884,000
Federal Home Loan Bank (FHLB) Stock, at Cost	5,027	7,824
Premises and Equipment, Net	50,987	27,628
Accrued Interest	9,172	6,775
Goodwill	2,626	2,626
Other Intangible Assets, Net	670	861
Other Assets	22,263	14,650
Total Assets	$2,927,345	$2,268,830

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$671,903	$447,509
Interest Bearing	1,829,733	1,375,801
Total Deposits	2,501,636	1,823,310
Notes Payable	11,000	13,000
FHLB Advances	57,500	136,500
Subordinated Debentures, Net of Issuance Costs	73,739	24,733
Accrued Interest Payable	1,615	1,982
Other Liabilities	16,450	24,511
Total Liabilities	2,661,940	2,024,036

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value
Authorized 10,000,000; None Issued and Outstanding at December 31, 2020 and December 31, 2019	—	—
Common Stock- $0.01 par value
Common Stock - Authorized 75,000,000; Issued and Outstanding 28,143,493 at December 31, 2020 and 28,973,572 at December 31, 2019	281	290
Additional Paid-In Capital	103,714	112,093
Retained Earnings	154,831	127,637
Accumulated Other Comprehensive Income	6,579	4,774
Total Shareholders' Equity	265,405	244,794
Total Liabilities and Shareholders' Equity	$2,927,345	$2,268,830

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
INTEREST INCOME
Loans, Including Fees	$105,492	$94,852	$78,033
Investment Securities	8,720	7,773	6,694
Other	614	1,153	499
Total Interest Income	114,826	103,778	85,226

INTEREST EXPENSE
Deposits	19,813	23,996	15,972
Notes Payable	439	501	594
FHLB Advances	3,390	3,407	1,718
Subordinated Debentures	3,109	1,556	1,568
Federal Funds Purchased	111	186	636
Total Interest Expense	26,862	29,646	20,488

NET INTEREST INCOME	87,964	74,132	64,738
Provision for Loan Losses	12,750	2,700	3,575

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	75,214	71,432	61,163

NONINTEREST INCOME
Customer Service Fees	826	760	745
Net Gain (Loss) on Sales of Available for Sale Securities	1,503	516	(125)
Net Gain (Loss) on Sales of Foreclosed Assets	—	69	(225)
Other Income	3,510	2,481	2,148
Total Noninterest Income	5,839	3,826	2,543

NONINTEREST EXPENSE
Salaries and Employee Benefits	25,568	22,076	18,620
Occupancy and Equipment	3,258	3,085	2,351
Other Expense	16,561	11,771	10,591
Total Noninterest Expense	45,387	36,932	31,562

INCOME BEFORE INCOME TAXES	35,666	38,326	32,144
Provision for Income Taxes	8,472	6,923	5,224
NET INCOME	$27,194	$31,403	$26,920

EARNINGS PER SHARE
Basic	$0.95	$1.07	$0.93
Diluted	0.93	1.05	0.91
Dividends Paid Per Share	—	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	December 31,	December 31,	December 31,
	2020	2019	2018
Net Income	$27,194	$31,403	$26,920
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	6,394	9,514	(3,804)
Unrealized Gains (Losses) on Cash Flow Hedges	(3,185)	(962)	9
Reclassification Adjustment for (Gains) Losses Realized in Income	(924)	(525)	125
Income Tax Impact	(480)	(1,685)	824
Total Other Comprehensive Income (Loss), Net of Tax	1,805	6,342	(2,846)
Comprehensive Income	$28,999	$37,745	$24,074

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in thousands, except share data)

							Accumulated
					Additional		Other
	Shares		Common Stock		Paid-In	Retained	Comprehensive
	Voting	Non-voting	Voting	Non-voting	Capital	Earnings	Income (Loss)	Total

BALANCE, December 31, 2017	20,834,001	3,845,860	$208	$38	$66,324	$69,508	$1,084	$137,162
Stock-based Compensation	—	—	—	—	799	—	—	799
Comprehensive Income (Loss)	—	—	—	—	—	26,920	(2,846)	24,074
Issuance of Common Stock, Net of Issuance Costs	5,379,513	—	54	—	58,803	—	—	58,857
Conversion of Non-voting Stock to Voting Stock	3,845,860	(3,845,860)	38	(38)	—	—	—	—
Stock Options Exercised	37,900	—	1	—	105	—	—	106
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act to Retained Earnings	—	—	—	—	—	(194)	194	—
BALANCE, December 31, 2018	30,097,274	—	301	—	126,031	96,234	(1,568)	220,998
Stock-based Compensation	—	—	—	—	752	—	—	752
Comprehensive Income	—	—	—	—	—	31,403	6,342	37,745
Stock Options Exercised	74,850	—	1	—	257	—	—	258
Stock Repurchases	(1,331,512)	—	(13)	—	(14,946)	—	—	(14,959)
Issuance of Restricted Stock Awards	132,960	—	1	—	(1)	—	—	—
BALANCE, December 31, 2019	28,973,572	—	290	—	112,093	127,637	4,774	244,794
Stock-based Compensation	29,050	—	—	—	1,668	—	—	1,668
Comprehensive Income	—	—	—	—	—	27,194	1,805	28,999
Stock Options Exercised	74,400	—	1	—	316	—	—	317
Stock Repurchases	(940,781)	—	(10)	—	(10,324)	—	—	(10,334)
Issuance of Restricted Stock Awards	18,641	—	—	—	—	—	—	—
Forfeiture of Restricted Stock Awards	(8,200)	—	—	—	—	—	—	—
Restricted Shares Withheld for Taxes	(3,189)	—	—	—	(39)	—	—	(39)
BALANCE, December 31, 2020	28,143,493	—	$281	$—	$103,714	$154,831	$6,579	$265,405

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	December 31,	December 31,	December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$27,194	$31,403	$26,920
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	2,691	2,523	3,028
Net (Gain) Loss on Sales of Securities Available for Sale	(1,503)	(516)	125
Provision for Loan Losses	12,750	2,700	3,575
Depreciation and Amortization of Premises and Equipment	1,206	1,008	761
Loss on Sale of Premises and Equipment	2	9	—
Amortization of Other Intangible Assets	191	191	191
Amortization of Subordinated Debt Issuance Costs	223	103	103
Net (Gain) Loss on Sale of Foreclosed Assets	—	(69)	225
Stock-based Compensation	1,668	752	799
Deferred Income Taxes	(2,590)	(747)	(1,298)
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(5,121)	529	(7,627)
Accrued Interest Payable and Other Liabilities	(13,692)	1,641	2,606
Net Cash Provided by Operating Activities	23,019	39,527	29,408

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-owned Certificates of Deposit	(206)	651	(233)
Proceeds from Sales of Securities Available for Sale	40,862	42,864	24,684
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	32,577	41,118	22,965
Purchases of Securities Available for Sale	(170,488)	(98,817)	(78,368)
Proceeds from Sale of Premises and Equipment	—	1	—
Net Increase in Loans	(411,320)	(247,573)	(317,453)
Net (Increase) Decrease in FHLB Stock	2,797	(210)	(2,467)
Purchases of Premises and Equipment	(24,688)	(15,572)	(3,720)
Proceeds from Sales of Foreclosed Assets	134	1,327	356
Net Cash Used in Investing Activities	(530,332)	(276,211)	(354,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	678,326	262,376	221,584
Net Decrease in Federal Funds Purchased	—	(18,000)	(5,000)
Principal Payments on Notes Payable	(2,000)	(2,000)	(2,000)
Proceeds from FHLB Advances	100,000	42,500	70,000
Principal Payments on FHLB Advances	(179,000)	(30,000)	(14,000)
Issuance of Subordinated Debt, Net of Issuance Costs	48,783	—	—
Stock Options Exercised	317	258	106
Issuance of Common Stock	—	—	58,857
Stock Repurchases	(10,334)	(14,959)	—
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(39)	—	—
Net Cash Provided by Financing Activities	636,053	240,175	329,547

NET CHANGE IN CASH AND CASH EQUIVALENTS	128,740	3,491	4,719
Cash and Cash Equivalents Beginning	31,935	28,444	23,725
Cash and Cash Equivalents Ending	$160,675	$31,935	$28,444

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$27,004	$29,367	$19,987
Cash Paid for Income Taxes	10,723	7,625	7,865
Loans Transferred to Foreclosed Assets	134	1,258	—
Premises and Equipment Transferred to Other Assets	121	—	—
Net Investment Securities Purchased but Not Settled	—	14,673	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except share data)

Note 1: Description of the Business and Summary of Significant Accounting Policies

Organization

Bridgewater Bancshares, Inc. (the “Company”) is a financial holding company headquartered in St. Louis Park, Minnesota, whose operations consist of the ownership of its wholly-owned subsidiaries, Bridgewater Bank (the “Bank”) and Bridgewater Risk Management, Inc. The Bank commenced operations in 2005 and provides retail and commercial loan and deposit services, principally to customers within the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area. In 2008, the Bank formed BWB Holdings, LLC, a wholly owned subsidiary of the Bank, for the purpose of holding repossessed property. In 2018, the Bank formed Bridgewater Investment Management, Inc., a wholly owned subsidiary of the Bank, for the purpose of holding certain municipal securities and to engage in municipal lending activities.

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

Declines in the fair value of individual available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to the fair value. The Company monitors the investment securities portfolio for impairment on an individual security basis and has a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves analyzing the length of time and the extent to which the fair value has been less than the amortized cost basis, the market liquidity for the security, the financial condition and near-term prospects of the issuer, expected cash flows, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the temporary loss. The ability to hold is determined by whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery. A decline in value due to a credit event that is considered other than temporary is recorded as a loss in noninterest income.

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

The allowance consists of three primary components, general reserves, specific reserves related to impaired loans, and unallocated reserves. The general component covers nonimpaired loans and is based on historical losses adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent five years. This actual loss experience is adjusted for economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; trends in volume and terms of loans; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions, including uncertainty related to effects of the COVID-19 pandemic; industry conditions; COVID-19 pandemic related modifications; and effects of change in credit concentrations. These factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment.

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

The Coronavirus Aid, Relief and Economic Security Act, or, CARES Act, signed into law on March 27, 2020, included provisions that provide temporary relief from TDR accounting for certain types of modifications. Under these provisions, modifications deemed to be COVID-19-related would not be considered a TDR if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The termination of these provisions was extended, to the earlier of 60 days after the COVID-19 national emergency date or January 1, 2022, by the Consolidated Appropriations Act, 2021. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification was considered to be short-term. Modifications are first evaluated for eligibility under the CARES Act, then the interagency guidance if they do not qualify for the CARES Act relief. Modifications that are not eligible for either program continue to follow the Company’s established TDR policy. Additionally, loans with deferrals granted due to COVID-19 are not generally reported as past due or nonaccrual.

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

The Company maintains a separate general valuation allowance for each portfolio segment. These portfolio segments include commercial, Paycheck Protection Program, construction and land development, 1-4 family mortgage, multifamily, CRE owner occupied, CRE nonowner occupied, and consumer and other with risk characteristics described as follows:

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

Paycheck Protection Program: The Paycheck Protection Program, or PPP, loan segment was added by the Company starting in the second quarter of 2020. PPP loans are loans to businesses, sole proprietorships, independent contractors and self-employed individuals who meet certain criteria and eligibility requirements through a loan program established by the CARES Act and administered through the Small Business Administration, or SBA. PPP loans generally have two or five year terms and earn interest at 1%. The Company believes that the primary source of repayment will be forgiveness granted by the SBA in accordance with the terms of the program. Credit risk in these loans is limited due to a full guarantee by the U.S. Government. The Company does not assign risk ratings to loans in this segment and will continue to monitor segment performance as circumstances evolve.

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

CRE Nonowner Occupied: Nonowner occupied commercial real estate loans can possess a higher inherent risk of loss as the primary repayment source for these loans is based on the net operating income from the underlying property. Changes in economic and market conditions can affect different segments of commercial real estate by impacting overall leasing rates, absorption timelines, vacancy rates, and operating expenses. Banks which are concentrated in commercial real estate lending are subject to additional regulatory scrutiny and must employ enhanced risk management practices.

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

In preparation of the income tax returns, tax positions are taken based on interpretation of federal and state income tax laws. Management periodically reviews and evaluates the status of uncertain tax positions and makes estimates of amounts ultimately due or owed. The Company can recognize in financial statements the impact of a tax position taken, or expected to be taken, if it is more likely than not that the position will be sustained on audit based on the technical merit of the position. The Company recognizes both interest and penalties as a component of other noninterest expense.

The amount of the uncertain tax positions was not deemed to be material. It is not expected that the unrecognized tax benefit will be material within the next 12 months. The Company did not recognize any interest or penalties for the years ended December 31, 2020, 2019 and 2018.

The Company is no longer subject to federal or state tax examination by tax authorities for years ending before December 31, 2017.

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

Derivative Financial Instruments

The Company uses derivative financial instruments, which consist of interest rate swaps and interest rate caps, to assist in its interest rate risk management. All derivatives are measured and reported at fair value on the Company’s consolidated balance sheet as other assets or other liabilities. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings, specifically in noninterest income.

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

Stock-based Compensation

The Company’s stock-based compensation plans provide for awards of stock options and restricted stock to directors, officers and employees. The cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period as a component of compensation expense. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are recognized as they occur. The Company uses the Black-Scholes model to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards and restricted stock units.

Compensating Balances

The Bank is required to maintain average balances with the Federal Reserve Bank. The Bank has implemented a deposit reclassification program which allows the Bank to reclassify a portion of transaction accounts to nontransaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank. At December 31, 2020, and 2019, the Bank was subject to maintaining an average balance of $-0- and $776.

Earnings per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of stock compensation using the treasury stock method.

Segment Reporting

All of the Company’s operations are considered by management to be one operating segment.

Reclassifications

Certain reclassifications have been made to the 2019 consolidated financial statements to conform to the 2020 classifications.

Impact of Recently Adopted Accounting Guidance

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU were issued to address concerns over the cost and complexity of the two-step goodwill impairment test and resulted in the removal of the second step of the test. The amendments require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company adopted the accounting standard during 2020. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements. The Company’s policy is to test goodwill for impairment annually or on an interim basis if an event triggering impairment may have occurred.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount as discounts continue to be accreted to maturity. This ASU is intended to more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates and prices securities to maturity when the coupon is below market rates. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. The Company adopted the accounting standard during 2020. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments of this ASU better align an entity’s accounting and financial reporting for hedging activities with the economic objectives of those activities. The Company adopted the accounting standard during 2020. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments of this ASU modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company adopted the accounting standard during 2020. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Implementation costs incurred in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. The amendment also requires entities to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and in the same income statement line item as the fees associated with the hosting element. The Company adopted the accounting standard during 2020. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

(i)to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or
(ii)to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.

If a bank elects a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic. The Company has applied this guidance to qualifying loan modifications. This guidance was extended by the 2021 Consolidated Appropriations Act. This new legislation extends the relief to financial institutions to suspend TDR assessment and reporting requirements under GAAP for loan modifications to the earlier of 60 days after the national emergency termination date or January 1, 2022.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (modified by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments Credit Losses, ASU 2019-05, Financial Instruments Credit Losses – Targeted Transition Relief, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses). The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (815), and Leases (Topic 842) – Effective Dates. This ASU amended the effective date of ASU 2016-13 for smaller reporting companies and non-SEC reporting entities. The amendment delays the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As an emerging growth company, the Company can take advantage of this delay.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued, if certain criteria are met. LIBOR is used as an index rate for the Company’s interest-rate swaps, a portion of its subordinated debt, various investment securities, and approximately 9.0% of the Company’s loans as of December 31, 2020.

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

Subsequent Events

Subsequent events have been evaluated through March 11, 2021, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of stock compensation. For the years ended December 31, 2020, 2019 and 2018, 732,433, 303,000, and 130,000, respectively, of stock options, restricted stock awards and restricted stock units were excluded from the calculation because they were deemed to be antidilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Net Income Available to Common Shareholders	$27,194	$31,403	$26,920
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	28,582,064	29,358,644	29,001,393
Dilutive Effect of Stock Compensation	588,156	638,132	434,821
Weighted Average Common Stock Outstanding (Dilutive)	29,170,220	29,996,776	29,436,214

Basic Earnings per Common Share	$0.95	$1.07	$0.93
Diluted Earnings per Common Share	0.93	1.05	0.91

Note 3: Bank-Owned Certificates of Deposit

Certificates of deposit in other financial institutions by maturity are as follows:

	2020	2019
Certificates of Deposit at Cost Maturing in:
One Year or Less	$980	$1,229
After One Year Through Five Years	1,880	1,425
	$2,860	$2,654

Note 4: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at December 31, 2020 and 2019:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	105,975	9,373	(336)	115,012
Mortgage-Backed Securities	123,395	2,029	(1,164)	124,260
Corporate Securities	71,116	1,240	(201)	72,155
SBA Securities	40,455	32	(380)	40,107
Asset-Backed Securities	38,135	976	(16)	39,095
Total Securities Available for Sale	$379,076	$13,650	$(2,097)	$390,629

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$4,990	$8	$—	$4,998
Municipal Bonds	99,441	6,338	(36)	105,743
Mortgage-Backed Securities	64,312	697	(281)	64,728
Corporate Securities	49,674	633	(131)	50,176
SBA Securities	50,126	35	(602)	49,559
Asset-Backed Securities	14,673	—	—	14,673
Total Securities Available for Sale	$283,216	$7,711	$(1,050)	$289,877

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2020
Municipal Bonds	$12,023	$(329)	$223	$(7)	$12,246	$(336)
Mortgage-Backed Securities	45,120	(1,163)	1,699	(1)	46,819	(1,164)
Corporate Securities	23,643	(131)	2,430	(70)	26,073	(201)
SBA Securities	3,288	(3)	28,193	(377)	31,481	(380)
Asset-Backed Securities	2,471	(16)	—	—	2,471	(16)
Total Securities Available for Sale	$86,545	$(1,642)	$32,545	$(455)	$119,090	$(2,097)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2019
Municipal Bonds	$2,760	$(23)	$1,390	$(13)	$4,150	$(36)
Mortgage-Backed Securities	32,276	(242)	3,098	(39)	35,374	(281)
Corporate Securities	8,350	(131)	—	—	8,350	(131)
SBA Securities	11,907	(64)	31,036	(538)	42,943	(602)
Total Securities Available for Sale	$55,293	$(460)	$35,524	$(590)	$90,817	$(1,050)

At December 31, 2020, 150 debt securities had unrealized losses with aggregate depreciation of approximately 1.7% from the Company’s amortized cost basis. At December 31, 2019, 110 debt securities had unrealized losses with aggregate depreciation of approximately 1.1% from the Company’s amortized cost basis. These unrealized losses related principally to changes in interest rates and were not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold these debt securities for the foreseeable future, no declines were deemed to be other than temporary as of December 31, 2020.

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of December 31, 2020. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

December 31, 2020	Amortized Cost	Fair Value
Due in One Year or Less	$6,949	$6,985
Due After One Year Through Five Years	58,476	60,244
Due After Five Years Through 10 Years	92,936	98,500
Due After 10 Years	18,730	21,438
Subtotal	177,091	187,167
Mortgage-Backed Securities	123,395	124,260
SBA Securities	40,455	40,107
Asset-Backed Securities	38,135	39,095
Totals	$379,076	$390,629

As of December 31, 2020 and 2019, the securities portfolio was unencumbered.

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the years ended December 31, 2020 and 2019:

	2020	2019	2018
Proceeds From Sales of Securities	$40,862	$42,864	$24,684
Gross Gains on Sales	1,592	774	290
Gross Losses on Sales	(89)	(258)	(415)

Note 5: Loans

The following table presents the components of the loan portfolio at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Commercial	$304,220	$276,035
Paycheck Protection Program	138,454	—
Construction and Land Development	170,217	196,776
Real Estate Mortgage:
1-4 Family Mortgage	294,479	260,611
Multifamily	626,465	515,014
CRE Owner Occupied	75,604	66,584
CRE Nonowner Occupied	709,300	592,545
Total Real Estate Mortgage Loans	1,705,848	1,434,754
Consumer and Other	7,689	4,473
Total Loans, Gross	2,326,428	1,912,038
Allowance for Loan Losses	(34,841)	(22,526)
Net Deferred Loan Fees	(9,151)	(5,512)
Total Loans, Net	$2,282,436	$1,884,000

The following table presents the activity in the allowance for loan losses, by segment, for the years ended December 31, 2020, 2019 and 2018:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1-4 Family		Owner	Nonowner	Consumer
	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Balance at January 1, 2018	$2,435	$—	$1,892	$2,317	$3,170	$956	$5,087	60	$585	$16,502
Provision for Loan Losses	448	—	632	242	1,474	(148)	785	31	111	3,575
Loans Charged-off	(10)	—	(358)	(21)	—	—	—	(32)	—	(421)
Recoveries of Loans	25	—	285	59	—	—	—	6	—	375
Balance at December 31, 2018	$2,898	$—	$2,451	$2,597	$4,644	$808	$5,872	65	$696	$20,031
Provision for Loan Losses	312	—	(250)	269	1,180	(16)	1,100	47	58	2,700
Loans Charged-off	(160)	—	—	(195)	—	—	—	(33)	—	(388)
Recoveries of Loans	8	—	1	168	—	—	—	6	—	183
Balance at December 31, 2019	$3,058	$—	$2,202	$2,839	$5,824	$792	$6,972	$85	$754	$22,526
Provision for Loan Losses	2,984	70	289	1,223	3,693	360	4,019	134	(22)	12,750
Loans Charged-off	(346)	—	—	(144)	—	—	—	(27)	—	(517)
Recoveries of Loans	7	—	—	54	—	10	—	11	—	82
Balance at December 31, 2020	$5,703	$70	$2,491	$3,972	$9,517	$1,162	$10,991	$203	$732	$34,841

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of December 31, 2020 and 2019:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Nonowner	Consumer
Allowance for Loan Losses at December 31, 2020	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Individually Evaluated for Impairment	$37	$—	$—	$—	$—	$—	$—	$13	$—	$50
Collectively Evaluated for Impairment	5,666	70	2,491	3,972	9,517	1,162	10,991	190	732	34,791
Totals	$5,703	$70	$2,491	$3,972	$9,517	$1,162	$10,991	$203	$732	$34,841

Allowance for Loan Losses at December 31, 2019
Individually Evaluated for Impairment	$31	$—	$—	$—	$—	$—	$—	$14	$—	$45
Collectively Evaluated for Impairment	3,027	—	2,202	2,839	5,824	792	6,972	71	754	22,481
Totals	$3,058	$—	$2,202	$2,839	$5,824	$792	$6,972	$85	$754	$22,526

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Nonowner	Consumer
Loans at December 31, 2020	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Individually Evaluated for Impairment	$239	$—	$156	$1,498	$—	$870	$12,388	$13	$15,164
Collectively Evaluated for Impairment	303,981	138,454	170,061	292,981	626,465	74,734	696,912	7,676	2,311,264
Totals	$304,220	$138,454	$170,217	$294,479	$626,465	$75,604	$709,300	$7,689	$2,326,428

Loans at December 31, 2019
Individually Evaluated for Impairment	$273	$—	$176	$1,059	$—	$236	$—	$14	$1,758
Collectively Evaluated for Impairment	275,762	—	196,600	259,552	515,014	66,348	592,545	4,459	1,910,280
Totals	$276,035	$—	$196,776	$260,611	$515,014	$66,584	$592,545	$4,473	$1,912,038

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Commercial	$122	$122	$—	$167	$167	$—
Construction and Land Development	156	763	—	176	785	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	884	884	—	302	489	—
1st REM - Rentals	614	614	—	757	757	—
CRE Owner Occupied	870	870	—	236	236	—
CRE Nonowner Occupied	12,388	12,388	—	—	—	—
Totals	15,034	15,641	—	1,638	2,434	—

Loans With An Allowance for Loan Losses:
Commercial	117	120	37	106	109	31
Consumer and Other	13	13	13	14	14	14
Totals	130	133	50	120	123	45
Grand Totals	$15,164	$15,774	$50	$1,758	$2,557	$45

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2020		2019		2018
	Average	Interest	Average	Interest	Average	Interest
	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$145	$10	$188	$13	$—	$—
Construction and Land Development	165	—	189	—	212	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	824	42	326	9	158	9
1st REM - 1-4 Family	—	—	—	—	255	10
1st REM - Rentals	624	29	789	41	976	48
CRE Owner Occupied	891	15	240	12	225	13
CRE Nonowner Occupied	12,334	690	—	—	—	—
Consumer and Other	—	—	—	—	64	—
Totals	14,983	786	1,732	75	1,890	80

Loans With An Allowance for Loan Losses:
Commercial	122	2	109	1	8	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	—	—	—	—	324	—
Multifamily	—	—	—	—	65	3
CRE Owner Occupied	—	—	—	—	158	7
Consumer and Other	13	1	44	2	—	—
Totals	135	3	153	3	555	10
Grand Totals	$15,118	$789	$1,885	$78	$2,445	$90

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

The following tables present the risk category of loans by loan segment as of December 31, 2020 and 2019, based on the most recent analysis performed by management:

	December 31, 2020
	Pass	Watch	Substandard	Total
Commercial	$289,465	$14,516	$239	$304,220
Paycheck Protection Program	138,454	—	—	138,454
Construction and Land Development	170,061	—	156	170,217
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	29,396	—	884	30,280
1st REM - 1-4 Family	41,239	703	—	41,942
LOCs and 2nd REM - Rentals	20,678	—	—	20,678
1st REM - Rentals	200,965	—	614	201,579
Multifamily	626,465	—	—	626,465
CRE Owner Occupied	74,734	—	870	75,604
CRE Nonowner Occupied	667,336	29,576	12,388	709,300
Consumer and Other	7,676	—	13	7,689
Totals	$2,266,469	$44,795	$15,164	$2,326,428

	December 31, 2019
	Pass	Watch	Substandard	Total
Commercial	$275,741	$21	$273	$276,035
Construction and Land Development	196,462	138	176	196,776
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,483	138	—	28,621
1st REM - 1-4 Family	36,370	124	177	36,671
LOCs and 2nd REM - Rentals	17,890	479	302	18,671
1st REM - Rentals	174,781	1,287	580	176,648
Multifamily	515,014	—	—	515,014
CRE Owner Occupied	65,411	—	1,173	66,584
CRE Nonowner Occupied	589,457	3,088	—	592,545
Consumer and Other	4,459	—	14	4,473
Totals	$1,904,068	$5,275	$2,695	$1,912,038

The following tables present the aging of the recorded investment in past due loans by loan segment as of December 31, 2020 and 2019:

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2020	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$304,211	$3	$—	$6	$304,220
Paycheck Protection Program	138,454	—	—	—	138,454
Construction and Land Development	170,061	—	—	156	170,217
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,280	—	—	—	30,280
1st REM - 1-4 Family	41,942	—	—	—	41,942
LOCs and 2nd REM - Rentals	20,668	10	—	—	20,678
1st REM - Rentals	201,579	—	—	—	201,579
Multifamily	626,465	—	—	—	626,465
CRE Owner Occupied	74,991	—	—	613	75,604
CRE Nonowner Occupied	709,300	—	—	—	709,300
Consumer and Other	7,689	—	—	—	7,689
Totals	$2,325,640	$13	$—	$775	$2,326,428

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2019	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$276,028	$—	$—	$7	$276,035
Construction and Land Development	196,600	—	—	176	196,776
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,621	—	—	—	28,621
1st REM - 1-4 Family	36,671	—	—	—	36,671
LOCs and 2nd REM - Rentals	18,527	—	—	144	18,671
1st REM - Rentals	176,114	400	—	134	176,648
Multifamily	515,014	—	—	—	515,014
CRE Owner Occupied	66,584	—	—	—	66,584
CRE Nonowner Occupied	592,545	—	—	—	592,545
Consumer and Other	4,470	3	—	—	4,473
Totals	$1,911,174	$403	$—	$461	$1,912,038

At December 31, 2020, there were three loans classified as troubled debt restructurings with a current outstanding balance of $421. In comparison, at December 31, 2019, there were three loans classified as troubled debt restructurings with an outstanding balance of $452. There were no new loans classified as troubled debt restructurings during the year ended December 31, 2020 and no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the year ended December 31, 2020.

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

The following table presents a summary of active loan modifications made in response to the COVID-19 pandemic, by loan segment and modification type, as of December 31, 2020:

	Interest-Only		Payment Deferral		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$5,212	9	$—	—	$4,834	1	$10,046	10
Real Estate Mortgage:
1 - 4 Family Mortgage	48	1	—	—	—	—	48	1
Multifamily	23,636	1	—	—	—	—	23,636	1
CRE Owner Occupied	—	—	613	3	—	—	613	3
CRE Nonowner Occupied	32,209	11	—	—	—	—	32,209	11
Totals	$61,105	22	$613	3	$4,834	1	$66,552	26

Note 6: Premises and Equipment

Premises and equipment are summarized as follows for the years ended December 31, 2020 and 2019:

	Range of	December 31,
	Useful Lives	2020	2019
Land	N/A	$5,174	$5,174
Building	15 - 39 Years	41,025	3,487
Leasehold Improvements	3 ‑ 10 Years	2,538	3,344
Furniture and Equipment	2 ‑ 5 Years	6,160	3,902
Construction in Progress	N/A	—	16,693
Subtotal		54,897	32,600
Accumulated Depreciation		(3,910)	(4,972)
Totals		$50,987	$27,628

Depreciation and amortization expense charged to noninterest expense for the years ended December 31, 2020, 2019 and 2018, totaled $1,206, $1,008 and $761, respectively. Construction in progress represents amounts paid for the construction of the Company’s new corporate headquarters building. The new corporate headquarters building was placed into service in the third quarter of 2020.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2020, pertaining to banking premises in Bloomington, Downtown Minneapolis, St. Paul and Uptown Minneapolis (Drive-Up), total future minimum rent commitments under the leases are as follows:

2020
2021	$337
2022	328
2023	319
2024	325
2025	331
Thereafter	804
Total	$2,444

Rent expense, including common area maintenance pertaining to banking premises for the years ended December 31, 2020, 2019 and 2018, totaled $1,178, $1,264 and $870, respectively.

The Bloomington, Downtown Minneapolis and St. Paul leases each contain two consecutive options to extend the lease for a period of five years each. The Uptown Minneapolis (Drive-Up) contains one option to extend the lease for a period of five years. The monthly minimum rent payable will be at a market rate as reasonably determined by the lessor.

The Greenwood location is leased pursuant to the terms of a non-cancelable lease agreement with Bridgewater Properties Greenwood, LLC, a related party through common ownership, in effect at December 31, 2020. The lease contains one option to extend the lease for a period of five years. Future minimum rent commitments under the operating lease are listed below.

2020
2021	$165
2022	171
2023	174
2024	178
2025	181
Thereafter	108
Total	$977

The Company receives rents from the lease of office and retail space in its corporate headquarters building. Rental income is included in noninterest expense as an offset to rental expense. Future minimum rental income under these leases are listed below.

2020
2021	$434
2022	500
2023	506
2024	513
2025	521
Thereafter	1,218
Total	$3,692

Note 7: Intangible Assets

The following table presents a summary of intangible assets at December 31, 2020 and 2019:

	December 31,
	2020	2019
Core Deposit Intangible	$1,093	$1,093
Favorable Lease	445	445
Subtotal	1,538	1,538
Accumulated Amortization	(868)	(677)
Totals	$670	$861

Amortization expense of intangible assets was $191 for the years ended December 31, 2020, 2019 and 2018.

The following table presents the estimated future amortization of the core deposit intangible and favorable lease asset for the next five years and thereafter. The projections of amortization expense are based on existing asset balances as of December 31, 2020.

	Core Deposit	Favorable
	Intangible	Lease
2021	$157	$34
2022	157	34
2023	65	34
2024	—	34
2025	—	34
Thereafter	—	121
Totals	$379	$291

Note 8: Deposits

The following table presents the composition of deposits at December 31, 2020 and 2019:

	December 31,
	2020	2019
Transaction Deposits	$1,038,193	$712,136
Savings and Money Market Deposits	657,617	516,785
Time Deposits	353,543	360,027
Brokered Deposits	452,283	234,362
Totals	$2,501,636	$1,823,310

Brokered deposits contain brokered money market accounts of $159,665 and $2,443 as of December 31, 2020 and 2019, respectively.

The following table presents the scheduled maturities of brokered and customer time deposits at December 31, 2020:

2020
Less than 1 Year	$338,261
1 to 2 Years	51,455
2 to 3 Years	63,018
3 to 4 Years	84,964
4 to 5 Years	108,463
Totals	$646,161

The aggregate amount of time deposits greater than $250 was approximately $96,102 and $118,318 at December 31, 2020 and 2019, respectively.

Note 9: Notes Payable

During 2016, the Company entered into a note payable with an unaffiliated financial institution that was secured by 100% of the stock of the Bank. The proceeds of the note were partially used to payoff existing notes payable. The note required interest payments monthly and principal payments of $500 quarterly. Interest was accrued at a variable rate equal to 1-month LIBOR plus 2.40% and matured in February 2021. The interest rate at December 31, 2020 and 2019, was 2.55% and 4.09%, respectively. The note contained several financial and reporting covenants. As of December 31, 2020 and 2019, the Company believes it was in compliance with all covenants. The unpaid principal balance of the note at December 31, 2020 and 2019, was $11,000 and $13,000, respectively.

Note 10: Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, which consist of interest rate swaps and interest rate caps, to assist in its interest rate risk management. The notional amount does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements. Derivative financial instruments are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$49,696	$2,701	$7,140	$150
Liabilities	49,696	(2,701)	7,140	(150)
Total	$99,392	$—	$14,280	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered certificate of deposit, wholesale borrowing, and notes payable portfolios. During the next 12 months, the Company estimates that $868 will be reclassified to interest expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of December 31, 2020 and 2019:

	2020	2019
Notional Amount	$111,000	$48,000
Weighted Average Pay Rate	1.26%	1.89%
Weighted Average Receive Rate	0.22%	2.25%
Weighted Average Maturity (Years)	3.95	3.53
Net Unrealized Gain (Loss)	$(3,410)	$(618)

During 2020, the Company purchased interest rate caps, designated as cash flow hedges, of certain deposit liabilities, with notional amounts totaling $50,000. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. An initial premium of $2,689 was paid up front for the caps executed in 2020. Amortization on the interest rate caps totaled $41 and was recorded as a component of interest expense on brokered deposits for the year ended December 31, 2020. The weighted average strike rate for outstanding interest rate caps was 0.75% at December 31, 2020.

The following table presents a summary of the Company’s interest rate contracts as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$5,000	$56	$18,000	$134
Liabilities	106,000	(3,466)	30,000	(752)
Interest rate cap agreements:
Assets	50,000	2,834	—	—

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of December 31, 2020 and 2019, the Company pledged cash collateral for the Company’s derivative contracts of $8,526 and $1,404, respectively. In addition, as of December 31, 2020, the Company's interest rate cap counterparties have pledged cash collateral to the Company of $2,700.

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the year ended December 31, 2020, 2019 and 2018:

		Year Ended December 31,
(dollars in thousands)		2020	2019	2018
Derivatives in	Location of Gain or	Gain (Loss)
Cash Flow Hedging	(Loss) Reclassified	Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings
Interest rate swaps	Interest expense	$(579)	$9	$—
Interest rate caps	Interest expense	—	—	—

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the years ended December 31, 2020, 2019 and 2018, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 11: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank’s with principal balances of $739,912 and $690,609 at December 31, 2020 and 2019, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $361,236 and $209,840 at December 31, 2020 and 2019, respectively.

The following table presents FHLB advances, by maturity, at December 31, 2020 and 2019:

	2020		2019
	Weighted		Weighted
	Average	Total	Average	Total
	Rate	Outstanding	Rate	Outstanding
2020	N/A	$—	1.76%	$10,000
2021	1.99%	15,000	1.99	15,000
2022	N/A	—	2.50	29,000
2023	N/A	—	2.93	45,000
2024	1.66	22,500	2.20	27,500
2025	1.22	16,000	3.29	10,000
2026	0.78	4,000	N/A	—
Totals		$57,500		$136,500

Federal Reserve Discount Window. At December 31, 2020 and 2019, the Company had the ability to draw additional borrowings of $76,830 and $113,164, respectively, from the Federal Reserve Bank of Minneapolis. The ability to draw borrowings is based on loan collateral pledged with principal balances of $120,692 and $159,568 as of December 31, 2020 and 2019, subject to the approval from the Board of Governors of the Federal Reserve System. There were no federal reserve borrowings outstanding as of December 31, 2020 and 2019.

As part of the CARES Act, the Federal Reserve Bank offered secured borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility, or PPPLF. As of December 31, 2020, the Company had not pledged any PPP loans to borrow funds under this facility. The facility is available through June 30, 2021.

Federal Funds Purchased. Federal funds purchased mature one business day from the transaction date. There were no federal funds purchased outstanding as of December 31, 2020 and 2019.

Note 12: Subordinated Debentures

On June 19, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors and qualified institutional buyers pursuant to which the Company sold and issued $50,000 in aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”). The 2030 Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. Issuance costs were $1,127 and have been netted against subordinated debt on the consolidated balance sheets. These costs are being amortized over five years, which represents the period from issuance to the first redemption date of July 1, 2025. Total amortization expense for the year ended December 31, 2020 was $120. There was no amortization expense for the years ended December 31, 2019 and 2018. On October 13, 2020, the Company completed an offer to exchange up to $50,000 total principal amount of the 2030 Notes for substantially identical subordinated notes registered under the Securities Act of 1933, in satisfaction of the Company’s obligations under a registration rights agreement entered into with the initial purchasers of the 2030 Notes. $47,000 of the $50,000 of the 2030 Notes were exchanged in the exchange offer.

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

On July 12, 2017, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors whereby the Company sold and issued $25,000 in aggregate principal amount of 5.875% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “2027 Notes”). The 2027 Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. Issuance costs were $516 and have been netted against subordinated debt on the consolidated balance sheets. These costs are being amortized over five years, which represents the period from issuance to the first redemption date of July 15, 2022. Total amortization expense for the year ended December 31, 2020 was $103, with $164 remaining to be amortized as of December 31, 2020. Total amortization expense for the year ended December 31, 2019 was $103, with $267 remaining to be amortized as of December 31, 2019. Total amortization expense for the year ended December 31, 2018 was $103, with $370 remaining to be amortized as of December 31, 2018

The 2027 Notes mature on July 15, 2027, with a fixed interest rate of 5.875% payable semi-annually in arrears for five years until July 15, 2022. Thereafter, the Company will be obligated to pay interest at a rate equal to 3-month LIBOR plus 388 basis points quarterly in arrears until either the early redemption date or the maturity date. The 2027 Notes are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The 2027 Notes are redeemable by the Company, in whole or in part, on or after July 15, 2022, and at any time upon the occurrence of certain events. Any redemption by the Company would be at a redemption price equal to 100% of the outstanding principal amount of the 2027 Notes being redeemed, including any accrued and unpaid interest thereon.

Note 13: Related-Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers, directors, principal shareholders, and their affiliates (related parties). The following table presents the activity associated with loans made between related parties for the years ended December 31, 2020 and 2019:

	2020	2019
Beginning Balance	$37,483	$39,454
New Loans and Advances	8,076	13,298
Repayments	(11,429)	(15,269)
Totals	$34,130	$37,483

Deposits from related parties held by the Company at December 31, 2020 and 2019 were $7,870 and $11,223, respectively.

The Company has a related party lease which is disclosed in Note 6.

Note 14: Income Taxes

The following table presents the allocation of federal and state income taxes between current and deferred portions as of December 31, 2020, 2019 and 2018:

	2020	2019	2018
Current Tax Provision	$11,062	$7,670	$6,522
Deferred Tax Benefit	(2,590)	(747)	(1,298)
Total Income Tax Provision	$8,472	$6,923	$5,224

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows as of December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Amount of Statutory Rate	$7,489	21.0%	$8,048	21.0%	$6,750	21.0%
State Income Taxes (Net of Federal Income Tax Benefit)	3,014	8.5	2,711	7.1	2,755	8.6
Interest on Investment Securities and Loans Exempt From Federal Income Tax	(702)	(2.0)	(734)	(1.9)	(719)	(2.2)
Tax Credits	(770)	(2.1)	(2,781)	(7.3)	(3,207)	(10.0)
Other Differences	(559)	(1.6)	(321)	(0.8)	(355)	(1.1)
Totals	$8,472	23.8%	$6,923	18.1%	$5,224	16.3%

The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of historic tax credits, low-income housing tax credits, the level of tax-exempt investments and loans, and the overall level of pre-tax income.

The following table presents the components of the net deferred tax asset included in other assets, as of December 31, 2020 and 2019:

	2020	2019
Depreciation	$(986)	$(231)
Allowance for Loan Losses	9,848	6,342
Unrealized (Gain) Loss on Securities Available for Sale	(2,426)	(1,399)
Unrealized (Gain) Loss on Cash Flow Hedges	677	130
Prepaid Expenses	(522)	(50)
Deferred Compensation	711	742
Deferred Loan Fees	806	599
Other	(95)	(230)
Totals	$8,013	$5,903

Note 15: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing projects and other tax credit investments at December 31, 2020 and 2019:

		December 31, 2020		December 31, 2019
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$1,867	$—	$2,148	$—
Federal Historic Tax Credit (FHTC)	Equity	2,198	1,858	2,262	3,395
Total		$4,065	$1,858	$4,410	$3,395
(1)	All commitments are expected to be paid by the Company by December 31, 2021.

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments during 2020, 2019 and 2018.

	Amortization	Tax Benefit
	Expense (1)	Recognized (2)
Year Ended December 31, 2020
LIHTC	$281	$(330)
FHTC	738	(1,056)
Total	$1,019	$(1,386)
Year Ended December 31, 2019
LIHTC	$289	$(330)
FHTC	3,225	(3,687)
Total	$3,514	$(4,017)
Year Ended December 31, 2018
LIHTC	$310	$(346)
FHTC	3,293	(3,782)
Total	$3,603	$(4,128)
(1)	The amortization expense for the LIHTC investments are included in income tax expense. The amortization for the FHTC tax credits are included in noninterest expense.
(2)	All of the tax benefits recognized are included in income tax expense. The tax benefit recognized for the FHTC investments primarily reflects the tax credits generated from the investments, and excludes the net tax expense/benefit of the investments’ income/loss.

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

The following commitments were outstanding at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Unfunded Commitments Under Lines of Credit	$644,338	$500,962
Letters of Credit	90,206	79,225
Totals	$734,544	$580,187

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

The Company had outstanding letters of credit with the FHLB in total amounts of $60,091 and $108,502 at December 31, 2020 and 2019, respectively, on behalf of customers and to secure public deposits.

Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management, any liability resulting from such proceedings would not have a material impact on the consolidated financial statements.

Note 17: Stock Options and Restricted Stock

The Company established the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (the “2012 Plan”) under which the Company may grant options to its directors, officers, and employees for up to 750,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2012 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of five years. As of December 31, 2020 and 2019, there were 30,000 and -0- shares, respectively, of the Company’s common stock reserved for future option grants under the 2012 Plan.

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, and employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of December 31, 2020 and 2019, there were 313,600 and 310,600 of remaining shares of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of December 31, 2020, and 2019, there were 561,883 and 867,040 of remaining shares of the Company’s common stock reserved for future grants under the 2019 EIP.

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

The Company used the S&P 600 CM Bank Index as its historical volatility index. The S&P 600 CM Bank Index is an index of publicly traded small capitalization, regional, commercial banks located throughout the United States. There were 61 banks in the index ranging in market capitalization from $300 million up to $3.5 billion.

The weighted average assumptions used in the model for valuing stock option grants in 2020 is as follows:

	December 31,
	2020
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	44.14%
Risk-Free Interest Rate	0.68%

The following table presents a summary of the status of the Company’s outstanding stock options for the years ended December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at Beginning of Year	1,961,650	$7.08	1,807,100	$6.24
Granted	60,000	10.61	238,000	12.47
Exercised	(74,400)	4.26	(74,850)	3.45
Forfeitures	(33,000)	7.47	(8,600)	10.65
Outstanding at End of Year	1,914,250	$7.29	1,961,650	$7.08

Options Exercisable at End of Year	1,205,350	$5.96	992,050	$5.01

For the years ended December 31, 2020, 2019 and 2018, the Company recognized compensation expense for stock options of $881, $721 and $799, respectively.

The following table presents information pertaining to options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$2.13 - 3.99	522,750	$2.94	3.0	522,750	$2.94
7.00 - 7.99	968,500	7.47	6.8	576,100	7.47
8.00 - 8.99	25,000	8.76	9.3	—	—
10.00 - 10.99	10,000	10.08	9.4	—	—
11.00 - 11.99	85,000	11.27	8.4	22,000	11.34
12.00 - 12.99	278,000	12.89	8.6	74,500	12.91
13.00 - 13.99	25,000	13.22	7.4	10,000	13.22
Totals	1,914,250	$7.29	6.1	1,205,350	$5.96

As of December 31, 2020, there was $2,027 of total unrecognized compensation cost related to nonvested stock options granted under the 2012 Plan, 2017 Plan and 2019 EIP that is expected to be recognized over a weighted-average period of 2.7 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the year ended December 31, 2020:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2019	969,600	$3.08
Granted	60,000	4.39
Vested	(287,700)	2.98
Forfeited	(33,000)	2.80
Nonvested Options at December 31, 2020	708,900	$3.24

Restricted Stock Awards

In 2019, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with voting and forfeitable dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the year ended December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
		Weighted		Weighted
	Number of	Average Grant		Average
	Shares	Date Fair Value	Shares	Exercise Price
Nonvested at December 31, 2019	132,960	$12.92	—	$—
Granted	18,641	10.29	132,960	12.92
Vested	(32,439)	12.92	—	—
Forfeited	(8,200)	10.91	—	—
Nonvested at December 31, 2020	110,962	$12.63	132,960	$12.92

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the years ended December 31, 2020 and 2019, the Company recognized compensation expense for restricted stock awards of $441 and $31, respectively. No compensation expense was recognized for restricted stock awards for the year ended December 31, 2018.

As of December 31, 2020, there was $1,349 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a period of four years.

In addition, during the year ended December 31, 2020, the Company issued 29,050 shares of common stock to directors as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to directors of $303 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

Restricted Stock Units

In 2020, the Company granted 205,666 restricted stock units with a grant date fair value of $12.27. Restricted stock units granted out of the 2019 EIP represent the right to receive one share of Company stock upon vesting and vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock units have no voting or dividend rights and are not considered outstanding until vesting.

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the year ended December 31, 2020, the Company recognized compensation expense for restricted stock units of $43. No compensation expense was recognized for restricted stock units for the years ended December 31, 2019 and 2018.

As of December 31, 2020, there was $2,505 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP that is expected to be recognized over a period of four years. No restricted stock units vested during 2020.

Note 18: Profit Sharing Plan

The Company has a combined profit sharing 401(k) plan which provides that an annual contribution, up to 100% of each participating employee’s total pay, may be contributed to the plan. Employees are eligible to participate after meeting certain eligibility requirements as defined in the plan and are allowed to make pre-tax contributions up to the maximum amount allowed by the Internal Revenue Service. The terms of the 401(k) plan require employer match contributions equal to 100% of the employee contributions up to 4% of pay. In addition, the terms of the plan allow for discretionary contributions as determined by the Company and approved by the Board of Directors.

The employer match contributions for the 401(k) plan were $743, $603, and $483 for the years ended December 31, 2020, 2019 and 2018, respectively. The total employer profit sharing contributions to the plan were $533, $473, and $328 for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 19: Deferred Compensation Plan

In 2013, the Company implemented a deferred compensation plan for certain employees which allows the Company to make a discretionary contribution to the account of any employee designated as a participant in the plan based upon the participant’s performance for the calendar year. Company contributions to the plan vest on the fourth anniversary of the last day of the calendar year for which the contribution was made to the plan and accrue interest at a rate equal to the Bank’s return on average equity for the immediately preceding calendar year. Distribution of amounts contributed under the plan, including accrued interest, is made in a lump sum cash payment within 75 days following the date such amounts become vested. As of December 31, 2020 and 2019, the Company had a liability of $3,571 and $3,546, respectively, recorded on the consolidated balance sheets. There were no new contributions made to the plan during the years ended December 31, 2020 and 2019.

Note 20: Regulatory Capital

The Company and the Bank are subject to various regulatory requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank must also meet certain specific capital guidelines under the regulatory framework for prompt corrective action. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets and of Tier 1 capital to average consolidated assets (referred to as the “leverage ratio”), as defined under the applicable regulatory capital rules.

The following tables present the capital amounts and ratios for the Company and the Bank as of December 31, 2020 and 2019:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Company (Consolidated):
Total Risk-based Capital	$360,198	14.58%	$197,604	8.00%	$259,355	10.50%	N/A	N/A
Tier 1 Risk-based Capital	255,530	10.35	148,203	6.00	209,954	8.50	N/A	N/A
Common Equity Tier 1 Capital	255,530	10.35	111,152	4.50	172,904	7.00	N/A	N/A
Tier 1 Leverage Ratio	255,530	9.28	110,168	4.00	110,168	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$330,380	13.37%	$197,629	8.00%	$259,388	10.50%	$247,036	10.00%
Tier 1 Risk-based Capital	299,447	12.12	148,222	6.00	209,981	8.50	197,629	8.00
Common Equity Tier 1 Capital	299,447	12.12	111,166	4.50	172,925	7.00	160,574	6.50
Tier 1 Leverage Ratio	299,447	10.89	109,972	4.00	109,972	4.00	137,465	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Company (Consolidated):
Total Risk-based Capital	$269,613	12.98%	$166,163	8.00%	$218,089	10.50%	N/A	N/A
Tier 1 Risk-based Capital	236,533	11.39	124,623	6.00	176,549	8.50	N/A	N/A
Common Equity Tier 1 Capital	236,533	11.39	93,467	4.50	145,393	7.00	N/A	N/A
Tier 1 Leverage Ratio	236,533	10.69	88,498	4.00	88,498	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$252,501	12.16%	$166,137	8.00%	$218,055	10.50%	$207,671	10.00%
Tier 1 Risk-based Capital	243,461	11.72	124,603	6.00	176,521	8.50	166,137	8.00
Common Equity Tier 1 Capital	243,461	11.72	93,452	4.50	145,370	7.00	134,986	6.50
Tier 1 Leverage Ratio	243,461	11.01	88,455	4.00	88,455	4.00	110,569	5.00

The Company and the Bank must maintain a capital conservation buffer as defined by Basel III regulatory capital guidelines, in order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers.

Management believes that, as of December 31, 2020 and 2019, the capital ratios of the Company and the Bank were in excess of the quantitative capital ratio standards applicable on those dates. However, there can be no assurance that the Company and the Bank will continue to maintain such status in the future.

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	$—	$115,012	$—	$115,012
Mortgage-Backed Securities	—	124,260	—	124,260
Corporate Securities	—	72,155	—	72,155
SBA Securities	—	40,107	—	40,107
Asset-Backed Securities	—	39,095	—	39,095
Interest Rate Caps	—	2,834	—	2,834
Interest Rate Swaps	—	2,757	—	2,757
Total Fair Value of Financial Assets	$—	$396,220	$—	$396,220
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$6,167	$—	$6,167
Total Fair Value of Financial Liabilities	$—	$6,167	$—	$6,167

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$4,998	$—	$—	$4,998
Municipal Bonds	—	105,743	—	105,743
Mortgage-Backed Securities	—	64,728	—	64,728
Corporate Securities	—	50,176	—	50,176
SBA Securities	—	49,559	—	49,559
Asset-Backed Securities	—	14,673	—	14,673
Interest Rate Swaps	—	284	—	284
Total Fair Value of Financial Assets	$4,998	$285,163	$—	$290,161
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$902	$—	$902
Total Fair Value of Financial Liabilities	$—	$902	$—	$902

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

Interest Rate Caps

The fair value of the caps are calculated by determining the total expected asset or liability exposure of the derivatives. Total expected exposure incorporates both the current and potential future exposure of the derivative, derived from using observable inputs, such as yield curves and volatilities, and accordingly are valued using Level 2 inputs.

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets for the periods ended December 31, 2020, 2019 and 2018:

	December 31, 2020
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$80	$—	$50
Totals	$—	$80	$—	$50

	December 31, 2019
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$75	$—	$206
Totals	$—	$75	$—	$206

	December 31, 2018
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$426	$—	$396
Totals	$—	$426	$—	$396

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

The following tables present the carrying amounts and estimated fair values of financial instruments at December 31, 2020 and 2019:

	December 31, 2020
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$160,675	$160,675	$—	$—	$160,675
Bank-Owned Certificates of Deposit	2,860	—	2,908	—	2,908
Securities Available for Sale	390,629	—	390,629	—	390,629
FHLB Stock, at Cost	5,027	—	5,027	—	5,027
Loans, Net	2,282,436	—	2,309,421	—	2,309,421
Accrued Interest Receivable	9,172	—	9,172	—	9,172
Interest Rate Caps	2,834	—	2,834	—	2,834
Interest Rate Swaps	2,757	—	2,757	—	2,757

Financial Liabilities:
Deposits	$2,501,636	$—	$2,509,148	$—	$2,509,148
Notes Payable	11,000	—	11,001	—	11,001
FHLB Advances	57,500	—	58,830	—	58,830
Subordinated Debentures	73,739	—	74,769	—	74,769
Accrued Interest Payable	1,615	—	1,615	—	1,615
Interest Rate Swaps	6,167	—	6,167	—	6,167

	December 31, 2019
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$31,935	$31,935	$—	$—	$31,935
Bank-Owned Certificates of Deposit	2,654	—	2,677	—	2,677
Securities Available for Sale	289,877	4,998	284,879	—	289,877
FHLB Stock, at Cost	7,824	—	7,824	—	7,824
Loans, Net	1,884,000	—	1,891,987	—	1,891,987
Accrued Interest Receivable	6,775	—	6,775	—	6,775
Interest Rate Swaps	284	—	284	—	284

Financial Liabilities:
Deposits	$1,823,310	$—	$1,821,915	$—	$1,821,915
Notes Payable	13,000	—	13,022	—	13,022
FHLB Advances	136,500	—	141,152	—	141,152
Subordinated Debentures	24,733	—	25,309	—	25,309
Accrued Interest Payable	1,982	—	1,982	—	1,982
Interest Rate Swaps	902	—	902	—	902

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at December 31, 2020 and 2019.

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

Note 22: Revenue Recognition

The Company recognizes revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

Note 23: Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018.

	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2020
Net Unrealized Gain on Available for Sale Securities	$6,394	$(1,343)	$5,051
Less: Reclassification Adjustment for Net Gains Included in Net Income	(1,503)	316	(1,187)
Total Unrealized Gain	4,891	(1,027)	3,864

Net Unrealized Loss on Cash Flow Hedge	(3,185)	669	(2,516)
Less: Reclassification Adjustment for Losses Included in Net Income	579	(122)	457
Total Unrealized Loss	(2,606)	547	(2,059)

Other Comprehensive Gain	$2,285	$(480)	$1,805

Year Ended December 31, 2019
Net Unrealized Gain on Available for Sale Securities	$9,514	$(1,998)	$7,516
Less: Reclassification Adjustment for Net Gains Included in Net Income	(516)	109	(407)
Total Unrealized Gain	8,998	(1,889)	7,109

Net Unrealized Loss on Cash Flow Hedge	(962)	202	(760)
Less: Reclassification Adjustment for Gains Included in Net Income	(9)	2	(7)
Total Unrealized Loss	(971)	204	(767)

Other Comprehensive Gain	$8,027	$(1,685)	$6,342

Year Ended December 31, 2018
Net Unrealized Loss on Available for Sale Securities	$(3,804)	$852	$(2,952)
Less: Reclassification Adjustment for Net Losses Included in Net Income	125	(26)	99
Total Unrealized Loss	(3,679)	826	(2,853)

Net Unrealized Gain on Cash Flow Hedge	9	(2)	7
Less: Reclassification Adjustment for Gains Included in Net Income	—	—	—
Total Unrealized Gain	9	(2)	7

Other Comprehensive Loss	$(3,670)	$824	$(2,846)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2020, 2019 and 2018.

			Accumulated
	Available For		Other Comprehensive
	Sale Securities	Cash Flow Hedge	Income (Loss)
Year Ended December 31, 2020
Balance at Beginning of Year	$5,263	$(489)	$4,774
Other Comprehensive Income (Loss) Before Reclassifications	5,051	(2,516)	2,535
Amounts Reclassified from Accumulated Other Comprehensive Income	(1,187)	457	(730)
Net Other Comprehensive Income (Loss) During Period	3,864	(2,059)	1,805
Balance at End of Year	$9,127	$(2,548)	$6,579

Year Ended December 31, 2019
Balance at Beginning of Year	$(1,846)	$278	$(1,568)
Other Comprehensive Income (Loss) Before Reclassifications	7,516	(760)	6,756
Amounts Reclassified from Accumulated Other Comprehensive Income	(407)	(7)	(414)
Net Other Comprehensive Income (Loss) During Period	7,109	(767)	6,342
Balance at End of Year	$5,263	$(489)	$4,774

Year Ended December 31, 2018
Balance at Beginning of Year	$860	$224	$1,084
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act	147	47	194

Other Comprehensive Income (Loss) Before Reclassifications	(2,952)	7	(2,945)
Amounts Reclassified from Accumulated Other Comprehensive Income	99	—	99
Net Other Comprehensive Income (Loss) During Period	(2,853)	7	(2,846)
Balance at End of Year	$(1,846)	$278	$(1,568)

Note 24: Parent Company Financial Information

The following information presents the condensed balance sheets of the Company as of December 31, 2020 and 2019, and the condensed statements of income and cash flows of the Company for the years ended December 31, 2020, 2019 and 2018:

Condensed Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Cash and Cash Equivalents	$37,880	$27,315
Investment in Subsidiaries	311,329	253,456
Premises and Equipment, Net	774	795
Other Assets	1,437	2,181
Total Assets	$351,420	$283,747
LIABILITIES AND EQUITY
LIABILITIES
Notes Payable	$11,000	$13,000
Subordinated Debentures, Net of Issuance Costs	73,739	24,733
Accrued Interest Payable	724	713
Other Liabilities	552	507
Total Liabilities	86,015	38,953
SHAREHOLDERS’ EQUITY
Preferred Stock—$0.01 par value
Preferred Stock—Authorized 10,000,000	—	—
Common Stock—$0.01 par value
Voting Common Stock—Authorized 75,000,000	281	290
Additional Paid‑In Capital	103,714	112,093
Retained Earnings	154,831	127,637
Accumulated Other Comprehensive Income	6,579	4,774
Total Shareholders’ Equity	265,405	244,794
Total Liabilities and Shareholders' Equity	$351,420	$283,747

Condensed Statements of Income

	December 31,	December 31,	December 31,
	2020	2019	2018
INCOME
Dividend Income	$1,300	$1,040	$1,100
Interest Income	19	27	3
Other Income	179	158	136
Total Income	1,498	1,225	1,239
EXPENSE
Interest Expense	3,547	2,056	2,162
Other Expenses	1,412	996	1,152
Total Interest Expense	4,959	3,052	3,314
LOSS BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS	(3,461)	(1,827)	(2,075)
Income Tax Benefit	1,323	776	924
LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS	(2,138)	(1,051)	(1,151)
Equity in Undistributed Earnings	29,332	32,454	28,071
NET INCOME	$27,194	$31,403	$26,920

Condensed Statements of Cash Flows

	December 31,	December 31,	December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$27,194	$31,403	$26,920
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Equity in Undistributed Earnings of Subsidiaries	(29,332)	(32,454)	(28,071)
Changes in Other Assets and Liabilities	234	311	(368)
Net Cash Used by Operating Activities	(1,904)	(740)	(1,519)
CASH FLOWS FROM INVESTING ACTIVITIES
Net (Increase) Decrease in Loans	742	(742)	—
Investment in Subsidiaries	(25,000)	—	(25,000)
Net Cash Used in Investing Activities	(24,258)	(742)	(25,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Notes Payable	(2,000)	(2,000)	(2,000)
Proceeds from Issuance of Subordinated Debt	48,783	—	—
Stock Options Exercised	317	258	106
Stock Repurchases	(10,373)	(14,959)	—
Issuance of Common Stock	—	—	58,857
Net Cash Provided (Used) by Financing Activities	36,727	(16,701)	56,963
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,565	(18,183)	30,444
Cash and Cash Equivalents Beginning	27,315	45,498	15,054
Cash and Cash Equivalents Ending	$37,880	$27,315	$45,498

Note 25: Quarterly Condensed Financial Information (Unaudited)

The following tables present the unaudited quarterly condensed financial information for the years ended December 31, 2020 and 2019:

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
(dollars in thousands)
Interest Income	$27,468	$28,166	$28,493	$30,699
Interest Expense	7,366	6,824	6,814	5,858
Net Interest Income	20,102	21,342	21,679	24,841
Provision for Loan Losses	2,100	3,000	3,750	3,900
Net Interest Income after Provision for Loan Losses	18,002	18,342	17,929	20,941
Noninterest Income	1,719	1,977	1,157	986
Noninterest Expense	9,746	10,711	9,672	15,258
Income Before Income Taxes	9,975	9,608	9,414	6,669
Provision for Income Taxes	2,532	2,010	2,240	1,690
Net Income	$7,443	$7,598	$7,174	$4,979
Earnings per share
Basic	$0.26	$0.26	$0.25	$0.18
Diluted	$0.25	$0.26	$0.25	$0.17

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
(dollars in thousands)
Interest Income	$24,267	$25,520	$26,572	$27,419
Interest Expense	7,136	7,382	7,637	7,491
Net Interest Income	17,131	18,138	18,935	19,928
Provision for Loan Losses	600	600	900	600
Net Interest Income after Provision for Loan Losses	16,531	17,538	18,035	19,328
Noninterest Income	634	1,134	946	1,112
Noninterest Expense	7,885	9,474	9,084	10,489
Income Before Income Taxes	9,280	9,198	9,897	9,951
Provision for Income Taxes	2,262	1,189	2,092	1,380
Net Income	$7,018	$8,009	$7,805	$8,571
Earnings per share
Basic	$0.23	$0.27	$0.27	$0.30
Diluted	$0.23	$0.26	$0.27	$0.29

Note 26: Subsequent Events

Payoff of Note Payable

On February 25, 2021, the Company paid off its $11.0 million bank stock loan.

New Revolving Line of Credit

On March 1, 2021, the Company entered into a Loan and Security Agreement and revolving note with ServisFirst Bank, pursuant to which ServisFirst Bank has made a $25.0 million revolving line of credit available to the Company which is secured by 100% of the stock of the Bank. The maturity of the line of credit is February 28, 2023. As of March 5, 2021, there was no outstanding balance under the line of credit, and the entire amount of the line of credit remained available to the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of December 31, 2020, the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2020 based on the specified criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is set forth under the headings “Proposal 1 – Election of Directors,” “Security Ownership of Certain Beneficial Owners,” and “Corporate Governance and the Board of Directors” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2021, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this item is set forth under the headings “Executive Compensation,” “Corporate Governance and the Board of Directors – Director Compensation,” and “Corporate Governance and the Board of Directors – Compensation Committee Interlocks and Insider Participation” appearing in the Company's definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2021, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table presents the number of outstanding options, warrants and rights granted to participants by the Company under its equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2020. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in Note 17 to the Consolidated Financial Statements for the year ending December 31, 2020.

(c)
Number of
securities
	(a)		remaining
	Number of	(b)	available for
	securities to be	Weighted-	future issuance
	issued upon	average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))
Equity compensation plans approved by shareholders (1)	1,914,250	$7.29	905,483
Equity compensation plans not approved by shareholders	—	—	—
Total	1,914,250	$7.29	905,483
(1)	Column (a) includes outstanding stock options granted under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan, the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan, the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan and the Bridgewater Bancshares, Inc. 2005 Combined Incentive and Non-Statutory Stock Option Plan. Column (c) includes 30,000, 313,600 and 561,883 shares remaining available for future issuance under the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan, the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan and the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan, respectively.

The information required pursuant to Item 403 of Regulation S-K can be found under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement on Form DEF 14A for our Annual Meeting of Shareholders to be held on April 27, 2021, which will be filed with the SEC within 120 days of the Company’s fiscal year end, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2021, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is set forth under the heading “Proposal 2 – Ratification of the Appointment of CliftonLarsonAllen LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2021, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The consolidated financial statements that appear in Item 8 of this Form 10-K are incorporated herein by reference.

2.	Financial Statement Schedules: All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.
Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on April 25, 2019)
3.2	Amended and Restated Bylaws of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 on Form S-1/A filed on March 5, 2018)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 on Form 10-K filed on March 12, 2020)
4.3

Indenture, dated June 19, 2020, by and between Bridgewater Bancshares, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on June 19, 2020)

4.4

Forms of 5.25% Fixed-to-Floating Rate Subordinated Note due July 1, 2030 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.3 hereto and incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on June 19, 2020)

10.1

Employment Agreement by and among Bridgewater Bancshares, Inc., Bridgewater Bank and Jerry Baack, dated October 1, 2017 (incorporated herein by reference to Exhibit 10.1 on Form S-1 filed on February 16, 2018)†

10.2

Employment Agreement by and among Bridgewater Bancshares, Inc., Bridgewater Bank and Mary Jayne Crocker, dated October 1, 2017 (incorporated herein by reference to Exhibit 10.2 on Form S-1 filed on February 16, 2018)†

10.3

Employment Agreement by and among Bridgewater Bancshares, Inc., Bridgewater Bank and Jeffrey D. Shellberg, dated October 1, 2017 (incorporated herein by reference to Exhibit 10.3 on Form S-1 filed on February 16, 2018)†

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

10.16

Form of Restricted Stock Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.17

Form of Restricted Stock Unit Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.18

Form of Nonqualified Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.19

Form of Incentive Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.20

Form of Subordinated Note Purchase Agreement, dated June 19, 2020, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on June 19, 2020)

10.21

Form of Registration Rights Agreement, dated June 19, 2020, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on June 19, 2020)

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
101.1

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL, with applicable taxonomy extension information contained in Exhibit 101)
________________ † Indicates a management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: March 11, 2021	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry J. Baack	Chairman, Chief Executive	March 11, 2021
Jerry J. Baack	Officer and President (Principal Executive Officer)

/s/ Joe M. Chybowski	Chief Financial Officer	March 11, 2021
Joe M. Chybowski	(Principal Financial and Accounting Officer)

/s/ Lisa M. Brezonik	Director	March 11, 2021
Lisa M. Brezonik

/s/ James S. Johnson	Director	March 11, 2021
James S. Johnson

/s/ David B. Juran	Director	March 11, 2021
David B. Juran

/s/ Mohammed Lawal	Director	March 11, 2021
Mohammed Lawal

/s/ Douglas J. Parish	Director	March 11, 2021
Douglas J. Parish

/s/ Jeffrey D. Shellberg	Director, Secretary, Executive	March 11, 2021
Jeffrey D. Shellberg	Vice President and
Chief Credit Officer

/s/ Thomas P. Trutna	Director	March 11, 2021
Thomas P. Trutna

/s/ Todd B. Urness	Director	March 11, 2021
Todd B. Urness

/s/ David J. Volk	Director	March 11, 2021
David J. Volk