Form 10-Q
period 2021-03-31
Bridgewater Bancshares Inc
filed 2021-05-06
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the Common Stock outstanding as of May 3, 2021 was 28,142,929.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$200,896	$160,675
Bank-Owned Certificates of Deposit	2,369	2,860
Securities Available for Sale, at Fair Value	397,326	390,629
Loans, Net of Allowance for Loan Losses of $35,987 at March 31, 2021 (unaudited) and $34,841 at December 31, 2020	2,378,863	2,282,436
Federal Home Loan Bank (FHLB) Stock, at Cost	5,820	5,027
Premises and Equipment, Net	51,297	50,987
Accrued Interest	8,718	9,172
Goodwill	2,626	2,626
Other Intangible Assets, Net	622	670
Other Assets	23,822	22,263
Total Assets	$3,072,359	$2,927,345

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$712,999	$671,903
Interest Bearing	1,925,655	1,829,733
Total Deposits	2,638,654	2,501,636
Notes Payable	—	11,000
FHLB Advances	57,500	57,500
Subordinated Debentures, Net of Issuance Costs	73,826	73,739
Accrued Interest Payable	1,736	1,615
Other Liabilities	21,472	16,450
Total Liabilities	2,793,188	2,661,940

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value
Authorized 10,000,000; None Issued and Outstanding at March 31, 2021 (unaudited) and December 31, 2020	—	—
Common Stock- $0.01 par value
Common Stock - Authorized 75,000,000; Issued and Outstanding 28,132,929 at March 31, 2021 (unaudited) and 28,143,493 at December 31, 2020	281	281
Additional Paid-In Capital	104,087	103,714
Retained Earnings	165,502	154,831
Accumulated Other Comprehensive Income	9,301	6,579
Total Shareholders' Equity	279,171	265,405
Total Liabilities and Equity	$3,072,359	$2,927,345

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2021	2020
INTEREST INCOME
Loans, Including Fees	$27,908	$25,113
Investment Securities	2,420	2,196
Other	112	159
Total Interest Income	30,440	27,468

INTEREST EXPENSE
Deposits	3,671	5,724
Notes Payable	61	115
FHLB Advances	228	1,027
Subordinated Debentures	1,085	393
Federal Funds Purchased	—	107
Total Interest Expense	5,045	7,366

NET INTEREST INCOME	25,395	20,102
Provision for Loan Losses	1,100	2,100

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	24,295	18,002

NONINTEREST INCOME
Customer Service Fees	234	240
Net Gain on Sales of Available for Sale Securities	—	3
Other Income	774	1,476
Total Noninterest Income	1,008	1,719

NONINTEREST EXPENSE
Salaries and Employee Benefits	7,102	6,454
Occupancy and Equipment	1,055	713
Other Expense	2,766	2,579
Total Noninterest Expense	10,923	9,746

INCOME BEFORE INCOME TAXES	14,380	9,975
Provision for Income Taxes	3,709	2,532
NET INCOME	$10,671	$7,443

EARNINGS PER SHARE
Basic	$0.38	$0.26
Diluted	0.37	0.25
Dividends Paid Per Share	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net Income	$10,671	$7,443
Other Comprehensive Income (Loss):
Unrealized Losses on Available for Sale Securities	(2,516)	(178)
Unrealized Gains (Losses) on Cash Flow Hedges	5,605	(2,932)
Reclassification Adjustment for Losses Realized in Income	328	15
Income Tax Impact	(695)	650
Total Other Comprehensive Income (Loss), Net of Tax	2,722	(2,445)
Comprehensive Income	$13,393	$4,998

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2021 and 2020

(dollars in thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
Three Months Ended	Shares	Common Stock	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2019	28,973,572	$290	$112,093	$127,637	$4,774	$244,794
Stock-based Compensation	7,721	—	401	—	—	401
Comprehensive Income (Loss)	—	—	—	7,443	(2,445)	4,998
Stock Repurchases	(177,864)	(2)	(2,048)	—	—	(2,050)
Issuance of Restricted Stock Awards	3,946	—	—	—	—	—
BALANCE March 31, 2020	28,807,375	$288	$110,446	$135,080	$2,329	$248,143

BALANCE December 31, 2020	28,143,493	$281	$103,714	$154,831	$6,579	$265,405
Stock-based Compensation	5,008	—	574	—	—	574
Comprehensive Income	—	—	—	10,671	2,722	13,393
Stock Options Exercised	1,400	—	12	—	—	12
Stock Repurchases	(16,618)	—	(208)	—	—	(208)
Issuance of Restricted Stock Awards	—	—	—	—	—	—
Restricted Shares Withheld for Taxes	(354)	—	(5)	—	—	(5)
BALANCE March 31, 2021	28,132,929	$281	$104,087	$165,502	$9,301	$279,171

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,671	$7,443
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used for) Operating Activities:
Net Amortization on Securities Available for Sale	814	580
Net Gain on Sales of Securities Available for Sale	—	(3)
Provision for Loan Losses	1,100	2,100
Depreciation of Premises and Equipment	554	187
Amortization of Other Intangible Assets	48	48
Amortization of Subordinated Debt Issuance Costs	87	26
Stock-based Compensation	574	401
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	1,141	(5,207)
Accrued Interest Payable and Other Liabilities	6,295	(7,736)
Net Cash Provided (Used) by Operating Activities	21,284	(2,161)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-owned Certificates of Deposit	491	(241)
Proceeds from Sales of Securities Available for Sale	1,650	2,102
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	8,838	10,545
Purchases of Securities Available for Sale	(18,674)	(23,902)
Net Increase in Loans	(97,527)	(91,130)
Net Increase in FHLB Stock	(793)	(3,193)
Purchases of Premises and Equipment	(864)	(7,830)
Proceeds from Sales of Foreclosed Assets	—	134
Net Cash Used in Investing Activities	(106,879)	(113,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	137,017	76,817
Principal Payments on Notes Payable	(11,000)	(500)
Proceeds from FHLB Advances	—	76,000
Principal Payments on FHLB Advances	—	(5,000)
Stock Options Exercised	12	—
Stock Repurchases	(208)	(2,050)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(5)	—
Net Cash Provided by Financing Activities	125,816	145,267

NET CHANGE IN CASH AND CASH EQUIVALENTS	40,221	29,591
Cash and Cash Equivalents Beginning	160,675	31,935
Cash and Cash Equivalents Ending	$200,896	$61,526

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$4,837	$7,633
Cash Paid for Income Taxes	295	430
Loans Transferred to Foreclosed Assets	—	134
Net Investment Securities Purchased but Not Settled	1,840	6,944

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021.

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

Impact of Recently Adopted Accounting Guidance

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU aims to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The Company adopted this standard during the first quarter of 2021 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323 and Topic 815. This ASU clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. The Company adopted this standard during the first quarter of 2021 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events

Subsequent events have been evaluated through May 6, 2021, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares adjusted for the dilutive effect of stock compensation. For the three months ended March 31, 2021 and 2020, 314,800 and 306,946, respectively, of stock options, restricted stock awards and restricted stock units were excluded from the calculation because they were deemed to be antidilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Net Income Available to Common Shareholders	$10,671	$7,443
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	28,017,366	28,791,494
Dilutive Effect of Stock Compensation	927,846	710,751
Weighted Average Common Stock Outstanding (Dilutive)	28,945,212	29,502,245

Basic Earnings per Common Share	$0.38	$0.26
Diluted Earnings per Common Share	0.37	0.25

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at March 31, 2021 and December 31, 2020:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$1,010	$1	$—	$1,011
Municipal Bonds	115,544	7,773	(1,195)	122,122
Mortgage-Backed Securities	123,913	1,566	(2,213)	123,266
Corporate Securities	72,038	2,155	(122)	74,071
SBA Securities	38,327	42	(318)	38,051
Asset-Backed Securities	37,456	1,349	—	38,805
Total Securities Available for Sale	$388,288	$12,886	$(3,848)	$397,326

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$105,975	$9,373	$(336)	$115,012
Mortgage-Backed Securities	123,395	2,029	(1,164)	124,260
Corporate Securities	71,116	1,240	(201)	72,155
SBA Securities	40,455	32	(380)	40,107
Asset-Backed Securities	38,135	976	(16)	39,095
Total Securities Available for Sale	$379,076	$13,650	$(2,097)	$390,629

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2021
Municipal Bonds	$27,707	$(903)	$6,830	$(292)	$34,537	$(1,195)
Mortgage-Backed Securities	60,731	(2,212)	1,648	(1)	62,379	(2,213)
Corporate Securities	12,422	(90)	968	(32)	13,390	(122)
SBA Securities	409	—	25,417	(318)	25,826	(318)
Total Securities Available for Sale	$101,269	$(3,205)	$34,863	$(643)	$136,132	$(3,848)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2020
Municipal Bonds	$12,023	$(329)	$223	$(7)	$12,246	$(336)
Mortgage-Backed Securities	45,120	(1,163)	1,699	(1)	46,819	(1,164)
Corporate Securities	23,643	(131)	2,430	(70)	26,073	(201)
SBA Securities	3,288	(3)	28,193	(377)	31,481	(380)
Asset-Backed Securities	2,471	(16)	—	—	2,471	(16)
Total Securities Available for Sale	$86,545	$(1,642)	$32,545	$(455)	$119,090	$(2,097)

At March 31, 2021, 172 debt securities had unrealized losses with aggregate depreciation of approximately 2.7% from the Company’s amortized cost basis. At December 31, 2020, 150 debt securities had unrealized losses with aggregate depreciation of approximately 1.7% from the Company’s amortized cost basis. These unrealized losses related principally to changes in interest rates and were not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold these debt securities for the foreseeable future, no declines were deemed to be other than temporary as of March 31, 2021.

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of March 31, 2021. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

March 31, 2021	Amortized Cost	Fair Value
Due in One Year or Less	$7,226	$7,291
Due After One Year Through Five Years	73,840	76,850
Due After Five Years Through 10 Years	68,205	72,435
Due After 10 Years	39,321	40,628
Subtotal	188,592	197,204
Mortgage-Backed Securities	123,913	123,266
SBA Securities	38,327	38,051
Asset-Backed Securities	37,456	38,805
Totals	$388,288	$397,326

As of March 31, 2021 and December 31, 2020, the securities portfolio was unencumbered.

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Proceeds From Sales of Securities	$1,650	$2,102
Gross Gains on Sales	—	3
Gross Losses on Sales	—	—

Note 4: Loans

The following table presents the components of the loan portfolio at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Commercial	$301,023	$304,220
Paycheck Protection Program	163,258	138,454
Construction and Land Development	193,372	170,217
Real Estate Mortgage:
1-4 Family Mortgage	294,964	294,479
Multifamily	665,415	626,465
CRE Owner Occupied	79,665	75,604
CRE Non-owner Occupied	720,396	709,300
Total Real Estate Mortgage Loans	1,760,440	1,705,848
Consumer and Other	8,030	7,689
Total Loans, Gross	2,426,123	2,326,428
Allowance for Loan Losses	(35,987)	(34,841)
Net Deferred Loan Fees	(11,273)	(9,151)
Total Loans, Net	$2,378,863	$2,282,436

The following table presents the activity in the allowance for loan losses, by segment, for the three months ended March 31, 2021 and 2020:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Three Months Ended March 31, 2021	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$5,703	$70	$2,491	$3,972	$9,517	$1,162	$10,991	$203	$732	$34,841
Provision for Loan Losses	729	13	282	(76)	339	(7)	35	32	(247)	1,100
Loans Charged-off	—	—	—	(5)	—	—	—	(9)	—	(14)
Recoveries of Loans	19	—	—	3	—	32	—	6	—	60
Total Ending Allowance Balance	$6,451	$83	$2,773	$3,894	$9,856	$1,187	$11,026	$232	$485	$35,987

Three Months Ended March 31, 2020
Allowance for Loan Losses:
Beginning Balance	$3,058	$—	$2,202	$2,839	$5,824	$792	$6,972	$85	$754	$22,526
Provision for Loan Losses	531	—	(71)	361	732	146	1,031	18	(648)	2,100
Loans Charged-off	(34)	—	—	—	—	—	—	(13)	—	(47)
Recoveries of Loans	2	—	—	2	—	—	—	2	—	6
Total Ending Allowance Balance	$3,557	$—	$2,131	$3,202	$6,556	$938	$8,003	$92	$106	$24,585

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of March 31, 2021 and December 31, 2020:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Allowance for Loan Losses at March 31, 2021	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Individually Evaluated for Impairment	$277	$—	$—	$—	$—	$—	$—	$13	$—	$290
Collectively Evaluated for Impairment	6,174	83	2,773	3,894	9,856	1,187	11,026	219	485	35,697
Totals	$6,451	$83	$2,773	$3,894	$9,856	$1,187	$11,026	$232	$485	$35,987

Allowance for Loan Losses at December 31, 2020
Individually Evaluated for Impairment	$37	$—	$—	$—	$—	$—	$—	$13	$—	$50
Collectively Evaluated for Impairment	5,666	70	2,491	3,972	9,517	1,162	10,991	190	732	34,791
Totals	$5,703	$70	$2,491	$3,972	$9,517	$1,162	$10,991	$203	$732	$34,841

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Loans at March 31, 2021	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Individually Evaluated for Impairment	$1,273	$—	$146	$1,356	$—	$870	$3,081	$13	$6,739
Collectively Evaluated for Impairment	299,750	163,258	193,226	293,608	665,415	78,795	717,315	8,017	2,419,384
Totals	$301,023	$163,258	$193,372	$294,964	$665,415	$79,665	$720,396	$8,030	$2,426,123

Loans at December 31, 2020
Individually Evaluated for Impairment	$239	$—	$156	$1,498	$—	$870	$12,388	$13	$15,164
Collectively Evaluated for Impairment	303,981	138,454	170,061	292,981	626,465	74,734	696,912	7,676	2,311,264
Totals	$304,220	$138,454	$170,217	$294,479	$626,465	$75,604	$709,300	$7,689	$2,326,428

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Commercial	$109	$109	$—	$122	$122	$—
Construction and Land Development	146	753	—	156	763	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	883	883	—	884	884	—
1st REM - Rentals	473	473	—	478	478	—
CRE Owner Occupied	870	870	—	870	870	—
CRE Non Owner Occupied	3,081	3,081	—	12,524	12,524	—
Totals	5,562	6,169	—	15,034	15,641	—

Loans With An Allowance for Loan Losses:
Commercial	1,164	1,167	277	117	120	37
Consumer and Other	13	13	13	13	13	13
Totals	1,177	1,180	290	130	133	50
Grand Totals	$6,739	$7,349	$290	$15,164	$15,774	$50

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Average	Interest	Average	Interest
	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$117	$2	$163	$3
Construction and Land Development	150	—	175	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	884	11	329	—
1st REM - Rentals	476	6	932	11
CRE Owner Occupied	871	3	1,837	25
CRE Non Owner Occupied	3,089	39	225	3
Totals	5,587	61	3,661	42

Loans With An Allowance for Loan Losses:
Commercial	1,159	12	111	—
Consumer and Other	13	—	14	—
Totals	1,172	12	125	—
Grand Totals	$6,759	$73	$3,786	$42

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

The following tables present the risk category of loans by loan segment as of March 31, 2021 and December 31, 2020, based on the most recent analysis performed by management:

	March 31, 2021
	Pass	Watch	Substandard	Total
Commercial	$271,737	$28,013	$1,273	$301,023
Paycheck Protection Program	163,258	—	—	163,258
Construction and Land Development	193,226	—	146	193,372
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,913	—	883	29,796
1st REM - 1-4 Family	44,705	699	—	45,404
LOCs and 2nd REM - Rentals	21,593	—	—	21,593
1st REM - Rentals	197,698	—	473	198,171
Multifamily	665,415	—	—	665,415
CRE Owner Occupied	78,795	—	870	79,665
CRE Non-owner Occupied	687,771	29,544	3,081	720,396
Consumer and Other	8,017	—	13	8,030
Totals	$2,361,128	$58,256	$6,739	$2,426,123

	December 31, 2020
	Pass	Watch	Substandard	Total
Commercial	$289,465	$14,516	$239	$304,220
Paycheck Protection Program	138,454	—	—	138,454
Construction and Land Development	170,061	—	156	170,217
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	29,396	—	884	30,280
1st REM - 1-4 Family	41,239	703	—	41,942
LOCs and 2nd REM - Rentals	20,678	—	—	20,678
1st REM - Rentals	200,965	—	614	201,579
Multifamily	626,465	—	—	626,465
CRE Owner Occupied	74,734	—	870	75,604
CRE Non-owner Occupied	667,336	29,576	12,388	709,300
Consumer and Other	7,676	—	13	7,689
Totals	$2,266,469	$44,795	$15,164	$2,326,428

The following tables present the aging of the recorded investment in past due loans by loan segment as of March 31, 2021 and December 31, 2020:

	Accruing Interest
		30-89 Days	90 Days or
March 31, 2021	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$301,017	$—	$—	$6	$301,023
Paycheck Protection Program	163,258	—	—	—	163,258
Construction and Land Development	193,226	—	—	146	193,372
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	29,796	—	—	—	29,796
1st REM - 1-4 Family	45,404	—	—	—	45,404
LOCs and 2nd REM - Rentals	21,593	—	—	—	21,593
1st REM - Rentals	198,171	—	—	—	198,171
Multifamily	665,415	—	—	—	665,415
CRE Owner Occupied	79,047	—	—	618	79,665
CRE Non-owner Occupied	720,396	—	—	—	720,396
Consumer and Other	8,030	—	—	—	8,030
Totals	$2,425,353	$—	$—	$770	$2,426,123

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2020	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$304,211	$3	$—	$6	$304,220
Paycheck Protection Program	138,454	—	—	—	138,454
Construction and Land Development	170,061	—	—	156	170,217
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,280	—	—	—	30,280
1st REM - 1-4 Family	41,942	—	—	—	41,942
LOCs and 2nd REM - Rentals	20,668	10	—	—	20,678
1st REM - Rentals	201,579	—	—	—	201,579
Multifamily	626,465	—	—	—	626,465
CRE Owner Occupied	74,991	—	—	613	75,604
CRE Non-owner Occupied	709,300	—	—	—	709,300
Consumer and Other	7,689	—	—	—	7,689
Totals	$2,325,640	$13	$—	$775	$2,326,428

At March 31, 2021, there were three loans classified as troubled debt restructurings with a current outstanding balance of $408. In comparison, at December 31, 2020, there were three loans classified as troubled debt restructurings with an outstanding balance of $421. There were no news loan classified as a troubled debt restructuring during the three month period ended March 31, 2021 and no loans classified as troubled debt restructurings during the previous twelve months subsequently defaulted during the three months ended March 31, 2021.

In response to the COVID-19 pandemic, the Company has developed programs for clients who are experiencing business and personal disruptions due to the COVID-19 pandemic pursuant to which the Company may provide interest-only modifications, loan payment deferrals, or extended amortization modifications. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic will not be considered troubled debt restructurings.

The following table presents a summary of active loan modifications made in response to the COVID-19 pandemic, by loan segment and modification type, as of March 31, 2021:

	Interest-Only		Payment Deferral		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$3,547	7	$—	—	$4,802	1	$8,349	8
Real Estate Mortgage:
CRE Owner Occupied	—	—	618	3	—	—	618	3
CRE Nonowner Occupied	28,116	8	—	—	—	—	28,116	8
Totals	$31,663	15	$618	3	$4,802	1	$37,083	19

Note 5: Deposits

The following table presents the composition of deposits at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Transaction Deposits	$1,146,343	$1,038,193
Savings and Money Market Deposits	791,583	657,617
Time Deposits	344,581	353,543
Brokered Deposits	356,147	452,283
Totals	$2,638,654	$2,501,636

Note 6: Notes Payable

On February 25, 2021, the Company’s $11,000 note payable matured and was paid off in full.

On March 1, 2021 the Company entered into a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that was secured by 100% of the issued and outstanding stock of the Bank. The revolving line of credit is for a maximum principal amount of $25,000 and matures on February 28, 2023. Interest accrues on unpaid principal balances at a variable interest rate equal to the greater of the Wall Street Journal Prime Rate in effect or a floor rate of 3.85%. The Company is required to pay quarterly payments of interest on the unpaid principal balance. Principal payments may be made any time prior to the maturity date, on which date all unpaid principal and accrued interest are due and payable. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. As of March 31, 2021, the Company believes it was in compliance with all covenants. As of March 31, 2021, there were no outstanding balances under the revolving line of credit.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements:
Assets	$49,546	$1,188	$49,696	$2,701
Liabilities	49,546	(1,188)	49,696	(2,701)
Total	$99,092	$—	$99,392	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered certificate of deposit, wholesale borrowing, and notes payable portfolios. During the next 12 months, the Company estimates that $1,118 will be reclassified to interest expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Notional Amount	$115,000	$111,000
Weighted Average Pay Rate	1.11%	1.26%
Weighted Average Receive Rate	0.19%	0.22%
Weighted Average Maturity (Years)	4.47	3.95
Net Unrealized Loss	$(600)	$(3,410)

During 2020, the Company purchased interest rate caps, designated as cash flow hedges, of certain deposit liabilities, with notional amounts totaling $50,000. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. An initial premium of $2,689 was paid up front for the caps executed in 2020. Amortization on the interest rate caps was $26 and was recorded as a component of interest expense on brokered deposits for the three months ended March 31, 2021. The weighted average strike price for outstanding interest rate caps was 0.75% at March 31, 2021.

The following table presents a summary of the Company’s interest rate contracts as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements:
Assets	$50,000	$1,388	$5,000	$56
Liabilities	65,000	(1,988)	106,000	(3,466)
Interest rate cap agreements:
Assets	50,000	5,890	50,000	2,834

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of March 31, 2021 and December 31, 2020, the Company pledged cash collateral for the Company’s derivative contracts of $2,128 and $8,526, respectively. In addition, as of March 31, 2021 and December 31, 2020, the Company's interest rate cap counterparties have pledged cash collateral to the Company of $6,370 and $2,700, respectively.

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three months ended March 31, 2021 and 2020:

		Three Months Ended March 31,
(dollars in thousands)		2021	2020
Derivatives in	Location of Loss	Loss
Cash Flow Hedging	Reclassified from	Reclassified from
Relationships	AOCI into Income	AOCI into Earnings
Interest rate swaps	Interest expense	$(262)	$(18)
Interest rate caps	Interest expense	(66)	—

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three months ended March 31, 2021 and 2020, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 8: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing projects and other tax credit investments at March 31, 2021 and December 31, 2020:

		March 31, 2021		December 31, 2020
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$1,797	$—	$1,867	$—
Federal Historic Tax Credit (FHTC)	Equity	2,080	1,683	2,198	1,858
Total		$3,877	$1,683	$4,065	$1,858
(1)	All commitments are expected to be paid by the Company by December 31, 2021.

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Amortization Expense (1)
LIHTC	$70	$71
FHTC	118	85
Total	$188	$156
Tax Benefit Recognized (2)
LIHTC	$(83)	$(83)
FHTC	(156)	(170)
Total	$(239)	$(253)
(1)	The amortization expense for the LIHTC investments are included in income tax expense. The amortization for the FHTC tax credits are included in noninterest expense.
(2)	All of the tax benefits recognized are included in income tax expense. The tax benefit recognized for the FHTC investments primarily reflects the tax credits generated from the investments, and excludes the net tax expense/benefit of the investments’ income/loss.

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

The following commitments were outstanding at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Unfunded Commitments Under Lines of Credit	$745,605	$644,338
Letters of Credit	94,912	90,206
Totals	$840,517	$734,544

The Company had outstanding letters of credit with the FHLB in total amounts of $48,093 and $60,091 at March 31, 2021 and December 31, 2020, respectively, on behalf of customers and to secure public deposits.

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

Note 10: Stock Options and Restricted Stock Awards

The Company established the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (the “2012 Plan”) under which the Company may grant options to its directors, officers, and employees for up to 750,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2012 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of five years. As of March 31, 2021 and December 31, 2020, there were 30,000 shares of the Company’s common stock reserved for future option grants under the 2012 Plan.

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of March 31, 2021 and December 31, 2020, there were 314,400 and 313,600 of remaining shares of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of March 31, 2021 and December 31, 2020, there were 550,875 and 561,883 of remaining shares of the Company’s common stock reserved for future grants under the 2019 EIP.

Stock Options

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. The following table presents a summary of the status of the Company’s stock option grants for the three months ended March 31, 2021:

	March 31, 2021
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,914,250	$7.29
Granted	—	—
Exercised	(1,400)	8.24
Forfeitures	(800)	7.47
Outstanding at Period End	1,912,050	$7.29

Options Exercisable at Period End	1,212,200	$6.00

For the three months ended March 31, 2021 and 2020, the Company recognized compensation expense for stock options of $223 and $218, respectively.

The following table presents information pertaining to options outstanding at March 31, 2021:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$2.13 - 3.99	522,750	$2.94	2.7	522,750	$2.94
7.00 - 7.99	966,500	7.47	6.5	574,900	7.47
8.00 - 8.99	25,000	8.76	9.0	—	—
10.00 - 10.99	10,000	10.08	9.2	—	—
11.00 - 11.99	85,000	11.27	8.1	24,000	11.33
12.00 - 12.99	277,800	12.89	8.4	80,550	12.89
13.00 - 13.99	25,000	13.22	7.1	10,000	13.22
Totals	1,912,050	$7.29	5.9	1,212,200	$6.00

As of March 31, 2021, there was $1,802 of total unrecognized compensation cost related to nonvested stock options granted under the 2012 Plan, 2017 Plan and 2019 EIP that is expected to be recognized over a weighted-average period of 3.0 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the three months ended March 31, 2021:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2020	708,900	$3.24
Granted	—	—
Vested	(8,250)	3.03
Forfeited	(800)	7.47
Nonvested Options at March 31, 2021	699,850	$3.24

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with voting and forfeitable dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the three months ended March 31, 2021:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Awards at December 31, 2020	110,962	$12.63
Granted	—	—
Vested	(986)	12.67
Forfeited	—	—
Nonvested Awards at March 31, 2021	109,976	$12.63

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended March 31, 2021, and 2020, the Company recognized compensation expense for restricted stock awards of $112 and $108, respectively.

As of March 31, 2021, there was $1,237 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a period of four years.

In addition, during the three months ended March 31, 2021, the Company issued 5,008 shares of unrestricted common stock to directors as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to directors of $81 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

Restricted Stock Units

In 2020, the Company granted restricted stock units out of the 2019 EIP. Restricted stock units granted out of the 2019 EIP represent the right to receive one share of Company stock upon vesting and vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock units have no voting or dividend rights and are not considered outstanding until vesting. As of March 31, 2021, 6,000 restricted stock units were granted with a weighted average grant date fair value of $13.92.

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended March 31, 2021, the Company recognized compensation expense for restricted stock units of $158. No compensation expense was recognized for restricted stock units for the three months ended March 31, 2020.

As of March 31, 2021, there was $2,406 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP that is expected to be recognized over a period of four years. As of March 31, 2021, no restricted stock units vested.

Note 11: Regulatory Capital

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

The following tables present the capital amounts and ratios for the Company and the Bank as of March 31, 2021 and December 31, 2020:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$372,720	14.46%	$206,221	8.00%	$270,665	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	266,621	10.34	154,666	6.00	219,110	8.50	N/A	N/A
Common Equity Tier 1 Capital	266,621	10.34	115,999	4.50	180,443	7.00	N/A	N/A
Tier 1 Leverage Ratio	266,621	9.11	117,121	4.00	117,121	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$343,660	13.33%	$206,202	8.00%	$270,640	10.50%	$257,753	10.00%
Tier 1 Risk-Based Capital	311,390	12.08	154,652	6.00	219,090	8.50	206,202	8.00
Common Equity Tier 1 Capital	311,390	12.08	115,989	4.50	180,427	7.00	167,539	6.50
Tier 1 Leverage Ratio	311,390	10.65	116,939	4.00	116,939	4.00	146,174	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$360,198	14.58%	$197,604	8.00%	$259,355	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	255,530	10.35	148,203	6.00	209,954	8.50	N/A	N/A
Common Equity Tier 1 Capital	255,530	10.35	111,152	4.50	172,904	7.00	N/A	N/A
Tier 1 Leverage Ratio	255,530	9.28	110,168	4.00	110,168	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$330,380	13.37%	$197,629	8.00%	$259,388	10.50%	$247,036	10.00%
Tier 1 Risk-Based Capital	299,447	12.12	148,222	6.00	209,981	8.50	197,629	8.00
Common Equity Tier 1 Capital	299,447	12.12	111,166	4.50	172,925	7.00	160,574	6.50
Tier 1 Leverage Ratio	299,447	10.89	109,972	4.00	109,972	4.00	137,465	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2		Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$1,011	$		$—	$1,011
Municipal Bonds	—		122,122	—	122,122
Mortgage-Backed Securities	—		123,266	—	123,266
Corporate Securities	—		74,071	—	74,071
SBA Securities	—		38,051	—	38,051
Asset-Backed Securities	—		38,805	—	38,805
Interest Rate Caps	—		5,890	—	5,890
Interest Rate Swaps	—		2,576	—	2,576
Total Fair Value of Financial Assets	$1,011		$404,781	$—	$405,792
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—		$3,176	$—	$3,176
Total Fair Value of Financial Liabilities	$—		$3,176	$—	$3,176

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	$—	$115,012	$—	$115,012
Mortgage-Backed Securities	—	124,260	—	124,260
Corporate Securities	—	72,155	—	72,155
SBA Securities	—	40,107	—	40,107
Asset-Backed Securities	—	39,095	—	39,095
Interest Rate Caps	—	2,834	—	2,834
Interest Rate Swaps	—	2,757	—	2,757
Total Fair Value of Financial Assets	$—	$396,220	$—	$396,220
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$6,167	$—	$6,167
Total Fair Value of Financial Liabilities	$—	$6,167	$—	$6,167

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

Interest Rate Caps

The fair value of the caps is calculated by determining the total expected asset or liability exposure of the derivatives. Total expected exposure incorporates both the current and potential future exposure of the derivative, derived from using observable inputs, such as yield curves and volatilities, and accordingly are valued using Level 2 inputs.

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$887	$—	$290
Totals	$—	$887	$—	$290

	December 31, 2020
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$80	$—	$50
Totals	$—	$80	$—	$50

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

The following tables present the carrying amount and estimated fair values of financial instruments at March 31, 2021 and December 31, 2020:

	March 31, 2021
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$200,896	$200,896	$—	$—	$200,896
Bank-Owned Certificates of Deposit	2,369	—	2,405	—	2,405
Securities Available for Sale	397,326	—	397,326	—	397,326
FHLB Stock, at Cost	5,820	—	5,820	—	5,820
Loans, Net	2,378,863	—	2,370,337	—	2,370,337
Accrued Interest Receivable	8,718	—	8,718	—	8,718
Interest Rate Caps	5,890	—	5,890	—	5,890
Interest Rate Swaps	2,576	—	2,576	—	2,576

Financial Liabilities:
Deposits	$2,638,654	$—	$2,604,786	$—	$2,604,786
FHLB Advances	57,500	—	58,629	—	58,629
Subordinated Debentures	73,826	—	76,258	—	76,258
Accrued Interest Payable	1,736	—	1,736	—	1,736
Interest Rate Swaps	3,176	—	3,176	—	3,176

	December 31, 2020
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$160,675	$160,675	$—	$—	$160,675
Bank-Owned Certificates of Deposit	2,860	—	2,908	—	2,908
Securities Available for Sale	390,629	—	390,629	—	390,629
FHLB Stock, at Cost	5,027	—	5,027	—	5,027
Loans, Net	2,282,436	—	2,309,421	—	2,309,421
Accrued Interest Receivable	9,172	—	9,172	—	9,172
Interest Rate Caps	2,834	—	2,834	—	2,834
Interest Rate Swaps	2,757	—	2,757	—	2,757

Financial Liabilities:
Deposits	$2,501,636	$—	$2,509,148	$—	$2,509,148
Notes Payable	11,000	—	11,001	—	11,001
FHLB Advances	57,500	—	58,830	—	58,830
Subordinated Debentures	73,739	—	74,769	—	74,769
Accrued Interest Payable	1,615	—	1,615	—	1,615
Interest Rate Swaps	6,167	—	6,167	—	6,167

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and was not material at March 31, 2021 and December 31, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three months ended March 31, 2021. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or the SEC, on March 11, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard;
●	the concentration of large loans to certain borrowers;
●	the ability to successfully manage liquidity risk;
●	the dependence on non-core funding sources and our cost of funds;
●	the concentration of large deposits from certain clients;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;
●	the composition of senior leadership team and the ability to attract and retain key personnel;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry;
●	severe weather, natural disasters, wide spread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, civil unrest or other adverse external events;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
●	the effectiveness of the risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes;
●	interest rate risk;

●	fluctuations in the values of the securities held in our securities portfolio;
●	the negative effects of the COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; and
●	changes to U.S. tax laws, regulations and guidance

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

Information Regarding COVID-19 Impact

Financial Position and Results of Operations. The novel coronavirus, or COVID-19, pandemic has continued to create uncertainty and extraordinary change for the Company, its clients, its communities and the country as a whole. Vaccines have been rolled out nationwide in the first quarter of 2021, however the situation remains fluid and management cannot estimate the duration and full impact of the COVID-19 pandemic on the economy, financial markets and the Company’s financial condition and results of operations.

Effects on the Company’s Market Area. The Company’s primary banking market area is the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area. Throughout the COVID-19 pandemic, Minnesota’s Governor issued a number of restrictions impacting business and gatherings within the state. The Company’s branch operations continue to operate in compliance with fluid statewide mandates, maintaining the safety of employees and clients as the utmost priority, all while attempting to ensure clients’ diverse banking needs are met.

Capital and Liquidity. At March 31, 2021, the Company and Bank’s capital ratios were in excess of all regulatory requirements. The Company maintains access to multiple sources of liquidity, on- and off-balance sheet.

Active Management of Credit Risk. The Company has modified its internal policies to increase oversight and analysis of all credits, especially in vulnerable industries such as hospitality and restaurants, to proactively monitor evolving credit risk. The Company has not yet experienced charge-offs related to the COVID-19 pandemic, but the continued uncertainty regarding the severity and duration of the pandemic and related economic effects has and will continue to affect the Company’s estimate of its allowance for loan losses and resulting provision for loan losses. The Company will continue to monitor credits closely while working with clients to provide relief when appropriate.

COVID-19 Related Loan Deferrals and PPP Lending. The Company has developed programs for clients who are experiencing business and personal disruptions due to the COVID-19 pandemic by providing interest-only modifications, loan payment deferrals, and extended amortization modifications. In accordance with regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic will not be considered TDRs. There was no new modification activity in the first quarter of 2021. The Company had 19 modified loans totaling $37.1 million outstanding as of March 31, 2021, representing 1.6% of the total loan portfolio, excluding PPP loans.

In a further effort to assist both existing and new clients, the Company participated in both the first and second rounds of the SBA’s PPP, which stemmed from the CARES Act that was signed into law on March 27, 2020, and reopened as authorized by the Economic Aid to Hard-Hit Small Businesses, Non-Profits, and Venues Act, or Economic Aid Act, which was signed into law on December 27, 2020. As of March 31, 2021, $93.1 million of round one PPP loans and $70.1 million of round two PPP loans remained outstanding for total outstanding PPP principal balances of $163.3 million. The Company recognized $1.5 million of net origination fees associated with the program during the three months ended March 31, 2021.

Processes, Controls, and Business Continuity. The Company’s operations are being conducted in material compliance with current federal, state and local government guidelines regarding social distancing, sanitation, and personal hygiene. Employees in the office work in accordance with health and safety procedures, including increasing physical space between employees, using face coverings, and requiring employees with COVID-19 symptoms or exposure to quarantine away from the office. Additional information about the Company’s COVID-19 pandemic assistance programs, including relevant disclosures and up-to-date information, is maintained at bwbmn.com.

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

Operating Results Overview

The following table summarizes certain key financial results for the periods indicated:

	As of and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Per Common Share Data
Basic Earnings Per Share	$0.38	$0.18	$0.25	$0.26	$0.26
Diluted Earnings Per Share	0.37	0.17	0.25	0.26	0.25
Book Value Per Share	9.92	9.43	9.25	8.92	8.61
Tangible Book Value Per Share (1)	9.80	9.31	9.13	8.80	8.49
Basic Weighted Average Shares Outstanding	28,017,366	28,179,768	28,683,855	28,676,441	28,791,494
Diluted Weighted Average Shares Outstanding	28,945,212	28,823,384	29,174,601	29,165,157	29,502,245
Shares Outstanding at Period End	28,132,929	28,143,493	28,710,775	28,837,560	28,807,375

Selected Performance Ratios
Return on Average Assets (Annualized)	1.47%	0.70%	1.05%	1.17%	1.29%
Pre-Provision Net Revenue Return on Average Assets (Annualized) (1)	2.15	2.30	1.94	2.00	2.11
Return on Average Common Equity (Annualized)	15.87	7.45	10.84	11.98	11.94
Return on Average Tangible Common Equity (Annualized) (1)	16.06	7.55	10.98	12.14	12.10
Average Equity to Average Assets (1)	9.28	9.44	9.71	9.73	10.82
Yield on Interest Earning Assets	4.31	4.46	4.30	4.45	4.90
Yield on Total Loans, Gross	4.74	4.89	4.73	4.85	5.17
Cost of Interest Bearing Liabilities	1.04	1.24	1.50	1.58	1.84
Cost of Total Deposits	0.59	0.69	0.87	0.99	1.27
Net Interest Margin (2)	3.60	3.61	3.28	3.38	3.59
Efficiency Ratio (1)	41.2	59.0	42.3	48.6	44.4
Adjusted Efficiency Ratio (1)	40.7	36.6	41.7	40.4	44.1
Noninterest Expense to Average Assets (Annualized)	1.51	2.16	1.42	1.64	1.69
Adjusted Noninterest Expense to Average Assets (Annualized) (1)	1.49	1.34	1.40	1.37	1.68
Loan to Deposit Ratio	91.9	93.0	99.4	97.8	105.4
Core Deposits to Total Deposits	83.5	78.1	77.1	75.7	78.6
Tangible Common Equity to Tangible Assets (1)	8.99	8.96	9.46	9.23	10.13
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2021	2020	2020	2020	2020
Selected Balance Sheet Data
Total Assets	$3,072,359	$2,927,345	$2,774,564	$2,754,463	$2,418,730
Total Loans, Gross	2,426,123	2,326,428	2,259,228	2,193,778	2,002,817
Allowance for Loan Losses	35,987	34,841	31,381	27,633	24,585
Goodwill and Other Intangibles	3,248	3,296	3,344	3,391	3,439

Deposits	2,638,654	2,501,636	2,273,044	2,242,051	1,900,127
Tangible Common Equity (1)	275,923	262,109	262,088	253,799	244,704
Total Shareholders' Equity	279,171	265,405	265,432	257,190	248,143
Average Total Assets - Quarter-to-Date	2,940,262	2,816,032	2,711,755	2,622,272	2,317,040
Average Common Equity - Quarter-to-Date	272,729	265,716	263,195	255,109	250,800
(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2021	2020	2020	2020	2020
Selected Income Statement Data
Interest Income	$30,440	$30,699	$28,493	$28,166	$27,468
Interest Expense	5,045	5,858	6,814	6,824	7,366
Net Interest Income	25,395	24,841	21,679	21,342	20,102
Provision for Loan Losses	1,100	3,900	3,750	3,000	2,100
Net Interest Income after Provision for Loan Losses	24,295	20,941	17,929	18,342	18,002
Noninterest Income	1,008	986	1,157	1,977	1,719
Noninterest Expense	10,923	15,258	9,672	10,711	9,746
Income Before Income Taxes	14,380	6,669	9,414	9,608	9,975
Provision for Income Taxes	3,709	1,690	2,240	2,010	2,532
Net Income	$10,671	$4,979	$7,174	$7,598	$7,443

Discussion and Analysis of Results of Operations

Net Income

Net income was $10.7 million for the first quarter of 2021, a 43.4% increase compared to net income of $7.4 million for the first quarter of 2020. Net income per diluted common share for the first quarter of 2021 was $0.37, a 46.1% increase compared to $0.25 per diluted common share for the first quarter of 2020.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the level of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate. Management’s ability to respond to changes in interest rates by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Company’s primary source of earnings. In response to the COVID-19 pandemic, the Federal Open Market Committee, or FOMC, decreased the targeted federal funds rate by a total of 150 basis points in March 2020. This decrease may impact the comparability of net interest income between 2021 and 2020.

Average Balances and Yields

The following table presents, for the three months ended March 31, 2021 and 2020, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	March 31, 2021			March 31, 2020
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$105,477	$34	0.13%	$29,462	$59	0.81%
Investment Securities:
Taxable Investment Securities	301,680	1,723	2.32	188,186	1,387	2.96
Tax-Exempt Investment Securities (1)	80,963	881	4.41	94,728	1,024	4.35
Total Investment Securities	382,643	2,604	2.76	282,914	2,411	3.43
Paycheck Protection Program Loans (2)	148,881	1,864	5.08	—	—	—
Loans (1)(2)	2,241,038	26,074	4.72	1,954,959	25,150	5.17
Total Loans	2,389,919	27,938	4.74	1,954,959	25,150	5.17
Federal Home Loan Bank Stock	5,045	78	6.28	10,270	100	3.93
Total Interest Earning Assets	2,883,084	30,654	4.31%	2,277,605	27,720	4.90%
Noninterest Earning Assets	57,178			39,435
Total Assets	$2,940,262			$2,317,040
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$364,017	422	0.47%	$246,843	431	0.70%
Savings and Money Market Deposits	724,104	1,008	0.56	533,578	1,905	1.44
Time Deposits	344,715	1,267	1.49	376,154	2,177	2.33
Brokered Deposits	402,694	974	0.98	218,289	1,211	2.23
Total Interest Bearing Deposits	1,835,530	3,671	0.81	1,374,864	5,724	1.67
Federal Funds Purchased	—	—	—	24,835	107	1.74
Notes Payable	6,722	61	3.66	12,505	115	3.70
FHLB Advances	57,500	228	1.61	172,379	1,027	2.40
Subordinated Debentures	73,776	1,085	5.96	24,744	393	6.39
Total Interest Bearing Liabilities	1,973,528	5,045	1.04%	1,609,327	7,366	1.84%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	676,173			444,201
Other Noninterest Bearing Liabilities	17,832			12,712
Total Noninterest Bearing Liabilities	694,005			456,913
Shareholders' Equity	272,729			250,800
Total Liabilities and Shareholders' Equity	$2,940,262			$2,317,040
Net Interest Income / Interest Rate Spread		25,609	3.27%		20,354	3.06%
Net Interest Margin (3)			3.60%			3.59%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(214)			(252)
Net Interest Income		$25,395			$20,102
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

	Three Months Ended March 31, 2021
	Compared with
	Three Months Ended March 31, 2020
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$24	$(49)	$(25)
Investment Securities:
Taxable Investment Securities	636	(300)	336
Tax-Exempt Investment Securities	(158)	15	(143)
Total Securities	478	(285)	193
Loans:
Paycheck Protection Program Loans	1,864	—	1,864
Loans	3,120	(2,196)	924
Total Loans	4,984	(2,196)	2,788
Federal Home Loan Bank Stock	(82)	60	(22)
Total Interest Earning Assets	$5,404	$(2,470)	$2,934

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$132	$(141)	$(9)
Savings and Money Market Deposits	249	(1,146)	(897)
Time Deposits	(133)	(777)	(910)
Brokered Deposits	436	(673)	(237)
Total Deposits	684	(2,737)	(2,053)
Federal Funds Purchased	(1)	(106)	(107)
Notes Payable	(53)	(1)	(54)
FHLB Advances	(464)	(335)	(799)
Subordinated Debentures	718	(26)	692
Total Interest Bearing Liabilities	884	(3,205)	(2,321)
Net Interest Income	$4,520	$735	$5,255

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Net interest income was $25.4 million for the first quarter of 2021, an increase of $5.3 million, or 26.3%, compared to $20.1 million for the first quarter of 2020. The increase in net interest income was primarily due to growth in average interest earning assets, lower rates paid on deposits, and the recognition of PPP loan origination fees, offset partially by declining yields on loans and investment securities. The increase in average interest earning assets was primarily due to increased on-balance sheet liquidity, continued strong organic growth in the loan portfolio, as well as the funding of PPP loans.

Net interest margin (on a fully tax-equivalent basis) for the first quarter of 2021 was 3.60%, a 1 basis point increase from 3.59% in the first quarter of 2020.

While the origination volume of PPP loans earning 1.00% negatively impacts net interest margin, the recognition of fees associated with the originations has benefited net interest margin for the first quarter of 2021. The SBA began forgiving PPP loans, which has accelerated the recognition of PPP fees starting in the fourth quarter of 2020 and continuing into the first quarter of 2021. The Company recognized $1.5 million of PPP origination fees during the first quarter of 2021, compared to no fees during the first quarter of 2020. The elevated fee recognition is illustrated in the 5.08% PPP loan yield for the first quarter of 2021.

The following table summarizes PPP loan originations and net origination fees through March 31, 2021:

	Originated		Outstanding		Program Lifetime
	Number	Principal	Number	Principal	Net Origination	Net Origination
(dollars in thousands)	of Loans	Balance	of Loans	Balance	Fees Generated	Fees Earned
Round One PPP Loans	1,200	$181,600	412	$93,114	$5,706	$4,359
Round Two PPP Loans	517	70,144	517	70,144	3,041	68
Totals	1,717	$251,744	929	$163,258	$8,747	$4,427

Average interest earning assets for the first quarter of 2021 increased $605.5 million, or 26.6%, to $2.88 billion, from $2.28 billion for the first quarter of 2020. This increase in average interest earning assets was primarily due to increased on-balance sheet liquidity and continued strong organic growth in the loan portfolio, including the funding of PPP loans. Average interest bearing liabilities increased $364.2 million, or 22.6%, to $1.97 billion for the first quarter of 2021, from $1.61 billion for the first quarter of 2020. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and the issuance of subordinated debentures in the second quarter of 2020, offset partially by a decrease in federal funds purchased, notes payable and FHLB advances.

Average interest earning assets produced a tax-equivalent yield of 4.31% for the first quarter of 2021, compared to 4.90% for the first quarter of 2020. The decline in the yield on interest earning assets was primarily due to the historically low interest rate environment coupled with unprecedented liquidity, resulting in lower loan and security yields and excess cash balances. The average rate paid on interest bearing liabilities was 1.04% for the first quarter of 2021, compared to 1.84% for the first quarter of 2020 primarily due to lower rates paid on deposits, offset partially by strong growth of interest bearing deposits and additional subordinated debentures.

Interest Income. Total interest income, on a tax-equivalent basis, was $30.7 million for the first quarter of 2021, compared to $27.7 million for the first quarter of 2020. The $2.9 million, or 10.6%, increase in total interest income on a tax-equivalent basis was primarily due to continued organic growth in the loan portfolio and PPP loan income.

Interest income on loans, on a tax-equivalent basis, was $27.9 million for the first quarter of 2021, compared to $25.2 million for the first quarter of 2020. The $2.8 million, or 11.1%, increase was due to a 22.2% increase in the average balance of loans outstanding due to continued organic loan growth, which included $148.9 million of PPP loans.

Loan interest income and loan fees remain the primary contributing factors to the changes in yield on interest earning assets. The aggregate loan yield, excluding PPP loans, decreased to 4.72% in the first quarter of 2021, which was 45 basis points lower than 5.17% in the first quarter of 2020. While loan fees have maintained a relatively stable contribution to the aggregate loan yield, the historically low yield curve has resulted in a declining core yield on loans in comparison to prior periods.

The following table presents a summary of interest and fees recognized on loans, excluding PPP loans, for the periods indicated is as follows:

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Interest	4.50%	4.59%	4.69%	4.76%	4.90%
Fees	0.22	0.28	0.24	0.25	0.27

Yield on Loans, Excluding PPP Loans	4.72%	4.87%	4.93%	5.01%	5.17%

Interest Expense. Interest expense on interest bearing liabilities decreased $2.3 million, or 31.5%, to $5.0 million for the first quarter of 2021, compared to $7.4 million for the first quarter of 2020. The cost of interest bearing liabilities declined 80 basis points from 1.84% in the first quarter of 2020 to 1.04% in the first quarter of 2021, primarily due to lower rates paid on deposits, offset partially by strong growth of interest bearing deposits and additional subordinated debentures.

Interest expense on deposits was $3.7 million for the first quarter of 2021, a decrease of $2.1 million, or 35.9%, from $5.7 million for the first quarter of 2020. The cost of total deposits declined 68 basis points from 1.27% in the first quarter of 2020, to 0.59% in the first quarter of 2021, primarily due to deposit rate cuts consistent with a lower rate environment and the downward repricing of time deposits. Given the strong deposit inflows and ample time deposit maturities over the next 12 months, the Company anticipates continued deposit repricing opportunities in the future.

Interest expense on borrowings decreased $268,000 to $1.4 million for the first quarter of 2021, compared to $1.6 million for the first quarter of 2020. This decrease was primarily due to lower average balances of federal funds purchased and FHLB advances, partially offset by a higher average balance of subordinated debentures due to the issuance of $50.0 million of subordinated debentures during the second quarter of 2020. It is worth noting, the significant FHLB de-leveraging strategy executed in the fourth quarter of 2020 has begun to manifest lower interest bearing liability costs in the current quarter.

Provision for Loan Losses

The provision for loan losses was $1.1 million for the first quarter of 2021, a decrease of $1.0 million, compared to the provision for loan losses of $2.1 million for the first quarter of 2020. The provision recorded in the first quarter of 2021 was primarily attributable to growth of the loan portfolio.

The allowance for loan losses to total loans was 1.48% at March 31, 2021, compared to 1.23% at March 31, 2020. The allowance for loan losses to total loans, excluding $163.3 million of PPP loans, was 1.59% at March 31, 2021. The increase in the allowance for loan losses to total loans ratio between the periods was primarily due to economic uncertainties and evolving risks driven by the impact of the COVID-19 pandemic.

As an emerging growth company, the Company is not subject to Accounting Standards Update No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” or CECL, until January 1, 2023.

The following table presents the activity in the allowance for loan losses for the three month period ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2021	2020
Balance at Beginning of Period	$34,841	$22,526
Provision for Loan Losses	1,100	2,100
Charge-offs	(14)	(47)
Recoveries	60	6
Balance at End of Period	$35,987	$24,585

Noninterest Income

Noninterest income was $1.0 million for the first quarter of 2021, a decrease of $711,000 from $1.7 million for the first quarter of 2020. The decrease was primarily due to lower swap fees, partially offset by increased letter of credit fees and other miscellaneous items.

The following table presents the major components of noninterest income for the three months ended March 31, 2021, compared to the three months ended March 31, 2020:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2021	2020	(Decrease)
Noninterest Income:
Customer Service Fees	$234	$240	$(6)
Net Gain on Sales of Securities	—	3	(3)
Letter of Credit Fees	327	274	53
Debit Card Interchange Fees	130	92	38
Swap Fees	—	907	(907)
Other Income	317	203	114
Totals	$1,008	$1,719	$(711)

Noninterest Expense

Noninterest expense was $10.9 million for the first quarter of 2021, an increase of $1.2 million from $9.7 million for the first quarter of 2020. The increase was primarily driven by a $648,000 increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the Company’s growth, a $342,000 increase in occupancy and equipment expense, and a $196,000 increase in information technology expense. The overall increase in noninterest expense was partially offset by a decrease of $180,000 in marketing and advertising expense.

Full-time equivalent employees increased from 170 at the end of the first quarter of 2020 to 200 at the end of the first quarter of 2021. Despite the uncertainty surrounding the COVID-19 pandemic, the Company continues to attract strategic hires in lending, deposit gathering, technology, risk management, and other supportive roles which further demonstrates the Company’s status as a preferred employer amidst ongoing market disruption.

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

The efficiency ratio was 41.2% for the first quarter of 2021, compared to 44.4% for the first quarter of 2020. While the recognition of the tax credits increases operating expenses, and concurrently the efficiency ratio, it directly reduces income tax expense and the effective tax rate. Excluding the impact of certain non-routine income and expenses from noninterest expense, the adjusted efficiency ratio, a non-GAAP measure, decreased to 40.7% for the first quarter of 2021, compared to 44.1% for the first quarter of 2020. The efficiencies of the Company's "branch-light" model have been evident throughout the pandemic, and going forward, have positioned the Company well to continue making investments in technology as the industry adapts to evolving client behavior.

The following table presents the major components of noninterest expense for the three months ended March 31, 2021, compared to the three months ended March 31, 2020:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2021	2020	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$7,102	$6,454	$648
Occupancy and Equipment	1,055	713	342
FDIC Insurance Assessment	315	190	125
Data Processing	291	229	62
Professional and Consulting Fees	544	485	59
Information Technology and Telecommunications	462	266	196
Marketing and Advertising	286	466	(180)
Intangible Asset Amortization	48	48	—
Amortization of Tax Credit Investments	118	85	33
Other Expense	702	810	(108)
Totals	$10,923	$9,746	$1,177

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

Income tax expense was $3.7 million for the first quarter of 2021, compared to $2.5 million for the first quarter of 2020. The effective combined federal and state income tax rate for the first quarter of 2021 was 25.8%, compared to 25.4% for the first quarter of 2020. The higher income tax expense was primarily due to higher income before taxes in the first quarter of 2021 compared to the first quarter of 2020.

Financial Condition

Assets

Total assets at March 31, 2021 were $3.07 billion, an increase of $145.0 million, or 5.0%, over total assets of $2.93 billion at December 31, 2020 and an increase of $653.6 million, or 27.0%, over total assets of $2.42 billion at March 31, 2020. The linked-quarter increase in total assets was primarily due to strong organic loan growth and excess cash balances linked to continued strong deposit inflows. The year-over-year increase in total assets was primarily due to organic loan growth, PPP loan growth, purchases of investment securities, and excess cash balances.

Total gross loans at March 31, 2021 were $2.43 billion, an increase of $99.7 million, or 4.3%, over total gross loans of $2.33 billion at December 31, 2020, and an increase of $423.3 million, or 21.1%, over total gross loans of $2.00 billion at March 31, 2020. When excluding the PPP loans, gross loans grew by $74.9 million during the first quarter of 2021, or 13.9% on an annualized basis.

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

Securities available for sale were $397.3 million at March 31, 2021, compared to $390.6 million at December 31, 2020, an increase of $6.7 million or 1.7%. At March 31, 2021, municipal securities represented 30.7% of the investment securities portfolio, government agency mortgage-backed securities represented 30.9% of the portfolio, SBA securities represented 9.6% of the portfolio, corporate securities represented 18.6% of the portfolio, U.S. treasury securities represented 0.2% of the portfolio, asset-backed securities represented 9.8% of the portfolio, and other mortgage-backed securities represented 0.2% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury Securities	$1,010	$1,011	$—	$—
SBA Securities	38,327	38,051	40,455	40,107
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	842	901	892	957
Issued by FNMA and FHLMC	15,455	15,490	16,067	16,117
Other Residential Mortgage-Backed Securities	95,720	94,429	94,440	94,409
Commercial Mortgage-Backed Securities	11,229	11,775	11,254	12,032
All Other Commercial MBS	667	671	742	745
Total MBS	123,913	123,266	123,395	124,260
Municipal Securities	115,544	122,122	105,975	115,012
Corporate Securities	72,038	74,071	71,116	72,155
Asset-Backed Securities	37,456	38,805	38,135	39,095
Total	$388,288	$397,326	$379,076	$390,629

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

The Company originated net loan exposures of $326.0 million for the first quarter of 2021, compared to $200.0 million for the first quarter of 2020. Net loan exposures include principal advances and unfunded commitments on newly originated loans, net of loan participations sold and PPP loan originations. Total gross loans increased $99.7 million, or 4.3%, to $2.43 billion at March 31, 2021, compared to $2.33 billion at December 31, 2020 and increased $423.3 million, or 21.1%, from $2.00 billion at March 31, 2020. As of March 31, 2021, construction and land development loans increased $23.2 million, or 13.6%, multifamily loans increased $39.0 million, or 6.2%, and nonowner occupied CRE loans increased $11.1 million, or 1.6%, when compared to December 31, 2020. Collectively, the Company’s annualized loan growth for the three months ended March 31, 2021, excluding PPP loans, was 13.9%.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Commercial	$301,023	12.4%	$304,220	13.1%	$287,254	12.7%	$302,536	13.8%	$299,425	15.0%
Paycheck Protection Program	163,258	6.7	138,454	6.0	181,596	8.0	180,228	8.2	—	—
Construction and Land Development	193,372	8.0	170,217	7.3	175,882	7.8	191,768	8.7	183,350	9.2
Real Estate Mortgage:
1 - 4 Family Mortgage	294,964	12.2	294,479	12.7	286,089	12.7	289,456	13.2	272,590	13.6
Multifamily	665,415	27.4	626,465	26.9	585,814	25.9	522,491	23.8	536,380	26.8
CRE Owner Occupied	79,665	3.3	75,604	3.2	75,963	3.4	73,539	3.4	75,207	3.8
CRE Nonowner Occupied	720,396	29.7	709,300	30.5	660,058	29.2	627,651	28.6	631,541	31.4
Total Real Estate Mortgage Loans	1,760,440	72.6	1,705,848	73.3	1,607,924	71.2	1,513,137	69.0	1,515,718	75.6
Consumer and Other	8,030	0.3	7,689	0.3	6,572	0.3	6,109	0.3	4,324	0.2
Total Loans, Gross	2,426,123	100.0%	2,326,428	100.0%	2,259,228	100.0%	2,193,778	100.0%	2,002,817	100.0%
Allowance for Loan Losses	(35,987)		(34,841)		(31,381)		(27,633)		(24,585)
Net Deferred Loan Fees	(11,273)		(9,151)		(10,367)		(10,287)		(5,336)
Total Loans, Net	$2,378,863		$2,282,436		$2,217,480		$2,155,858		$1,972,896

The Company’s primary focus historically has been on real estate mortgage lending, which constituted 77.8% of the portfolio, excluding PPP loans, as of March 31, 2021. The composition of the portfolio has remained consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of March 31, 2021, investor CRE loans totaled $1.58 billion, consisting of $720.4 million of loans secured by nonowner occupied CRE, $665.4 million of loans secured by multifamily residential properties and $193.4 million of construction and land development loans. Investor CRE loans represented 69.8% of the total gross loan portfolio, excluding PPP loans, and 459.5% of the Bank’s total risk-based capital at March 31, 2021, compared to 455.8% at December 31, 2020.

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$107,314	$138,283	$55,426
Paycheck Protection Program	—	163,258	—
Construction and Land Development	85,278	65,757	42,337
Real Estate Mortgage:
1 - 4 Family Mortgage	61,973	187,720	45,271
Multifamily	80,505	228,352	356,558
CRE Owner Occupied	9,239	16,485	53,941
CRE Nonowner Occupied	141,619	286,695	292,082
Total Real Estate Mortgage Loans	293,336	719,252	747,852
Consumer and Other	3,751	3,603	676
Total Loans, Gross	$489,679	$1,090,153	$846,291
Interest Rate Sensitivity:
Fixed Interest Rates	$209,709	$808,838	$425,298
Floating or Adjustable Rates	279,970	281,315	420,993
Total Loans, Gross	$489,679	$1,090,153	$846,291

	As of December 31, 2020
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$135,237	$119,798	$49,185
Paycheck Protection Program	—	138,454	—
Construction and Land Development	100,060	44,637	25,520
Real Estate Mortgage:
1 - 4 Family Mortgage	66,928	184,038	43,513
Multifamily	70,262	235,447	320,756
CRE Owner Occupied	14,930	16,701	43,973
CRE Nonowner Occupied	151,439	268,640	289,221
Total Real Estate Mortgage Loans	303,559	704,826	697,463
Consumer and Other	2,889	4,040	760
Total Loans, Gross	$541,745	$1,011,755	$772,928
Interest Rate Sensitivity:
Fixed Interest Rates	$219,464	$777,201	$336,008
Floating or Adjustable Rates	322,281	234,554	436,920
Total Loans, Gross	$541,745	$1,011,755	$772,928

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

The following table presents information on loan classifications at March 31, 2021. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$28,013	$1,273	$29,286
Construction and Land Development	—	146	146
Real Estate Mortgage:
1 - 4 Family Mortgage	699	1,356	2,055
CRE Owner Occupied	—	870	870
CRE Nonowner Occupied	29,544	3,081	32,625
Total Real Estate Mortgage Loans	30,243	5,307	35,550
Consumer and Other	—	13	13
Totals	$58,256	$6,739	$64,995

The Company has increased oversight and analysis of all segments of the loan portfolio in response to the COVID-19 pandemic, especially in vulnerable industries such as hospitality and restaurants, to proactively monitor evolving credit risk. Loans that have potential weaknesses that warrant a watchlist risk rating at March 31, 2021, were $58.3 million, compared to $44.8 million at December 31, 2020. As the COVID-19 pandemic continues to evolve, the length and extent of the economic uncertainty may result in further watchlist or adverse classifications in the loan portfolio. Loans that warranted a substandard risk rating at March 31, 2021 were $6.7 million, compared to $15.2 at December 31, 2020.

The Company has developed programs for clients who are experiencing business and personal disruptions due to the COVID-19 pandemic by providing interest-only modifications, loan payment deferrals, and extended amortization modifications. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic will not be considered TDRs. There was no new modification activity in the first quarter of 2021. The Company had 19 modified loans totaling $37.1 million outstanding as of March 31, 2021, representing 1.6% of the loan portfolio, excluding PPP loans.

The following table presents a rollforward of loan modification activity, by modification type, from December 31,2020 to March 31, 2021:

(dollars in thousands)	Interest-Only	Payment Deferral	Extended Amortization	Total
Principal Balance - December 31, 2020	$61,105	$613	$4,834	$66,552
Modification Expired	(29,396)	—	—	(29,396)
Net Principal Advances (Payments)	(46)	5	(32)	(73)
Principal Balance - March 31, 2021	$31,663	$618	$4,802	$37,083

The following table presents a summary of active loan modifications, by loan segment and modification type, at March 31, 2021:

	Interest-Only		Payment Deferral		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$3,547	7	$—	—	$4,802	1	$8,349	8
Real Estate Mortgage:
CRE Owner Occupied	—	—	618	3	—	—	618	3
CRE Nonowner Occupied	28,116	8	—	—	—	—	28,116	8
Totals	$31,663	15	$618	3	$4,802	1	$37,083	19

Modifications have been granted on a case-by-case basis based on specific needs and circumstances affecting each borrower. Interest-only modifications have been primarily granted for three to six month periods, but range up to twelve months. Payment deferral modifications have been granted for three to six month periods.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $770,000 and $775,000 as of March 31, 2021 and December 31, 2020, respectively, a decrease of $5,000. There were no loans 90 days past due and still accruing as of March 31, 2021 or December 31, 2020. There were no foreclosed assets as of March 31, 2021 or December 31, 2020.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Nonaccrual Loans:
Commercial	$6	$6
Construction and Land Development	146	156
Real Estate Mortgage:
CRE Owner Occupied	618	613
Total Real Estate Mortgage Loans	618	613
Total Nonaccrual Loans	$770	$775
Total Nonperforming Loans	$770	$775
Plus: Foreclosed Assets	—	—
Total Nonperforming Assets (1)	$770	$775
Total Restructured Accruing Loans	262	265
Total Nonperforming Assets and Restructured Accruing Loans	$1,032	$1,040
Nonaccrual Loans to Total Loans	0.03%	0.03%
Nonperforming Loans to Total Loans	0.03	0.03
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.03	0.03
Nonperforming Assets and Restructured Accruing Loans to Total Loans Plus Foreclosed Assets	0.04	0.04
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for loan losses is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans during the three months ended March 31, 2021 was $19,000.

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

At March 31, 2021, the allowance for loan losses was $36.0 million, an increase of $1.1 million from $34.8 million at December 31, 2020. Net charge-offs (recoveries) totaled ($46,000) during the first quarter of 2021 and $41,000 during the first quarter of 2020. The allowance for loan losses as a percentage of total loans was 1.48% as of March 31, 2021 and 1.50% as of December 31, 2020. The allowance for loan losses to total loans, excluding $163.3 million of PPP loans, was 1.59% as of March 31, 2021 and December 31, 2021.

The following table presents a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
Balance, Beginning of Period	$34,841	$22,526
Charge-offs:
Commercial	—	34
Real Estate Mortgage:
1 - 4 Family Mortgage	5	—
Total Real Estate Mortgage Loans	5	—
Consumer and Other	9	13
Total Charge-offs	14	47
Recoveries:
Commercial	19	2
Real Estate Mortgage:
1 - 4 Family Mortgage	3	2
CRE Owner Occupied	32	—
Total Real Estate Mortgage Loans	35	2
Consumer and Other	6	2
Total Recoveries	60	6
Net Charge-offs (Recoveries)	(46)	41
Provision for Loan Losses	1,100	2,100
Balance at End of Period	$35,987	$24,585
Gross Loans, End of Period	2,426,123	2,002,817
Average Loans	2,389,919	1,954,959
Net Charge-offs (Recoveries) (Annualized) to Average Loans	(0.01)%	0.01%
Allowance to Total Gross Loans	1.48%	1.23%
Allowance to Total Gross Loans, Excluding PPP Loans	1.59%	N/A

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	March 31,		December 31,
	2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$6,451	17.9%	$5,703	16.4%
Paycheck Protection Program	83	0.2	70	0.2
Construction and Land Development	2,773	7.7	2,491	7.1
Real Estate Mortgage:
1 - 4 Family Mortgage	3,894	10.8	3,972	11.4
Multifamily	9,856	27.4	9,517	27.3
CRE Owner Occupied	1,187	3.3	1,162	3.3
CRE Nonowner Occupied	11,026	30.7	10,991	31.6
Total Real Estate Mortgage Loans	25,963	72.2	25,642	73.6
Consumer and Other	232	0.6	203	0.6
Unallocated	485	1.4	732	2.1
Total Allowance for Loan Losses	$35,987	100.0%	$34,841	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$712,999	27.0%	$671,903	26.9%	$685,773	30.2%	$648,869	28.9%	$476,217	25.1%
Interest Bearing Transaction Deposits	433,344	16.4	366,290	14.6	322,253	14.2	285,386	12.7	255,483	13.4
Savings and Money Market Deposits	791,583	30.0	657,617	26.3	498,397	21.9	516,543	23.0	514,113	27.1
Time Deposits	344,581	13.1	353,543	14.1	363,897	16.0	382,187	17.1	393,340	20.7
Brokered Deposits	356,147	13.5	452,283	18.1	402,724	17.7	409,066	18.3	260,974	13.7
Total Deposits	$2,638,654	100.0%	$2,501,636	100.0%	$2,273,044	100.0%	$2,242,051	100.0%	$1,900,127	100.0%

Total deposits at March 31, 2021 were $2.64 billion, an increase of $137.0 million, or 5.5%, compared to total deposits of $2.50 billion at December 31, 2020, and an increase of $738.5 million, or 38.9%, over total deposits of $1.90 billion at March 31, 2020. Noninterest bearing transaction deposits were $713.0 million at March 31, 2021, compared to $671.9 million at December 31, 2020, and $476.2 million at March 31, 2020. Noninterest bearing deposits comprised 27.0% of total deposits at March 31, 2021, compared to 26.9% at December 31, 2020, and 25.1% at March 31, 2020. The growth in core, non-maturity deposits was a result of both successful new client acquisition initiatives and pandemic-related accumulation of liquidity by existing clients. Given the fluid environment, management believes deposits could experience fluctuations in future periods.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. At March 31, 2021, total brokered deposits were $356.1 million, a decrease of $96.1 million, or 21.3%, compared to total brokered deposits of $452.3 million at December 31, 2020. The strong deposit inflows have provided the flexibility to let higher cost deposits roll off and reduce reliance on brokered deposits in the interim.

The following table presents the average balance and average rate paid on each of the following deposit categories for the three months ended March 31, 2021 and 2020:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$676,173	—%	$444,201	—%
Interest Bearing Transaction Deposits	364,017	0.47	246,843	0.70
Savings and Money Market Deposits	724,104	0.56	533,578	1.44
Time Deposits < $250,000	259,389	1.46	246,017	2.39
Time Deposits > $250,000	85,326	1.59	130,137	2.20
Brokered Deposits	402,694	0.98	218,289	2.23
Total Deposits	$2,511,703	0.59%	$1,819,065	1.27%

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs of clients and fund loan growth. The following table summarizes overnight borrowings, which consist of federal funds purchased from correspondent banks on an overnight basis at the prevailing overnight market rates and the weighted average interest rates paid for the periods presented:

	As of and for the	As of and for the
	Three Months Ended	Three Months Ended
(dollars in thousands)	March 31, 2021	March 31, 2020
Outstanding at Period-End	$—	$—
Average Amount Outstanding	—	24,835
Maximum Amount Outstanding at any Month-End	—	37,000
Weighted Average Interest Rate:
During Period	—%	1.74%
End of Period	0.28%	0.36%

Other Borrowings

At March 31, 2021, other borrowings outstanding consisted of FHLB advances of $57.5 million. The Company’s $11.0 million note payable matured during the first quarter of 2021 and was paid off in full at maturity. On March 1, 2021, the Company entered into a Loan and Security Agreement and revolving note which has made a $25.0 million revolving line of credit available to the Company, secured by 100% of the issued and outstanding stock of the Bank. The maturity of the line of credit is February 28, 2023. As of March 31, 2021, there were no outstanding balances under the revolving line of credit.

As part of the CARES Act, the Federal Reserve Bank offered secured borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility, or PPPLF. As of March 31, 2021, the Company had not pledged any PPP loans to borrow funds under this facility. The facility is available through June 30, 2021.

The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $430.8 million and $361.2 million at March 31, 2021 and December 31, 2020, respectively.

Additionally, the Company has borrowing capacity from other sources. As of March 31, 2021, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $84.8 million and $76.8 million at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had no outstanding advances.

Subordinated Debentures

On June 19, 2020, the Company issued $50.0 million of subordinated debentures at an initial fixed interest rate of 5.25% which is payable semi-annually. Beginning July 1, 2025, the interest rate converts to a variable interest rate equal to the three-month term SOFR, plus 5.13%, which is payable quarterly. The subordinated debentures mature on July 1, 2030. The subordinated debentures, net of issuance costs, were $49.0 million at March 31, 2021. On October 13, 2020, the Company completed an offer to exchange up to $50.0 million total principal amount of the subordinated debentures for substantially identical subordinated debentures registered under the Securities Act of 1933, in satisfaction of the Company’s obligations under a registration rights agreement entered into with the initial purchasers of the subordinated debentures. $47.0 million of the $50.0 million of the subordinated debentures were exchanged in the exchange offer.

On July 12, 2017, the Company issued $25.0 million of subordinated debentures at an initial fixed interest rate of 5.875% which is payable semi-annually. Beginning July 15, 2022, the interest rate converts to a variable interest rate equal to the three-month LIBOR plus 3.88%. The subordinated debentures mature on July 15, 2027. The subordinated debentures, net of issuance costs, were $24.9 million at March 31, 2021, compared to $24.8 million at December 31, 2020.

All of the subordinated debentures qualify for Tier 2 regulatory capital treatment at the Company level under applicable regulatory guidelines.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at March 31, 2021:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$2,056,929	$—	$—	$—	$2,056,929
Time Deposits	231,061	125,136	188,145	37,383	581,725
FHLB Advances	15,000	5,000	33,500	4,000	57,500
Subordinated Debentures	—	—	—	75,000	75,000
Commitment to Fund Tax Credit Investments	1,683	—	—	—	1,683
Operating Lease Obligations	505	990	996	805	3,296
Totals	$2,305,178	$131,126	$222,641	$117,188	$2,776,133

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

Shareholders’ Equity

Shareholders’ equity at March 31, 2021 was $279.1 million, an increase of $13.8 million, or 5.2%, over shareholders’ equity of $265.4 million at December 31, 2020, primarily due to $10.7 million of net income and a $2.7 million increase in accumulated other comprehensive income, partially offset by $208,000 of stock repurchases under the Company’s stock repurchase program. The increase in accumulated other comprehensive income primarily resulted from interest rate fluctuations between periods.

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

The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program in this fluid economic environment. During the first quarter of 2021, the Company repurchased 16,618 shares of its common stock at a weighted average price of $12.50 for a total of $208,000. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At March 31, 2021, the remaining amount that could be used to repurchase shares under the stock repurchase program was $14.5 million.

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

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of March 31, 2021. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$372,720	14.46%	$206,221	8.00%	$270,665	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	266,621	10.34	154,666	6.00	219,110	8.50	N/A	N/A
Common Equity Tier 1 Capital	266,621	10.34	115,999	4.50	180,443	7.00	N/A	N/A
Tier 1 Leverage Ratio	266,621	9.11	117,121	4.00	117,121	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$343,660	13.33%	$206,202	8.00%	$270,640	10.50%	$257,753	10.00%
Tier 1 Risk-Based Capital	311,390	12.08	154,652	6.00	219,090	8.50	206,202	8.00
Common Equity Tier 1 Capital	311,390	12.08	115,989	4.50	180,427	7.00	167,539	6.50
Tier 1 Leverage Ratio	311,390	10.65	116,939	4.00	116,939	4.00	146,174	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$360,198	14.58%	$197,604	8.00%	$259,355	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	255,530	10.35	148,203	6.00	209,954	8.50	N/A	N/A
Common Equity Tier 1 Capital	255,530	10.35	111,152	4.50	172,904	7.00	N/A	N/A
Tier 1 Leverage Ratio	255,530	9.28	110,168	4.00	110,168	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$330,380	13.37%	$197,629	8.00%	$259,388	10.50%	$247,036	10.00%
Tier 1 Risk-Based Capital	299,447	12.12	148,222	6.00	209,981	8.50	197,629	8.00
Common Equity Tier 1 Capital	299,447	12.12	111,166	4.50	172,925	7.00	160,574	6.50
Tier 1 Leverage Ratio	299,447	10.89	109,972	4.00	109,972	4.00	137,465	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules require a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At March 31, 2021, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$317,891	$427,714	$243,988	$400,350
Letters of Credit	15,698	79,214	10,954	79,252
Totals	$333,589	$506,928	$254,942	$479,602

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

The Company manages liquidity by maintaining adequate levels of cash and other assets from on- and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities available for sale, which are referred to as primary liquidity. In regards to off-balance sheet capacity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB, the Federal Reserve Bank of Minneapolis, and a correspondent lender, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which the Company refers to as secondary liquidity.

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of March 31, 2021, the Company had no borrowings outstanding through the AFX. The Bank has also established additional borrowing capacity through the Federal Reserve Bank’s PPPLF, where it can pledge PPP loans to borrow an equal amount of funds. As of March 31, 2021, the Company had no borrowings outstanding through this facility and $163.3 million of PPP loans available to pledge. The facility is available through June 30, 2021.

The following tables provide a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	March 31, 2021	December 31, 2020

(Dollars in thousands)
Cash and Cash Equivalents	$191,885	$145,348
Securities Available for Sale	397,326	390,629
Total Primary Liquidity	$589,211	$535,977
Ratio of Primary Liquidity to Total Deposits	22.3%	21.4%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	March 31, 2021	December 31, 2020
(Dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$430,827	$361,236
Net Secured Borrowing Capacity with the Federal Reserve Bank	84,791	76,830
Unsecured Borrowing Capacity with Correspondent Lenders	143,000	143,000
Secured Borrowing Capacity with Correspondent Lender	25,000	—
Total Secondary Liquidity	$683,618	$581,066
Ratio of Primary and Secondary Liquidity to Total Deposits	48.2%	44.7%

During the three months ended March 31, 2021, primary liquidity increased by $53.2 million due to a $46.5 million increase in cash and cash equivalents and a $6.7 million increase in securities available for sale, when compared to December 31, 2020. Secondary liquidity increased by $102.6 million as of March 31, 2021 when compared to December 31, 2020, due to a $69.6 million increase in the borrowing capacity on the secured borrowing line with the FHLB, an $8.0 million increase in the borrowing capacity on the secured credit line with the Federal Reserve Bank and a $25.0 million increase due to the addition of a secured revolving line of credit with a correspondent lender.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At March 31, 2021, core deposits totaled approximately $2.20 billion and represented 83.5% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At March 31, 2021, brokered deposits totaled $356.1 million, consisting of $202.1 million of brokered time deposits and $154.0 million of non-maturity brokered money market and transaction accounts. At December 31, 2020, brokered deposits totaled $452.3 million, consisting of $292.6 million of brokered time deposits and $159.7 million of non-maturity brokered money market and transaction accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of March 31, 2021, the Company was in compliance with all established liquidity guidelines in the policy.

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

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
(dollars in thousands)
Efficiency Ratio
Noninterest Expense	$10,923	$15,258	$9,672	$10,711	$9,746
Less: Amortization of Intangible Assets	(48)	(48)	(48)	(47)	(48)
Adjusted Noninterest Expense	$10,875	$15,210	$9,624	$10,664	$9,698
Net Interest Income	25,395	24,841	21,679	21,342	20,102
Noninterest Income	1,008	986	1,157	1,977	1,719
Less: Gain on Sales of Securities	—	(30)	(109)	(1,361)	(3)
Adjusted Operating Revenue	$26,403	$25,797	$22,727	$21,958	$21,818
Efficiency Ratio	41.2%	59.0%	42.3%	48.6%	44.4%

Adjusted Efficiency Ratio
Noninterest Expense	$10,923	$15,258	$9,672	$10,711	$9,746
Less: Amortization of Tax Credit Investments	(118)	(146)	(145)	(362)	(85)
Less: FHLB Advance Prepayment Fees	—	(5,613)	—	(1,430)	—
Less: Amortization of Intangible Assets	(48)	(48)	(48)	(47)	(48)
Adjusted Noninterest Expense	$10,757	$9,451	$9,479	$8,872	$9,613
Net Interest Income	25,395	24,841	21,679	21,342	20,102
Noninterest Income	1,008	986	1,157	1,977	1,719
Less: Gain on Sales of Securities	—	(30)	(109)	(1,361)	(3)
Adjusted Operating Revenue	$26,403	$25,797	$22,727	$21,958	$21,818
Adjusted Efficiency Ratio	40.7%	36.6%	41.7%	40.4%	44.1%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
(dollars in thousands)
Pre-Provision Net Revenue
Noninterest Income	$1,008	$986	$1,157	$1,977	$1,719
Less: Gain on sales of Securities	—	(30)	(109)	(1,361)	(3)
Total Operating Noninterest Income	1,008	956	1,048	616	1,716
Plus: Net Interest income	25,395	24,841	21,679	21,342	20,102
Net Operating Revenue	$26,403	$25,797	$22,727	$21,958	$21,818

Noninterest Expense	$10,923	$15,258	$9,672	$10,711	$9,746
Less: Amortization of Tax Credit Investments	(118)	(146)	(145)	(362)	(85)
Less: FHLB Advance Prepayment Fees	—	(5,613)	—	(1,430)	—
Total Operating Noninterest Expense	$10,805	$9,499	$9,527	$8,919	$9,661

Pre-Provision Net Revenue	$15,598	$16,298	$13,200	$13,039	$12,157

Plus:
Non-Operating Revenue Adjustments	—	30	109	1,361	3
Less:
Provision for Loan Losses	1,100	3,900	3,750	3,000	2,100
Non-Operating Expense Adjustments	118	5,759	145	1,792	85
Provision for Income Taxes	3,709	1,690	2,240	2,010	2,532
Net Income	$10,671	$4,979	$7,174	$7,598	$7,443

Average Assets	$2,940,262	$2,816,032	$2,711,755	$2,622,272	$2,317,040
Pre-Provision Net Revenue Return on Average Assets	2.15%	2.30%	1.94%	2.00%	2.11%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
(dollars in thousands)
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common Equity	$279,171	$265,405	$265,432	$257,190	$248,143
Less: Intangible Assets	(3,248)	(3,296)	(3,344)	(3,391)	(3,439)
Tangible Common Equity	$275,923	$262,109	$262,088	$253,799	$244,704

Total Assets	$3,072,359	$2,927,345	$2,774,564	$2,754,463	$2,418,730
Less: Intangible Assets	(3,248)	(3,296)	(3,344)	(3,391)	(3,439)
Tangible Assets	$3,069,111	$2,924,049	$2,771,220	$2,751,072	$2,415,291
Tangible Common Equity/Tangible Assets	8.99%	8.96%	9.46%	9.23%	10.13%

Tangible Book Value Per Share
Book Value Per Common Share	$9.92	$9.43	$9.25	$8.92	$8.61
Less: Effects of Intangible Assets	(0.12)	(0.12)	(0.12)	(0.12)	(0.12)
Tangible Book Value Per Common Share	$9.80	$9.31	$9.13	$8.80	$8.49

Return on Average Tangible Common Equity
Net Income	$10,671	$4,979	$7,174	$7,598	$7,443

Average Common Equity	$272,729	$265,716	$263,195	$255,109	$250,800
Less: Effects of Average Intangible Assets	(3,276)	(3,323)	(3,371)	(3,419)	(3,466)
Average Tangible Common Equity	$269,453	$262,393	$259,824	$251,690	$247,334
Return on Average Tangible Common Equity	16.06%	7.55%	10.98%	12.14%	12.10%

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At March 31, 2021 and

December 31, 2020, these cash flow hedges had a total notional amount of $165.0 million and $161.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2021 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

	March 31, 2021		December 31, 2020
Change (basis points) in Interest Rates	Forecasted Net	Percentage Change	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base	Interest Income	from Base
+400	$97,863	10.79%	$91,046	10.03%
+300	95,112	7.68	88,698	7.19
+200	92,302	4.49	86,241	4.22
+100	90,010	1.90	84,195	1.75
0	88,332	—	82,747	—
−100	85,956	(2.69)	81,780	(1.17)

The table above indicates that as of March 31, 2021, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 10.79% increase in net interest income. In the event of an immediate 100 basis point decrease in interest rates, the Company would experience a 2.69% decrease in net interest income.

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

LIBOR Transition

LIBOR is used as an index rate for the Company’s interest rate swaps and caps, a portion of its subordinated debt, various investment securities and approximately 8.5% of the Company’s loans as of March 31, 2021. It is expected that the number of institutions that have been reporting information used to set LIBOR will stop doing so starting after December 31, 2021 through June 30, 2023 when their reporting commitment ends. As a result, LIBOR may no longer be available as an index or may be seen as no longer representative of the market. Alternative reference rates are being identified, but existing contracts may not have been written to allow the use of these alternatives. The Company is evaluating the risks related to this transition and its evaluation and mitigation of risks related to the discontinuation of LIBOR may span several reporting periods through 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2021, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1.A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the first quarter of 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - 31, 2021	16,618	$12.50	16,618	$14,499,391
February 1 - 28, 2021	—	—	—	14,499,391
March 1 - 31, 2021	354	15.89	—	14,499,391
Total	16,972	$12.57	16,618	$14,499,391
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock awards. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.
(2)	On January 22, 2019, the Company’s board of directors approved a stock repurchase program which authorized the Company to repurchase up to $15.0 million of its common stock, subject to certain limitations and conditions. The stock repurchase program was effective immediately and was subsequently expanded. On July 23, 2019 and October 27, 2020, the Company's board of directors approved $10.0 million and $15.0 million increases, respectively, to the stock repurchase program for a total authorization of $40.0 million. Additionally, on October 27, 2020, the stock repurchase program duration was extended to run through October 27, 2022. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the stock repurchase program’s expiration, without any prior notice.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1

Loan and Security Agreement, dated March 1, 2021, by and between Bridgewater Bancshares, Inc., as borrower, and ServisFirst Bank, as Lender (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on March 5, 2021)

10.2

Revolving Note, dated as of March 1, 2021, made by Bridgewater Bancshares, Inc., as Borrower, to and in favor of ServisFirst Bank, as Lender (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on March 5, 2021)

10.3

Pledge Agreement, dated as of March 1, 2021, by and between Bridgewater Bancshares, Inc., as borrower, and ServisFirst Bank, as Lender (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on March 5, 2021)

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended March 31, 2021 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: May 6, 2021	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)