Form 10-Q
period 2021-06-30
Bridgewater Bancshares Inc
filed 2021-07-30
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the Common Stock outstanding as of July 26, 2021 was 28,185,527.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$92,197	$160,675
Bank-Owned Certificates of Deposit	2,368	2,860
Securities Available for Sale, at Fair Value	402,786	390,629
Loans, Net of Allowance for Loan Losses of $37,591 at June 30, 2021 (unaudited) and $34,841 at December 31, 2020	2,545,145	2,282,436
Federal Home Loan Bank (FHLB) Stock, at Cost	5,832	5,027
Premises and Equipment, Net	50,177	50,987
Accrued Interest	8,728	9,172
Goodwill	2,626	2,626
Other Intangible Assets, Net	574	670
Other Assets	52,179	22,263
Total Assets	$3,162,612	$2,927,345

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$758,023	$671,903
Interest Bearing	1,962,883	1,829,733
Total Deposits	2,720,906	2,501,636
Notes Payable	—	11,000
FHLB Advances	57,500	57,500
Subordinated Debentures, Net of Issuance Costs	73,913	73,739
Accrued Interest Payable	2,654	1,615
Other Liabilities	16,809	16,450
Total Liabilities	2,871,782	2,661,940

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value
Authorized 10,000,000; None Issued and Outstanding at June 30, 2021 (unaudited) and December 31, 2020	—	—
Common Stock- $0.01 par value
Common Stock - Authorized 75,000,000; Issued and Outstanding 28,162,777 at June 30, 2021 (unaudited) and 28,143,493 at December 31, 2020	282	281
Additional Paid-In Capital	104,811	103,714
Retained Earnings	176,495	154,831
Accumulated Other Comprehensive Income	9,242	6,579
Total Shareholders' Equity	290,830	265,405
Total Liabilities and Equity	$3,162,612	$2,927,345

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME
Loans, Including Fees	$28,748	$25,913	$56,656	$51,026
Investment Securities	2,312	2,091	4,732	4,287
Other	87	162	199	321
Total Interest Income	31,147	28,166	61,587	55,634

INTEREST EXPENSE
Deposits	3,513	5,170	7,184	10,894
Notes Payable	—	111	61	226
FHLB Advances	228	1,064	456	2,091
Subordinated Debentures	1,112	479	2,197	872
Federal Funds Purchased	6	—	6	107
Total Interest Expense	4,859	6,824	9,904	14,190

NET INTEREST INCOME	26,288	21,342	51,683	41,444
Provision for Loan Losses	1,600	3,000	2,700	5,100

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	24,688	18,342	48,983	36,344

NONINTEREST INCOME
Customer Service Fees	231	135	465	375
Net Gain on Sales of Available for Sale Securities	702	1,361	702	1,364
Other Income	670	481	1,444	1,957
Total Noninterest Income	1,603	1,977	2,611	3,696

NONINTEREST EXPENSE
Salaries and Employee Benefits	7,512	6,348	14,614	12,802
Occupancy and Equipment	980	672	2,035	1,385
Other Expense	2,985	3,691	5,751	6,270
Total Noninterest Expense	11,477	10,711	22,400	20,457

INCOME BEFORE INCOME TAXES	14,814	9,608	29,194	19,583
Provision for Income Taxes	3,821	2,010	7,530	4,542
NET INCOME	$10,993	$7,598	$21,664	$15,041

EARNINGS PER SHARE
Basic	$0.39	$0.26	$0.77	$0.52
Diluted	0.38	0.26	0.75	0.51
Dividends Paid Per Share	—	—	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$10,993	$7,598	$21,664	$15,041
Other Comprehensive Income (Loss):
Unrealized Gains on Available for Sale Securities	2,866	3,300	350	3,122
Unrealized Gains (Losses) on Cash Flow Hedges	(2,551)	(741)	3,054	(3,673)
Reclassification Adjustment for Gains Realized in Income	(357)	(1,307)	(29)	(1,292)
Income Tax Impact	(17)	(263)	(712)	387
Total Other Comprehensive Income (Loss), Net of Tax	(59)	989	2,663	(1,456)
Comprehensive Income	$10,934	$8,587	$24,327	$13,585

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Six Months Ended June 30, 2021 and 2020

(dollars in thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
Three Months Ended	Shares	Common Stock	Capital	Earnings	Income	Total

BALANCE March 31, 2020	28,807,375	$288	$110,446	$135,080	$2,329	$248,143
Stock-based Compensation	7,490	—	421	—	—	421
Comprehensive Income	—	—	—	7,598	989	8,587
Stock Options Exercised	15,500	—	39	—	—	39
Issuance of Restricted Stock Awards	7,195	—	—	—	—	—
BALANCE June 30, 2020	28,837,560	$288	$110,906	$142,678	$3,318	$257,190

BALANCE March 31, 2021	28,132,929	$281	$104,087	$165,502	$9,301	$279,171
Stock-based Compensation	4,848	—	583	—	—	583
Comprehensive Income (Loss)	—	—	—	10,993	(59)	10,934
Stock Options Exercised	25,000	1	141	—	—	142
BALANCE June 30, 2021	28,162,777	$282	$104,811	$176,495	$9,242	$290,830

					Accumulated
			Additional		Other
	Shares	Common Stock	Paid-In	Retained	Comprehensive
Six Months Ended	Voting	Voting	Capital	Earnings	Income	Total

BALANCE December 31, 2019	28,973,572	$290	$112,093	$127,637	$4,774	$244,794
Stock-based Compensation	15,211	—	822	—	—	822
Comprehensive Income (Loss)	—	—	—	15,041	(1,456)	13,585
Stock Options Exercised	15,500	—	39	—	—	39
Stock Repurchases	(177,864)	(2)	(2,048)	—	—	(2,050)
Issuance of Restricted Stock Awards	11,141	—	—	—	—	—
BALANCE June 30, 2020	28,837,560	$288	$110,906	$142,678	$3,318	$257,190

BALANCE December 31, 2020	28,143,493	$281	$103,714	$154,831	$6,579	$265,405
Stock-based Compensation	9,856	—	1,157	—	—	1,157
Comprehensive Income	—	—	—	21,664	2,663	24,327
Stock Options Exercised	26,400	1	153	—	—	154
Stock Repurchases	(16,618)	—	(208)	—	—	(208)
Restricted Shares Withheld for Taxes	(354)	—	(5)	—	—	(5)
BALANCE June 30, 2021	28,162,777	$282	$104,811	$176,495	$9,242	$290,830

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$21,664	$15,041
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used for) Operating Activities:
Net Amortization on Securities Available for Sale	1,755	1,136
Net Gain on Sales of Securities Available for Sale	(702)	(1,364)
Provision for Loan Losses	2,700	5,100
Depreciation of Premises and Equipment	1,146	380
Amortization of Other Intangible Assets	96	96
Amortization of Subordinated Debt Issuance Costs	174	52
Stock-based Compensation	1,157	822
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(4,870)	(8,074)
Accrued Interest Payable and Other Liabilities	4,810	(12,507)
Net Cash Provided by Operating Activities	27,930	682

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-Owned Certificates of Deposit	492	(241)
Proceeds from Sales of Securities Available for Sale	7,757	34,038
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	18,023	17,312
Purchases of Securities Available for Sale	(39,341)	(87,215)
Net Increase in Loans	(265,409)	(277,092)
Net Increase in FHLB Stock	(805)	(793)
Purchases of Premises and Equipment	(336)	(15,935)
Proceeds from Sales of Foreclosed Assets	—	134
Purchase of Bank-Owned Life Insurance	(25,000)	—
Net Cash Used in Investing Activities	(304,619)	(329,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	219,270	418,741
Principal Payments on Notes Payable	(11,000)	(1,000)
Proceeds from FHLB Advances	—	96,000
Principal Payments on FHLB Advances	—	(85,000)
Issuance of Subordinated Debt, net of Issuance Costs	—	48,873
Stock Options Exercised	154	39
Stock Repurchases	(208)	(2,050)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(5)	—
Net Cash Provided by Financing Activities	208,211	475,603

NET CHANGE IN CASH AND CASH EQUIVALENTS	(68,478)	146,493
Cash and Cash Equivalents Beginning	160,675	31,935
Cash and Cash Equivalents Ending	$92,197	$178,428

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$8,691	$14,167
Cash Paid for Income Taxes	10,438	4,243
Loans Transferred to Foreclosed Assets	—	134
Premises and Equipment Transferred to Other Assets	—	121
Net Investment Securities Sold but Not Settled	—	1,433

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three and six-month periods ended June 30, 2021 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021.

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

Subsequent Events

Subsequent events have been evaluated through July 30, 2021, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares adjusted for the dilutive effect of stock compensation. For the three and six months ended June 30, 2021, stock options, restricted stock awards and restricted stock units of approximately 23,000 and 56,000, respectively, were excluded from the calculation because their effect would have been anti-dilutive. For the three and six months ended June 30, 2020, stock options and restricted stock awards of approximately 561,000 and 560,000, respectively, were excluded from the calculation because their effect would have been anti-dilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income Available to Common Shareholders	$10,993	$7,598	$21,664	$15,041
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	28,040,762	28,676,441	28,029,129	28,733,968
Dilutive Effect of Stock Compensation	1,087,419	488,716	1,019,295	616,458
Weighted Average Common Stock Outstanding (Dilutive)	29,128,181	29,165,157	29,048,424	29,350,426

Basic Earnings per Common Share	$0.39	$0.26	$0.77	$0.52
Diluted Earnings per Common Share	0.38	0.26	0.75	0.51

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at June 30, 2021 and December 31, 2020:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$1,009	$1	$—	$1,010
Municipal Bonds	118,599	8,219	(803)	126,015
Mortgage-Backed Securities	125,053	1,640	(1,851)	124,842
Corporate Securities	74,002	2,849	(88)	76,763
SBA Securities	36,302	93	(249)	36,146
Asset-Backed Securities	36,619	1,391	—	38,010
Total Securities Available for Sale	$391,584	$14,193	$(2,991)	$402,786

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$105,975	$9,373	$(336)	$115,012
Mortgage-Backed Securities	123,395	2,029	(1,164)	124,260
Corporate Securities	71,116	1,240	(201)	72,155
SBA Securities	40,455	32	(380)	40,107
Asset-Backed Securities	38,135	976	(16)	39,095
Total Securities Available for Sale	$379,076	$13,650	$(2,097)	$390,629

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2021
Municipal Bonds	$18,445	$(407)	$3,884	$(396)	$22,329	$(803)
Mortgage-Backed Securities	46,041	(1,438)	13,310	(413)	59,351	(1,851)
Corporate Securities	11,037	(69)	981	(19)	12,018	(88)
SBA Securities	—	—	22,244	(249)	22,244	(249)
Total Securities Available for Sale	$75,523	$(1,914)	$40,419	$(1,077)	$115,942	$(2,991)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2020
Municipal Bonds	$12,023	$(329)	$223	$(7)	$12,246	$(336)
Mortgage-Backed Securities	45,120	(1,163)	1,699	(1)	46,819	(1,164)
Corporate Securities	23,643	(131)	2,430	(70)	26,073	(201)
SBA Securities	3,288	(3)	28,193	(377)	31,481	(380)
Asset-Backed Securities	2,471	(16)	—	—	2,471	(16)
Total Securities Available for Sale	$86,545	$(1,642)	$32,545	$(455)	$119,090	$(2,097)

At June 30, 2021, 141 debt securities had unrealized losses with aggregate depreciation of approximately 2.5% from the Company’s amortized cost basis. At December 31, 2020, 150 debt securities had unrealized losses with aggregate depreciation of approximately 1.7% from the Company’s amortized cost basis. These unrealized losses related principally to changes in interest rates and were not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold these debt securities for the foreseeable future, no declines were deemed to be other than temporary as of June 30, 2021.

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of June 30, 2021. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

June 30, 2021	Amortized Cost	Fair Value
Due in One Year or Less	$11,297	$11,409
Due After One Year Through Five Years	82,321	86,414
Due After Five Years Through 10 Years	66,836	70,702
Due After 10 Years	33,156	35,263
Subtotal	193,610	203,788
Mortgage-Backed Securities	125,053	124,842
SBA Securities	36,302	36,146
Asset-Backed Securities	36,619	38,010
Totals	$391,584	$402,786

As of June 30, 2021 and December 31, 2020, the securities portfolio was unencumbered.

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Proceeds From Sales of Securities	$6,107	$31,936	$7,757	$34,038
Gross Gains on Sales	702	1,435	702	1,438
Gross Losses on Sales	—	(74)	—	(74)

Note 4: Loans

The following table presents the components of the loan portfolio at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Commercial	$321,474	$304,220
Paycheck Protection Program	99,072	138,454
Construction and Land Development	251,573	170,217
Real Estate Mortgage:
1-4 Family Mortgage	277,943	294,479
Multifamily	790,275	626,465
CRE Owner Occupied	87,507	75,604
CRE Non-owner Occupied	758,101	709,300
Total Real Estate Mortgage Loans	1,913,826	1,705,848
Consumer and Other	8,241	7,689
Total Loans, Gross	2,594,186	2,326,428
Allowance for Loan Losses	(37,591)	(34,841)
Net Deferred Loan Fees	(11,450)	(9,151)
Total Loans, Net	$2,545,145	$2,282,436

The following table presents the activity in the allowance for loan losses, by segment, for the three months ended June 30, 2021 and 2020:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Three Months Ended June 30, 2021	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$6,451	$83	$2,773	$3,894	$9,856	$1,187	$11,026	$232	$485	$35,987
Provision for Loan Losses	71	(33)	654	(394)	1,294	57	(8)	(11)	(30)	1,600
Loans Charged-off	—	—	—	—	—	—	—	(3)	—	(3)
Recoveries of Loans	3	—	—	2	—	—	—	2	—	7
Total Ending Allowance Balance	$6,525	$50	$3,427	$3,502	$11,150	$1,244	$11,018	$220	$455	$37,591

Three Months Ended June 30, 2020
Allowance for Loan Losses:
Beginning Balance	$3,557	$—	$2,131	$3,202	$6,556	$938	$8,003	$92	$106	$24,585
Provision for Loan Losses	1,633	90	42	74	141	26	320	82	592	3,000
Loans Charged-off	—	—	—	—	—	—	—	(1)	—	(1)
Recoveries of Loans	2	—	—	46	—	—	—	1	—	49
Total Ending Allowance Balance	$5,192	$90	$2,173	$3,322	$6,697	$964	$8,323	$174	$698	$27,633

The following table presents the activity in the allowance for loan losses, by segment, for the six months ended June 30, 2021 and 2020:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Six Months Ended June 30, 2021	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$5,703	$70	$2,491	$3,972	$9,517	$1,162	$10,991	$203	$732	$34,841
Provision for Loan Losses	800	(20)	936	(470)	1,633	50	27	21	(277)	2,700
Loans Charged-off	—	—	—	(5)	—	—	—	(12)	—	(17)
Recoveries of Loans	22	—	—	5	—	32	—	8	—	67
Total Ending Allowance Balance	$6,525	$50	$3,427	$3,502	$11,150	$1,244	$11,018	$220	$455	$37,591

Six Months Ended June 30, 2020
Allowance for Loan Losses:
Beginning Balance	$3,058	$—	$2,202	$2,839	$5,824	$792	$6,972	$85	$754	$22,526
Provision for Loan Losses	2,164	90	(29)	435	873	172	1,351	100	(56)	5,100
Loans Charged-off	(34)	—	—	—	—	—	—	(14)	—	(48)
Recoveries of Loans	4	—	—	48	—	—	—	3	—	55
Total Ending Allowance Balance	$5,192	$90	$2,173	$3,322	$6,697	$964	$8,323	$174	$698	$27,633

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of June 30, 2021 and December 31, 2020:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Allowance for Loan Losses at June 30, 2021	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Individually Evaluated for Impairment	$275	$—	$—	$—	$—	$—	$—	$12	$—	$287
Collectively Evaluated for Impairment	6,250	50	3,427	3,502	11,150	1,244	11,018	208	455	37,304
Totals	$6,525	$50	$3,427	$3,502	$11,150	$1,244	$11,018	$220	$455	$37,591

Allowance for Loan Losses at December 31, 2020
Individually Evaluated for Impairment	$37	$—	$—	$—	$—	$—	$—	$13	$—	$50
Collectively Evaluated for Impairment	5,666	70	2,491	3,972	9,517	1,162	10,991	190	732	34,791
Totals	$5,703	$70	$2,491	$3,972	$9,517	$1,162	$10,991	$203	$732	$34,841

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Loans at June 30, 2021	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Individually Evaluated for Impairment	$1,213	$—	$140	$1,350	$—	$865	$3,615	$12	$7,195
Collectively Evaluated for Impairment	320,261	99,072	251,433	276,593	790,275	86,642	754,486	8,229	2,586,991
Totals	$321,474	$99,072	$251,573	$277,943	$790,275	$87,507	$758,101	$8,241	$2,594,186

Loans at December 31, 2020
Individually Evaluated for Impairment	$239	$—	$156	$1,498	$—	$870	$12,388	$13	$15,164
Collectively Evaluated for Impairment	303,981	138,454	170,061	292,981	626,465	74,734	696,912	7,676	2,311,264
Totals	$304,220	$138,454	$170,217	$294,479	$626,465	$75,604	$709,300	$7,689	$2,326,428

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Commercial	$52	$52	$—	$122	$122	$—
Construction and Land Development	140	747	—	156	763	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	884	884	—	884	884	—
1st REM - Rentals	467	467	—	614	614	—
CRE Owner Occupied	864	864	—	870	870	—
CRE Non Owner Occupied	3,615	3,615	—	12,388	12,388	—
Totals	6,022	6,629	—	15,034	15,641	—

Loans With An Allowance for Loan Losses:
Commercial	1,161	1,165	275	117	120	37
Consumer and Other	12	12	12	13	13	13
Totals	1,173	1,177	287	130	133	50
Grand Totals	$7,195	$7,806	$287	$15,164	$15,774	$50

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three months and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$53	$—	$150	$3	$56	$2	$156	$5
Construction and Land Development	144	—	168	—	147	—	172	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	883	11	329	—	884	22	329	—
1st REM - Rentals	471	6	926	11	473	12	929	22
CRE Owner Occupied	867	3	1,844	25	869	6	1,840	50
CRE Non Owner Occupied	3,624	52	222	3	3,635	91	224	6
Totals	6,042	72	3,639	42	6,064	133	3,650	83

Loans With An Allowance for Loan Losses:
Commercial	1,162	14	109	—	1,161	26	110	1
Consumer and Other	12	—	34	1	13	—	34	1
Totals	1,174	14	143	1	1,174	26	144	2
Grand Totals	$7,216	$86	$3,782	$43	$7,238	$159	$3,794	$85

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

The following tables present the risk category of loans by loan segment as of June 30, 2021 and December 31, 2020, based on the most recent analysis performed by management:

	June 30, 2021
	Pass	Watch	Substandard	Total
Commercial	$293,690	$26,571	$1,213	$321,474
Paycheck Protection Program	99,072	—	—	99,072
Construction and Land Development	251,433	—	140	251,573
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	27,000	—	883	27,883
1st REM - 1-4 Family	45,670	696	168	46,534
LOCs and 2nd REM - Rentals	20,413	20	—	20,433
1st REM - Rentals	182,794	—	299	183,093
Multifamily	790,275	—	—	790,275
CRE Owner Occupied	86,642	—	865	87,507
CRE Non-owner Occupied	725,077	29,409	3,615	758,101
Consumer and Other	8,229	—	12	8,241
Totals	$2,530,295	$56,696	$7,195	$2,594,186

	December 31, 2020
	Pass	Watch	Substandard	Total
Commercial	$289,465	$14,516	$239	$304,220
Paycheck Protection Program	138,454	—	—	138,454
Construction and Land Development	170,061	—	156	170,217
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	29,396	—	884	30,280
1st REM - 1-4 Family	41,239	703	—	41,942
LOCs and 2nd REM - Rentals	20,678	—	—	20,678
1st REM - Rentals	200,965	—	614	201,579
Multifamily	626,465	—	—	626,465
CRE Owner Occupied	74,734	—	870	75,604
CRE Non-owner Occupied	667,336	29,576	12,388	709,300
Consumer and Other	7,676	—	13	7,689
Totals	$2,266,469	$44,795	$15,164	$2,326,428

The following tables present the aging of the recorded investment in past due loans by loan segment as of June 30, 2021 and December 31, 2020:

	Accruing Interest
		30-89 Days	90 Days or
June 30, 2021	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$321,468	$—	$—	$6	$321,474
Paycheck Protection Program	99,072	—	—	—	99,072
Construction and Land Development	251,433	—	—	140	251,573
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	27,883	—	—	—	27,883
1st REM - 1-4 Family	46,534	—	—	—	46,534
LOCs and 2nd REM - Rentals	20,433	—	—	—	20,433
1st REM - Rentals	183,093	—	—	—	183,093
Multifamily	790,275	—	—	—	790,275
CRE Owner Occupied	86,892	—	—	615	87,507
CRE Non-owner Occupied	758,101	—	—	—	758,101
Consumer and Other	8,241	—	—	—	8,241
Totals	$2,593,425	$—	$—	$761	$2,594,186

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2020	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$304,211	$3	$—	$6	$304,220
Paycheck Protection Program	138,454	—	—	—	138,454
Construction and Land Development	170,061	—	—	156	170,217
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,280	—	—	—	30,280
1st REM - 1-4 Family	41,942	—	—	—	41,942
LOCs and 2nd REM - Rentals	20,668	10	—	—	20,678
1st REM - Rentals	201,579	—	—	—	201,579
Multifamily	626,465	—	—	—	626,465
CRE Owner Occupied	74,991	—	—	613	75,604
CRE Non-owner Occupied	709,300	—	—	—	709,300
Consumer and Other	7,689	—	—	—	7,689
Totals	$2,325,640	$13	$—	$775	$2,326,428

At June 30, 2021, there were three loans classified as troubled debt restructurings with a total outstanding balance of $399. In comparison, at December 31, 2020, there were three loans classified as troubled debt restructurings with a total outstanding balance of $421. There were no new loans classified as a troubled debt restructuring during the six month period ended June 30, 2021 and no loans classified as troubled debt restructurings during the previous twelve months subsequently defaulted during the six months ended June 30, 2021.

In response to the COVID-19 pandemic, the Company developed programs for clients who experienced business and personal disruptions due to the COVID-19 pandemic pursuant to which the Company provided interest-only modifications, loan payment deferrals, or extended amortization modifications. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic are not considered troubled debt restructurings.

The following table presents a summary of active loan modifications made in response to the COVID-19 pandemic, by loan segment and modification type, as of June 30, 2021:

	Interest-Only		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$3,547	7	$4,778	1	$8,325	8
Real Estate Mortgage:
CRE Owner Occupied	615	3	—	—	615	3
CRE Nonowner Occupied	24,997	8	—	—	24,997	8
Totals	$29,159	18	$4,778	1	$33,937	19

Note 5: Deposits

The following table presents the composition of deposits at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Transaction Deposits	$1,190,146	$1,038,193
Savings and Money Market Deposits	761,485	657,617
Time Deposits	321,857	353,543
Brokered Deposits	447,418	452,283
Totals	$2,720,906	$2,501,636

Note 6: Notes Payable

On February 25, 2021, the Company’s $11,000 note payable matured and was paid off in full.

On March 1, 2021, the Company entered into a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that was secured by 100% of the issued and outstanding stock of the Bank. The revolving line of credit is for a maximum principal amount of $25,000 and matures on February 28, 2023. Interest accrues on unpaid principal balances at a variable interest rate equal to the greater of the Wall Street Journal Prime Rate in effect or a floor rate of 3.85%. The Company is required to pay quarterly payments of interest on the unpaid principal balance. Principal payments may be made any time prior to the maturity date, on which date all unpaid principal and accrued interest are due and payable. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. As of June 30, 2021, the Company believes it was in compliance with all covenants. As of June 30, 2021, there were no outstanding balances under the revolving line of credit.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements:
Assets	$49,400	$868	$49,696	$2,701
Liabilities	49,400	(868)	49,696	(2,701)
Total	$98,800	$—	$99,392	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered certificate of deposit, wholesale borrowing, and notes payable portfolios. During the next 12 months, the Company estimates that $1,213 will be reclassified to interest expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Notional Amount	$125,000	$111,000
Weighted Average Pay Rate	1.02%	1.26%
Weighted Average Receive Rate	0.14%	0.22%
Weighted Average Maturity (Years)	4.27	3.95
Net Unrealized Loss	$(1,098)	$(3,410)

During 2020 and 2021, the Company purchased interest rate caps, designated as cash flow hedges, of certain deposit liabilities, with notional amounts totaling $60,000. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. An initial premium of $2,689 was paid up front for the caps executed in 2020 and an initial premium of $352,000 was paid up front for a cap executed in the second quarter of 2021. Amortization on the interest rate caps was $95 and was recorded as a component of interest expense on brokered deposits for the six months ended June 30, 2021. At June 30, 2021, the weighted average strike price for outstanding interest rate caps was 0.80% and the weighted average maturity was 8.96 years.

The following table presents a summary of the Company’s interest rate contracts as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements:
Assets	$55,000	$809	$5,000	$56
Liabilities	70,000	(1,907)	106,000	(3,466)
Interest Rate Cap Agreements:
Assets	60,000	4,431	50,000	2,834

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of June 30, 2021 and December 31, 2020, the Company pledged cash collateral for the Company’s derivative contracts of $3,358 and $8,526, respectively. In addition, as of June 30, 2021 and December 31, 2020, the Company's interest rate cap counterparties have pledged cash collateral to the Company of $5,190 and $2,700, respectively.

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the six months ended June 30, 2021 and 2020:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2021	2020	2021	2020
Derivatives in	Location of Loss	Loss		Loss
Cash Flow Hedging	Reclassified from	Reclassified from		Reclassified from
Relationships	AOCI into Income	AOCI into Earnings		AOCI into Earnings
Interest rate swaps	Interest expense	$(275)	$(53)	$(537)	$(72)
Interest rate caps	Interest expense	(70)	—	(136)	—

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three and six months ended June 30, 2021 and 2020, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 8: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing projects and other tax credit investments at June 30, 2021 and December 31, 2020:

		June 30, 2021		December 31, 2020
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$3,011	$—	$1,867	$—
Federal Historic Tax Credit (FHTC)	Equity	2,035	967	2,198	1,858
Total		$5,046	$967	$4,065	$1,858
(1)	All commitments are expected to be paid by the Company by June 30, 2022.

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Amortization Expense (1)
LIHTC	$70	$70	$140	$141
FHTC	140	362	258	447
Total	$210	$432	$398	$588
Tax Benefit Recognized (2)
LIHTC	$(83)	$(82)	$(165)	$(165)
FHTC	(156)	(447)	(313)	(617)
Total	$(239)	$(529)	$(478)	$(782)
(1)	The amortization expense for the LIHTC investments are included in income tax expense. The amortization for the FHTC tax credits are included in noninterest expense.
(2)	All of the tax benefits recognized are included in income tax expense. The tax benefit recognized for the FHTC investments primarily reflects the tax credits generated from the investments, and excludes the net tax expense/benefit of the investments’ income/loss.

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

The following commitments were outstanding at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Unfunded Commitments Under Lines of Credit	$800,914	$644,338
Letters of Credit	102,455	90,206
Totals	$903,369	$734,544

The Company had outstanding letters of credit with the FHLB in total amounts of $42,675 and $60,091 at June 30, 2021 and December 31, 2020, respectively, on behalf of customers and to secure public deposits.

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

Note 10: Stock Options and Restricted Stock Awards

The Company established the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (the “2012 Plan”) under which the Company may grant options to its directors, officers, and employees for up to 750,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2012 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of five years. As of June 30, 2021 and December 31, 2020, there were 30,000 shares of the Company’s common stock reserved for future option grants under the 2012 Plan.

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of June 30, 2021 and December 31, 2020, there were 293,900 and 313,600 of remaining shares of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of June 30, 2021 and December 31, 2020, there were 543,507 and 561,883 of remaining shares of the Company’s common stock reserved for future grants under the 2019 EIP.

Stock Options

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on an industry index as described below. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Historically, the Company has not paid a dividend on its common stock and does not expect to do so in the near future.

The Company used the S&P 600 CM Bank Index as its historical volatility index. The S&P 600 CM Bank Index is an index of publicly traded small capitalization, regional, commercial banks located throughout the United States. There were 51 banks in the index ranging in market capitalization from $500 million up to $4.0 billion.

The weighted average assumptions used in the model of valuing stock option grants for the six months ended June 30, 2021, are as follows:

	June 30,
	2021
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	29.93%
Risk-Free Interest Rate	1.14%

The following table presents a summary of the status of the Company’s stock option grants for the six months ended June 30, 2021:

	June 30, 2021
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,914,250	$7.29
Granted	20,500	16.88
Exercised	(26,400)	5.81
Forfeitures	(800)	7.47
Outstanding at Period End	1,907,550	$7.42

Options Exercisable at Period End	1,200,950	$6.06

For the three months ended June 30, 2021 and 2020, the Company recognized compensation expense for stock options of $229 and $230, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized compensation expense for stock options of $452 and $448, respectively.

The following table presents information pertaining to options outstanding at June 30, 2021:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$2.13 - 3.99	509,250	$2.95	2.5	509,250	$2.95
7.00 - 7.99	963,000	7.47	6.3	571,400	7.47
8.00 - 8.99	20,000	8.76	8.8	1,250	8.76
10.00 - 10.99	10,000	10.08	8.9	2,500	10.08
11.00 - 11.99	85,000	11.27	7.9	24,000	11.33
12.00 - 12.99	274,800	12.89	8.1	77,550	12.90
13.00 - 13.99	25,000	13.22	6.9	15,000	13.22
16.00 - 16.99	10,000	16.23	9.8	—	16.23
17.00 - 17.99	10,500	17.49	9.9	—	17.49
Totals	1,907,550	$7.42	5.7	1,200,950	$6.06

As of June 30, 2021, there was $1,689 of total unrecognized compensation cost related to nonvested stock options granted under the 2012 Plan, 2017 Plan and 2019 EIP that is expected to be recognized over a weighted-average period of 2.1 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the six months ended June 30, 2021:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2020	708,900	$3.24
Granted	20,500	5.66
Vested	(22,000)	4.23
Forfeited	(800)	7.47
Nonvested Options at June 30, 2021	706,600	$3.27

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with forfeitable voting and dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the six months ended June 30, 2021:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Awards at December 31, 2020	110,962	$12.63
Granted	—	—
Vested	(2,784)	10.32
Forfeited	—	—
Nonvested Awards at June 30, 2021	108,178	$12.69

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended June 30, 2021 and 2020, the Company recognized compensation expense for restricted stock awards of $113. For the six months ended June 30, 2021 and 2020, the Company recognized compensation expense for restricted stock awards of $225 and $221, respectively.

As of June 30, 2021, there was $1,124 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 2.5 years.

In addition, during the six months ended June 30, 2021, the Company issued 9,856 shares of unrestricted common stock to directors as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to directors of $159 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the six months ended June 30, 2021:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested Units at December 31, 2020	205,666	$12.27
Granted	9,600	15.10
Vested	—	—
Forfeited	(1,080)	12.27
Nonvested Units at June 30, 2021	214,186	$12.40

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three and six months ended June 30, 2021, the Company recognized compensation expense for restricted stock units of $162 and $320. No compensation expense was recognized for restricted stock units for the three and six months ended June 30, 2020.

As of June 30, 2021, there was $2,292 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP that is expected to be recognized over a period of four years. As of June 30, 2021, no restricted stock units had vested.

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

The following tables present the capital amounts and ratios for the Company and the Bank as of June 30, 2021 and December 31, 2020:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$388,317	13.49%	$230,349	8.00%	$302,333	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	278,388	9.67	172,762	6.00	244,746	8.50	N/A	N/A
Common Equity Tier 1 Capital	278,388	9.67	129,571	4.50	201,555	7.00	N/A	N/A
Tier 1 Leverage Ratio	278,388	9.08	122,618	4.00	122,618	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$359,586	12.49%	$230,314	8.00%	$302,287	10.50%	$287,892	10.00%
Tier 1 Risk-Based Capital	323,575	11.24	172,735	6.00	244,708	8.50	230,314	8.00
Common Equity Tier 1 Capital	323,575	11.24	129,551	4.50	201,524	7.00	187,130	6.50
Tier 1 Leverage Ratio	323,575	10.57	122,507	4.00	122,507	4.00	153,133	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$360,198	14.58%	$197,604	8.00%	$259,355	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	255,530	10.35	148,203	6.00	209,954	8.50	N/A	N/A
Common Equity Tier 1 Capital	255,530	10.35	111,152	4.50	172,904	7.00	N/A	N/A
Tier 1 Leverage Ratio	255,530	9.28	110,168	4.00	110,168	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$330,380	13.37%	$197,629	8.00%	$259,388	10.50%	$247,036	10.00%
Tier 1 Risk-Based Capital	299,447	12.12	148,222	6.00	209,981	8.50	197,629	8.00
Common Equity Tier 1 Capital	299,447	12.12	111,166	4.50	172,925	7.00	160,574	6.50
Tier 1 Leverage Ratio	299,447	10.89	109,972	4.00	109,972	4.00	137,465	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$1,010	$—	$—	$1,010
Municipal Bonds	—	126,015	—	126,015
Mortgage-Backed Securities	—	124,842	—	124,842
Corporate Securities	—	76,763	—	76,763
SBA Securities	—	36,146	—	36,146
Asset-Backed Securities	—	38,010	—	38,010
Interest Rate Caps	—	4,431	—	4,431
Interest Rate Swaps	—	1,677	—	1,677
Total Fair Value of Financial Assets	$1,010	$407,884	$—	$408,894
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$2,775	$—	$2,775
Total Fair Value of Financial Liabilities	$—	$2,775	$—	$2,775

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	$—	$115,012	$—	$115,012
Mortgage-Backed Securities	—	124,260	—	124,260
Corporate Securities	—	72,155	—	72,155
SBA Securities	—	40,107	—	40,107
Asset-Backed Securities	—	39,095	—	39,095
Interest Rate Caps	—	2,834	—	2,834
Interest Rate Swaps	—	2,757	—	2,757
Total Fair Value of Financial Assets	$—	$396,220	$—	$396,220
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$6,167	$—	$6,167
Total Fair Value of Financial Liabilities	$—	$6,167	$—	$6,167

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$886	$—	$287
Totals	$—	$886	$—	$287

	December 31, 2020
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$80	$—	$50
Totals	$—	$80	$—	$50

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

The following tables present the carrying amount and estimated fair values of financial instruments at June 30, 2021 and December 31, 2020:

	June 30, 2021
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$92,197	$92,197	$—	$—	$92,197
Bank-Owned Certificates of Deposit	2,368	—	2,395	—	2,395
Securities Available for Sale	402,786	1,010	401,776	—	402,786
FHLB Stock, at Cost	5,832	—	5,832	—	5,832
Loans, Net	2,545,145	—	2,534,398	—	2,534,398
Accrued Interest Receivable	8,728	—	8,728	—	8,728
Interest Rate Caps	4,431	—	4,431	—	4,431
Interest Rate Swaps	1,677	—	1,677	—	1,677

Financial Liabilities:
Deposits	$2,720,906	$—	$2,687,228	$—	$2,687,228
FHLB Advances	57,500	—	58,096	—	58,096
Subordinated Debentures	73,913	—	77,452	—	77,452
Accrued Interest Payable	2,654	—	2,654	—	2,654
Interest Rate Swaps	2,775	—	2,775	—	2,775

	December 31, 2020
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$160,675	$160,675	$—	$—	$160,675
Bank-Owned Certificates of Deposit	2,860	—	2,908	—	2,908
Securities Available for Sale	390,629	—	390,629	—	390,629
FHLB Stock, at Cost	5,027	—	5,027	—	5,027
Loans, Net	2,282,436	—	2,309,421	—	2,309,421
Accrued Interest Receivable	9,172	—	9,172	—	9,172
Interest Rate Caps	2,834	—	2,834	—	2,834
Interest Rate Swaps	2,757	—	2,757	—	2,757

Financial Liabilities:
Deposits	$2,501,636	$—	$2,509,148	$—	$2,509,148
Notes Payable	11,000	—	11,001	—	11,001
FHLB Advances	57,500	—	58,830	—	58,830
Subordinated Debentures	73,739	—	74,769	—	74,769
Accrued Interest Payable	1,615	—	1,615	—	1,615
Interest Rate Swaps	6,167	—	6,167	—	6,167

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and was not material at June 30, 2021 and December 31, 2020.

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

Note 13: Subsequent Events

Subordinated Debentures

On July 8, 2021, the Company issued $30,000 of subordinated debentures at an initial fixed interest rate of 3.25% which is payable semi-annually. Beginning July 15, 2026, the interest rate converts to a variable interest rate equal to the three-month term SOFR, plus 2.52%, which is payable quarterly. The subordinated debentures are redeemable by the Company, in whole or in part, on or after July 15, 2026 and mature on July 15, 2031.

In July of 2021, the Company redeemed $11,250 of the $25,000 outstanding of its Fixed-to-Floating Rate Subordinated Notes due 2027 (the “2027 Notes”). The early redemption of the 2027 Notes was recorded as a loss on the extinguishment of subordinated debt, included in noninterest expense, in the amount of $582, consisting of $532 in prepayment penalties and $50 in unamortized issuance costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2021. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or the SEC, on March 11, 2021.

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

●	loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard;
●	the concentration of large loans to certain borrowers;
●	the ability to successfully manage liquidity risk;
●	the dependence on non-core funding sources and our cost of funds;
●	the concentration of large deposits from certain clients;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;
●	the composition of senior leadership team and the ability to attract and retain key personnel;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry;
●	severe weather, natural disasters, wide spread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, civil unrest or other adverse external events;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
●	the effectiveness of the risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes;
●	interest rate risk;
●	fluctuations in the values of the securities held in our securities portfolio;
●	the negative effects of the COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, as well as any changes to federal, state or local government laws, regulations or orders in response to the pandemic; and
●	changes to U.S. tax laws, regulations and guidance

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. In addition, past results of operations are not necessarily indicative of future results. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-

looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Information Regarding COVID-19 Impact

Financial Position and Results of Operations. The novel coronavirus, or COVID-19, pandemic has continued to create uncertainty and extraordinary change for the Company, its clients, its communities and the country as a whole. Vaccines have been rolled out nationwide, however the situation remains fluid and management cannot estimate the duration and full impact of the COVID-19 pandemic on the economy, financial markets and the Company’s financial condition and results of operations.

Effects on the Company’s Market Area. The Company’s primary banking market area is the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area. Minnesota has been taking steps to reopen throughout the second quarter of 2021. Restrictions around capacity and distancing limits related to indoor events and gatherings ended on May 28, 2021 and the indoor mask-wearing mandate ended on July 1, 2021. As COVID-19 cases recede from previous highs, more people get vaccinated every day and vaccines are readily available to all who want them. As a result, Minnesota has started to return to pre-pandemic levels of activity.

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

COVID-19 Related Loan Modifications and PPP Lending. The Company developed programs for clients who experienced business and personal disruptions due to the COVID-19 pandemic by providing interest-only modifications, loan payment deferrals, and extended amortization modifications. In accordance with regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic are not considered TDRs. The Company had 19 modified loans totaling $33.9 million outstanding as of June 30, 2021, representing 1.4% of the total loan portfolio, excluding PPP loans.

In a further effort to assist both existing and new clients, the Company participated in both the first and second rounds of the SBA’s PPP, which stemmed from the CARES Act that was signed into law on March 27, 2020, and reopened as authorized by the Economic Aid to Hard-Hit Small Businesses, Non-Profits, and Venues Act, or Economic Aid Act, which was signed into law on December 27, 2020. As of June 30, 2021, $27.2 million of round one PPP loans and $71.9 million of round two PPP loans remained outstanding for total outstanding PPP principal balances of $99.1 million. The Company recognized $1.4 million and $2.9 million of net origination fees associated with the program during the three and six months ended June 30, 2021, respectively.

Processes, Controls, and Business Continuity. As of June 30, 2021, all seven Bank branches were open and fully operational and employees have returned to the office. Despite the recent easing of many federal, state and local government guidelines regarding COVID-19, the Company continues to take precautions to keep employees and clients safe, including providing masks and hand sanitizer, increasing cleaning efforts and requiring employees with COVID-19 symptoms to quarantine away from the office. In addition, the Company will continue to leverage its investments in technology, digital platforms, and electronic banking to allow clients and employees to communicate and transact with minimal interruption. Additional information about the Company’s COVID-19 pandemic assistance programs, including relevant disclosures and up-to-date information, is maintained at bridgewaterbankmn.com.

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

Operating Results Overview

The following table summarizes certain key financial results for the periods indicated:

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
Per Common Share Data
Basic Earnings Per Share	$0.39	$0.38	$0.18	$0.25	$0.26
Diluted Earnings Per Share	0.38	0.37	0.17	0.25	0.26
Book Value Per Share	10.33	9.92	9.43	9.25	8.92
Tangible Book Value Per Share (1)	10.22	9.80	9.31	9.13	8.80
Basic Weighted Average Shares Outstanding	28,040,762	28,017,366	28,179,768	28,683,855	28,676,441
Diluted Weighted Average Shares Outstanding	29,128,181	28,945,212	28,823,384	29,174,601	29,165,157
Shares Outstanding at Period End	28,162,777	28,132,929	28,143,493	28,710,775	28,837,560

Selected Performance Ratios
Return on Average Assets (Annualized)	1.43%	1.47%	0.70%	1.05%	1.17%
Pre-Provision Net Revenue Return on Average Assets (Annualized) (1)	2.07	2.15	2.30	1.94	2.00
Return on Average Common Equity (Annualized)	15.40	15.87	7.45	10.84	11.98
Return on Average Tangible Common Equity (Annualized) (1)	15.58	16.06	7.55	10.98	12.14
Average Common Equity to Average Assets	9.31	9.28	9.44	9.71	9.73
Yield on Interest Earning Assets	4.17	4.31	4.46	4.30	4.45
Yield on Total Loans, Gross	4.56	4.74	4.89	4.73	4.85
Cost of Interest Bearing Liabilities	0.96	1.04	1.24	1.50	1.58
Cost of Total Deposits	0.54	0.59	0.69	0.87	0.99
Net Interest Margin (2)	3.52	3.60	3.61	3.28	3.38
Core Net Interest Margin (1)(2)	3.31	3.34	3.29	3.14	3.22
Efficiency Ratio (1)	42.0	41.2	59.0	42.3	48.6
Adjusted Efficiency Ratio (1)	41.5	40.7	36.6	41.7	40.4
Noninterest Expense to Average Assets (Annualized)	1.50	1.51	2.16	1.42	1.64
Adjusted Noninterest Expense to Average Assets (Annualized) (1)	1.48	1.49	1.34	1.40	1.37
Loan to Deposit Ratio	95.3	91.9	93.0	99.4	97.8
Core Deposits to Total Deposits (3)	81.2	83.5	78.1	77.1	75.7
Tangible Common Equity to Tangible Assets (1)	9.10	8.99	8.96	9.46	9.23
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(3)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2021	2021	2020	2020	2020
Selected Balance Sheet Data
Total Assets	$3,162,612	$3,072,359	$2,927,345	$2,774,564	$2,754,463
Total Loans, Gross	2,594,186	2,426,123	2,326,428	2,259,228	2,193,778
Allowance for Loan Losses	37,591	35,987	34,841	31,381	27,633
Goodwill and Other Intangibles	3,200	3,248	3,296	3,344	3,391

Deposits	2,720,906	2,638,654	2,501,636	2,273,044	2,242,051
Tangible Common Equity (1)	287,630	275,923	262,109	262,088	253,799
Total Shareholders' Equity	290,830	279,171	265,405	265,432	257,190
Average Total Assets - Quarter-to-Date	3,076,712	2,940,262	2,816,032	2,711,755	2,622,272
Average Common Equity - Quarter-to-Date	286,311	272,729	265,716	263,195	255,109
(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2021	2021	2020	2020	2020
Selected Income Statement Data
Interest Income	$31,147	$30,440	$30,699	$28,493	$28,166
Interest Expense	4,859	5,045	5,858	6,814	6,824
Net Interest Income	26,288	25,395	24,841	21,679	21,342
Provision for Loan Losses	1,600	1,100	3,900	3,750	3,000
Net Interest Income after Provision for Loan Losses	24,688	24,295	20,941	17,929	18,342
Noninterest Income	1,603	1,008	986	1,157	1,977
Noninterest Expense	11,477	10,923	15,258	9,672	10,711
Income Before Income Taxes	14,814	14,380	6,669	9,414	9,608
Provision for Income Taxes	3,821	3,709	1,690	2,240	2,010
Net Income	$10,993	$10,671	$4,979	$7,174	$7,598

Discussion and Analysis of Results of Operations

Net Income

Net income was $11.0 million for the second quarter of 2021, a 44.7% increase compared to net income of $7.6 million for the second quarter of 2020. Net income per diluted common share for the second quarter of 2021 was $0.38, a 44.9% increase compared to $0.26 per diluted common share for the second quarter of 2020. Net income was $21.7 million for the six months ended June 30, 2021, a 44.0% increase compared to net income of $15.0 million for the six months ended June 30, 2020. Net income per diluted common share for the six months ended June 30, 2021 was $0.75, a 45.5% increase compared to $0.51 per diluted common share for the six months ended June 30, 2020.

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

Average Balances and Yields

The following tables present, for the three and six months ended June 30, 2021 and 2020, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	June 30, 2021			June 30, 2020
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$88,067	$33	0.15%	$109,073	$37	0.14%
Investment Securities:
Taxable Investment Securities	314,049	1,647	2.10	203,559	1,304	2.58
Tax-Exempt Investment Securities (1)	77,029	842	4.38	91,793	996	4.37
Total Investment Securities	391,078	2,489	2.55	295,352	2,300	3.13
Paycheck Protection Program Loans (2)	149,312	1,767	4.75	139,235	873	2.52
Loans (1)(2)	2,384,759	27,011	4.54	2,013,163	25,070	5.01
Total Loans	2,534,071	28,778	4.56	2,152,398	25,943	4.85
Federal Home Loan Bank Stock	6,221	54	3.51	10,469	125	4.81
Total Interest Earning Assets	3,019,437	31,354	4.17%	2,567,292	28,405	4.45%
Noninterest Earning Assets	57,275			54,980
Total Assets	$3,076,712			$2,622,272
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$421,132	$520	0.50%	$272,565	$377	0.56%
Savings and Money Market Deposits	764,632	940	0.49	521,313	1,327	1.02
Time Deposits	332,346	1,075	1.30	388,357	2,122	2.20
Brokered Deposits	379,768	978	1.03	319,711	1,344	1.69
Total Interest Bearing Deposits	1,897,878	3,513	0.74	1,501,946	5,170	1.38
Federal Funds Purchased	9,932	6	0.24	9	—	0.72
Notes Payable	—	—	—	12,000	111	3.72
FHLB Advances	57,500	228	1.59	193,819	1,064	2.21
Subordinated Debentures	73,862	1,112	6.04	31,228	479	6.17
Total Interest Bearing Liabilities	2,039,172	4,859	0.96%	1,739,002	6,824	1.58%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	732,299			603,456
Other Noninterest Bearing Liabilities	18,930			24,705
Total Noninterest Bearing Liabilities	751,229			628,161
Shareholders' Equity	286,311			255,109
Total Liabilities and Shareholders' Equity	$3,076,712			$2,622,272
Net Interest Income / Interest Rate Spread		26,495	3.21%		21,581	2.87%
Net Interest Margin (3)			3.52%			3.38%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(207)			(239)
Net Interest Income		$26,288			$21,342
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Six Months Ended
	June 30, 2021			June 30, 2020
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$96,724	$67	0.14%	$69,267	$96	0.28%
Investment Securities:
Taxable Investment Securities	307,898	3,371	2.21	195,873	2,691	2.76
Tax-Exempt Investment Securities (1)	78,985	1,723	4.40	93,260	2,020	4.36
Total Investment Securities	386,883	5,094	2.66	289,133	4,711	3.28
Paycheck Protection Program Loans (2)	149,098	3,631	4.91	70,037	873	2.51
Loans (1)(2)	2,313,295	53,085	4.63	1,983,641	50,220	5.09
Total Loans	2,462,393	56,716	4.64	2,053,678	51,093	5.00
Federal Home Loan Bank Stock	5,636	132	4.74	10,370	225	4.37
Total Interest Earning Assets	2,951,636	62,009	4.24%	2,422,448	56,125	4.66%
Noninterest Earning Assets	57,228			47,208
Total Assets	$3,008,864			$2,469,656
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$392,732	$942	0.48%	$259,704	$808	0.63%
Savings and Money Market Deposits	744,480	1,949	0.53	527,445	3,232	1.23
Time Deposits	338,497	2,341	1.39	382,256	4,299	2.26
Brokered Deposits	391,167	1,952	1.01	269,000	2,555	1.91
Total Interest Bearing Deposits	1,866,876	7,184	0.78	1,438,405	10,894	1.52
Federal Funds Purchased	4,993	6	0.24	12,422	107	1.74
Notes Payable	3,343	61	3.66	12,253	226	3.71
FHLB Advances	57,500	456	1.60	183,099	2,091	2.30
Subordinated Debentures	73,819	2,197	6.00	27,986	872	6.27
Total Interest Bearing Liabilities	2,006,531	9,904	1.00%	1,674,165	14,190	1.70%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	704,391			523,828
Other Noninterest Bearing Liabilities	18,384			18,708
Total Noninterest Bearing Liabilities	722,775			542,536
Shareholders' Equity	279,558			252,955
Total Liabilities and Shareholders' Equity	$3,008,864			$2,469,656
Net Interest Income / Interest Rate Spread		52,105	3.24%		41,935	2.96%
Net Interest Margin (3)			3.56%			3.48%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(422)			(491)
Net Interest Income		$51,683			$41,444
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following tables present the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, and for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

	Three Months Ended June 30, 2021
	Compared with
	Three Months Ended June 30, 2020
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$(7)	$3	$(4)
Investment Securities:
Taxable Investment Securities	583	(240)	343
Tax-Exempt Investment Securities	(158)	4	(154)
Total Securities	425	(236)	189
Loans:
Paycheck Protection Program Loans	122	772	894
Loans	4,278	(2,337)	1,941
Total Loans	4,400	(1,565)	2,835
Federal Home Loan Bank Stock	(37)	(34)	(71)
Total Interest Earning Assets	$4,781	$(1,832)	$2,949

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$184	$(41)	$143
Savings and Money Market Deposits	303	(690)	(387)
Time Deposits	(174)	(873)	(1,047)
Brokered Deposits	158	(524)	(366)
Total Deposits	471	(2,128)	(1,657)
Federal Funds Purchased	6	—	6
Notes Payable	(111)	—	(111)
FHLB Advances	(536)	(300)	(836)
Subordinated Debentures	643	(10)	633
Total Interest Bearing Liabilities	473	(2,438)	(1,965)
Net Interest Income	$4,308	$606	$4,914

	Six Months Ended June 30, 2021
	Compared with
	Six Months Ended June 30, 2020
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$19	$(48)	$(29)
Investment Securities:
Taxable Investment Securities	1,219	(539)	680
Tax-Exempt Investment Securities	(316)	19	(297)
Total Securities	903	(520)	383
Loans:
Paycheck Protection Program Loans	1,923	835	2,758
Loans	7,426	(4,561)	2,865
Total Loans	9,349	(3,726)	5,623
Federal Home Loan Bank Stock	(112)	19	(93)
Total Interest Earning Assets	$10,159	$(4,275)	$5,884

Interest Bearing Liabilities:

Interest Bearing Transaction Deposits	$316	$(182)	$134
Savings and Money Market Deposits	560	(1,843)	(1,283)
Time Deposits	(314)	(1,644)	(1,958)
Brokered Deposits	602	(1,205)	(603)
Total Deposits	1,164	(4,874)	(3,710)
Federal Funds Purchased	(9)	(92)	(101)
Notes Payable	(162)	(3)	(165)
FHLB Advances	(1,000)	(635)	(1,635)
Subordinated Debentures	1,362	(37)	1,325
Total Interest Bearing Liabilities	1,355	(5,641)	(4,286)
Net Interest Income	$8,804	$1,366	$10,170

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Second Quarter of 2021 Compared to Second Quarter of 2020

Net interest income was $26.3 million for the second quarter of 2021, an increase of $4.9 million, or 23.2%, compared to $21.3 million for the second quarter of 2020. The increase in net interest income was primarily due to growth in average interest earning assets, lower rates paid on deposits, and the recognition of PPP loan origination fees, offset partially by declining yields on loans. The increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio, as well as continued purchases of investment securities.

Net interest margin (on a fully tax-equivalent basis) for the second quarter of 2021 was 3.52%, a 14 basis point increase from 3.38% in the second quarter of 2020. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the second quarter of 2021 was 3.31%, a 9 basis point increase from 3.22% in the second quarter of 2020.

While the origination volume of PPP loans earning 1.00% negatively impacted net interest margin, the recognition of fees associated with the originations has benefited net interest margin for the past three quarters. The SBA began forgiving PPP loans, which accelerated the recognition of PPP fees starting in the fourth quarter of 2020 and continuing into the second quarter of 2021. The Company recognized $1.4 million of PPP origination fees during the second quarter of 2021, compared to $528,000 during the second quarter of 2020. The elevated fee recognition is illustrated in the 4.75% PPP loan yield for the second quarter of 2021.

The following table summarizes PPP loan originations and net origination fees through June 30, 2021:

	Originated		Outstanding		Program Lifetime
	Number	Principal	Number	Principal	Net Origination	Net Origination
(dollars in thousands)	of Loans	Balance	of Loans	Balance	Fees Generated	Fees Earned
Round One PPP Loans	1,200	$181,600	225	$27,184	$5,706	$5,330
Round Two PPP Loans	651	78,386	606	71,888	3,544	498
Totals	1,851	$259,986	831	$99,072	$9,250	$5,828

Average interest earning assets for the second quarter of 2021 increased $452.1 million, or 17.6%, to $3.02 billion, from $2.57 billion for the second quarter of 2020. This increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio, as well as continued purchases of investment securities. Average interest bearing liabilities increased $300.2 million, or 17.3%, to $2.04 billion for the second quarter of 2021, from $1.74 billion for the second quarter of 2020. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and the issuance of subordinated debentures in the second quarter of 2020, offset partially by a decrease in FHLB advances and the payoff of the Company’s notes payable.

Average interest earning assets produced a tax-equivalent yield of 4.17% for the second quarter of 2021, compared to 4.45% for the second quarter of 2020. The decline in the yield on interest earning assets was primarily due to the historically low interest rate environment resulting in lower loan and security yields and lower loan fees recognized, offset partially by PPP loan fees recognized and deployment of excess cash balances. The average rate paid on interest bearing liabilities was 0.96% for the second quarter of 2021, compared to 1.58% for the second quarter of 2020 primarily due to lower rates paid on deposits, the payoff of the Company’s notes payable and the early extinguishment of $94.0 million of FHLB advances, offset partially by strong growth of interest bearing deposits and additional subordinated debentures.

Interest Income. Total interest income, on a tax-equivalent basis, was $31.4 million for the second quarter of 2021, compared to $28.4 million for the second quarter of 2020. The $2.9 million, or 10.4%, increase in total interest income on a tax-equivalent basis was primarily due to continued organic growth in the loan portfolio and PPP loan income.

Interest income on loans, on a tax-equivalent basis, was $28.8 million for the second quarter of 2021, compared to $25.9 million for the second quarter of 2020. The $2.8 million, or 10.9%, increase was due to a 17.7% increase in the average balance of loans outstanding from continued organic loan growth.

Loan interest income and loan fees remain the primary contributing factors to the changes in yield on interest earning assets. The aggregate loan yield, excluding PPP loans, decreased to 4.54% in the second quarter of 2021, which was 47 basis points lower than 5.01% in the second quarter of 2020. While loan fees have maintained a relatively stable contribution to the aggregate loan yield, the historically low yield curve has resulted in a declining core yield on loans in comparison to prior periods.

The following table presents a summary of interest and fees recognized on loans, excluding PPP loans, for the periods indicated is as follows:

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Interest	4.37%	4.50%	4.59%	4.69%	4.76%
Fees	0.17	0.22	0.28	0.24	0.25
Yield on Loans, Excluding PPP Loans	4.54%	4.72%	4.87%	4.93%	5.01%

Interest Expense. Interest expense on interest bearing liabilities decreased $2.0 million, or 28.8%, to $4.9 million for the second quarter of 2021, compared to $6.8 million for the second quarter of 2020. The cost of interest bearing liabilities declined 62 basis points from 1.58% in the second quarter of 2020 to 0.96% in the second quarter of 2021, primarily due to lower rates paid on deposits, the payoff of the Company’s notes payable and the early extinguishment of $94.0 million of longer term FHLB advances, offset partially by strong growth of interest bearing deposits and additional subordinated debentures.

Interest expense on deposits was $3.5 million for the second quarter of 2021, a decrease of $1.7 million, or 32.1%, from $5.2 million for the second quarter of 2020. The cost of total deposits declined 45 basis points from 0.99% in the second quarter of 2020, to 0.54% in the second quarter of 2021, primarily due to deposit rate cuts consistent with a lower rate environment and the downward repricing of time deposits. The Company anticipates more opportunities to lower the cost of total deposits due to continued deposit repricing as time deposits mature and the recent success of adding efficient, low-cost brokered deposits.

Interest expense on borrowings decreased $308,000 to $1.3 million for the second quarter of 2021, compared to $1.7 million for the second quarter of 2020. This decrease was primarily due to the payoff of the Company’s notes payable and the early extinguishment of $94.0 million of FHLB advances, partially offset by higher average balances of subordinated debentures due to the issuance of $50.0 million of subordinated debentures during the second quarter of 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net interest income was $51.7 million for the six months ended June 30, 2021, an increase of $10.2 million, or 24.7%, compared to $41.4 million for the six months ended June 30, 2020. The increase in net interest income was primarily due to growth in average interest earning assets, lower rates paid on deposits, and the recognition of PPP loan origination fees, offset partially by declining yields on loans.

Net interest margin (on a fully tax-equivalent basis) for the six months ended June 30, 2021 was 3.56%, compared to 3.48% for the six months ended June 30, 2020, an increase of 8 basis points. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the six months ended June 30, 2021 was 3.33%, a 4 basis point increase from 3.29% for the six months ended June 30, 2020.

Average interest earning assets for the six months ended June 30, 2021 increased $529.2 million, or 21.8%, to $2.95 billion from $2.42 billion for the six months ended June 30, 2020. This increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio, the funding of round 2 PPP loans, as well as continued purchases of investment securities. Average interest bearing liabilities increased $332.4 million, or 19.9%, to $2.01 billion for the six months ended June 30, 2021, from $1.67 billion for the six months ended June 30, 2020. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and the issuance of subordinated debentures in the second quarter of 2020, offset partially by a decrease in federal funds purchased, FHLB advances and the payoff of the Company’s notes payable.

Average interest earning assets produced a tax-equivalent yield of 4.24% for the six months ended June 30, 2021, compared to 4.66% for the six months ended June 30, 2020. The average rate paid on interest bearing liabilities was 1.00% for the six months ended June 30, 2021, compared to 1.70% for the six months ended June 30, 2020.

Interest Income. Total interest income on a tax-equivalent basis was $62.0 million for the six months ended June 30, 2021, compared to $56.1 million for the six months ended June 30, 2020. The $5.9 million, or 10.5%, increase in total interest income on a tax-equivalent basis was primarily due to continued organic growth in the loan portfolio and PPP loan income.

Interest income on the investment securities portfolio on a fully-tax equivalent basis increased $383,000, or 8.1%, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due to a $97.8 million, or 33.8%, increase in average balances between the periods, which was offset partially by a 62 basis point decrease in the aggregate portfolio yield.

Interest income on loans, on a fully-tax equivalent basis, for the six months ended June 30, 2021 was $56.7 million, compared to $51.1 million for the six months ended June 30, 2020. The $5.6 million, or 11.0%, increase was primarily due to a 19.9% increase in the average balance of loans outstanding, which was offset partially by a 36 basis point decrease in the average yield on loans. The increase in the average balance of loans outstanding was due to strong organic loan growth. The decrease in yield on the loan portfolio was primarily driven by lower market interest rates and lower loan fee recognition, offset partially by increased recognition of PPP loan fees.

Interest Expense. Interest expense on interest bearing liabilities decreased $4.3 million, or 30.2%, to $9.9 million for the six months ended June 30, 2021, compared to $14.2 million for the six months ended June 30, 2020, due to lower interest rates paid on both deposits and borrowings.

Interest expense on deposits decreased to $7.2 million for the six months ended June 30, 2021, compared to $10.9 million for the six months ended June 30, 2020. The $3.7 million, or 34.1%, decrease in interest expense on deposits was primarily due to a 74 basis point decrease in the average rate paid, even as the average balance of deposits increased 29.8%. The decrease in the average rate paid was primarily due to the impact of lower market interest rates.

The increase in the average balance of interest bearing deposits resulted primarily from increases in interest bearing transaction deposits, savings and money market deposits and brokered deposits.

Interest expense on borrowings decreased $576,000 to $2.7 million for the six months ended June 30, 2021, compared to $3.3 million for the six months ended June 30, 2020. This decrease was primarily due to lower average balance of FHLB advances and federal funds purchased, as well as the payoff of the Company's notes payable, offset partially by the issuance of subordinated debentures in the second quarter of 2020.

Provision for Loan Losses

The provision for loan losses was $1.6 million for the second quarter of 2021, a decrease of $1.4 million, compared to the provision for loan losses of $3.0 million for the second quarter of 2020. The provision for loan losses was $2.7 million for the six months ended June 30, 2021, a decrease of $2.4 million compared to the provision for loan losses of $5.1 million for the six months ended June 30, 2020. The decrease in the provision for loan losses compared to both prior periods related to changes in economic conditions.

The allowance for loan losses to total loans was 1.45% at June 30, 2021, compared to 1.26% at June 30, 2020. The allowance for loan losses to total loans, excluding PPP loans, was 1.50% at June 30, 2021, compared to 1.37% at June 30, 2020. The increase in the allowance for loan losses to total loans ratio between the periods was primarily due to economic uncertainties and evolving risks driven by the impact of the COVID-19 pandemic.

As an emerging growth company, the Company is not subject to Accounting Standards Update No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” or CECL, until January 1, 2023.

The following table presents the activity in the allowance for loan losses for the three and six month periods ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at Beginning of Period	$35,987	$24,585	$34,841	$22,526
Provision for Loan Losses	1,600	3,000	2,700	5,100
Charge-offs	(3)	(1)	(17)	(48)
Recoveries	7	49	67	55
Balance at End of Period	$37,591	$27,633	$37,591	$27,633

Noninterest Income

Noninterest income was $1.6 million for the second quarter of 2021, a decrease of $374,000 from $2.0 million for the second quarter of 2020. The decrease was primarily due to lower gains on sales of securities, partially offset by increased customer service fees and other income. Noninterest income was $2.6 million for the six months ended June 30, 2021, a decrease of $1.1 million, compared to $3.7 million for the six months ended June 30, 2020. The decrease was primarily due to lower gains on sales of securities and swap fees.

The following table presents the major components of noninterest income for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2021	2020	(Decrease)	2021	2020	(Decrease)
Noninterest Income:
Customer Service Fees	$231	$135	$96	$465	$375	$90
Net Gain on Sales of Securities	702	1,361	(659)	702	1,364	(662)
Letter of Credit Fees	231	265	(34)	558	539	19
Debit Card Interchange Fees	141	99	42	271	191	80
Swap Fees	—	—	—	—	907	(907)
Other Income	298	117	181	615	320	295
Totals	$1,603	$1,977	$(374)	$2,611	$3,696	$(1,085)

Noninterest Expense

Second Quarter of 2021 Compared to Second Quarter of 2020

Noninterest expense was $11.5 million for the second quarter of 2021, an increase of $766,000 from $10.7 million for the second quarter of 2020. The increase was primarily driven by a $1.2 million increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the Company’s growth, and a $308,000 increase in occupancy and equipment expense. The overall increase in noninterest expense was partially offset by a $1.4 million decrease in FHLB advance prepayment fees incurred in the second quarter of 2020, as well as a decrease of $222,000 in amortization of tax credit investments.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Noninterest expense was $22.4 million for the six months ended June 30, 2021, an increase of $1.9 million, or 9.5%, from $20.5 million for the six months ended June 30, 2020. The increase was primarily driven by a $1.8 million increase in salaries and employee benefits, a $650,000 increase in occupancy and equipment expense, and a $419,000 increase in information technology expense. The overall increase in noninterest expense was partially offset by a $1.4 million decrease in FHLB advance prepayment fees.

Full-time equivalent employees increased from 173 at the end of the second quarter of 2020 to 214 at the end of the second quarter of 2021. The Company continues to attract strategic hires in lending, deposit gathering, technology, risk management, and other supportive roles which demonstrates the Company’s status as a preferred employer amidst ongoing market disruption.

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

The efficiency ratio was 42.0% for the second quarter of 2021, compared to 48.6% for the second quarter of 2020. Excluding the impact of certain non-routine income and expenses from noninterest expense, the adjusted efficiency ratio, a non-GAAP financial measure, increased to 41.5% for the second quarter of 2021, compared to 40.4% for the second quarter of 2020. The adjusted efficiency ratio for the six months ended June 30, 2021 and 2020 was 41.1% and 42.2%, respectively. The efficiencies of the Company's "branch-light" model have positioned the Company well for when the pandemic ends, and going forward, will provide more flexibility for the Company to make significant investments in technology as the industry adapts to evolving client behavior.

The following table presents the major components of noninterest expense for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2021	2020	(Decrease)	2021	2020	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$7,512	$6,348	$1,164	$14,614	$12,802	$1,812
Occupancy and Equipment	980	672	308	2,035	1,385	650
FDIC Insurance Assessment	290	168	122	605	358	247
Data Processing	300	238	62	591	467	124
Professional and Consulting Fees	552	423	129	1,096	908	188
Information Technology and Telecommunications	549	326	223	1,011	592	419
Marketing and Advertising	314	85	229	600	551	49
Intangible Asset Amortization	47	47	—	95	95	—
Amortization of Tax Credit Investments	140	362	(222)	258	447	(189)
FHLB Advance Prepayment Fees	—	1,430	(1,430)	—	1,430	(1,430)
Other Expense	793	612	181	1,495	1,422	73
Totals	$11,477	$10,711	$766	$22,400	$20,457	$1,943

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

Income tax expense was $3.8 million for the second quarter of 2021, compared to $2.0 million for the second quarter of 2020. The effective combined federal and state income tax rate for the second quarter of 2021 was 25.8%, compared to 20.9% for the second quarter of 2020. Income tax expense was $7.5 million for the six months ended June 30, 2021, compared to $4.5 million for the six months ended June 30, 2020. The effective combined federal and state income tax rate for the six months ended June 30, 2021 and 2020 was 25.8% and 23.2%, respectively. The higher effective combined rate compared to both prior periods was due to fewer tax credits being recognized.

Financial Condition

Assets

Total assets at June 30, 2021 were $3.16 billion, an increase of $235.3 million, or 8.0%, over total assets of $2.93 billion at December 31, 2020 and an increase of $408.1 million, or 14.8%, over total assets of $2.75 billion at June 30, 2020. The growth in both periods was primarily driven by organic growth in the loan portfolio and purchases of investment securities.

Total gross loans at June 30, 2021 were $2.59 billion, an increase of $267.8 million, or 11.5%, over total gross loans of $2.33 billion at December 31, 2020, and an increase of $400.4 million, or 18.3%, over total gross loans of $2.19 billion at June 30, 2020. The Company’s continued strong loan growth has been driven by M&A-related market disruption in the Twin Cities resulting in client and banker acquisition opportunities, PPP-related client acquisition opportunities, the expansion of the talented lending teams, and the strong and growing brand in the Twin Cities market.

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

Securities available for sale were $402.8 million at June 30, 2021, compared to $390.6 million at December 31, 2020, an increase of $12.2 million or 3.1%. At June 30, 2021, municipal securities represented 31.3% of the investment securities portfolio, government agency mortgage-backed securities represented 30.3% of the portfolio, SBA securities represented 9.0% of the portfolio, corporate securities represented 19.1% of the portfolio, U.S. treasury securities represented 0.3% of the portfolio, asset-backed securities represented 9.4% of the portfolio, and other mortgage-backed securities represented 0.6% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury Securities	$1,009	$1,010	$—	$—
SBA Securities	36,302	36,146	40,455	40,107
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	783	835	892	957
Issued by FNMA and FHLMC	18,760	18,623	16,067	16,117
Other Residential Mortgage-Backed Securities	92,017	91,267	94,440	94,409
Commercial Mortgage-Backed Securities	10,915	11,535	11,254	12,032
All Other Commercial MBS	2,578	2,582	742	745
Total MBS	125,053	124,842	123,395	124,260
Municipal Securities	118,599	126,015	105,975	115,012
Corporate Securities	74,002	76,763	71,116	72,155
Asset-Backed Securities	36,619	38,010	38,135	39,095
Total	$391,584	$402,786	$379,076	$390,629

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

The Company originated net loan exposures of $512.8 million for the second quarter of 2021, compared to $242.7 million for the second quarter of 2020. Net loan exposures include principal advances and unfunded commitments on newly originated loans, net of loan participations sold and PPP loan originations. Total gross loans increased $267.8 million, or 11.5%, to $2.59 billion at June 30, 2021, compared to $2.33 billion at December 31, 2020 and increased $400.4 million, or 18.3%, from $2.19 billion at June 30, 2020. As of June 30, 2021, construction and land development loans increased $81.4 million, or 47.8%, multifamily loans increased $163.8 million, or 26.1%, and nonowner occupied CRE loans increased $48.8 million, or 6.9%, when compared to December 31, 2020. Collectively, the Company’s annualized loan growth for the six months ended June 30, 2021, excluding PPP loans, was 28.3%.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Commercial	$321,474	12.4%	$301,023	12.4%	$304,220	13.1%	$287,254	12.7%	$302,536	13.8%
Paycheck Protection Program	99,072	3.8	163,258	6.7	138,454	6.0	181,596	8.0	180,228	8.2
Construction and Land Development	251,573	9.7	193,372	8.0	170,217	7.3	175,882	7.8	191,768	8.7
Real Estate Mortgage:
1 - 4 Family Mortgage	277,943	10.7	294,964	12.2	294,479	12.7	286,089	12.7	289,456	13.2
Multifamily	790,275	30.5	665,415	27.4	626,465	26.9	585,814	25.9	522,491	23.8
CRE Owner Occupied	87,507	3.4	79,665	3.3	75,604	3.2	75,963	3.4	73,539	3.4
CRE Nonowner Occupied	758,101	29.2	720,396	29.7	709,300	30.5	660,058	29.2	627,651	28.6
Total Real Estate Mortgage Loans	1,913,826	73.8	1,760,440	72.6	1,705,848	73.3	1,607,924	71.2	1,513,137	69.0
Consumer and Other	8,241	0.3	8,030	0.3	7,689	0.3	6,572	0.3	6,109	0.3
Total Loans, Gross	2,594,186	100.0%	2,426,123	100.0%	2,326,428	100.0%	2,259,228	100.0%	2,193,778	100.0%
Allowance for Loan Losses	(37,591)		(35,987)		(34,841)		(31,381)		(27,633)
Net Deferred Loan Fees	(11,450)		(11,273)		(9,151)		(10,367)		(10,287)
Total Loans, Net	$2,545,145		$2,378,863		$2,282,436		$2,217,480		$2,155,858

The Company’s primary focus historically has been on real estate mortgage lending, which constituted 76.7% of the portfolio, excluding PPP loans, as of June 30, 2021. The composition of the portfolio has remained consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of June 30, 2021, investor CRE loans totaled $1.80 billion, consisting of $758.1 million of loans secured by nonowner occupied CRE, $790.3 million of loans secured by multifamily residential properties and $251.6 million of construction and land development loans. Investor CRE loans represented 72.1% of the total gross loan portfolio, excluding PPP loans, and 500.6% of the Bank’s total risk-based capital at June 30, 2021, compared to 455.8% at December 31, 2020.

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$137,945	$125,448	$58,081
Paycheck Protection Program	26,537	72,535	—
Construction and Land Development	93,296	87,703	70,574
Real Estate Mortgage:
1 - 4 Family Mortgage	55,292	171,980	50,671
Multifamily	102,087	279,171	409,017
CRE Owner Occupied	3,818	18,552	65,137
CRE Nonowner Occupied	153,982	283,813	320,306
Total Real Estate Mortgage Loans	315,179	753,516	845,131
Consumer and Other	4,436	3,112	693
Total Loans, Gross	$577,393	$1,042,314	$974,479
Interest Rate Sensitivity:
Fixed Interest Rates	$254,464	$778,028	$498,585
Floating or Adjustable Rates	322,929	264,286	475,894
Total Loans, Gross	$577,393	$1,042,314	$974,479

	As of December 31, 2020
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$135,237	$119,798	$49,185
Paycheck Protection Program	—	138,454	—
Construction and Land Development	100,060	44,637	25,520
Real Estate Mortgage:
1 - 4 Family Mortgage	66,928	184,038	43,513
Multifamily	70,262	235,447	320,756
CRE Owner Occupied	14,930	16,701	43,973
CRE Nonowner Occupied	151,439	268,640	289,221
Total Real Estate Mortgage Loans	303,559	704,826	697,463
Consumer and Other	2,889	4,040	760
Total Loans, Gross	$541,745	$1,011,755	$772,928
Interest Rate Sensitivity:
Fixed Interest Rates	$219,464	$777,201	$336,008
Floating or Adjustable Rates	322,281	234,554	436,920
Total Loans, Gross	$541,745	$1,011,755	$772,928

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

The following table presents information on loan classifications at June 30, 2021. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$26,571	$1,213	$27,784
Construction and Land Development	—	140	140
Real Estate Mortgage:
1 - 4 Family Mortgage	716	1,350	2,066
CRE Owner Occupied	—	865	865
CRE Nonowner Occupied	29,409	3,615	33,024
Total Real Estate Mortgage Loans	30,125	5,830	35,955
Consumer and Other	—	12	12
Totals	$56,696	$7,195	$63,891

The Company has increased oversight and analysis of all segments of the loan portfolio in response to the COVID-19 pandemic, especially in vulnerable industries such as hospitality and restaurants, to proactively monitor evolving credit risk. Loans that have potential weaknesses that warrant a watchlist risk rating at June 30, 2021, totaled $56.7 million, compared to $44.8 million at December 31, 2020. As the COVID-19 pandemic continues to evolve, the length and extent of the economic uncertainty may result in further watchlist or adverse classifications in the loan portfolio. Loans that warranted a substandard risk rating at June 30, 2021 totaled $7.2 million, compared to $15.2 million at December 31, 2020.

The Company developed programs for clients who experienced business and personal disruptions due to the COVID-19 pandemic by providing interest-only modifications, loan payment deferrals, and extended amortization modifications. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic are not considered TDRs. The Company had 19 modified loans totaling $34.0 million outstanding as of June 30, 2021, representing 1.4% of the loan portfolio, excluding PPP loans.

The following table presents a rollforward of loan modification activity, by modification type, from December 31, 2020 to June 30, 2021:

(dollars in thousands)	Interest-Only	Payment Deferral	Extended Amortization	Total
Principal Balance - December 31, 2020	$61,105	$613	$4,834	$66,552
Modification Expired	(33,535)	(618)	—	(34,153)
Additional Modification Granted	1,173	—	—	1,173
New Modifications	468	—	—	468
Net Principal Advances (Payments)	(52)	5	(56)	(103)
Principal Balance - June 30, 2021	$29,159	$—	$4,778	$33,937

The following table presents a summary of active loan modifications, by loan segment and modification type, at June 30, 2021:

	Interest-Only		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$3,547	7	$4,778	1	$8,325	8
Real Estate Mortgage:
CRE Owner Occupied	615	3	—	—	615	3
CRE Nonowner Occupied	24,997	8	—	—	24,997	8
Totals	$29,159	18	$4,778	1	$33,937	19

Modifications have been granted on a case-by-case basis based on specific needs and circumstances affecting each borrower. Interest-only modifications have been primarily granted for three to six month periods, but range up to twelve months.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $761,000 and $775,000 as of June 30, 2021 and December 31, 2020, respectively, a decrease of $14,000. There were no loans 90 days past due and still accruing as of June 30, 2021 or December 31, 2020 and there were no foreclosed assets as of June 30, 2021 or December 31, 2020.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2021	2020
Nonaccrual Loans:
Commercial	$6	$6
Construction and Land Development	140	156
Real Estate Mortgage:
CRE Owner Occupied	615	613
Total Real Estate Mortgage Loans	615	613
Total Nonaccrual Loans	$761	$775
Total Nonperforming Loans	$761	$775
Plus: Foreclosed Assets	—	—
Total Nonperforming Assets (1)	$761	$775
Total Restructured Accruing Loans	259	265
Total Nonperforming Assets and Restructured Accruing Loans	$1,020	$1,040
Nonaccrual Loans to Total Loans	0.03%	0.03%
Nonperforming Loans to Total Loans	0.03	0.03
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.03	0.03
Nonperforming Assets and Restructured Accruing Loans to Total Loans Plus Foreclosed Assets	0.04	0.04
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for loan losses is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans during the three and six months ended June 30, 2021 was $12,000 and $31,000, respectively.

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

At June 30, 2021, the allowance for loan losses was $37.6 million, an increase of $2.8 million from $34.8 million at December 31, 2020. Net charge-offs (recoveries) totaled ($4,000) during the second quarter of 2021 and ($48,000) during the second quarter of 2020. Net charge-offs (recoveries) totaled $(50,000) for the six months ended June 30, 2021 and $(7,000) for the six months ended June 30, 2020. The allowance for loan losses as a percentage of total loans was 1.45% as of June 30, 2021 and 1.50% as of December 31, 2020. Excluding PPP loans, the allowance for loan losses as a percentage of total loans was 1.50% as of June 30, 2021 and 1.59% as of December 31, 2020.

The following table presents a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Balance, Beginning of Period	$35,987	$24,585	$34,841	$22,526
Charge-offs:
Commercial	—	—	—	34
Real Estate Mortgage:
1 - 4 Family Mortgage	—	—	5	—
Total Real Estate Mortgage Loans	—	—	5	—
Consumer and Other	3	1	12	14
Total Charge-offs	3	1	17	48
Recoveries:
Commercial	3	2	22	4
Real Estate Mortgage:
1 - 4 Family Mortgage	2	46	5	48
CRE Owner Occupied	—	—	32	—
Total Real Estate Mortgage Loans	2	46	37	48
Consumer and Other	2	1	8	3
Total Recoveries	7	49	67	55
Net Charge-offs (Recoveries)	(4)	(48)	(50)	(7)
Provision for Loan Losses	1,600	3,000	2,700	5,100
Balance at End of Period	$37,591	$27,633	$37,591	$27,633
Gross Loans, End of Period	2,594,186	2,193,778	2,594,186	2,193,778
Average Loans	2,534,071	2,152,398	2,462,393	2,053,678
Net Charge-offs (Recoveries) (Annualized) to Average Loans	—%	(0.01)%	—%	—%
Allowance to Total Gross Loans	1.45%	1.26%	1.45%	1.26%
Allowance to Total Gross Loans, Excluding PPP Loans	1.50%	1.37%	1.50%	1.37%

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	June 30,		December 31,
	2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$6,525	17.4%	$5,703	16.4%
Paycheck Protection Program	50	0.1	70	0.2
Construction and Land Development	3,427	9.1	2,491	7.1
Real Estate Mortgage:
1 - 4 Family Mortgage	3,502	9.3	3,972	11.4
Multifamily	11,150	29.7	9,517	27.3
CRE Owner Occupied	1,244	3.3	1,162	3.3
CRE Nonowner Occupied	11,018	29.3	10,991	31.6
Total Real Estate Mortgage Loans	26,914	71.6	25,642	73.6
Consumer and Other	220	0.6	203	0.6
Unallocated	455	1.2	732	2.1
Total Allowance for Loan Losses	$37,591	100.0%	$34,841	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$758,023	27.9%	$712,999	27.0%	$671,903	26.9%	$685,773	30.2%	$648,869	28.9%
Interest Bearing Transaction Deposits	432,123	15.9	433,344	16.4	366,290	14.6	322,253	14.2	285,386	12.7
Savings and Money Market Deposits	761,485	28.0	791,583	30.0	657,617	26.3	498,397	21.9	516,543	23.0
Time Deposits	321,857	11.8	344,581	13.1	353,543	14.1	363,897	16.0	382,187	17.1
Brokered Deposits	447,418	16.4	356,147	13.5	452,283	18.1	402,724	17.7	409,066	18.3
Total Deposits	$2,720,906	100.0%	$2,638,654	100.0%	$2,501,636	100.0%	$2,273,044	100.0%	$2,242,051	100.0%

Total deposits at June 30, 2021 were $2.72 billion, an increase of $219.3 million, or 8.8%, compared to total deposits of $2.50 billion at December 31, 2020, and an increase of $478.9 million, or 21.4%, over total deposits of $2.24 billion at June 30, 2020. Noninterest bearing transaction deposits were $758.0 million at June 30, 2021, compared to $671.9 million at December 31, 2020, and $648.9 million at June 30, 2020. Noninterest bearing deposits comprised 27.9% of total deposits at June 30, 2021, compared to 26.9% at December 31, 2020, and 28.9% at June 30, 2020. The growth in core, non-maturity deposits was a result of both successful new client and banker acquisition initiatives, pandemic-related accumulation of liquidity by existing clients, and the Company’s strong, growing brand in the Twin Cities market. Given the fluid environment, management believes deposits could experience fluctuations in future periods.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. At June 30, 2021, total brokered deposits were $447.4 million, a decrease of $4.9 million, or 1.1%, compared to total brokered deposits of $452.3 million at December 31, 2020. Brokered deposits increased back to levels last seen on December 31, 2020 due to the opportunity to obtain $75.0 million in funding during the quarter at 1 basis point at various short-term maturities ranging from 3-12 months.

The following table presents the average balance and average rate paid on each of the following deposit categories for the three months ended June 30, 2021 and June 30, 2020:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$732,299	—%	$603,456	—%
Interest Bearing Transaction Deposits	421,132	0.50	272,565	0.56
Savings and Money Market Deposits	764,632	0.49	521,313	1.02
Time Deposits < $250,000	266,116	1.27	241,009	2.30
Time Deposits > $250,000	66,230	1.38	147,348	2.03
Brokered Deposits	379,768	1.03	319,711	1.69
Total Deposits	$2,630,177	0.54%	$2,105,402	0.99%

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs of clients and to fund loan growth. The following table summarizes overnight borrowings, which consist of federal funds purchased from correspondent banks on an overnight basis at the prevailing overnight market rates and the weighted average interest rates paid for the periods presented:

	As of and for the	As of and for the	As of and for the
	Three Months Ended	Three Months Ended	Three Months Ended
(dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Outstanding at Period-End	$—	$—	$—
Average Amount Outstanding	9,932	4,072	9
Maximum Amount Outstanding at any Month-End	29,000	24,000	—
Weighted Average Interest Rate:
During Period	0.24%	0.33%	0.72%
End of Period	0.26%	0.29%	0.40%

Other Borrowings

At June 30, 2021, other borrowings outstanding consisted of FHLB advances of $57.5 million. The Company’s $11.0 million note payable matured during the first quarter of 2021 and was paid off in full at maturity. On March 1, 2021, the Company entered into a Loan and Security Agreement and revolving note which has made a $25.0 million revolving line of credit available to the Company, secured by 100% of the issued and outstanding stock of the Bank. The maturity of the line of credit is February 28, 2023. As of June 30, 2021, there were no outstanding balances under the revolving line of credit.

As part of the CARES Act, the Federal Reserve Bank offered secured borrowings to banks who originated PPP loans through the Paycheck Protection Program Liquidity Facility, or PPPLF. As of June 30, 2021, the Company had not pledged any PPP loans to borrow funds under this facility. The facility is available through July 30, 2021.

The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $508.5 million and $361.2 million at June 30, 2021 and December 31, 2020, respectively.

Additionally, the Company has borrowing capacity from other sources. As of June 30, 2021, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $94.6 million and $76.8 million at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company had no outstanding advances.

Subordinated Debentures

On June 19, 2020, the Company issued $50.0 million of subordinated debentures at an initial fixed interest rate of 5.25%, which is payable semi-annually. Beginning July 1, 2025, the interest rate converts to a variable interest rate equal to the three-month term SOFR, plus 5.13%, which is payable quarterly. The subordinated debentures mature on July 1, 2030. The subordinated debentures, net of issuance costs, were $49.0 million at June 30, 2021. On October 13, 2020, the Company completed an exchange of $47.0 million total principal amount of the subordinated debentures for substantially identical subordinated debentures registered under the Securities Act of 1933, in satisfaction of the Company’s obligations under a registration rights agreement entered into with the initial purchasers of the subordinated debentures.

On July 12, 2017, the Company issued $25.0 million of subordinated debentures at an initial fixed interest rate of 5.875%, which is payable semi-annually. Beginning July 15, 2022, the interest rate converts to a variable interest rate equal to the three-month LIBOR plus 3.88%, which is payable quarterly. The subordinated debentures mature on July 15, 2027. The subordinated debentures, net of issuance costs, were $24.9 million at June 30, 2021, compared to $24.8 million at December 31, 2020.

All of the subordinated debentures qualify for Tier 2 regulatory capital treatment at the Company level under applicable regulatory guidelines.

On July 8, 2021, the Company announced the completion of a private placement of $30.0 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. The Company intends to use the net proceeds it received from the sale of the notes for general corporate purposes, including support for organic growth plans, support for bank level capital ratios and possible redemption or repurchase of currently outstanding indebtedness.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at June 30, 2021:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$2,142,381	$—	$—	$—	$2,142,381
Time Deposits	193,002	130,768	211,815	42,940	578,525
FHLB Advances	15,000	15,000	23,500	4,000	57,500
Subordinated Debentures	—	—	—	75,000	75,000
Commitment to Fund Tax Credit Investments	967	—	—	—	967
Operating Lease Obligations	509	987	978	697	3,171
Totals	$2,351,859	$146,755	$236,293	$122,637	$2,857,544

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

Shareholders’ Equity

Shareholders’ equity at June 30, 2021 was $290.8 million, an increase of $25.4 million, or 9.6%, over shareholders’ equity of $265.4 million at December 31, 2020, primarily due to $21.7 million of net income and a $2.7 million increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income primarily resulted from interest rate fluctuations between periods.

Stock Repurchase Program. During the three and six months ended June 30, 2021, the Company repurchased -0- and 16,618 shares of its common stock, respectively, representing less than 1% of the Company’s outstanding shares. Shares were repurchased at a weighted average price of $12.50 for a total of $208,000. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At June 30, 2021, the remaining amount that could be used to repurchase shares under the stock repurchase program was $14.5 million.

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

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2021. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$388,317	13.49%	$230,349	8.00%	$302,333	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	278,388	9.67	172,762	6.00	244,746	8.50	N/A	N/A
Common Equity Tier 1 Capital	278,388	9.67	129,571	4.50	201,555	7.00	N/A	N/A
Tier 1 Leverage Ratio	278,388	9.08	122,618	4.00	122,618	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$359,586	12.49%	$230,314	8.00%	$302,287	10.50%	$287,892	10.00%
Tier 1 Risk-Based Capital	323,575	11.24	172,735	6.00	244,708	8.50	230,314	8.00
Common Equity Tier 1 Capital	323,575	11.24	129,551	4.50	201,524	7.00	187,130	6.50
Tier 1 Leverage Ratio	323,575	10.57	122,507	4.00	122,507	4.00	153,133	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$360,198	14.58%	$197,604	8.00%	$259,355	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	255,530	10.35	148,203	6.00	209,954	8.50	N/A	N/A
Common Equity Tier 1 Capital	255,530	10.35	111,152	4.50	172,904	7.00	N/A	N/A
Tier 1 Leverage Ratio	255,530	9.28	110,168	4.00	110,168	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$330,380	13.37%	$197,629	8.00%	$259,388	10.50%	$247,036	10.00%
Tier 1 Risk-Based Capital	299,447	12.12	148,222	6.00	209,981	8.50	197,629	8.00
Common Equity Tier 1 Capital	299,447	12.12	111,166	4.50	172,925	7.00	160,574	6.50
Tier 1 Leverage Ratio	299,447	10.89	109,972	4.00	109,972	4.00	137,465	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules require a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At June 30, 2021, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$344,308	$456,606	$243,988	$400,350
Letters of Credit	11,565	90,890	10,954	79,252
Totals	$355,873	$547,496	$254,942	$479,602

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

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of June 30, 2021, the Company had no borrowings outstanding through the AFX. The Bank has also established additional borrowing capacity through the Federal Reserve Bank’s PPPLF, where it can pledge PPP loans to borrow an equal amount of funds. As of June 30, 2021, the Company had no borrowings outstanding through this facility and $99.1 million of PPP loans available to pledge. The facility is available through July 30, 2021.

The following tables provide a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	June 30, 2021	December 31, 2020

(Dollars in thousands)
Cash and Cash Equivalents	$83,141	$145,348
Securities Available for Sale	402,786	390,629
Total Primary Liquidity	$485,927	$535,977
Ratio of Primary Liquidity to Total Deposits	17.9%	21.4%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	June 30, 2021	December 31, 2020
(Dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$508,461	$361,236
Net Secured Borrowing Capacity with the Federal Reserve Bank	94,567	76,830
Unsecured Borrowing Capacity with Correspondent Lenders	191,000	143,000
Secured Borrowing Capacity with Correspondent Lender	25,000	—
Total Secondary Liquidity	$819,028	$581,066
Ratio of Primary and Secondary Liquidity to Total Deposits	48.0%	44.7%

During the six months ended June 30, 2021, primary liquidity decreased by $50.1 million due to a $62.2 million decrease in cash and cash equivalents, offset partially by a $12.2 million increase in securities available for sale, when compared to December 31, 2020. Secondary liquidity increased by $238.0 million as of June 30, 2021 when compared to December 31, 2020, due to a $147.2 million increase in the borrowing capacity on the secured borrowing line with the FHLB, a $17.7 million increase in the borrowing capacity on the secured credit line with the Federal Reserve Bank, a $48.0 million increase in unsecured borrowing capacity with correspondent lenders, and a $25.0 million increase from the addition of a secured revolving line of credit with a correspondent lender.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At June 30, 2021, core deposits totaled approximately $2.21 billion and represented 81.2% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At June 30, 2021, brokered deposits totaled $447.4 million, consisting of $221.7 million of brokered time deposits and $225.7 million of non-maturity brokered money market and transaction accounts. At December 31, 2020, brokered deposits totaled $452.3 million, consisting of $292.6 million of brokered time deposits and $159.7 million of non-maturity brokered money market and transaction accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of June 30, 2021, the Company was in compliance with all established liquidity guidelines in the policy.

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

Reconciliations of non-GAAP disclosures used in this report to the comparable GAAP measures are provided in the following tables.

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
(dollars in thousands)
Pre-Provision Net Revenue
Noninterest Income	$1,603	$1,008	$986	$1,157	$1,977	$2,611	$3,696
Less: Gain on sales of Securities	(702)	—	(30)	(109)	(1,361)	(702)	(1,364)
Total Operating Noninterest Income	901	1,008	956	1,048	616	1,909	2,332
Plus: Net Interest income	26,288	25,395	24,841	21,679	21,342	51,683	41,444
Net Operating Revenue	$27,189	$26,403	$25,797	$22,727	$21,958	$53,592	$43,776

Noninterest Expense	$11,477	$10,923	$15,258	$9,672	$10,711	$22,400	$20,457
Less: Amortization of Tax Credit Investments	(140)	(118)	(146)	(145)	(362)	(258)	(447)
Less: FHLB Advance Prepayment Fees	—	—	(5,613)	—	(1,430)	—	(1,430)
Total Operating Noninterest Expense	$11,337	$10,805	$9,499	$9,527	$8,919	$22,142	$18,580

Pre-Provision Net Revenue	$15,852	$15,598	$16,298	$13,200	$13,039	$31,450	$25,196

Plus:
Non-Operating Revenue Adjustments	702	—	30	109	1,361	702	1,364
Less:
Provision for Loan Losses	1,600	1,100	3,900	3,750	3,000	2,700	5,100
Non-Operating Expense Adjustments	140	118	5,759	145	1,792	258	1,877
Provision for Income Taxes	3,821	3,709	1,690	2,240	2,010	7,530	4,542
Net Income	$10,993	$10,671	$4,979	$7,174	$7,598	$21,664	$15,041

Average Assets	$3,076,712	$2,940,262	$2,816,032	$2,711,755	$2,622,272	$3,008,864	$2,469,656
Pre-Provision Net Revenue Return on Average Assets	2.07%	2.15%	2.30%	1.94%	2.00%	2.11%	2.05%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
(dollars in thousands)
Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$26,495	$25,609	$25,051	$21,898	$21,581	$52,105	$41,935
Less: Loan Fees	(1,023)	(1,202)	(1,514)	(1,198)	(1,264)	(2,225)	(2,571)
Less: PPP Interest and Fees	(1,767)	(1,864)	(2,097)	(1,173)	(873)	(3,631)	(873)
Core Net Interest Income	$23,705	$22,543	$21,440	$19,527	$19,444	$46,249	$38,491

Average Interest Earning Assets	3,019,437	2,883,084	2,759,543	2,655,882	2,567,292	2,951,636	2,422,448
Less: Average PPP Loans	(149,312)	(148,881)	(165,099)	(181,397)	(139,235)	(149,098)	(70,037)
Core Average Interest Earning Assets	$2,870,125	$2,734,203	$2,594,444	$2,474,485	$2,428,057	$2,802,538	$2,352,411
Core Net Interest Margin	3.31%	3.34%	3.29%	3.14%	3.22%	3.33%	3.29%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
(dollars in thousands)
Efficiency Ratio
Noninterest Expense	$11,477	$10,923	$15,258	$9,672	$10,711	$22,400	$20,457
Less: Amortization of Intangible Assets	(47)	(48)	(48)	(48)	(47)	(95)	(95)
Adjusted Noninterest Expense	$11,430	$10,875	$15,210	$9,624	$10,664	$22,305	$20,362
Net Interest Income	26,288	25,395	24,841	21,679	21,342	51,683	41,444
Noninterest Income	1,603	1,008	986	1,157	1,977	2,611	3,696
Less: Gain on Sales of Securities	(702)	—	(30)	(109)	(1,361)	(702)	(1,364)
Adjusted Operating Revenue	$27,189	$26,403	$25,797	$22,727	$21,958	$53,592	$43,776
Efficiency Ratio	42.0%	41.2%	59.0%	42.3%	48.6%	41.6%	46.5%

Adjusted Efficiency Ratio
Noninterest Expense	$11,477	$10,923	$15,258	$9,672	$10,711	$22,400	$20,457

Less: Amortization of Tax Credit Investments	(140)	(118)	(146)	(145)	(362)	(258)	(447)
Less: FHLB Advance Prepayment Fees	—	—	(5,613)	—	(1,430)	—	(1,430)
Less: Amortization of Intangible Assets	(47)	(48)	(48)	(48)	(47)	(95)	(95)
Adjusted Noninterest Expense	$11,290	$10,757	$9,451	$9,479	$8,872	$22,047	$18,485
Net Interest Income	26,288	25,395	24,841	21,679	21,342	51,683	41,444
Noninterest Income	1,603	1,008	986	1,157	1,977	2,611	3,696
Less: Gain on Sales of Securities	(702)	—	(30)	(109)	(1,361)	(702)	(1,364)
Adjusted Operating Revenue	$27,189	$26,403	$25,797	$22,727	$21,958	$53,592	$43,776
Adjusted Efficiency Ratio	41.5%	40.7%	36.6%	41.7%	40.4%	41.1%	42.2%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
(dollars in thousands)
Adjusted Noninterest Expense to Average Assets
Noninterest Expense	$11,447	$10,923	$15,258	$9,672	$10,711	$22,400	$20,457
Less: Amortization of Tax Credit Investments	(140)	(118)	(146)	(145)	(362)	(258)	(447)
Less: FHLB Advance Prepayment Fees	—	—	(5,613)	—	(1,430)	—	(1,430)
Adjusted Noninterest Expense	$11,307	$10,805	$9,499	$9,527	$8,919	$22,142	$18,580

Average Assets	$3,076,712	$2,940,262	$2,816,032	$2,711,755	$2,622,272	$3,008,864	$2,469,656
Adjusted Noninterest Expense to Average Assets	1.48%	1.49%	1.34%	1.40%	1.37%	1.48%	1.51%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
(dollars in thousands)
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Common Equity	$290,830	$279,171	$265,405	$265,432	$257,190
Less: Intangible Assets	(3,200)	(3,248)	(3,296)	(3,344)	(3,391)
Tangible Common Equity	$287,630	$275,923	$262,109	$262,088	$253,799

Total Assets	$3,162,612	$3,072,359	$2,927,345	$2,774,564	$2,754,463
Less: Intangible Assets	(3,200)	(3,248)	(3,296)	(3,344)	(3,391)
Tangible Assets	$3,159,412	$3,069,111	$2,924,049	$2,771,220	$2,751,072
Tangible Common Equity/Tangible Assets	9.10%	8.99%	8.96%	9.46%	9.23%

Tangible Book Value Per Share
Book Value Per Common Share	$10.33	$9.92	$9.43	$9.25	$8.92
Less: Effects of Intangible Assets	(0.11)	(0.12)	(0.12)	(0.12)	(0.12)
Tangible Book Value Per Common Share	$10.22	$9.80	$9.31	$9.13	$8.80

Return on Average Tangible Common Equity
Net Income	$10,993	$10,671	$4,979	$7,174	$7,598	$21,664	$15,041

Average Common Equity	$286,311	$272,729	$265,716	$263,195	$255,109	$279,558	$252,955
Less: Effects of Average Intangible Assets	(3,228)	(3,276)	(3,323)	(3,371)	(3,419)	(3,251)	(3,442)
Average Tangible Common Equity	$283,083	$269,453	$262,393	$259,824	$251,690	$276,307	$249,513
Return on Average Tangible Common Equity	15.58%	16.06%	7.55%	10.98%	12.14%	15.81%	12.12%

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At June 30, 2021 and December 31, 2020, these cash flow hedges had a total notional amount of $185.0 million and $161.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2021 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

	June 30, 2021		December 31, 2020
Change (basis points) in Interest Rates	Forecasted Net	Percentage Change	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base	Interest Income	from Base
+400	$102,185	5.30%	$91,046	10.03%
+300	100,629	3.69	88,698	7.19
+200	98,964	1.98	86,241	4.22
+100	97,547	0.52	84,195	1.75
0	97,045	—	82,747	—
−100	94,373	(2.75)	81,780	(1.17)

The table above indicates that as of June 30, 2021, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 5.30% increase in net interest income. In the event of an immediate 100 basis point decrease in interest rates, the Company would experience a 2.75% decrease in net interest income.

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

LIBOR Transition

LIBOR is used as an index rate for the Company’s interest rate swaps and caps, a portion of its subordinated debt, various investment securities and approximately 9.1% of the Company’s loans as of June 30, 2021. It is expected that the number of institutions that have been reporting information used to set LIBOR will stop doing so starting after December 31, 2021 through June 30, 2023 when their reporting commitment ends. As a result, LIBOR may no longer be available as an index or may be seen as no longer representative of the market. Alternative reference rates are being identified, but existing contracts may not have been written to allow the use of these alternatives. The Company is evaluating the risks related to this transition and its evaluation and mitigation of risks related to the discontinuation of LIBOR may span several reporting periods through 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2021, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
4.1

Indenture, dated July 8, 2021, by and between Bridgewater Bancshares, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 filed with the Form 8-K on July 8, 2021).

4.2

Forms of 3.25% Fixed-to-Floating Rate Subordinated Note due July 15, 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1 hereto and incorporated by reference to Exhibit 4.1 filed with the Form 8-K on July 8, 2021).

10.1

Form of Subordinated Note Purchase Agreement, dated July 8, 2021, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on July 8, 2021).

10.2

Form of Registration Rights Agreement, dated July 8, 2021, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on July 8, 2021).

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended June 30, 2021 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: July 30, 2021	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: July 30, 2021	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)