Form 10-Q
period 2021-09-30
Bridgewater Bancshares Inc
filed 2021-11-04
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.01 Par Value	BWB	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/100th interest in a share of 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share	BWBBP	The Nasdaq Stock Market LLC

The number of shares of the Common Stock outstanding as of November 1, 2021 was 28,066,822.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$189,502	$160,675
Bank-Owned Certificates of Deposit	1,877	2,860
Securities Available for Sale, at Fair Value	413,149	390,629
Loans, Net of Allowance for Loan Losses of $38,901 at September 30, 2021 (unaudited) and $34,841 at December 31, 2020	2,662,912	2,282,436
Federal Home Loan Bank (FHLB) Stock, at Cost	5,442	5,027
Premises and Equipment, Net	49,803	50,987
Accrued Interest	8,550	9,172
Goodwill	2,626	2,626
Other Intangible Assets, Net	527	670
Other Assets	54,737	22,263
Total Assets	$3,389,125	$2,927,345

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$846,490	$671,903
Interest Bearing	2,007,667	1,829,733
Total Deposits	2,854,157	2,501,636
Notes Payable	—	11,000
FHLB Advances	47,500	57,500
Subordinated Debentures, Net of Issuance Costs	92,153	73,739
Accrued Interest Payable	1,656	1,615
Other Liabilities	25,856	16,450
Total Liabilities	3,021,322	2,661,940

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 2,760,000 Series A shares ($25 liquidation preference) at September 30, 2021 (unaudited) and -0- at December 31, 2020	66,515	—
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 28,066,822 at September 30, 2021 (unaudited) and 28,143,493 at December 31, 2020	281	281
Additional Paid-In Capital	103,471	103,714
Retained Earnings	188,004	154,831
Accumulated Other Comprehensive Income	9,532	6,579
Total Shareholders' Equity	367,803	265,405
Total Liabilities and Equity	$3,389,125	$2,927,345

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME
Loans, Including Fees	$31,049	$26,224	$87,705	$77,250
Investment Securities	2,333	2,100	7,065	6,387
Other	135	169	334	490
Total Interest Income	33,517	28,493	95,104	84,127

INTEREST EXPENSE
Deposits	3,417	4,840	10,601	15,734
Notes Payable	—	108	61	334
FHLB Advances	213	748	669	2,839
Subordinated Debentures	1,214	1,118	3,411	1,990
Federal Funds Purchased	—	—	6	107
Total Interest Expense	4,844	6,814	14,748	21,004

NET INTEREST INCOME	28,673	21,679	80,356	63,123
Provision for Loan Losses	1,300	3,750	4,000	8,850

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	27,373	17,929	76,356	54,273

NONINTEREST INCOME
Customer Service Fees	268	200	733	575
Net Gain on Sales of Available for Sale Securities	48	109	750	1,473
Other Income	1,094	848	2,538	2,805
Total Noninterest Income	1,410	1,157	4,021	4,853

NONINTEREST EXPENSE
Salaries and Employee Benefits	8,309	6,550	22,923	19,352
Occupancy and Equipment	942	894	2,977	2,279
Other Expense	3,985	2,228	9,736	8,498
Total Noninterest Expense	13,236	9,672	35,636	30,129

INCOME BEFORE INCOME TAXES	15,547	9,414	44,741	28,997
Provision for Income Taxes	4,038	2,240	11,568	6,782
NET INCOME	$11,509	$7,174	$33,173	$22,215

EARNINGS PER SHARE
Basic	$0.41	$0.25	$1.18	$0.77
Diluted	0.40	0.25	1.14	0.76

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Income	$11,509	$7,174	$33,173	$22,215
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	(237)	2,276	114	5,397
Unrealized Gains (Losses) on Cash Flow Hedges	242	7	3,295	(3,593)
Reclassification Adjustment for (Gains) Losses Realized in Income	358	204	329	(1,160)
Income Tax Impact	(73)	(522)	(785)	(135)
Total Other Comprehensive Income, Net of Tax	290	1,965	2,953	509
Comprehensive Income	$11,799	$9,139	$36,126	$22,724

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Nine Months Ended September 30, 2021 and 2020

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Income	Total

BALANCE June 30, 2020	$—	28,837,560	$288	$110,906	$142,678	$3,318	$257,190
Stock-based Compensation	—	7,399	—	384	—	—	384
Comprehensive Income	—	—	—	—	7,174	1,965	9,139
Stock Options Exercised	—	2,000	—	15	—	—	15
Stock Repurchases	—	(137,984)	(1)	(1,295)	—	—	(1,296)
Issuance of Restricted Stock Awards	—	5,000	—	—	—	—	—
Forfeiture of Restricted Stock Awards	—	(3,200)	—	—	—	—	—
BALANCE September 30, 2020	$—	28,710,775	$287	$110,010	$149,852	$5,283	$265,432

BALANCE June 30, 2021	$—	28,162,777	$282	$104,811	$176,495	$9,242	$290,830
Stock-based Compensation	—	4,552	—	608	—	—	608
Comprehensive Income	—	—	—	—	11,509	290	11,799
Preferred Stock Offering, Net of Issuance Costs	66,515	—	—	—	—	—	66,515
Stock Options Exercised	—	26,000	—	89	—	—	89
Stock Repurchases	—	(126,507)	(1)	(2,037)	—	—	(2,038)
BALANCE September 30, 2021	$66,515	28,066,822	$281	$103,471	$188,004	$9,532	$367,803

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Nine Months Ended	Stock	Shares	Amount	Capital	Earnings	Income	Total

BALANCE December 31, 2019	$—	28,973,572	$290	$112,093	$127,637	$4,774	$244,794
Stock-based Compensation	—	22,610	—	1,206	—	—	1,206
Comprehensive Income	—	—	—	—	22,215	509	22,724
Stock Options Exercised	—	17,500	—	54	—	—	54
Stock Repurchases	—	(315,848)	(3)	(3,343)	—	—	(3,346)
Issuance of Restricted Stock Awards	—	16,141	—	—	—	—	—
Forfeiture of Restricted Stock Awards	—	(3,200)	—	—	—	—	—
BALANCE September 30, 2020	$—	28,710,775	$287	$110,010	$149,852	$5,283	$265,432

BALANCE December 31, 2020		28,143,493	$281	$103,714	$154,831	$6,579	$265,405
Stock-based Compensation	$—	14,408	—	1,765		—	1,765
Comprehensive Income	—	—	—	—	33,173	2,953	36,126
Preferred Stock Offering, Net of Issuance Costs	66,515	—	—	—	—	—	66,515
Stock Options Exercised	—	52,400	1	242	—	—	243
Stock Repurchases	—	(143,125)	(1)	(2,245)	—	—	(2,246)
Restricted Shares Withheld for Taxes	—	(354)	—	(5)	—	—	(5)
BALANCE September 30, 2021	$66,515	28,066,822	$281	$103,471	$188,004	$9,532	$367,803

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$33,173	$22,215
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used for) Operating Activities:
Net Amortization on Securities Available for Sale	2,567	1,891
Net Gain on Sales of Securities Available for Sale	(750)	(1,473)
Provision for Loan Losses	4,000	8,850
Depreciation of Premises and Equipment	1,755	660
Loss on Sale of Premises and Equipment	—	2
Amortization of Other Intangible Assets	143	143
Amortization of Subordinated Debt Issuance Costs	299	138
Stock-based Compensation	1,765	1,206
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(6,957)	(3,993)
Accrued Interest Payable and Other Liabilities	7,876	(11,716)
Net Cash Provided by Operating Activities	43,871	17,923

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-Owned Certificates of Deposit	983	(208)
Proceeds from Sales of Securities Available for Sale	11,877	38,832
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	33,250	23,629
Purchases of Securities Available for Sale	(64,669)	(140,974)
Net Increase in Loans	(384,476)	(342,464)
Net (Increase) Decrease in FHLB Stock	(415)	7
Purchases of Premises and Equipment	(571)	(22,040)
Proceeds from Sales of Foreclosed Assets	—	134
Purchase of Bank-Owned Life Insurance	(25,166)	—
Net Cash Used in Investing Activities	(429,187)	(443,084)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	352,521	449,734
Principal Payments on Notes Payable	(11,000)	(1,500)
Proceeds from FHLB Advances	—	96,000
Principal Payments on FHLB Advances	(10,000)	(105,000)
Issuance of Preferred Stock, net of Issuance Costs	66,515	—
Issuance of Subordinated Debt, net of Issuance Costs	29,365	48,794
Redemption of Subordinated Debt	(11,250)	—
Stock Options Exercised	243	54
Stock Repurchases	(2,246)	(3,346)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(5)	—
Net Cash Provided by Financing Activities	414,143	484,736

NET CHANGE IN CASH AND CASH EQUIVALENTS	28,827	59,575
Cash and Cash Equivalents Beginning	160,675	31,935
Cash and Cash Equivalents Ending	$189,502	$91,510

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$14,408	$20,766
Cash Paid for Income Taxes	15,176	7,917
Loans Transferred to Foreclosed Assets	—	134
Premises and Equipment Transferred to Other Assets	—	121
Net Investment Securities Purchased but Not Settled	5,432	2,059

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three and nine-month periods ended September 30, 2021 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021.

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

Subsequent Events

Subsequent events have been evaluated through November 4, 2021, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of stock compensation. For the three and nine months ended September 30, 2021, stock options, restricted stock awards and restricted stock units of approximately 55,000 and 55,000, respectively, were excluded from the calculation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2020, stock options and restricted stock awards of approximately 557,000 and 557,000, respectively, were excluded from the calculation because their effect would have been anti-dilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income Available to Common Shareholders	$11,509	$7,174	$33,173	$22,215
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	28,047,280	28,683,855	28,035,246	28,717,142
Dilutive Effect of Stock Compensation	1,063,267	490,746	1,042,604	583,621
Weighted Average Common Stock Outstanding (Dilutive)	29,110,547	29,174,601	29,077,850	29,300,763

Basic Earnings per Common Share	$0.41	$0.25	$1.18	$0.77
Diluted Earnings per Common Share	0.40	0.25	1.14	0.76

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at September 30, 2021 and December 31, 2020:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$1,007	$1	$—	$1,008
Municipal Bonds	129,730	7,662	(507)	136,885
Mortgage-Backed Securities	126,271	1,452	(1,711)	126,012
Corporate Securities	74,455	2,938	(147)	77,246
SBA Securities	33,220	97	(209)	33,108
Asset-Backed Securities	37,550	1,390	(50)	38,890
Total Securities Available for Sale	$402,233	$13,540	$(2,624)	$413,149

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$105,975	$9,373	$(336)	$115,012
Mortgage-Backed Securities	123,395	2,029	(1,164)	124,260
Corporate Securities	71,116	1,240	(201)	72,155
SBA Securities	40,455	32	(380)	40,107
Asset-Backed Securities	38,135	976	(16)	39,095
Total Securities Available for Sale	$379,076	$13,650	$(2,097)	$390,629

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2021
Municipal Bonds	$26,462	$(435)	$3,764	$(72)	$30,226	$(507)
Mortgage-Backed Securities	36,734	(719)	24,669	(992)	61,403	(1,711)
Corporate Securities	9,656	(123)	1,476	(24)	11,132	(147)
SBA Securities	2,783	(2)	17,689	(207)	20,472	(209)
Asset-Backed Securities	1,566	(50)	—	—	1,566	(50)
Total Securities Available for Sale	$77,201	$(1,329)	$47,598	$(1,295)	$124,799	$(2,624)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2020
Municipal Bonds	$12,023	$(329)	$223	$(7)	$12,246	$(336)
Mortgage-Backed Securities	45,120	(1,163)	1,699	(1)	46,819	(1,164)
Corporate Securities	23,643	(131)	2,430	(70)	26,073	(201)
SBA Securities	3,288	(3)	28,193	(377)	31,481	(380)
Asset-Backed Securities	2,471	(16)	—	—	2,471	(16)
Total Securities Available for Sale	$86,545	$(1,642)	$32,545	$(455)	$119,090	$(2,097)

At September 30, 2021, 154 debt securities had unrealized losses with aggregate depreciation of approximately 2.1% from the Company’s amortized cost basis. At December 31, 2020, 150 debt securities had unrealized losses with aggregate depreciation of approximately 1.7% from the Company’s amortized cost basis. These unrealized losses related principally to changes in interest rates and were not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold these debt securities for the foreseeable future, no declines were deemed to be other than temporary as of September 30, 2021.

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of September 30, 2021. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

September 30, 2021	Amortized Cost	Fair Value
Due in One Year or Less	$8,325	$8,425
Due After One Year Through Five Years	79,077	83,142
Due After Five Years Through 10 Years	71,434	75,398
Due After 10 Years	46,356	48,174
Subtotal	205,192	215,139
Mortgage-Backed Securities	126,271	126,012
SBA Securities	33,220	33,108
Asset-Backed Securities	37,550	38,890
Totals	$402,233	$413,149

As of September 30, 2021 and December 31, 2020, the securities portfolio was unencumbered.

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Proceeds From Sales of Securities	$4,119	$4,794	$11,877	$38,832
Gross Gains on Sales	498	123	1,200	1,561
Gross Losses on Sales	(450)	(14)	(450)	(88)

Note 4: Loans

The following table presents the components of the loan portfolio at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Commercial	$350,081	$304,220
Paycheck Protection Program	54,190	138,454
Construction and Land Development	257,167	170,217
Real Estate Mortgage:
1-4 Family Mortgage	290,535	294,479
Multifamily	865,172	626,465
CRE Owner Occupied	101,834	75,604
CRE Non-owner Occupied	786,271	709,300
Total Real Estate Mortgage Loans	2,043,812	1,705,848
Consumer and Other	6,762	7,689
Total Loans, Gross	2,712,012	2,326,428
Allowance for Loan Losses	(38,901)	(34,841)
Net Deferred Loan Fees	(10,199)	(9,151)
Total Loans, Net	$2,662,912	$2,282,436

The following table presents the activity in the allowance for loan losses, by segment, for the three months ended September 30, 2021 and 2020:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Three Months Ended September 30, 2021	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$6,525	$50	$3,427	$3,502	$11,150	$1,244	$11,018	$220	$455	$37,591
Provision for Loan Losses	171	(23)	47	33	816	179	3	(37)	111	1,300
Loans Charged-off	(6)	—	—	—	—	—	—	(14)	—	(20)
Recoveries of Loans	12	—	—	18	—	—	—	—	—	30
Total Ending Allowance Balance	$6,702	$27	$3,474	$3,553	$11,966	$1,423	$11,021	$169	$566	$38,901

Three Months Ended September 30, 2020
Allowance for Loan Losses:
Beginning Balance	$5,192	$90	$2,173	$3,322	$6,697	$964	$8,323	$174	$698	$27,633
Provision for Loan Losses	115	1	63	384	1,622	140	1,177	3	245	3,750
Loans Charged-off	(5)	—	—	—	—	—	—	(1)	—	(6)
Recoveries of Loans	1	—	—	3	—	—	—	—	—	4
Total Ending Allowance Balance	$5,303	$91	$2,236	$3,709	$8,319	$1,104	$9,500	$176	$943	$31,381

The following table presents the activity in the allowance for loan losses, by segment, for the nine months ended September 30, 2021 and 2020:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Nine Months Ended September 30, 2021	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$5,703	$70	$2,491	$3,972	$9,517	$1,162	$10,991	$203	$732	$34,841
Provision for Loan Losses	971	(43)	983	(437)	2,449	229	30	(16)	(166)	4,000
Loans Charged-off	(6)	—	—	(5)	—	—	—	(26)	—	(37)
Recoveries of Loans	34	—	—	23	—	32	—	8	—	97
Total Ending Allowance Balance	$6,702	$27	$3,474	$3,553	$11,966	$1,423	$11,021	$169	$566	$38,901

Nine Months Ended September 30, 2020
Allowance for Loan Losses:
Beginning Balance	$3,058	$—	$2,202	$2,839	$5,824	$792	$6,972	$85	$754	$22,526
Provision for Loan Losses	2,279	91	34	819	2,495	312	2,528	103	189	8,850
Loans Charged-off	(39)	—	—	—	—	—	—	(15)	—	(54)
Recoveries of Loans	5	—	—	51	—	—	—	3	—	59
Total Ending Allowance Balance	$5,303	$91	$2,236	$3,709	$8,319	$1,104	$9,500	$176	$943	$31,381

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of September 30, 2021 and December 31, 2020:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Allowance for Loan Losses at September 30, 2021	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Individually Evaluated for Impairment	$266	$—	$—	$—	$—	$—	$—	$—	$—	$266
Collectively Evaluated for Impairment	6,436	27	3,474	3,553	11,966	1,423	11,021	169	566	38,635
Totals	$6,702	$27	$3,474	$3,553	$11,966	$1,423	$11,021	$169	$566	$38,901

Allowance for Loan Losses at December 31, 2020
Individually Evaluated for Impairment	$37	$—	$—	$—	$—	$—	$—	$13	$—	$50
Collectively Evaluated for Impairment	5,666	70	2,491	3,972	9,517	1,162	10,991	190	732	34,791
Totals	$5,703	$70	$2,491	$3,972	$9,517	$1,162	$10,991	$203	$732	$34,841

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
Loans at September 30, 2021	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Individually Evaluated for Impairment	$1,203	$—	$134	$1,346	$—	$841	$4,218	$—	$7,742
Collectively Evaluated for Impairment	348,878	54,190	257,033	289,189	865,172	100,993	782,053	6,762	2,704,270
Totals	$350,081	$54,190	$257,167	$290,535	$865,172	$101,834	$786,271	$6,762	$2,712,012

Loans at December 31, 2020
Individually Evaluated for Impairment	$239	$—	$156	$1,498	$—	$870	$12,388	$13	$15,164
Collectively Evaluated for Impairment	303,981	138,454	170,061	292,981	626,465	74,734	696,912	7,676	2,311,264
Totals	$304,220	$138,454	$170,217	$294,479	$626,465	$75,604	$709,300	$7,689	$2,326,428

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Commercial	$50	$50	$—	$122	$122	$—
Construction and Land Development	134	741	—	156	763	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	884	884	—	884	884	—
1st REM - Rentals	462	462	—	614	614	—
CRE Owner Occupied	841	879	—	870	870	—
CRE Non Owner Occupied	4,218	4,218	—	12,388	12,388	—
Totals	6,589	7,234	—	15,034	15,641	—

Loans With An Allowance for Loan Losses:
Commercial	1,153	1,153	266	117	120	37
Consumer and Other	—	—	—	13	13	13
Totals	1,153	1,153	266	130	133	50
Grand Totals	$7,742	$8,387	$266	$15,164	$15,774	$50

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$50	$1	$272	$4	$50	$3	$277	$9
Construction and Land Development	137	—	162	—	144	—	168	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	884	12	865	11	884	34	804	31
1st REM - Rentals	465	6	748	8	470	18	753	21
CRE Owner Occupied	867	3	1,594	21	868	9	1,602	65
CRE Non Owner Occupied	4,232	54	12,115	172	4,262	161	12,145	514
Totals	6,635	76	15,756	216	6,678	225	15,749	640

Loans With An Allowance for Loan Losses:
Commercial	1,154	14	121	1	1,155	40	124	2
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	—	—	144	—	—	—	144	—
Consumer and Other	—	—	13	—	—	—	13	1
Totals	1,154	14	278	1	1,155	40	281	3
Grand Totals	$7,789	$90	$16,034	$217	$7,833	$265	$16,030	$643

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

The following tables present the risk category of loans by loan segment as of September 30, 2021 and December 31, 2020, based on the most recent analysis performed by management:

	September 30, 2021
	Pass	Watch	Substandard	Total
Commercial	$323,787	$25,091	$1,203	$350,081
Paycheck Protection Program	54,190	—	—	54,190
Construction and Land Development	257,033	—	134	257,167
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	28,787	—	883	29,670
1st REM - 1-4 Family	46,197	692	—	46,889
LOCs and 2nd REM - Rentals	20,174	18	—	20,192
1st REM - Rentals	193,321	—	463	193,784
Multifamily	865,172	—	—	865,172
CRE Owner Occupied	99,396	1,597	841	101,834
CRE Non-owner Occupied	742,074	39,979	4,218	786,271
Consumer and Other	6,762	—	—	6,762
Totals	$2,636,893	$67,377	$7,742	$2,712,012

	December 31, 2020
	Pass	Watch	Substandard	Total
Commercial	$289,465	$14,516	$239	$304,220
Paycheck Protection Program	138,454	—	—	138,454
Construction and Land Development	170,061	—	156	170,217
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	29,396	—	884	30,280
1st REM - 1-4 Family	41,239	703	—	41,942
LOCs and 2nd REM - Rentals	20,678	—	—	20,678
1st REM - Rentals	200,965	—	614	201,579
Multifamily	626,465	—	—	626,465
CRE Owner Occupied	74,734	—	870	75,604
CRE Non-owner Occupied	667,336	29,576	12,388	709,300
Consumer and Other	7,676	—	13	7,689
Totals	$2,266,469	$44,795	$15,164	$2,326,428

The following tables present the aging of the recorded investment in past due loans by loan segment as of September 30, 2021 and December 31, 2020:

	Accruing Interest
		30-89 Days	90 Days or
September 30, 2021	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$350,081	$—	$—	$—	$350,081
Paycheck Protection Program	54,190	—	—		54,190
Construction and Land Development	257,033	—	—	134	257,167
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	29,670	—	—	—	29,670
1st REM - 1-4 Family	46,871	18	—	—	46,889
LOCs and 2nd REM - Rentals	20,192	—	—	—	20,192
1st REM - Rentals	193,784	—	—	—	193,784
Multifamily	865,172	—	—	—	865,172
CRE Owner Occupied	101,234	—	—	600	101,834
CRE Non-owner Occupied	786,271	—	—	—	786,271
Consumer and Other	6,762	—	—	—	6,762
Totals	$2,711,260	$18	$—	$734	$2,712,012

	Accruing Interest
		30-89 Days	90 Days or
December 31, 2020	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$304,211	$3	$—	$6	$304,220
Paycheck Protection Program	138,454	—	—	—	138,454
Construction and Land Development	170,061	—	—	156	170,217
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,280	—	—	—	30,280
1st REM - 1-4 Family	41,942	—	—	—	41,942
LOCs and 2nd REM - Rentals	20,668	10	—	—	20,678
1st REM - Rentals	201,579	—	—	—	201,579
Multifamily	626,465	—	—	—	626,465
CRE Owner Occupied	74,991	—	—	613	75,604
CRE Non-owner Occupied	709,300	—	—	—	709,300
Consumer and Other	7,689	—	—	—	7,689
Totals	$2,325,640	$13	$—	$775	$2,326,428

At September 30, 2021, there were four loans classified as troubled debt restructurings with total aggregate outstanding balances of $1,440. In comparison, at December 31, 2020, there were three loans classified as troubled debt restructurings with total aggregate outstanding balances of $421. There was one new loan classified as a troubled debt restructuring during the nine month period ended September 30, 2021, and no loans classified as troubled debt restructurings during the previous twelve months subsequently defaulted during the nine months ended September 30, 2021.

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

The following table presents a summary of active loan modifications made in response to the COVID-19 pandemic, by loan segment and modification type, as of September 30, 2021:

	Interest-Only		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$320	2	$4,764	1	$5,084	3
Real Estate Mortgage:
CRE Owner Occupied	638	3	—	—	638	3
CRE Nonowner Occupied	29,639	7	—	—	29,639	7
Totals	$30,597	12	$4,764	1	$35,361	13

Note 5: Deposits

The following table presents the composition of deposits at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Transaction Deposits	$1,335,275	$1,038,193
Savings and Money Market Deposits	791,861	657,617
Time Deposits	309,824	353,543
Brokered Deposits	417,197	452,283
Totals	$2,854,157	$2,501,636

Note 6: Notes Payable

On February 25, 2021, the Company’s $11,000 note payable matured and was paid off in full.

On March 1, 2021, the Company entered into a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that was secured by 100% of the issued and outstanding stock of the Bank. The revolving line of credit is for a maximum principal amount of $25,000 and matures on February 28, 2023. Interest accrues on unpaid principal balances at a variable interest rate equal to the greater of the Wall Street Journal Prime Rate in effect or a floor rate of 3.85%. The Company is required to pay quarterly payments of interest on the unpaid principal balance. Principal payments may be made any time prior to the maturity date, on which date all unpaid principal and accrued interest are due and payable. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. As of September 30, 2021, the Company believes it was in compliance with all covenants. As of September 30, 2021, there were no outstanding balances under the revolving line of credit.

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

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or client owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the client or counterparty and therefore, the Company has no credit risk.

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements:
Assets	$49,252	$654	$49,696	$2,701
Liabilities	49,252	(654)	49,696	(2,701)
Total	$98,504	$—	$99,392	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered certificate of deposit, wholesale borrowing, and notes payable portfolios. During the next 12 months, the Company estimates that $1,455 will be reclassified to interest expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Notional Amount	$125,000	$111,000
Weighted Average Pay Rate	1.27%	1.26%
Weighted Average Receive Rate	0.14%	0.22%
Weighted Average Maturity (Years)	4.02	3.95
Net Unrealized Loss	$(683)	$(3,410)

During 2020 and 2021, the Company purchased interest rate caps, designated as cash flow hedges, of certain deposit liabilities, with notional amounts totaling $95,000. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. An initial premium of $2,689 was paid up front for the caps executed in 2020 and an initial premium of $2,465 was paid up front for caps executed in 2021. Amortization on the interest rate caps was $212 and was recorded as a component of interest expense on brokered deposits for the nine months ended September 30, 2021. At September 30, 2021, the weighted average strike price for outstanding interest rate caps was 0.89% and the weighted average maturity was 8.73 years.

The following table presents a summary of the Company’s interest rate contracts as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements:
Assets	$60,000	$969	$5,000	$56
Liabilities	65,000	(1,652)	106,000	(3,466)
Interest Rate Cap Agreements:
Assets	95,000	6,693	50,000	2,834

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of September 30, 2021 and December 31, 2020, the Company pledged cash collateral for the Company’s derivative contracts of $2,099 and $8,526, respectively. In addition, as of September 30, 2021 and December 31, 2020, the Company's interest rate cap counterparties have pledged cash collateral to the Company of $7,390 and $2,700, respectively.

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and nine months ended September 30, 2021 and 2020:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2021	2020	2021	2020
Derivatives in	Location of Loss	Loss		Loss
Cash Flow Hedging	Reclassified from	Reclassified from		Reclassified from
Relationships	AOCI into Income	AOCI into Earnings		AOCI into Earnings
Interest rate swaps	Interest expense	$(290)	$(241)	$(827)	$(313)
Interest rate caps	Interest expense	(116)	—	(252)	—

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three and nine months ended September 30, 2021 and 2020, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 8: Subordinated Debentures

On July 8, 2021, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors and qualified institutional buyers pursuant to which the Company sold and issued $30,000 in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”). The 2031 Notes were issued by the Company to purchasers at a price equal to 100% of their face amount. Issuance costs were $665 and have been netted against subordinated debt on the consolidated balance sheets. These costs are being amortized over five years, which represents the period from issuance to the first optional redemption date of July 15, 2026. Total amortization expense for the three and nine months ended September 30, 2021 was $30, with $635 remaining to be amortized as of September 30, 2021.

The 2031 Notes mature on July 15, 2031, with a fixed rate of 3.25% payable semi-annually for five years to, but excluding July 15, 2026. Thereafter, the interest rate converts to a variable rate, reset quarterly, equal to the three-month term Secured Overnight Financing Rate, or SOFR, plus 252 basis points quarterly in arrears until either the early redemption date or the maturity date. The Notes are redeemable by the Company, in whole or in part, on or after July 15,

2026, and at any time upon the occurrence of certain events. Any redemption by the Company would be at a redemption price equal to 100% of the outstanding amount of the 2031 Notes being redeemed, including any accrued and unpaid interest thereon.

On June 19, 2020, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors and qualified institutional buyers pursuant to which the Company sold and issued $50,000 in aggregate principal amount of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”). The 2030 Notes were issued by the Company to purchasers at a price equal to 100% of their face amount. Issuance costs were $1,127 and have been netted against subordinated debt on the consolidated balance sheets. These costs are being amortized over five years, which represents the period from issuance to the first redemption date of July 1, 2025. Total amortization expense for the three and nine months ended September 30, 2021 was $61 and $183, respectively, with $914 remaining to be amortized as of September 30, 2021. On October 13, 2020, the Company completed an offer to exchange up to $50,000 total principal amount of the 2030 Notes for substantially identical subordinated notes registered under the Securities Act of 1933, in satisfaction of the Company’s obligations under a registration rights agreement entered into with the initial purchasers of the 2030 Notes. $47,000 of the $50,000 of the 2030 Notes were exchanged in the exchange offer.

The 2030 Notes mature on July 1, 2030, with a fixed rate of 5.25% payable semi-annually for five years until July 1, 2025. Thereafter, the interest rate converts to a variable interest rate, reset quarterly, equal to the three-month term SOFR, plus 513 basis points quarterly in arrears until either the early redemption date or the maturity date. The Notes are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are redeemable by the Company, in whole or in part, on or after July 1, 2025, and at any time upon the occurrence of certain events. Any redemption by the Company would be at a redemption price equal to 100% of the outstanding amount of the 2030 Notes being redeemed, including any accrued and unpaid interest thereon.

On July 12, 2017, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors whereby the Company sold and issued $25,000 in aggregate principal amount of 5.875% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “2027 Notes”). The 2027 Notes were issued by the Company to the purchasers at a price equal to 100% of their face amount. Issuance costs were $516 and have been netted against subordinated debt on the consolidated balance sheets. These costs are being amortized over five years, which represents the period from issuance to the first redemption date of July 15, 2022. The total amortization expense for the three and nine months ended September 30, 2021 was $65 and $116, respectively, with $47 remaining to be amortized as of September 30, 2021. In July of 2021, the Company redeemed $11,250 of the 2027 Notes. The early redemption of the subordinated debentures was recorded as a loss on the extinguishment of subordinated debt, included in noninterest expense, in the amount of $582, consisting of $532 in prepayment penalties and $50 in unamortized issuance costs.

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

The following table presents a summary of the Company’s investments in qualified affordable housing projects and other tax credit investments at September 30, 2021 and December 31, 2020:

		September 30, 2021		December 31, 2020
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$2,941	$—	$1,867	$—
Federal Historic Tax Credit (FHTC)	Equity	1,883	407	2,198	1,858
Total		$4,824	$407	$4,065	$1,858
(1)	All commitments are expected to be paid by the Company by September 30, 2022.

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amortization Expense (1)
LIHTC	$70	$70	$210	$211
FHTC	152	146	410	592
Total	$222	$216	$620	$803
Tax Benefit Recognized (2)
LIHTC	$(83)	$(83)	$(248)	$(248)
FHTC	(156)	(220)	(469)	(837)
Total	$(239)	$(303)	$(717)	$(1,085)
(1)	The amortization expense for the LIHTC investments are included in income tax expense. The amortization for the FHTC tax credits are included in noninterest expense.
(2)	All of the tax benefits recognized are included in income tax expense. The tax benefit recognized for the FHTC investments primarily reflects the tax credits generated from the investments, and excludes the net tax expense/benefit of the investments’ income/loss.

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

The following commitments were outstanding at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Unfunded Commitments Under Lines of Credit	$802,190	$644,338
Letters of Credit	113,023	90,206
Totals	$915,213	$734,544

The Company had outstanding letters of credit with the FHLB in total amounts of $38,109 and $60,091 at September 30, 2021 and December 31, 2020, respectively, on behalf of customers and to secure public deposits.

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

Note 11: Stock Options and Restricted Stock Awards

The Company established the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (the “2012 Plan”) under which the Company may grant options to its directors, officers, and employees for up to 750,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2012 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of five years. As of September 30, 2021 and December 31, 2020, there were 30,000 shares of the Company’s common stock reserved for future option grants under the 2012 Plan.

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of September 30, 2021 and December 31, 2020, there were 294,700 and 313,600 of remaining shares of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of September 30, 2021 and December 31, 2020, there were 526,955 and 561,883 of remaining shares of the Company’s common stock reserved for future grants under the 2019 EIP.

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

The weighted average assumptions used in the model of valuing stock option grants for the nine months ended September 30, 2021, are as follows:

	September 30,
	2021
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	29.93%
Risk-Free Interest Rate	1.14%

The following table presents a summary of the status of the Company’s stock option grants for the nine months ended September 30, 2021:

	September 30, 2021
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,914,250	$7.29
Granted	20,500	16.88
Exercised	(52,400)	4.64
Forfeitures	(1,600)	7.47
Outstanding at Period End	1,880,750	$7.47

Options Exercisable at Period End	1,193,950	$6.21

For the three months ended September 30, 2021 and 2020, the Company recognized compensation expense for stock options of $234 and $205, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized compensation expense for stock options of $686 and $653, respectively.

The following table presents information pertaining to options outstanding at September 30, 2021:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$2.13 - 3.99	486,500	$2.99	2.3	486,500	$2.99
7.00 - 7.99	962,200	7.47	6.0	571,400	7.47
8.00 - 8.99	20,000	8.76	8.5	1,250	8.76
10.00 - 10.99	10,000	10.08	8.7	2,500	10.08
11.00 - 11.99	85,000	11.27	7.6	34,000	11.27
12.00 - 12.99	271,550	12.90	7.9	83,300	12.90
13.00 - 13.99	25,000	13.22	6.6	15,000	13.22
16.00 - 16.99	10,000	16.23	9.6	—	16.23
17.00 - 17.99	10,500	17.49	9.7	—	17.49
Totals	1,880,750	$7.47	5.5	1,193,950	$6.21

As of September 30, 2021, there was $1,453 of total unrecognized compensation cost related to nonvested stock options granted under the 2012 Plan, 2017 Plan and 2019 EIP that is expected to be recognized over a weighted-average period of 1.9 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the nine months ended September 30, 2021:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2020	708,900	$3.24
Granted	20,500	5.66
Vested	(41,000)	3.83
Forfeited	(1,600)	7.47
Nonvested Options at September 30, 2021	686,800	$3.27

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with forfeitable voting and dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the nine months ended September 30, 2021:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Awards at December 31, 2020	110,962	$12.63
Granted	—	—
Vested	(2,784)	10.32
Forfeited	—	—
Nonvested Awards at September 30, 2021	108,178	$12.69

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended September 30, 2021 and 2020, the Company recognized compensation expense for restricted stock awards of $115 and $109, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized compensation expense for restricted stock awards of $340 and $330, respectively.

As of September 30, 2021, there was $1,009 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 2.2 years.

In addition, during the nine months ended September 30, 2021, the Company issued 14,408 shares of unrestricted common stock to directors as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to directors of $239 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the nine months ended September 30, 2021:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested Units at December 31, 2020	205,666	$12.27
Granted	21,600	15.70
Vested	—	—
Forfeited	(1,080)	12.27
Nonvested Units at September 30, 2021	226,186	$12.60

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended September 30, 2021 and 2020, the Company recognized compensation expense for restricted stock units of $179 and $109, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized compensation expense for restricted stock units of $499 and $330, respectively.

As of September 30, 2021, there was $2,307 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 3.2 years. As of September 30, 2021, no restricted stock units had vested.

Note 12: Preferred Stock

On August 17, 2021, the Company announced the closing of its underwritten public offering of 2,400,000 depositary shares, each representing a 1/100th interest in a share of the Company’s 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, $0.01 par value per share (“Series A Preferred Stock”). On August 20, 2021, the underwriters of the offering exercised in full their option to purchase 360,000 additional depositary shares to cover over-allotments. As a result, the gross proceeds from the offering totaled $69,000. Dividends on the Series A Preferred Stock will be non-cumulative and, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.875% per annum. The Series A Preferred Stock qualifies as Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the Series A Preferred Stock, after deducting $2,485 of issuance costs, including the underwriting discount and professional service fees, were $66,515.

Note 13: Regulatory Capital

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

The following tables present the capital amounts and ratios for the Company and the Bank as of September 30, 2021 and December 31, 2020:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$485,377	15.93%	$243,787	8.00%	$319,970	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	355,118	11.65	182,840	6.00	259,023	8.50	N/A	N/A
Common Equity Tier 1 Capital	288,603	9.47	137,130	4.50	213,313	7.00	N/A	N/A
Tier 1 Leverage Ratio	355,118	10.70	132,757	4.00	132,757	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$399,889	13.13%	$243,656	8.00%	$319,798	10.50%	$304,569	10.00%
Tier 1 Risk-Based Capital	361,803	11.88	182,742	6.00	258,884	8.50	243,656	8.00
Common Equity Tier 1 Capital	361,803	11.88	137,056	4.50	213,199	7.00	197,970	6.50
Tier 1 Leverage Ratio	361,803	10.96	132,066	4.00	132,066	4.00	165,083	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$360,198	14.58%	$197,604	8.00%	$259,355	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	255,530	10.35	148,203	6.00	209,954	8.50	N/A	N/A
Common Equity Tier 1 Capital	255,530	10.35	111,152	4.50	172,904	7.00	N/A	N/A
Tier 1 Leverage Ratio	255,530	9.28	110,168	4.00	110,168	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$330,380	13.37%	$197,629	8.00%	$259,388	10.50%	$247,036	10.00%
Tier 1 Risk-Based Capital	299,447	12.12	148,222	6.00	209,981	8.50	197,629	8.00
Common Equity Tier 1 Capital	299,447	12.12	111,166	4.50	172,925	7.00	160,574	6.50
Tier 1 Leverage Ratio	299,447	10.89	109,972	4.00	109,972	4.00	137,465	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$1,008	$—	$—	$1,008
Municipal Bonds	—	136,885	—	136,885
Mortgage-Backed Securities	—	126,012	—	126,012
Corporate Securities	—	77,246	—	77,246
SBA Securities	—	33,108	—	33,108
Asset-Backed Securities	—	38,890	—	38,890
Interest Rate Caps	—	6,693	—	6,693
Interest Rate Swaps	—	1,623	—	1,623
Total Fair Value of Financial Assets	$1,008	$420,457	$—	$421,465
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$2,306	$—	$2,306
Total Fair Value of Financial Liabilities	$—	$2,306	$—	$2,306

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	$—	$115,012	$—	$115,012
Mortgage-Backed Securities	—	124,260	—	124,260
Corporate Securities	—	72,155	—	72,155
SBA Securities	—	40,107	—	40,107
Asset-Backed Securities	—	39,095	—	39,095
Interest Rate Caps	—	2,834	—	2,834
Interest Rate Swaps	—	2,757	—	2,757
Total Fair Value of Financial Assets	$—	$396,220	$—	$396,220
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$6,167	$—	$6,167
Total Fair Value of Financial Liabilities	$—	$6,167	$—	$6,167

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$887	$—	$284
Totals	$—	$887	$—	$284

	December 31, 2020
	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$80	$—	$50
Totals	$—	$80	$—	$50

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

The following tables present the carrying amount and estimated fair values of financial instruments at September 30, 2021 and December 31, 2020:

	September 30, 2021
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$189,502	$189,502	$—	$—	$189,502
Bank-Owned Certificates of Deposit	1,877	—	1,896	—	1,896
Securities Available for Sale	413,149	1,008	412,141	—	413,149
FHLB Stock, at Cost	5,442	—	5,442	—	5,442
Loans, Net	2,662,912	—	2,643,925	—	2,643,925
Accrued Interest Receivable	8,550	—	8,550	—	8,550
Interest Rate Caps	6,693	—	6,693	—	6,693
Interest Rate Swaps	1,623	—	1,623	—	1,623

Financial Liabilities:
Deposits	$2,854,157	$—	$2,819,393	$—	$2,819,393
FHLB Advances	47,500	—	47,941	—	47,941
Subordinated Debentures	92,153	—	98,092	—	98,092
Accrued Interest Payable	1,656	—	1,656	—	1,656
Interest Rate Swaps	2,306	—	2,306	—	2,306

	December 31, 2020
		Fair Value Hierarchy
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$160,675	$160,675	$—	$—	$160,675
Bank-Owned Certificates of Deposit	2,860	—	2,908	—	2,908
Securities Available for Sale	390,629	—	390,629	—	390,629
FHLB Stock, at Cost	5,027	—	5,027	—	5,027
Loans, Net	2,282,436	—	2,309,421	—	2,309,421
Accrued Interest Receivable	9,172	—	9,172	—	9,172
Interest Rate Caps	2,834	—	2,834	—	2,834
Interest Rate Swaps	2,757	—	2,757	—	2,757

Financial Liabilities:
Deposits	$2,501,636	$—	$2,509,148	$—	$2,509,148
Notes Payable	11,000	—	11,001	—	11,001
FHLB Advances	57,500	—	58,830	—	58,830
Subordinated Debentures	73,739	—	74,769	—	74,769
Accrued Interest Payable	1,615	—	1,615	—	1,615
Interest Rate Swaps	6,167	—	6,167	—	6,167

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and was not material at September 30, 2021 and December 31, 2020.

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

Note 15: Subsequent Events

On October 26, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $42.43 per share ($0.4243 per depositary share) on the Series A Preferred Stock, payable on December 1, 2021, to shareholders of record on the Series A Preferred Stock at the close of business on November 15, 2021.

On November 5, 2021, the Company expects to complete an offer to exchange up to $30,000 total principal amount of the 2031 Notes for substantially identical subordinated notes registered under the Securities Act of 1933, in satisfaction of the Company’s obligations under a registration rights agreement entered into with the initial purchasers of the 2031 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2021. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or the SEC, on March 11, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard;
●	the concentration of large loans to certain borrowers;
●	the ability to successfully manage liquidity risk;
●	the dependence on non-core funding sources and our cost of funds;
●	the concentration of large deposits from certain clients;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;
●	the composition of senior leadership team and the ability to attract and retain key personnel;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry;

●	severe weather, natural disasters, wide spread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, civil unrest or other adverse external events;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
●	the effectiveness of the risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the extensive regulatory framework that applies to us;
●	the impact of recent and future legislative and regulatory changes, including changes to federal and state corporate tax rates;
●	interest rate risk;
●	fluctuations in the values of the securities held in our securities portfolio;
●	the negative effects of the COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, including due to supply chain disruptions, as well as any changes to federal, state or local government laws, regulations or orders in response to the pandemic; and
●	changes to U.S. or state tax laws, regulations and guidance, including recent proposals to increase the federal corporate tax rate.

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

Effects on the Company’s Market Area. The Company’s primary banking market area is the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area. Minnesota continues to return to pre-pandemic levels of activity as vaccines are readily available.

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

COVID-19 Related Loan Modifications and PPP Lending. The Company developed programs for clients who experienced business and personal disruptions due to the COVID-19 pandemic by providing interest-only modifications, loan payment deferrals, and extended amortization modifications. In accordance with regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic are not considered TDRs. The Company had 13 modified loans totaling $35.4 million outstanding as of September 30, 2021, representing 1.3% of the total loan portfolio, excluding PPP loans.

In a further effort to assist both existing and new clients, the Company participated in both the first and second rounds of the SBA’s PPP, which stemmed from the CARES Act that was signed into law on March 27, 2020, and reopened as authorized by the Economic Aid to Hard-Hit Small Businesses, Non-Profits, and Venues Act, or Economic Aid Act, which was signed into law on December 27, 2020. As of September 30, 2021, $6.7 million of round one PPP loans and $47.5 million of round two PPP loans remained outstanding for total outstanding PPP principal balances of $54.2 million. The Company recognized $1.6 million and $4.5 million of net origination fees associated with the program during the three and nine months ended September 30, 2021, respectively.

Processes, Controls, and Business Continuity. As of September 30, 2021, all seven Bank branches were open and fully operational and employees have returned to the office. Despite the recent easing of many federal, state and local government guidelines regarding COVID-19, the Company continues to take precautions to keep employees and clients safe, including providing masks and hand sanitizer, increasing cleaning efforts and requiring employees with COVID-19 symptoms to quarantine away from the office. In addition, the Company will continue to leverage its investments in technology, digital platforms, and electronic banking to allow clients and employees to communicate and transact with minimal interruption. Additional information about the Company’s COVID-19 pandemic assistance programs, including relevant disclosures and up-to-date information, is maintained at bridgewaterbankmn.com.

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

Operating Results Overview

The following table summarizes certain key financial results for the periods indicated:

	As of and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
Per Common Share Data
Basic Earnings Per Share	$0.41	$0.39	$0.38	$0.18	$0.25
Diluted Earnings Per Share	0.40	0.38	0.37	0.17	0.25
Adjusted Diluted Earnings Per Common Share (1)	0.41	0.38	0.37	0.32	0.25
Book Value Per Share	10.73	10.33	9.92	9.43	9.25
Tangible Book Value Per Share (1)	10.62	10.22	9.80	9.31	9.13
Basic Weighted Average Shares Outstanding	28,047,280	28,040,762	28,017,366	28,179,768	28,683,855
Diluted Weighted Average Shares Outstanding	29,110,547	29,128,181	28,945,212	28,823,384	29,174,601
Shares Outstanding at Period End	28,066,822	28,162,777	28,132,929	28,143,493	28,710,775

Selected Performance Ratios
Return on Average Assets (Annualized)	1.37%	1.43%	1.47%	0.70%	1.05%
Pre-Provision Net Revenue Return on Average Assets (Annualized) (1)	2.09	2.07	2.15	2.30	1.94
Return on Average Shareholders' Equity (Annualized)	13.81	15.40	15.87	7.45	10.84
Return on Average Tangible Common Equity (Annualized) (1)	15.47	15.58	16.06	7.55	10.98
Average Shareholders' Equity to Average Assets	9.92	9.31	9.28	9.44	9.71
Yield on Interest Earning Assets	4.14	4.17	4.31	4.46	4.30
Yield on Total Loans, Gross	4.65	4.56	4.74	4.89	4.73
Cost of Interest Bearing Liabilities	0.88	0.96	1.04	1.24	1.50
Cost of Total Deposits	0.48	0.54	0.59	0.69	0.87
Net Interest Margin (2)	3.54	3.52	3.60	3.61	3.28
Core Net Interest Margin (1)(2)	3.22	3.31	3.34	3.29	3.14
Efficiency Ratio (1)	43.9	42.0	41.2	59.0	42.3
Adjusted Efficiency Ratio (1)	41.5	41.5	40.7	36.6	41.7
Noninterest Expense to Average Assets (Annualized)	1.58	1.50	1.51	2.16	1.42
Adjusted Noninterest Expense to Average Assets (Annualized) (1)	1.49	1.48	1.49	1.34	1.40
Loan to Deposit Ratio	95.0	95.3	91.9	93.0	99.4
Core Deposits to Total Deposits (3)	83.3	81.2	83.5	78.1	77.1
Tangible Common Equity to Tangible Assets (1)	8.81	9.10	8.99	8.96	9.46
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(3)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2021	2021	2021	2020	2020
Selected Balance Sheet Data
Total Assets	$3,389,125	$3,162,612	$3,072,359	$2,927,345	$2,774,564
Total Loans, Gross	2,712,012	2,594,186	2,426,123	2,326,428	2,259,228
Allowance for Loan Losses	38,901	37,591	35,987	34,841	31,381
Goodwill and Other Intangibles	3,153	3,200	3,248	3,296	3,344

Deposits	2,854,157	2,720,906	2,638,654	2,501,636	2,273,044
Tangible Common Equity (1)	298,135	287,630	275,923	262,109	262,088
Total Shareholders' Equity	367,803	290,830	279,171	265,405	265,432
Average Total Assets - Quarter-to-Date	3,332,301	3,076,712	2,940,262	2,816,032	2,711,755
Average Shareholders' Equity - Quarter-to-Date	330,604	286,311	272,729	265,716	263,195
(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2021	2021	2021	2020	2020
Selected Income Statement Data
Interest Income	$33,517	$31,147	$30,440	$30,699	$28,493
Interest Expense	4,844	4,859	5,045	5,858	6,814
Net Interest Income	28,673	26,288	25,395	24,841	21,679
Provision for Loan Losses	1,300	1,600	1,100	3,900	3,750
Net Interest Income after Provision for Loan Losses	27,373	24,688	24,295	20,941	17,929
Noninterest Income	1,410	1,603	1,008	986	1,157
Noninterest Expense	13,236	11,477	10,923	15,258	9,672
Income Before Income Taxes	15,547	14,814	14,380	6,669	9,414
Provision for Income Taxes	4,038	3,821	3,709	1,690	2,240
Net Income	$11,509	$10,993	$10,671	$4,979	$7,174

Discussion and Analysis of Results of Operations

Net Income

Net income was $11.5 million for the third quarter of 2021, a 60.4% increase compared to net income of $7.2 million for the third quarter of 2020. Net income per diluted common share for the third quarter of 2021 was $0.40, a 60.8% increase compared to $0.25 per diluted common share for the third quarter of 2020. Net income was $33.2 million for the nine months ended September 30, 2021, a 49.3% increase compared to net income of $22.2 million for the nine months ended September 30, 2020. Net income per diluted common share for the nine months ended September 30, 2021 was $1.14, a 50.5% increase compared to $0.76 per diluted common share for the nine months ended September 30, 2020.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the level of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate. Management’s ability to respond to changes in interest rates by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Company’s primary source of earnings. In response to the COVID-19 pandemic, the Federal Open Market Committee, or FOMC, decreased the targeted federal funds rate by a total of 150 basis points in March 2020. This decrease may impact the comparability of year-to-date net interest income between 2021 and 2020.

Average Balances and Yields

The following tables present, for the three and nine months ended September 30, 2021 and 2020, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	September 30, 2021			September 30, 2020
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$187,405	$67	0.14%	$101,787	$42	0.16%
Investment Securities:
Taxable Investment Securities	314,367	1,751	2.21	256,808	1,389	2.15
Tax-Exempt Investment Securities (1)	71,801	737	4.07	82,579	900	4.33
Total Investment Securities	386,168	2,488	2.56	339,387	2,289	2.68
Paycheck Protection Program Loans (2)	76,006	1,753	9.15	181,397	1,173	2.57
Loans (1)(2)	2,579,021	29,348	4.51	2,025,410	25,081	4.93
Total Loans	2,655,027	31,101	4.65	2,206,807	26,254	4.73
Federal Home Loan Bank Stock	5,701	68	4.65	7,901	127	6.38
Total Interest Earning Assets	3,234,301	33,724	4.14%	2,655,882	28,712	4.30%
Noninterest Earning Assets	98,000			55,873
Total Assets	$3,332,301			$2,711,755
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$479,580	$562	0.47%	$306,162	$400	0.52%
Savings and Money Market Deposits	801,354	904	0.45	501,246	1,106	0.88
Time Deposits	318,222	928	1.16	369,975	1,899	2.04
Brokered Deposits	440,167	1,023	0.92	419,744	1,435	1.36
Total Interest Bearing Deposits	2,039,323	3,417	0.66	1,597,127	4,840	1.21
Federal Funds Purchased	—	—	—	152	—	0.33
Notes Payable	—	—	—	11,500	108	3.74
FHLB Advances	54,130	213	1.56	129,457	748	2.30
Subordinated Debentures	91,337	1,214	5.27	73,649	1,118	6.04
Total Interest Bearing Liabilities	2,184,790	4,844	0.88%	1,811,885	6,814	1.50%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	784,148			615,214
Other Noninterest Bearing Liabilities	32,759			21,461
Total Noninterest Bearing Liabilities	816,907			636,675
Shareholders' Equity	330,604			263,195
Total Liabilities and Shareholders' Equity	$3,332,301			$2,711,755
Net Interest Income / Interest Rate Spread		28,880	3.26%		21,898	2.80%
Net Interest Margin (3)			3.54%			3.28%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(207)			(219)
Net Interest Income		$28,673			$21,679
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Nine Months Ended
	September 30, 2021			September 30, 2020
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$127,283	$134	0.14%	$80,186	$138	0.23%
Investment Securities:
Taxable Investment Securities	310,078	5,122	2.21	216,332	4,080	2.52
Tax-Exempt Investment Securities (1)	76,564	2,460	4.30	89,674	2,920	4.35
Total Investment Securities	386,642	7,582	2.62	306,006	7,000	3.06
Paycheck Protection Program Loans (2)	124,466	5,384	5.78	107,541	2,046	2.54
Loans (1)(2)	2,402,844	82,433	4.59	1,997,553	75,301	5.04
Total Loans	2,527,310	87,817	4.65	2,105,094	77,347	4.91
Federal Home Loan Bank Stock	5,658	200	4.71	9,541	352	4.93
Total Interest Earning Assets	3,046,893	95,733	4.20%	2,500,827	84,837	4.53%
Noninterest Earning Assets	70,968			50,118
Total Assets	$3,117,861			$2,550,945
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$422,000	$1,504	0.48%	$275,303	$1,207	0.58%
Savings and Money Market Deposits	763,646	2,853	0.50	518,648	4,338	1.12
Time Deposits	331,664	3,269	1.32	378,133	6,199	2.19
Brokered Deposits	407,680	2,975	0.98	319,615	3,990	1.67
Total Interest Bearing Deposits	1,924,990	10,601	0.74	1,491,699	15,734	1.41
Federal Funds Purchased	3,311	6	0.24	8,302	107	1.73
Notes Payable	2,216	61	3.66	12,000	334	3.72
FHLB Advances	56,364	669	1.59	165,088	2,839	2.30
Subordinated Debentures	79,723	3,411	5.72	43,318	1,990	6.14
Total Interest Bearing Liabilities	2,066,604	14,748	0.95%	1,720,407	21,004	1.63%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	731,269			554,513
Other Noninterest Bearing Liabilities	23,228			19,632
Total Noninterest Bearing Liabilities	754,497			574,145
Shareholders' Equity	296,760			256,393
Total Liabilities and Shareholders' Equity	$3,117,861			$2,550,945
Net Interest Income / Interest Rate Spread		80,985	3.25%		63,833	2.90%
Net Interest Margin (3)			3.55%			3.41%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(629)			(710)
Net Interest Income		$80,356			$63,123
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following tables present the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, and for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

	Three Months Ended September 30, 2021
	Compared with
	Three Months Ended September 30, 2020
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$30	$(5)	$25
Investment Securities:
Taxable Investment Securities	325	37	362
Tax-Exempt Investment Securities	(110)	(53)	(163)
Total Securities	215	(16)	199
Loans:
Paycheck Protection Program Loans	(2,427)	3,007	580
Loans	6,368	(2,101)	4,267
Total Loans	3,941	906	4,847
Federal Home Loan Bank Stock	(25)	(34)	(59)
Total Interest Earning Assets	$4,161	$851	$5,012

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$202	$(40)	$162
Savings and Money Market Deposits	341	(543)	(202)
Time Deposits	(146)	(825)	(971)
Brokered Deposits	52	(464)	(412)
Total Deposits	449	(1,872)	(1,423)
Notes Payable	(108)	—	(108)
FHLB Advances	(295)	(240)	(535)
Subordinated Debentures	198	(102)	96
Total Interest Bearing Liabilities	244	(2,214)	(1,970)
Net Interest Income	$3,917	$3,065	$6,982

	Nine Months Ended September 30, 2021
	Compared with
	Nine Months Ended September 30, 2020
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$49	$(53)	$(4)
Investment Securities:
Taxable Investment Securities	1,545	(503)	1,042
Tax-Exempt Investment Securities	(425)	(35)	(460)
Total Securities	1,120	(538)	582
Loans:
Paycheck Protection Program Loans	730	2,608	3,338
Loans	13,835	(6,703)	7,132
Total Loans	14,565	(4,095)	10,470
Federal Home Loan Bank Stock	(136)	(16)	(152)
Total Interest Earning Assets	$15,598	$(4,702)	$10,896

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$520	$(223)	$297
Savings and Money Market Deposits	911	(2,396)	(1,485)
Time Deposits	(464)	(2,466)	(2,930)
Brokered Deposits	639	(1,654)	(1,015)
Total Deposits	1,606	(6,739)	(5,133)
Federal Funds Purchased	(8)	(93)	(101)
Notes Payable	(267)	(6)	(273)
FHLB Advances	(1,293)	(877)	(2,170)
Subordinated Debentures	1,528	(107)	1,421
Total Interest Bearing Liabilities	1,566	(7,822)	(6,256)
Net Interest Income	$14,032	$3,120	$17,152

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Third Quarter of 2021 Compared to Third Quarter of 2020

Net interest income was $28.7 million for the third quarter of 2021, an increase of $7.0 million, or 32.3%, compared to $21.7 million for the third quarter of 2020. The increase in net interest income was primarily due to robust growth in average interest earning assets, lower rates paid on deposits, and the recognition of PPP loan origination fees, offset partially by declining yields on loans. The increase in average interest earning assets was primarily due to increased cash balances, continued purchases of investment securities, and strong organic growth in the loan portfolio, offset partially by the payoff of PPP loans.

Net interest margin (on a fully tax-equivalent basis) for the third quarter of 2021 was 3.54%, a 26 basis point increase from 3.28% in the third quarter of 2020. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the third quarter of 2021 was 3.22%, an 8 basis point increase from 3.14% in the third quarter of 2020. The expansion of core net interest margin, a non-GAAP financial measure, was primarily due to the repricing of deposits and the early extinguishment of higher priced FHLB advances, offset partially by a decline in the core loan yield.

While the origination volume of PPP loans earning 1.00% has negatively impacted net interest margin, the recognition of fees associated with the originations has benefited net interest margin for each of the past four quarters. The SBA has been forgiving PPP loans, which accelerated the recognition of PPP fees starting in the fourth quarter of 2020 and continuing into the third quarter of 2021. The Company recognized $1.6 million of PPP origination fees during the third quarter of 2021, compared to $716,000 during the third quarter of 2020. The elevated fee recognition is illustrated in the 9.15% PPP loan yield for the third quarter of 2021, compared to 2.57% for the third quarter of 2020.

The following table summarizes PPP loan originations and net origination fees through September 30, 2021:

	Originated		Outstanding		Program Lifetime
	Number	Principal	Number	Principal	Net Origination	Net Origination
(dollars in thousands)	of Loans	Balance	of Loans	Balance	Fees Generated	Fees Earned
Round One PPP Loans	1,200	$181,600	72	$6,715	$5,706	$5,624
Round Two PPP Loans	651	78,386	301	47,475	3,544	1,769
Totals	1,851	$259,986	373	$54,190	$9,250	$7,393

Average interest earning assets for the third quarter of 2021 increased $578.4 million, or 21.8%, to $3.23 billion, from $2.66 billion for the third quarter of 2020. This increase in average interest earning assets was primarily due to increased cash balances, continued purchases of investment securities, and strong organic growth in the loan portfolio, offset partially by the payoff of PPP loans. Average interest bearing liabilities increased $372.9 million, or 20.6%, to $2.18 billion for the third quarter of 2021, from $1.81 billion for the third quarter of 2020. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits, as well as the issuance of additional subordinated debentures in July 2021, offset partially by a decrease in FHLB advances and the payoff of the Company’s notes payable.

Average interest earning assets produced a tax-equivalent yield of 4.14% for the third quarter of 2021, compared to 4.30% for the third quarter of 2020. The decline in the yield on interest earning assets was primarily due to excess cash balances and the historically low interest rate environment resulting in lower loan and security yields. The average rate paid on interest bearing liabilities was 0.88% for the third quarter of 2021, compared to 1.50% for the third quarter of 2020 primarily due to lower rates paid on deposits, the payoff of the Company’s notes payable and the early extinguishment of $94.0 million of FHLB advances, offset partially by strong growth of interest bearing deposits and additional subordinated debentures.

Interest Income. Total interest income, on a tax-equivalent basis, was $33.7 million for the third quarter of 2021, compared to $28.7 million for the third quarter of 2020. The $5.0 million, or 17.6%, increase in total interest income on a tax-equivalent basis was primarily due to continued organic growth in the loan portfolio and PPP loan income.

Interest income on loans, on a tax-equivalent basis, was $31.1 million for the third quarter of 2021, compared to $26.3 million for the third quarter of 2020. The $4.8 million, or 18.5%, increase was due to a 20.3% increase in the average balance of loans outstanding from continued organic loan growth.

Loan interest income and loan fees remain the primary contributing factors to the changes in yield on interest earning assets. The aggregate loan yield, excluding PPP loans, decreased to 4.51% in the third quarter of 2021, which was 42 basis points lower than 4.93% in the third quarter of 2020. While loan fees have maintained a relatively stable contribution to the aggregate loan yield, the historically low yield curve has resulted in a declining core yield on loans in comparison to prior periods.

The following table presents a summary of interest and fees recognized on loans, excluding PPP loans, for the periods indicated is as follows:

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Interest	4.28%	4.37%	4.50%	4.59%	4.69%
Fees	0.23	0.17	0.22	0.28	0.24
Yield on Loans, Excluding PPP Loans	4.51%	4.54%	4.72%	4.87%	4.93%

Interest Expense. Interest expense on interest bearing liabilities decreased $2.0 million, or 28.9%, to $4.8 million for the third quarter of 2021, compared to $6.8 million for the third quarter of 2020. The cost of interest bearing liabilities declined 62 basis points from 1.50% in the third quarter of 2020 to 0.88% in the third quarter of 2021, primarily due to lower rates paid on deposits, the payoff of the Company’s notes payable and the early extinguishment of $94.0 million of longer term FHLB advances, offset partially by strong growth of interest bearing deposits and additional subordinated debentures.

Interest expense on deposits was $3.4 million for the third quarter of 2021, a decrease of $1.4 million, or 29.4%, from $4.8 million for the third quarter of 2020. The cost of total deposits declined 39 basis points from 0.87% in the third quarter of 2020, to 0.48% in the third quarter of 2021, primarily due to deposit rate cuts consistent with a lower rate environment and the continued downward repricing of time deposits.

Interest expense on borrowings decreased $547,000 to $1.4 million for the third quarter of 2021, compared to $2.0 million for the third quarter of 2020. This decrease was primarily due to the payoff of the Company’s notes payable, the early extinguishment of $94.0 million of FHLB advances, and the partial early redemption of $11.3 million of subordinated debentures, partially offset by higher average balances of subordinated debentures due to the issuance of $30.0 million of subordinated debentures in July 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net interest income was $80.4 million for the nine months ended September 30, 2021, an increase of $17.2 million, or 27.3%, compared to $63.1 million for the nine months ended September 30, 2020. The increase in net interest income was primarily due to growth in average interest earning assets, lower rates paid on deposits, and the recognition of PPP loan origination fees, offset partially by declining yields on loans.

Net interest margin (on a fully tax-equivalent basis) for the nine months ended September 30, 2021 was 3.55%, compared to 3.41% for the nine months ended September 30, 2020, an increase of 14 basis points. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the nine months ended September 30, 2021 was 3.29%, a 5 basis point increase from 3.24% for the nine months ended September 30, 2020.

Average interest earning assets for the nine months ended September 30, 2021 increased $546.1 million, or 21.8%, to $3.05 billion from $2.50 billion for the nine months ended September 30, 2020. This increase in average interest earning assets was primarily due to increased cash balances, continued purchases of investment securities, strong organic growth in the loan portfolio, and the funding of round 2 PPP loans. Average interest bearing liabilities increased $346.2 million, or 20.1%, to $2.07 billion for the nine months ended September 30, 2021, from $1.72 billion for the nine months ended September 30, 2020. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and the additional issuance of subordinated debentures in July 2021, offset partially by a decrease in federal funds purchased, FHLB advances, and the payoff of the Company’s notes payable.

Average interest earning assets produced a tax-equivalent yield of 4.20% for the nine months ended September 30, 2021, compared to 4.53% for the nine months ended September 30, 2020. The average rate paid on interest bearing liabilities was 0.95% for the nine months ended September 30, 2021, compared to 1.63% for the nine months ended September 30, 2020.

Interest Income. Total interest income on a tax-equivalent basis was $95.7 million for the nine months ended September 30, 2021, compared to $84.8 million for the nine months ended September 30, 2020. The $10.9 million, or 12.8%, increase in total interest income on a tax-equivalent basis was primarily due to continued organic growth in the loan portfolio and PPP loan income.

Interest income on the investment securities portfolio (on a fully-tax equivalent basis) increased $582,000, or 8.3%, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due to a $80.6 million, or 26.4%, increase in average balances between the periods, which was offset partially by a 44 basis point decrease in the aggregate portfolio yield.

Interest income on loans (on a fully-tax equivalent basis) for the nine months ended September 30, 2021 was $87.8 million, compared to $77.3 million for the nine months ended September 30, 2020. The $10.5 million, or 13.5%, increase was primarily due to a 20.1% increase in the average balance of loans outstanding, which was offset partially by a 26 basis point decrease in the average yield on loans. The increase in the average balance of loans outstanding was due to strong organic loan growth. The decrease in yield on the loan portfolio was primarily driven by lower market interest rates and lower loan fee recognition, offset partially by increased recognition of PPP loan fees.

Interest Expense. Interest expense on interest bearing liabilities decreased $6.3 million, or 29.8%, to $14.7 million for the nine months ended September 30, 2021, compared to $21.0 million for the nine months ended September 30, 2020, due to lower interest rates paid on both deposits and borrowings.

Interest expense on deposits decreased to $10.6 million for the nine months ended September 30, 2021, compared to $15.7 million for the nine months ended September 30, 2020. The $5.1 million, or 32.6%, decrease in interest expense on deposits was primarily due to a 67 basis point decrease in the average rate paid, even as the average balance of deposits increased 29.0%. The decrease in the average rate paid was primarily due to the impact of lower market interest rates. The increase in the average balance of interest bearing deposits resulted primarily from increases in interest bearing transaction deposits, savings and money market deposits and brokered deposits, offset partially by a decline in time deposits.

Interest expense on borrowings decreased $1.1 million to $4.1 million for the nine months ended September 30, 2021, compared to $5.3 million for the nine months ended September 30, 2020. This decrease was primarily due to lower average balance of FHLB advances and federal funds purchased, as well as the payoff of the Company's notes payable, offset partially by the issuance of additional subordinated debentures in July 2021.

Provision for Loan Losses

The provision for loan losses was $1.3 million for the third quarter of 2021, a decrease of $2.5 million, compared to the provision for loan losses of $3.8 million for the third quarter of 2020. The provision for loan losses was $4.0 million for the nine months ended September 30, 2021, a decrease of $4.9 million compared to the provision for loan losses of $8.9 million for the nine months ended September 30, 2020. The decrease in the provision for loan losses compared to both prior periods related to improving economic conditions.

The allowance for loan losses to total loans was 1.43% at September 30, 2021, compared to 1.39% at September 30, 2020. The allowance for loan losses to total loans, excluding PPP loans, was 1.46% at September 30, 2021, compared to 1.51% at September 30, 2020.

As an emerging growth company, the Company is not subject to Accounting Standards Update No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” or CECL, until January 1, 2023.

The following table presents the activity in the allowance for loan losses for the three and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance at Beginning of Period	$37,591	$27,633	$34,841	$22,526
Provision for Loan Losses	1,300	3,750	4,000	8,850
Charge-offs	(20)	(6)	(37)	(54)
Recoveries	30	4	97	59
Balance at End of Period	$38,901	$31,381	$38,901	$31,381

Noninterest Income

Noninterest income was $1.4 million for the third quarter of 2021, an increase of $253,000 from $1.2 million for the third quarter of 2020. The increase was primarily due to increased letter of credit fees and bank-owned life insurance income. Noninterest income was $4.0 million for the nine months ended September 30, 2021, a decrease of $832,000, compared to $4.9 million for the nine months ended September 30, 2020. The decrease was primarily due to decreased gains on sales of securities and swap fees.

The following table presents the major components of noninterest income for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2021	2020	(Decrease)	2021	2020	(Decrease)
Noninterest Income:
Customer Service Fees	$268	$200	$68	$733	$575	$158
Net Gain on Sales of Securities	48	109	(61)	750	1,473	(723)
Letter of Credit Fees	577	487	90	1,135	1,026	109
Debit Card Interchange Fees	143	119	24	414	310	104
Swap Fees	—	—	—	—	907	(907)
Other Income	374	242	132	989	562	427
Totals	$1,410	$1,157	$253	$4,021	$4,853	$(832)

Noninterest Expense

Third Quarter of 2021 Compared to Third Quarter of 2020

Noninterest expense was $13.2 million for the third quarter of 2021, an increase of $3.6 million from $9.7 million for the third quarter of 2020. The increase was primarily driven by a $1.8 million increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the Company’s growth, as well as increases in professional and consulting fees, marketing and advertising fees, and $582,000 of prepayment fees associated with a partial early redemption of $11.3 million of subordinated debentures issued in July 2017.

Nine months ended September 30, 2021 Compared to Nine months ended September 30, 2020

Noninterest expense was $35.6 million for the nine months ended September 30, 2021, an increase of $5.5 million, or 18.3%, from $30.1 million for the nine months ended September 30, 2020. The increase was primarily driven by a $3.6 million increase in salaries and employee benefits, a $698,000 increase in occupancy and equipment expense and a $632,000 increase in information technology expense. While debt prepayment activity occurred during both periods, it was not to the same magnitude for the nine months ended September 30, 2021, which explains the $848,000 decrease when compared to the nine months ended September 30, 2020.

Full-time equivalent employees increased from 180 at the end of the third quarter of 2020 to 219 at the end of the third quarter of 2021. The Company continues to attract strategic hires in lending, deposit gathering, technology, risk management, and other supportive roles.

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

The efficiency ratio was 43.9% for the third quarter of 2021, compared to 42.3% for the third quarter of 2020. Excluding the impact of certain non-routine income and expenses from noninterest expense, the adjusted efficiency ratio, a non-GAAP financial measure, decreased to 41.5% for the third quarter of 2021, compared to 41.7% for the third quarter of 2020. The adjusted efficiency ratio for the nine months ended September 30, 2021 and 2020 was 41.3% and 42.0%, respectively. The efficiencies of the Company's "branch-light" model have positioned the Company well and going forward, provide more flexibility for the Company to make significant investments in technology as the industry adapts to evolving client behavior.

The following table presents the major components of noninterest expense for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2021	2020	(Decrease)	2021	2020	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$8,309	$6,550	$1,759	$22,923	$19,352	$3,571
Occupancy and Equipment	942	894	48	2,977	2,279	698
FDIC Insurance Assessment	355	160	195	960	518	442
Data Processing	325	267	58	916	734	182
Professional and Consulting Fees	708	492	216	1,804	1,400	404
Information Technology and Telecommunications	598	385	213	1,609	977	632
Marketing and Advertising	418	94	324	1,018	645	373
Intangible Asset Amortization	48	48	—	143	143	—
Amortization of Tax Credit Investments	152	145	7	410	592	(182)
Debt Prepayment Fees	582	—	582	582	1,430	(848)
Other Expense	799	637	162	2,294	2,059	235
Totals	$13,236	$9,672	$3,564	$35,636	$30,129	$5,507

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

Income tax expense was $4.0 million for the third quarter of 2021, compared to $2.2 million for the third quarter of 2020. The effective combined federal and state income tax rate for the third quarter of 2021 was 26.0%, compared to 23.8% for the third quarter of 2020. Income tax expense was $11.6 million for the nine months ended September 30, 2021, compared to $6.8 million for the nine months ended September 30, 2020. The effective combined federal and state income tax rate for the nine months ended September 30, 2021 and 2020 was 25.9% and 23.4%, respectively. The higher effective combined rate compared to both prior periods was due to fewer tax credits being recognized.

Financial Condition

Assets

Total assets at September 30, 2021 were $3.39 billion, an increase of $461.8 million, or 15.8%, over total assets of $2.93 billion at December 31, 2020, and an increase of $614.6 million, or 22.1%, over total assets of $2.77 billion at September 30, 2020. The growth in both periods was primarily driven by increased cash balances, robust organic loan growth, as well as continued purchases of investment securities.

Total gross loans at September 30, 2021 were $2.71 billion, an increase of $385.6 million, or 16.6%, over total gross loans of $2.33 billion at December 31, 2020, and an increase of $452.8 million, or 20.0%, over total gross loans of $2.26 billion at September 30, 2020. The Company’s continued strong loan growth has been driven by the expansion of the talented lending teams, PPP-related client acquisition opportunities, the strong and growing brand of the Bank in the Twin Cities market and the M&A-related market disruption in the Twin Cities resulting in client and banker acquisition opportunities.

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

The investment securities portfolio consists primarily of municipal securities, U.S. government agency mortgage backed securities, SBA securities, asset-backed securities, and corporate securities comprised primarily of subordinated debentures of bank and financial holding companies. In addition, the Company also holds U.S. treasury securities and other debt securities, all with varying contractual maturities. These maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $413.1 million at September 30, 2021, compared to $390.6 million at December 31, 2020, an increase of $22.5 million or 5.8%. At September 30, 2021, municipal securities represented 33.1% of the investment securities portfolio, government agency mortgage-backed securities represented 29.2% of the portfolio, SBA securities represented 8.0% of the portfolio, corporate securities represented 18.7% of the portfolio, U.S. treasury securities represented 0.2% of the portfolio, asset-backed securities represented 9.5% of the portfolio, and other mortgage-backed securities represented 1.3% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury Securities	$1,007	$1,008	$—	$—
SBA Securities	33,220	33,108	40,455	40,107
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	717	756	892	957
Issued by FNMA and FHLMC	21,782	21,665	16,067	16,117
Other Residential Mortgage-Backed Securities	87,567	86,847	94,440	94,409
Commercial Mortgage-Backed Securities	10,789	11,351	11,254	12,032
All Other Commercial MBS	5,416	5,393	742	745
Total MBS	126,271	126,012	123,395	124,260
Municipal Securities	129,730	136,885	105,975	115,012
Corporate Securities	74,455	77,246	71,116	72,155
Asset-Backed Securities	37,550	38,890	38,135	39,095
Total	$402,233	$413,149	$379,076	$390,629

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

The Company originated net loan exposures of $334.0 million for the third quarter of 2021, compared to $405.6 million for the third quarter of 2020. Net loan exposures include principal advances and unfunded commitments on newly originated loans, net of loan participations sold and PPP loan originations. Total gross loans increased $385.6 million, or 16.6%, to $2.71 billion at September 30, 2021, compared to $2.33 billion at December 31, 2020 and increased $452.8 million, or 20.0%, from $2.26 billion at September 30, 2020. As of September 30, 2021, construction and land development loans increased $87.0 million, or 51.1%, multifamily loans increased $238.7 million, or 38.1%, and nonowner occupied CRE loans increased $77.0 million, or 10.9%, when compared to December 31, 2020. Collectively, the Company’s annualized loan growth for the nine months ended September 30, 2021, excluding PPP loans, was 28.7%.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	September 30, 2021		June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Commercial	$350,081	12.9%	$321,474	12.4%	$301,023	12.4%	$304,220	13.1%	$287,254	12.7%

Paycheck Protection Program	54,190	2.0	99,072	3.8	163,258	6.7	138,454	6.0	181,596	8.0
Construction and Land Development	257,167	9.5	251,573	9.7	193,372	8.0	170,217	7.3	175,882	7.8
Real Estate Mortgage:
1 - 4 Family Mortgage	290,535	10.7	277,943	10.7	294,964	12.2	294,479	12.7	286,089	12.7
Multifamily	865,172	31.9	790,275	30.5	665,415	27.4	626,465	26.9	585,814	25.9
CRE Owner Occupied	101,834	3.8	87,507	3.4	79,665	3.3	75,604	3.2	75,963	3.4
CRE Nonowner Occupied	786,271	29.0	758,101	29.2	720,396	29.7	709,300	30.5	660,058	29.2
Total Real Estate Mortgage Loans	2,043,812	75.4	1,913,826	73.8	1,760,440	72.6	1,705,848	73.3	1,607,924	71.2
Consumer and Other	6,762	0.2	8,241	0.3	8,030	0.3	7,689	0.3	6,572	0.3
Total Loans, Gross	2,712,012	100.0%	2,594,186	100.0%	2,426,123	100.0%	2,326,428	100.0%	2,259,228	100.0%
Allowance for Loan Losses	(38,901)		(37,591)		(35,987)		(34,841)		(31,381)
Net Deferred Loan Fees	(10,199)		(11,450)		(11,273)		(9,151)		(10,367)
Total Loans, Net	$2,662,912		$2,545,145		$2,378,863		$2,282,436		$2,217,480

The Company’s primary focus historically has been on real estate mortgage lending, which constituted 76.9% of the portfolio, excluding PPP loans, as of September 30, 2021. The composition of the portfolio has remained consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of September 30, 2021, investor CRE loans totaled $1.91 billion, consisting of $786.3 million of loans secured by nonowner occupied CRE, $865.2 million of loans secured by multifamily residential properties and $257.2 million of construction and land development loans. Investor CRE loans represented 71.8% of the total gross loan portfolio, excluding PPP loans, and 477.3% of the Bank’s total risk-based capital at September 30, 2021, compared to 455.8% at December 31, 2020.

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$156,839	$134,079	$59,163
Paycheck Protection Program	6,700	47,490	—
Construction and Land Development	95,704	117,947	43,516
Real Estate Mortgage:
1 - 4 Family Mortgage	52,261	175,930	62,344
Multifamily	115,088	277,450	472,634
CRE Owner Occupied	3,616	20,833	77,385
CRE Nonowner Occupied	137,630	329,676	318,965
Total Real Estate Mortgage Loans	308,595	803,889	931,328
Consumer and Other	3,361	2,725	676
Total Loans, Gross	$571,199	$1,106,130	$1,034,683
Interest Rate Sensitivity:
Fixed Interest Rates	$255,663	$823,376	$536,749
Floating or Adjustable Rates	315,536	282,754	497,934
Total Loans, Gross	$571,199	$1,106,130	$1,034,683

	As of December 31, 2020
	Due in One Year	More Than One
(dollars in thousands)	or Less	Year to Five Years	After Five Years
Commercial	$135,237	$119,798	$49,185
Paycheck Protection Program	—	138,454	—
Construction and Land Development	100,060	44,637	25,520
Real Estate Mortgage:
1 - 4 Family Mortgage	66,928	184,038	43,513
Multifamily	70,262	235,447	320,756
CRE Owner Occupied	14,930	16,701	43,973
CRE Nonowner Occupied	151,439	268,640	289,221
Total Real Estate Mortgage Loans	303,559	704,826	697,463
Consumer and Other	2,889	4,040	760
Total Loans, Gross	$541,745	$1,011,755	$772,928
Interest Rate Sensitivity:
Fixed Interest Rates	$219,464	$777,201	$336,008
Floating or Adjustable Rates	322,281	234,554	436,920
Total Loans, Gross	$541,745	$1,011,755	$772,928

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

The following table presents information on loan classifications at September 30, 2021. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$25,091	$1,203	$26,294
Construction and Land Development	—	134	134
Real Estate Mortgage:
1 - 4 Family Mortgage	710	1,346	2,056
CRE Owner Occupied	1,597	841	2,438
CRE Nonowner Occupied	39,979	4,218	44,197
Total Real Estate Mortgage Loans	42,286	6,405	48,691
Totals	$67,377	$7,742	$75,119

The Company has increased oversight and analysis of all segments of the loan portfolio in response to the COVID-19 pandemic, especially in vulnerable industries such as hospitality and restaurants, to proactively monitor evolving credit risk. Loans that have potential weaknesses that warrant a watchlist risk rating at September 30, 2021, totaled $67.4 million, compared to $44.8 million at December 31, 2020. As the COVID-19 pandemic continues to evolve, the length and extent of the economic uncertainty may result in further watchlist or adverse classifications in the loan portfolio. Loans that warranted a substandard risk rating at September 30, 2021 totaled $7.7 million, compared to $15.2 million at December 31, 2020.

The Company developed programs for clients who experienced business and personal disruptions due to the COVID-19 pandemic by providing interest-only modifications, loan payment deferrals, and extended amortization modifications. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic are not considered TDRs. The Company had 13 modified loans totaling $35.4 million outstanding as of September 30, 2021, representing 1.3% of the loan portfolio, excluding PPP loans.

The following table presents a rollforward of loan modification activity, by modification type, from December 31, 2020 to September 30, 2021:

(dollars in thousands)	Interest-Only	Payment Deferral	Extended Amortization	Total
Principal Balance - December 31, 2020	$61,105	$613	$4,834	$66,552
Modification Expired	(61,056)	(618)	(4,764)	(66,438)
Additional Modification Granted	19,486	—	4,764	24,250
New Modifications	11,091	—	—	11,091
Net Principal Advances (Payments)	(29)	5	(70)	(94)
Principal Balance - September 30, 2021	$30,597	$—	$4,764	$35,361

The following table presents a summary of active loan modifications, by loan segment and modification type, at September 30, 2021:

	Interest-Only		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$320	2	$4,764	1	$5,084	3
Real Estate Mortgage:
CRE Owner Occupied	638	3	—	—	638	3
CRE Nonowner Occupied	29,639	7	—	—	29,639	7
Totals	$30,597	12	$4,764	1	$35,361	13

Modifications have been granted on a case-by-case basis based on specific needs and circumstances affecting each borrower. Interest-only modifications have been primarily granted for three to six month periods, but range up to twelve months.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $734,000 and $775,000 as of September 30, 2021 and December 31, 2020, respectively, a decrease of $41,000. There were no loans 90 days past due and still accruing as of September 30, 2021 or December 31, 2020 and there were no foreclosed assets as of September 30, 2021 or December 31, 2020.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Nonaccrual Loans:
Commercial	$—	$6
Construction and Land Development	134	156
Real Estate Mortgage:
CRE Owner Occupied	600	613
Total Real Estate Mortgage Loans	600	613
Total Nonaccrual Loans	$734	$775
Total Nonperforming Loans	$734	$775
Plus: Foreclosed Assets	—	—
Total Nonperforming Assets (1)	$734	$775
Total Restructured Accruing Loans	1,307	265
Total Nonperforming Assets and Restructured Accruing Loans	$2,041	$1,040
Nonaccrual Loans to Total Loans	0.03%	0.03%
Nonperforming Loans to Total Loans	0.03	0.03
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.03	0.03
Nonperforming Assets and Restructured Accruing Loans to Total Loans Plus Foreclosed Assets	0.08	0.04
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for loan losses is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans during the three and nine months ended September 30, 2021 was $16,000 and $47,000, respectively.

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

At September 30, 2021, the allowance for loan losses was $38.9 million, an increase of $4.1 million from $34.8 million at December 31, 2020. Net charge-offs (recoveries) totaled ($10,000) during the third quarter of 2021 and $2,000 during the third quarter of 2020. Net charge-offs (recoveries) totaled $(60,000) for the nine months ended September 30, 2021 and $(5,000) for the nine months ended September 30, 2020. The allowance for loan losses as a percentage of total loans was 1.43% as of September 30, 2021 and 1.50% as of December 31, 2020. Excluding PPP loans, the allowance for loan losses as a percentage of total loans was 1.46% as of September 30, 2021, compared to 1.59% at December 31, 2020.

The following table presents a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance, Beginning of Period	$37,591	$27,633	$34,841	$22,526
Charge-offs:
Commercial	6	5	6	39
Real Estate Mortgage:
1 - 4 Family Mortgage	—	—	5	—
Total Real Estate Mortgage Loans	—	—	5	—
Consumer and Other	14	1	26	15
Total Charge-offs	20	6	37	54
Recoveries:
Commercial	12	1	34	5
Real Estate Mortgage:
1 - 4 Family Mortgage	18	3	23	51
CRE Owner Occupied	—	—	32	—
Total Real Estate Mortgage Loans	18	3	55	51
Consumer and Other	—	—	8	3
Total Recoveries	30	4	97	59
Net Charge-offs (Recoveries)	(10)	2	(60)	(5)
Provision for Loan Losses	1,300	3,750	4,000	8,850
Balance at End of Period	$38,901	$31,381	$38,901	$31,381
Gross Loans, End of Period	2,712,012	2,259,228	2,712,012	2,259,228
Average Loans	2,655,027	2,206,807	2,527,310	2,105,094
Net Charge-offs (Recoveries) (Annualized) to Average Loans	—%	—%	—%	—%
Allowance to Total Gross Loans	1.43%	1.39%	1.43%	1.39%
Allowance to Total Gross Loans, Excluding PPP Loans	1.46%	1.51%	1.46%	1.51%

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	September 30,		December 31,
	2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$6,702	17.2%	$5,703	16.4%
Paycheck Protection Program	27	0.1	70	0.2
Construction and Land Development	3,474	8.9	2,491	7.1
Real Estate Mortgage:
1 - 4 Family Mortgage	3,553	9.1	3,972	11.4
Multifamily	11,966	30.8	9,517	27.3
CRE Owner Occupied	1,423	3.7	1,162	3.3
CRE Nonowner Occupied	11,021	28.3	10,991	31.6
Total Real Estate Mortgage Loans	27,963	71.9	25,642	73.6
Consumer and Other	169	0.4	203	0.6
Unallocated	566	1.5	732	2.1
Total Allowance for Loan Losses	$38,901	100.0%	$34,841	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	September 30, 2021		June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$846,490	29.7%	$758,023	27.9%	$712,999	27.0%	$671,903	26.9%	$685,773	30.2%
Interest Bearing Transaction Deposits	488,785	17.1	432,123	15.9	433,344	16.4	366,290	14.6	322,253	14.2
Savings and Money Market Deposits	791,861	27.7	761,485	28.0	791,583	30.0	657,617	26.3	498,397	21.9
Time Deposits	309,824	10.9	321,857	11.8	344,581	13.1	353,543	14.1	363,897	16.0
Brokered Deposits	417,197	14.6	447,418	16.4	356,147	13.5	452,283	18.1	402,724	17.7
Total Deposits	$2,854,157	100.0%	$2,720,906	100.0%	$2,638,654	100.0%	$2,501,636	100.0%	$2,273,044	100.0%

Total deposits at September 30, 2021 were $2.85 billion, an increase of $352.5 million, or 14.1%, compared to total deposits of $2.50 billion at December 31, 2020, and an increase of $581.1 million, or 25.6%, over total deposits of $2.27 billion at September 30, 2020. Noninterest bearing transaction deposits were $846.5 million at September 30, 2021, compared to $671.9 million at December 31, 2020, and $685.8 million at September 30, 2020. Noninterest bearing deposits comprised 29.7% of total deposits at September 30, 2021, compared to 26.9% at December 31, 2020, and 30.2% at September 30, 2020. The growth in core deposits has been a result of successful new client and banker acquisition initiatives, pandemic-related accumulation of liquidity by existing clients, and the strong, growing brand of the Bank in the Twin Cities market. Given the fluid environment, management believes deposits could experience fluctuations in future periods.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. At September 30, 2021, total brokered deposits were $417.2 million, a decrease of $35.1 million, or 7.8%, compared to total brokered deposits of $452.3 million at December 31, 2020, and an increase of $14.5 million, or 3.6%, compared to September 30, 2020.

The following table presents the average balance and average rate paid on each of the following deposit categories for the three months ended September 30, 2021 and September 30, 2020:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$784,148	—%	$615,214	—%
Interest Bearing Transaction Deposits	479,580	0.47	306,162	0.52
Savings and Money Market Deposits	801,354	0.45	501,246	0.88
Time Deposits < $250,000	256,160	1.14	242,048	2.08
Time Deposits > $250,000	62,062	1.22	127,927	1.98
Brokered Deposits	440,167	0.92	419,744	1.36
Total Deposits	$2,823,471	0.48%	$2,212,341	0.87%

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs of clients and to fund loan growth. The following table summarizes overnight borrowings, which consist of federal funds purchased from correspondent banks on an overnight basis at the prevailing overnight market rates and the weighted average interest rates paid for the periods presented:

	As of and for the	As of and for the	As of and for the
	Three Months Ended	Three Months Ended	Three Months Ended
(dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Outstanding at Period-End	$—	$—	$—
Average Amount Outstanding	—	4,072	152
Maximum Amount Outstanding at any Month-End	—	24,000	—
Weighted Average Interest Rate:
During Period	—%	0.33%	0.33%
End of Period	0.30%	0.29%	0.30%

Other Borrowings

At September 30, 2021, other borrowings outstanding consisted of FHLB advances of $47.5 million. The Company’s $11.0 million note payable matured during the first quarter of 2021 and was paid off in full at maturity. On March 1, 2021, the Company entered into a Loan and Security Agreement and revolving note which has made a $25.0 million revolving line of credit available to the Company, secured by 100% of the issued and outstanding stock of the Bank. The maturity of the line of credit is February 28, 2023. As of September 30, 2021, there were no outstanding balances under the revolving line of credit.

The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $487.2 million and $361.2 million at September 30, 2021 and December 31, 2020, respectively.

Additionally, the Company has borrowing capacity from other sources. As of September 30, 2021, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $106.2 million and $76.8 million at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had no outstanding advances.

Subordinated Debentures

On July 8, 2021, the Company issued $30.0 million of subordinated debentures at an initial fixed interest rate of 3.25%, which is payable semi-annually. Beginning July 15, 2026, the interest rate converts to a variable interest rate, reset quarterly, equal to the three-month SOFR plus 2.52%, which is payable quarterly. The subordinated debentures mature on July 15, 2031. The subordinated debentures, net of issuance costs, were $29.4 million at September 30, 2021.

On June 19, 2020, the Company issued $50.0 million of subordinated debentures at an initial fixed interest rate of 5.25%, which is payable semi-annually. Beginning July 1, 2025, the interest rate converts to a variable interest rate equal to the three-month term SOFR, plus 5.13%, which is payable quarterly. The subordinated debentures mature on July 1, 2030. The subordinated debentures, net of issuance costs, were $49.1 million at September 30, 2021, compared to $48.9 million at December 31, 2020. On October 13, 2020, the Company completed an exchange of $47.0 million total principal amount of the subordinated debentures for substantially identical subordinated debentures registered under the Securities Act of 1933, in satisfaction of the Company’s obligations under a registration rights agreement entered into with the initial purchasers of the subordinated debentures.

On July 12, 2017, the Company issued $25.0 million of subordinated debentures at an initial fixed interest rate of 5.875%, which is payable semi-annually. Beginning July 15, 2022, the interest rate converts to a variable interest rate equal to the three-month LIBOR plus 3.88%, which is payable quarterly. The subordinated debentures mature on July 15, 2027. In July of 2021, the Company redeemed $11.3 million of the $25.0 million outstanding of its subordinated debentures due in 2027. The early redemption of the subordinated debentures was recorded as a loss on the extinguishment of subordinated debt, included in noninterest expense, in the amount of $582,000, consisting of $532,000 in prepayment penalties and $50,000 in unamortized issuance costs. The subordinated debentures, net of issuance costs, were $13.7 million at September 30, 2021, compared to $24.8 million at December 31, 2020.

All of the subordinated debentures qualify for Tier 2 regulatory capital treatment at the Company level under applicable regulatory guidelines.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at September 30, 2021:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$2,293,579	$—	$—	$—	$2,293,579
Time Deposits	175,122	152,547	189,953	42,956	560,578
FHLB Advances	5,000	22,500	16,000	4,000	47,500
Subordinated Debentures	—	—	—	93,750	93,750
Commitment to Fund Tax Credit Investments	407	—	—	—	407
Operating Lease Obligations	504	992	930	619	3,045
Totals	$2,474,612	$176,039	$206,883	$141,325	$2,998,859

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

Capital

On August 17, 2021, the Company announced the closing of its underwritten public offering of 2,400,000 depositary shares, each representing a 1/100th interest in a share of the Company’s 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, $0.01 par value per share (“Series A Preferred Stock”). On August 20, 2021, the underwriters of the offering exercised in full their option to purchase 360,000 additional depositary shares to cover over-allotments. As a result, the gross proceeds from the offering totaled $69.0 million. The Company intends to use the net proceeds from the offering for general corporate purposes, including support for organic growth plans, support for bank level capital ratios and possible redemption or repurchase of outstanding indebtedness. On October 26, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $42.43 per share ($0.4243 per depositary share) on the Series A Preferred Stock, payable on December 1, 2021, to shareholders of record on the Series A Preferred Stock at the close of business of November 15, 2021.

Shareholders’ equity at September 30, 2021 was $367.8 million, an increase of $102.4 million, or 38.6%, over shareholders’ equity of $265.4 million at December 31, 2020, primarily due to $33.2 million of net income retained, the issuance of preferred stock, and an increase in unrealized gains in the securities and derivatives portfolios, offset partially by stock repurchases made under the Company’s stock repurchase program.

Stock Repurchase Program. During the three months ended September 30, 2021, the Company repurchased 126,507 shares of its common stock, representing less than 1% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $16.11 for a total of $2.0 million. During the nine months ended September 30, 2021, the Company repurchased 143,125 shares of its common stock, representing less than 1% of the Company’s outstanding shares. Shares were repurchased at a weighted average price of $15.69 for a total of $2.2 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At September 30, 2021, the remaining amount that could be used to repurchase shares under the stock repurchase program was $12.5 million.

Strong earnings and capital growth coupled with better asset quality visibility as loan modifications expired, supported management’s decision to resume repurchases under the Company’s stock repurchase program. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program in this fluid economic environment.

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

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of September 30, 2021. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$485,377	15.93%	$243,787	8.00%	$319,970	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	355,118	11.65	182,840	6.00	259,023	8.50	N/A	N/A
Common Equity Tier 1 Capital	288,603	9.47	137,130	4.50	213,313	7.00	N/A	N/A
Tier 1 Leverage Ratio	355,118	10.70	132,757	4.00	132,757	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$399,889	13.13%	$243,656	8.00%	$319,798	10.50%	$304,569	10.00%
Tier 1 Risk-Based Capital	361,803	11.88	182,742	6.00	258,884	8.50	243,656	8.00
Common Equity Tier 1 Capital	361,803	11.88	137,056	4.50	213,199	7.00	197,970	6.50
Tier 1 Leverage Ratio	361,803	10.96	132,066	4.00	132,066	4.00	165,083	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Company (Consolidated):
Total Risk-Based Capital	$360,198	14.58%	$197,604	8.00%	$259,355	10.50%	N/A	N/A
Tier 1 Risk-Based Capital	255,530	10.35	148,203	6.00	209,954	8.50	N/A	N/A
Common Equity Tier 1 Capital	255,530	10.35	111,152	4.50	172,904	7.00	N/A	N/A
Tier 1 Leverage Ratio	255,530	9.28	110,168	4.00	110,168	4.00	N/A	N/A
Bank:
Total Risk-Based Capital	$330,380	13.37%	$197,629	8.00%	$259,388	10.50%	$247,036	10.00%
Tier 1 Risk-Based Capital	299,447	12.12	148,222	6.00	209,981	8.50	197,629	8.00
Common Equity Tier 1 Capital	299,447	12.12	111,166	4.50	172,925	7.00	160,574	6.50
Tier 1 Leverage Ratio	299,447	10.89	109,972	4.00	109,972	4.00	137,465	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules require a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At September 30, 2021, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$342,706	$459,484	$243,988	$400,350
Letters of Credit	8,325	104,698	10,954	79,252
Totals	$351,031	$564,182	$254,942	$479,602

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

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of September 30, 2021, the Company had no borrowings outstanding through the AFX.

The following tables provide a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	September 30, 2021	December 31, 2020

(Dollars in thousands)
Cash and Cash Equivalents	$178,532	$145,348
Securities Available for Sale	413,149	390,629
Total Primary Liquidity	$591,681	$535,977
Ratio of Primary Liquidity to Total Deposits	20.7%	21.4%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	September 30, 2021	December 31, 2020
(Dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$487,195	$361,236
Net Secured Borrowing Capacity with the Federal Reserve Bank	106,209	76,830
Unsecured Borrowing Capacity with Correspondent Lenders	208,000	143,000
Secured Borrowing Capacity with Correspondent Lender	25,000	—
Total Secondary Liquidity	$826,404	$581,066
Ratio of Primary and Secondary Liquidity to Total Deposits	49.7%	44.7%

During the nine months ended September 30, 2021, primary liquidity increased by $55.7 million due to a $33.2 million increase in cash and cash equivalents and a $22.5 million increase in securities available for sale, when compared to December 31, 2020. Secondary liquidity increased by $245.3 million as of September 30, 2021 when compared to December 31, 2020, due to a $126.0 million increase in the borrowing capacity on the secured borrowing line with the FHLB, a $29.4 million increase in the borrowing capacity on the secured credit line with the Federal Reserve Bank, a $65.0 million increase in unsecured borrowing capacity with correspondent lenders, and a $25.0 million increase from the addition of a secured revolving line of credit with a correspondent lender.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At September 30, 2021, core deposits totaled approximately $2.38 billion and represented 83.3% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity management purposes. At September 30, 2021, brokered deposits totaled $417.2 million, consisting of $250.8 million of brokered time deposits and $166.4 million of non-maturity brokered money market and transaction accounts. At December 31, 2020, brokered deposits totaled $452.3 million, consisting of

$292.6 million of brokered time deposits and $159.7 million of non-maturity brokered money market and transaction accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of September 30, 2021, the Company was in compliance with all established liquidity guidelines in the policy.

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

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020
(dollars in thousands)
Pre-Provision Net Revenue
Noninterest Income	$1,410	$1,603	$1,008	$986	$1,157	$4,021	$4,853
Less: Gain on sales of Securities	(48)	(702)	—	(30)	(109)	(750)	(1,473)
Total Operating Noninterest Income	1,362	901	1,008	956	1,048	3,271	3,380
Plus: Net Interest Income	28,673	26,288	25,395	24,841	21,679	80,356	63,123
Net Operating Revenue	$30,035	$27,189	$26,403	$25,797	$22,727	$83,627	$66,503

Noninterest Expense	$13,236	$11,477	$10,923	$15,258	$9,672	$35,636	$30,129
Less: Amortization of Tax Credit Investments	(152)	(140)	(118)	(146)	(145)	(410)	(592)
Less: Debt Prepayment Fees	(582)	—	—	(5,613)	—	(582)	(1,430)
Total Operating Noninterest Expense	$12,502	$11,337	$10,805	$9,499	$9,527	$34,644	$28,107

Pre-Provision Net Revenue	$17,533	$15,852	$15,598	$16,298	$13,200	$48,983	$38,396

Plus:
Non-Operating Revenue Adjustments	48	702	—	30	109	750	1,473
Less:
Provision for Loan Losses	1,300	1,600	1,100	3,900	3,750	4,000	8,850
Non-Operating Expense Adjustments	734	140	118	5,759	145	992	2,022
Provision for Income Taxes	4,038	3,821	3,709	1,690	2,240	11,568	6,782
Net Income	$11,509	$10,993	$10,671	$4,979	$7,174	$33,173	$22,215

Average Assets	$3,332,301	$3,076,712	$2,940,262	$2,816,032	$2,711,755	$3,117,861	$2,550,945
Pre-Provision Net Revenue Return on Average Assets	2.09%	2.07%	2.15%	2.30%	1.94%	2.10%	2.01%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020
(dollars in thousands)

Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$28,880	$26,495	$25,609	$25,051	$21,898	$80,985	$63,833
Less: Loan Fees	(1,487)	(1,023)	(1,202)	(1,514)	(1,198)	(3,712)	(3,769)
Less: PPP Interest and Fees	(1,753)	(1,767)	(1,864)	(2,097)	(1,173)	(5,384)	(2,046)
Core Net Interest Income	$25,640	$23,705	$22,543	$21,440	$19,527	$71,889	$58,018

Average Interest Earning Assets	3,234,301	3,019,437	2,883,084	2,759,543	2,655,882	3,046,893	2,500,827
Less: Average PPP Loans	(76,006)	(149,312)	(148,881)	(165,099)	(181,397)	(124,466)	(107,541)
Core Average Interest Earning Assets	$3,158,295	$2,870,125	$2,734,203	$2,594,444	$2,474,485	$2,922,427	$2,393,286
Core Net Interest Margin	3.22%	3.31%	3.34%	3.29%	3.14%	3.29%	3.24%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020
(dollars in thousands)
Efficiency Ratio
Noninterest Expense	$13,236	$11,477	$10,923	$15,258	$9,672	$35,636	$30,129
Less: Amortization of Intangible Assets	(48)	(47)	(48)	(48)	(48)	(143)	(143)
Adjusted Noninterest Expense	$13,188	$11,430	$10,875	$15,210	$9,624	$35,493	$29,986
Net Interest Income	28,673	26,288	25,395	24,841	21,679	80,356	63,123
Noninterest Income	1,410	1,603	1,008	986	1,157	4,021	4,853
Less: Gain on Sales of Securities	(48)	(702)	—	(30)	(109)	(750)	(1,473)
Adjusted Operating Revenue	$30,035	$27,189	$26,403	$25,797	$22,727	$83,627	$66,503
Efficiency Ratio	43.9%	42.0%	41.2%	59.0%	42.3%	42.4%	45.1%

Adjusted Efficiency Ratio
Noninterest Expense	$13,236	$11,477	$10,923	$15,258	$9,672	$35,636	$30,129
Less: Amortization of Tax Credit Investments	(152)	(140)	(118)	(146)	(145)	(410)	(592)
Less: Debt Prepayment Fees	(582)	—	—	(5,613)	—	(582)	(1,430)
Less: Amortization of Intangible Assets	(48)	(47)	(48)	(48)	(48)	(143)	(143)
Adjusted Noninterest Expense	$12,454	$11,290	$10,757	$9,451	$9,479	$34,501	$27,964
Net Interest Income	28,673	26,288	25,395	24,841	21,679	80,356	63,123
Noninterest Income	1,410	1,603	1,008	986	1,157	4,021	4,853
Less: Gain on Sales of Securities	(48)	(702)	—	(30)	(109)	(750)	(1,473)
Adjusted Operating Revenue	$30,035	$27,189	$26,403	$25,797	$22,727	$83,627	$66,503
Adjusted Efficiency Ratio	41.5%	41.5%	40.7%	36.6%	41.7%	41.3%	42.0%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020
(dollars in thousands)
Adjusted Noninterest Expense to Average Assets (Annualized)
Noninterest Expense	$13,236	$11,477	$10,923	$15,258	$9,672	$35,636	$30,129
Less: Amortization of Tax Credit Investments	(152)	(140)	(118)	(146)	(145)	(410)	(592)
Less: Debt Prepayment Fees	(582)	—	—	(5,613)	—	(582)	(1,430)
Adjusted Noninterest Expense	$12,502	$11,337	$10,805	$9,499	$9,527	$34,644	$28,107

Average Assets	$3,332,301	$3,076,712	$2,940,262	$2,816,032	$2,711,755	$3,117,861	$2,550,945
Adjusted Noninterest Expense to Average Assets (Annualized)	1.49%	1.48%	1.49%	1.34%	1.40%	1.49%	1.47%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020
(dollars in thousands)
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$367,803	$290,830	$279,171	$265,405	$265,432
Less: Preferred Stock	(66,515)	—	—	—	—
Total Common Shareholders' Equity	301,288	290,830	279,171	265,405	265,432
Less: Intangible Assets	(3,153)	(3,200)	(3,248)	(3,296)	(3,344)
Tangible Common Equity	$298,135	$287,630	$275,923	$262,109	$262,088

Total Assets	$3,389,125	$3,162,612	$3,072,359	$2,927,345	$2,774,564
Less: Intangible Assets	(3,153)	(3,200)	(3,248)	(3,296)	(3,344)
Tangible Assets	$3,385,972	$3,159,412	$3,069,111	$2,924,049	$2,771,220
Tangible Common Equity/Tangible Assets	8.81%	9.10%	8.99%	8.96%	9.46%

Tangible Book Value Per Share
Book Value Per Common Share	$10.73	$10.33	$9.92	$9.43	$9.25
Less: Effects of Intangible Assets	(0.11)	(0.11)	(0.12)	(0.12)	(0.12)
Tangible Book Value Per Common Share	$10.62	$10.22	$9.80	$9.31	$9.13

Return on Average Tangible Common Equity
Net Income	$11,509	$10,993	$10,671	$4,979	$7,174	$33,173	$22,215

Average Shareholders' Equity	$330,604	$286,311	$272,729	$265,716	$263,195	$296,760	$256,393
Less: Average Preferred Stock	(32,332)	—	—	—	—	(10,896)	—
Average Common Equity	298,272	286,311	272,729	265,716	263,195	285,864	256,393
Less: Effects of Average Intangible Assets	(3,180)	(3,228)	(3,276)	(3,323)	(3,371)	(3,227)	(3,418)
Average Tangible Common Equity	$295,092	$283,083	$269,453	$262,393	$259,824	$282,637	$252,975
Return on Average Tangible Common Equity	15.47%	15.58%	16.06%	7.55%	10.98%	15.69%	11.73%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020
(dollars in thousands)
Adjusted Diluted Earnings Per Common Share
Net Income	$11,509	$10,993	$10,671	$4,979	$7,174	$33,173	$22,215
Add: Debt Prepayment Fees	582	—	—	5,613	—	582	1,430
Less: Tax Impact	(151)	—	—	(1,336)	—	(151)	(335)
Net Income, Excluding Impact of Debt Prepayment Fees	$11,940	$10,993	$10,671	$9,256	$7,174	$33,604	$23,310

Diluted Weighted Average Shares Outstanding	29,110,547	29,128,181	28,945,212	28,823,384	29,174,601	29,077,850	29,300,763
Adjusted Diluted Earnings Per Common Share	$0.41	$0.38	$0.37	$0.32	$0.25	$1.16	$0.80

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At September 30, 2021 and December 31, 2020, these cash flow hedges had a total notional amount of $220.0 million and $161.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2021 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

	September 30, 2021		December 31, 2020
Change (basis points) in Interest Rates	Forecasted Net	Percentage Change	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base	Interest Income	from Base
+400	$108,391	6.79%	$91,046	10.03%
+300	106,298	4.73	88,698	7.19
+200	104,174	2.64	86,241	4.22
+100	102,241	0.73	84,195	1.75
0	101,496	—	82,747	—
−100	99,260	(2.20)	81,780	(1.17)

The table above indicates that as of September 30, 2021, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 6.79% increase in net interest income. In the event of an immediate 100 basis point decrease in interest rates, the Company would experience a 2.20% decrease in net interest income.

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

LIBOR Transition

LIBOR is used as an index rate for the Company’s interest rate swaps and caps, a portion of its subordinated debt, various investment securities and approximately 7.6% of the Company’s loans as of September 30, 2021. It is expected that the number of institutions that have been reporting information used to set LIBOR will stop doing so starting after December 31, 2021 through June 30, 2023 when their reporting commitment ends. As a result, LIBOR may no longer be available as an index or may be seen as no longer representative of the market. Alternative reference rates are being identified, but existing contracts may not have been written to allow the use of these alternatives. The Company is evaluating the risks related to this transition and its evaluation and mitigation of risks related to the discontinuation of LIBOR may span several reporting periods through 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2021, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the third quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - 31, 2021	-	$-	-	$14,499,391
August 1 - 31, 2021	19,412	16.47	19,412	14,179,694
September 1 - 30, 2021	107,095	16.05	107,095	12,461,284
Total	126,507	$16.11	126,507	$12,461,284
(1)	On January 22, 2019, the Company’s board of directors approved a stock repurchase program which authorized the Company to repurchase up to $15.0 million of its common stock, subject to certain limitations and conditions. The stock repurchase program was effective immediately and was subsequently expanded. On July 23, 2019 and October 27, 2020, the Company's board of directors approved $10.0 million and $15.0 million increases, respectively, to the stock repurchase program for a total authorization of $40.0 million. Additionally, on October 27, 2020, the stock repurchase program duration was extended to run through October 27, 2022. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the stock repurchase program’s expiration, without any prior notice.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on April 25, 2019).
3.2	Amended and Restated Bylaws of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 on Form S-1/A filed on March 5, 2018).
3.3

Statement of Designation of 5.875% of Non-Cumulative Perpetual Preferred Stock, Series A of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 of Bridgewater Bancshares, Inc.’s Form 8-K filed with the SEC on August 17, 2021).

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

4.3

Deposit Agreement, dated as of August 17, 2021, among Bridgewater Bancshares, Inc., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts issued thereunder (incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on August 17, 2021).

4.4	Form of depositary receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.3 hereto).
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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended September 30, 2021 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: November 4, 2021	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Joe M. Chybowki
	Name:	Joe M. Chybowski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)