Form 10-K
period 2021-12-31
Bridgewater Bancshares Inc
filed 2022-03-08
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $16.15 of such shares on that date, was $358,402,108.

The number of shares of the Common Stock issued and outstanding as of February 21, 2022 was 28,207,206.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2021, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on April 26, 2022.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	the negative effects of the ongoing COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, including due to supply chain disruptions, as well as any changes to federal, state or local government laws, regulations or orders in response to the pandemic;
●	loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	the ability to successfully manage credit risk;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including rising rates of inflation;
●	the ability to maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard;
●	the concentration of large loans to certain borrowers;
●	the concentration of large deposits from certain clients;
●	the ability to successfully manage liquidity risk, especially in light of recent excess liquidity at the Bank;
●	the dependence on non-core funding sources and our cost of funds;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
●	the composition of senior leadership team and the ability to attract and retain key personnel;
●	talent and labor shortages and high rates of employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions and “fintech” companies;
●	the effectiveness of the risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;

●	the impact of recent and future legislative and regulatory changes, including changes to federal and state corporate tax rates;
●	interest rate risk, including the effects of anticipated rate increases by the Federal Reserve;
●	fluctuations in the values of the securities held in our securities portfolio or the values of derivative instruments held in our derivatives portfolio;
●	the imposition of tariffs or other governmental policies impacting the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism or other adverse external events;
●	potential impairment to the goodwill recorded in connection with a past acquisition; and
●	changes to U.S. or state tax laws, regulations and guidance, including recent proposals to increase the federal corporate tax rate.

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

PART I

ITEM 1.  BUSINESS

Company Overview and History

Bridgewater Bancshares, Inc. (the “Company”) is a Minnesota corporation and financial holding company with two wholly-owned subsidiaries, Bridgewater Bank (the “Bank”) and Bridgewater Risk Management, Inc., a captive insurance entity. The Bank has two wholly-owned subsidiaries: BWB Holdings, LLC, which was formed for the purpose of holding repossessed property; and Bridgewater Investment Management, Inc., which was formed for the purposes of holding certain municipal securities and engaging in municipal lending activities. The Bank has seven full-service offices located in Bloomington, Greenwood, Minneapolis (2), St. Louis Park, Orono, and St. Paul, Minnesota.

The Company is headquartered in St. Louis Park, Minnesota, a suburb located approximately 5 miles southwest of downtown Minneapolis. The Company and Bank were established in 2005 as a de novo bank by a group of industry veterans and local business leaders committed to serving the diverse needs of commercial real estate investors, small business entrepreneurs, and high net worth individuals.

Since inception, the Company has grown significantly and profitably, with a focus on organic growth, driven primarily by commercial real estate lending. Assets have grown at a compounded annual growth rate of 33.3% since 2005, surpassing total asset milestones of $500 million in 2013, $1.0 billion in 2016, $2.0 billion in 2019, and $3.0 billion in 2021. While this growth has been almost entirely organic, in 2016 the Company acquired First National Bank of the Lakes in a complementary small bank acquisition, which added approximately $76.1 million in assets, $66.7 million in seasoned core deposits and two branch locations within its market area.

As of December 31, 2021, total assets were $3.48 billion, total gross loans were $2.82 billion, total deposits were $2.95 billion, and total shareholders’ equity was $379.3 million.

The principal sources of funds for loans and investments are transaction, savings, time, and other deposits, and short-term and long-term borrowings. The Company’s principal sources of income are interest and fees collected on loans, interest and dividends earned on investment securities and service charges. The Company’s principal expenses are interest paid on deposit accounts and borrowings, employee compensation and other overhead expenses. The

Company’s simple, highly efficient business model of providing responsive support and unconventional experiences to clients continues to be the underlying principle that drives the Company’s profitable growth.

Market Area and Competition

The Company operates in the Twin Cities Metropolitan Statistical Area, or MSA, which had total deposits of $222.4 billion as of June 30, 2021, and ranks as the 16th largest metropolitan statistical area in the United States in total deposits, and the third largest metropolitan statistical area in the Midwest in total deposits, based on Federal Deposit Insurance Corporation, or FDIC, data. This area is commonly known as the “Twin Cities” after its two largest cities, Minneapolis, the city with the largest population in the state, and St. Paul, the state capital.

The Twin Cities MSA is defined by attractive market demographics, including strong household incomes, dense populations, a resilient employee base and the presence of a diverse group of large and small businesses. As of December 31, 2021, the Company’s market ranked second in median household income in the Midwest and eighth in the nation, when compared to the top 20 MSAs by population size in each area, based on data available on S&P Global Market Intelligence. According to the U.S. Bureau of Labor Statistics, the population in the Twin Cities MSA was approximately 3.7 million as of December 31, 2021, making it the third largest MSA in the Midwest and 16th largest MSA in the United States. The resilient employee base continues to weather the COVID-19 pandemic, as reflected by an unemployment rate of 2.5%, meaningfully lower than the national average at 3.9% as of December 31, 2021. While no market has been immune to the pandemic, the significant presence of national and international businesses across diverse industries operating within the Twin Cities MSA was critical in allowing the market to navigate the fluid environment.

The Company operates in a competitive market area and competes with other, often much larger, retail and commercial banks and financial institutions. Two large, national banking chains, Wells Fargo and US Bank, together controlled 64.8% of the deposit market share in the Twin Cities MSA as of June 30, 2021, based on FDIC data and as displayed in the table below. By comparison, as of the same date, the Company had a deposit market share of approximately 1.2%, which ranked the Company ninth in the Twin Cities MSA overall and fourth in the Twin Cities MSA among banks headquartered in Minnesota.

				Total	Market
		State	Branch	Deposits	Share
Rank	Institution	Headquarters	Count	($000)	(%)
1	U.S. Bancorp	MN	84	75,920,294	34.13
2	Wells Fargo & Co	CA	91	68,134,257	30.63
3	Ameriprise Financial, Inc.	MN	2	8,673,273	3.90
4	Bank of Montreal	N/A	26	7,848,971	3.53
5	Huntington Bancshares, Inc.	OH	77	6,544,990	2.94
6	Otto Bremer Trust	MN	21	5,705,066	2.56
7	Bank of America Corp.	NC	13	5,134,285	2.31
8	Old National Bancorp	IN	29	3,885,519	1.75
9	Bridgewater Bancshares, Inc.	MN	8	2,748,002	1.24
10	State Bankshares, Inc.	ND	6	2,558,465	1.15
	Top 10 Institutions		357	187,153,122	84.14

	Total Bank Deposits		745	222,437,136

The market has experienced disruption in recent years due to acquisitions of local institutions by larger regional banks headquartered outside of the market. The disruption has created significant opportunities for the Company to add both talent and clients. In addition, the Company has developed a local banking advantage in the market with only four of the ten largest banks by deposit market share being headquartered in Minnesota.

Products and Services

The Company offers a full array of simple, quality loan and deposit products primarily for commercial clients. While the Company provides products and services that compete with those offered by large national and regional competitors, the Company additionally offers responsive support and personalized solutions tailored for each client. The Company emphasizes customer service over price, and believes in providing distinguishing levels of client service through the experience of employees, the responsiveness and certainty of the credit process and the efficiency with which business is conducted. The Company believes that clients notice a difference in service compared to the much larger institutions in the market. The Company has built a strong referral network that continually provides opportunities with new client relationships. At this time, the Company does not operate any non-depository business lines such as mortgage, wealth management or trust.

Lending. The Bank focuses primarily on commercial lending, consisting of loans secured by nonfarm, nonresidential properties, loans secured by multifamily residential properties, nonowner occupied single family residential properties, construction loans, land development loans and commercial and industrial loans. The Bank has a particular expertise in multifamily financing which has historically represented approximately 20-30% of the loan portfolio. This asset class has performed extremely well and has lower historical loss rates when compared to other loan types. Commercial real estate loans (excluding multifamily and construction) consist of owner and nonowner occupied properties. This portfolio segment is well diversified with loans secured by office buildings, retail strip centers, industrial properties, senior housing and hospitality properties and mixed-use properties. In addition to loans secured by improved commercial real estate properties, the Bank engages in construction lending, which includes single family residential construction loans, land development, finished lots and raw land loans, and commercial and multifamily construction.

In recent years, the Bank has increased its focus on commercial and industrial lending. This portfolio includes a mix of term equipment loans, revolving lines of credit and lease transactions to support the needs of local businesses. Additionally, the Bank has a niche within the tax credit investment market whereby it bridges equity capital receivables on various tax credit projects.

The Bank focuses on lending to borrowers located or investing in the Twin Cities MSA across a diverse range of industries and property types. The Bank does not generally lend outside of its market, however, as a relationship lender, it will from time to time finance properties located outside of Minnesota for its existing local clients in select situations.

Robust and consistent growth over the last several years has been attributable to the Bank’s strengthening brand and service model in the Twin Cities, M&A-related market disruption resulting in client and banker acquisition opportunities, and the expansion of talented lending and business service teams. As a result, the Bank’s ability to cultivate relationships with certain individuals and businesses has resulted in a concentration of large loans to a small number of borrowers. The Bank has established an informal, internal limit on a single loan to finance one transaction, but may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s financial condition, overall credit quality and property fundamentals are commensurate with the increased size of the relationship.

Deposits. The Bank has developed a suite of deposit products targeted at commercial clients, including a variety of remote deposit and cash management products, along with commercial transaction accounts. The Bank also offers consumers traditional retail deposit products through its branch network, along with online, mobile and direct banking channels. Many of the deposits do not require a branch visit, creating efficiencies across the Bank’s branch network.

Deposits continue to be the primary funding source for the Bank’s lending activities with deposit growth keeping pace with loan growth over the past several years. Deposit growth has been positively impacted by new client and bank acquisition opportunities due to M&A-related market disruption in the Twin Cities and the expansion of the treasury management team.

The Bank has developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2021, the 10 largest depositor relationships accounted for approximately 17.1% of total deposits. This high concentration of depositors presents a risk to liquidity if one or more of them decides to change its relationship with the Bank and to withdraw all or a significant portion of their accounts.

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

Multifamily Lending Expertise. The Company specializes in multifamily lending, which has historically represented between 20% to 30% of the total loan portfolio. We believe this lending niche lowers the risk profile of the overall loan portfolio due to its lower historical loss rates when compared to other loan types. In fact, the multifamily portfolio has experienced no net charge-offs over the past five years and only $62,000 of net charge-offs since inception. As a result of our segment expertise and strong portfolio performance, the Bank has been comfortable continuing to grow the multifamily portfolio.

Engaged and Experienced Board of Directors and Management Team. The Company’s board of directors consists of highly accomplished individuals with strong industry and business experience in the market area. The combined expertise of the board of directors and the significant banking and regulatory experience of the strategic leadership team help execute the Company’s growth strategy.

The Company’s seven-person strategic leadership team has a strong balance of extensive banking and regulatory experience, drive and talent. The team has over 125 years of combined banking and financial services experience and more than 20 years of regulatory experience. Three members of the team have been leading the Bank since its formation, and with an average age of 49, the strategic leadership team can drive growth and strategy for years to come.

In addition to the strategic leadership team, the Company has demonstrated an ability to grow through the recruitment of high performing individuals. The Company seeks to hire people with significant in-market experience who fit the Company’s hard-working, driven culture. Through targeted hiring and internal development efforts, the Company has established a deep bench of talent to continue to grow and manage the business. The Company has structured its team to prepare for long-term growth and stability by combining the experienced strategic leadership and commercial lending teams with its next generation of leaders.

Efficiency. The Company operates as a highly efficient organization based on a simple business model. By focusing on commercial real estate lending, employee overhead is low due to the increased loan portfolio sizes of lenders compared to smaller loan portfolio sizes typically related to other types of commercial lending. In addition, the Company serves its clients through a strategically positioned “branch-light” model, as well as through online, mobile and direct banking channels, and is not dependent on a traditional branch network with a large number of locations.

Hard-Working and Entrepreneurial Culture. The Company has developed a hard-working and entrepreneurial culture, which is a critical component for attracting and retaining experienced and talented bankers, as well as clients. The Company has established a set of core values, based on characteristics that describe and inspire the culture—Unconventional, Responsive, Dedicated, Growth and Accurate. To maintain the culture, all potential and current personnel evaluations include an assessment of these attributes. Clients notice the unconventional environment with dedicated employees who feel like they are part of building a high performing bank.

Solid Asset Quality Metrics. A risk-management focused business model has contributed to solid asset quality during a period of strong loan growth and economic uncertainty. The Company diligently monitors and routinely stress tests the loan portfolio. The strong credit metrics are the result of prudent underwriting standards, experienced lenders, and close ties to and knowledge of clients.

Proactive Enterprise Risk Management. The Company’s enterprise risk management practices provide an enhanced level of oversight allowing management to be proactive rather than reactive. The Company has been focused on scaling its enterprise risk management function to address emerging risks and support robust growth plans. This included the hiring of a Chief Risk Officer in 2021. The management-level enterprise risk committee, comprised of the senior leadership team, the Chief Risk Officer and senior representatives from all departments, meets quarterly to identify, assess, measure, monitor, and manage the Bank’s overall enterprise risk position and to discuss how the Bank’s strategic initiatives may impact the Bank’s risk profile. Enterprise risk management reports are provided to the full Bank board on a quarterly basis. In 2016, Bridgewater Risk Management, Inc. was formed as a captive insurance subsidiary to provide supplemental insurance coverage to the Company and its subsidiaries for risk management purposes.

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

Strategies for Growth

To generate future growth, the Company intends to continue to execute the strategies that it has used over the past sixteen years to achieve some of the strongest performance results in the community banking industry. These strategies include the following:

Focus on Organic Growth in the Market Area. The Company intends to continue to grow its business organically in a focused and strategic manner by leveraging its competitive strengths, including commercial banking expertise, an experienced management team, an efficient business model and strong branding, to capitalize on the opportunities in the Company’s market area. As a publicly traded but locally-headquartered bank, the Company can go beyond what small banks can provide by offering similar sophisticated products and services to those offered by the much larger, out-of-state banks, but in a manner that is tailored to the needs of local clients in a more efficient, responsive and flexible way. Although the growth potential of the current market is substantial and provides the ability to continue to grow organically in the market, the Company will continue to consider opportunistic acquisitions that complement the current business and support the potential for longer term growth and returns for shareholders.

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

Consider Opportunistic Acquisitions. In addition to organic growth, from time to time, the Company may consider additional acquisition opportunities that fit with the organization. Specifically, the Company will evaluate acquisitions that would be complementary to its existing business. The Company will continue to seek acquisitions that will bolster its balance sheet in areas where the Company would like to grow or diversify, without compromising the Company’s risk profile or culture. While pursuing potential acquisitions, the Company intends to be disciplined in its approach to pricing, new business lines and new markets. In the future, the Company may evaluate and act upon acquisition opportunities that would produce attractive returns for shareholders. Management believes that there will be further bank consolidation in the Twin Cities MSA and that the Company is well positioned to be a preferred partner for smaller institutions looking to exit through a sale to an in-market buyer.

Human Capital Resources

The Company believes that its growth and success are dependent on its ability to attract, develop, and retain a high-performing and diverse team of people. The Company’s unconventional corporate culture is a key differentiator and meaningful driver in achieving this objective. As of December 31, 2021, the Company had 223 employees, most of which are full-time employees, an increase of 21% from December 31, 2020. None of the Company’s employees is a party to a collective bargaining agreement. The Company considers the relationship with its employees to be good and has not experienced interruptions of operations due to labor disagreements.

The Company believes embracing and understanding diversity, equity and inclusion has and will continue to make the Company stronger. The Company recognizes that different perspectives enhance its thinking and improve its employees’ experience by bringing together unique backgrounds, beliefs, cultures, and experiences at the Company. The Company’s Diversity, Equity and Inclusion Committee focuses on building an inclusive culture that encourages, supports and celebrates the diversity of the Company’s employees and the communities in which it serves.

Employee retention helps the Company operate efficiently and carry out its mission of being the finest entrepreneurial bank in the Twin Cities. The Company believes its commitment to its core values (Unconventional, Responsive, Dedicated, Growth and Accurate), as well as prioritizing concern for its employees’ well-being, supporting its employees’ career goals and offering competitive wages and benefits aid in the retention of its employees. For example, in 2021, the Company became one of the few local Minnesota companies to establish a $20 per hour minimum wage.

The Company believes developing employees’ leadership skills is a critical factor for the long-term future success of the Company. The Company has a Mentorship Program that gives employees the opportunity to open the door to professional advice and constructive communication from leaders at all levels within the organization. The program provides participants with ways to build leadership skills, learn from others outside of their normal area of activity, and continue to grow both personally and professionally.

The Company strives to give back to the communities in which it operates by encouraging employees to be engaged in the communities where they live and work. To help remove roadblocks to volunteering, the Company offers a program that provides employees paid time off to volunteer at non-profit organizations of their choice (up to 16 hours per year).  The Company is proud to support many local community organizations through financial contributions and employee-driven volunteerism.

The safety, health and wellness of employees is a top priority. The Company’s Health and Wellness Committee is focused on promoting both physical and mental health across the organization. Over the past two years, the COVID-19 pandemic created new challenges for the Company and its team members. In a short period of time, the Company was able to adapt in the uncertain environment by utilizing the Company’s technology, electronic banking and other digital platforms to minimize interruption to both employees and clients. In an effort to keep employees safe during the COVID-19 pandemic, the Company implemented a number of health-related measures, including protocols governing the use of face masks, enhanced cleaning procedures at the corporate and branch offices, social-distancing protocols, and the opportunity for remote and flexible work schedules.

Environmental, Social and Governance (ESG)

The Company is committed to establishing and advancing impactful initiatives that support its corporate responsibility as a growing, local bank in the Twin Cities, while regularly sharing progress with stakeholders. In 2021, the Company created a management-level ESG Committee with the role of developing, implementing and growing a formal ESG program. Additional oversight of the Company’s ESG strategy is provided by the Nominating and ESG Committee of the Board of Directors.

The Company’s ESG priorities include the following:

1)	Leverage its unconventional corporate culture to leave a positive, lasting impact on its team members, clients and communities;
2)	Create a diverse, equitable and inclusive work environment and community;
3)	Ensure strong corporate governance oversight including an effective risk management framework to support a growing organization; and
4)	Contribute to a healthier natural environment in the communities in which employees live and work.

In an effort to increase communication with stakeholders regarding ESG, the Company launched an ESG webpage in March 2022 to share a summary of the actions being taken to support the ESG priorities. For more information on this ESG commitment, please visit the Company’s ESG webpage at www.BWBMN.com/about-bridgewater/esg.

Corporate Information

The Company’s principal executive office is located at 4450 Excelsior Blvd., Suite 100, St. Louis Park, Minnesota 55416, and the telephone number at that address is (952) 893-6868. The website address is investors.bridgewaterbankmn.com. The information contained on the website is not a part of, nor incorporated by reference into, this report.

All filings made by the Company with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, as the Company does. The website is www.sec.gov. The Company provides access to its Securities and Exchange Commission (“SEC”) filings through its website at investors.bridgewaterbankmn.com. After accessing the website, the filings are available free of charge upon selecting “Investor Relations/SEC Filings/Documents.” Reports available include the Company’s proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the documents and reports are electronically filed with or furnished to the SEC.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, or Regulatory Relief Act, eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms have been favorable to the Company’s operations.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID-19 Pandemic

The federal bank regulatory agencies, along with their state counterparts, issued a steady stream of guidance responding to the COVID-19 pandemic and they took a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These included, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews and they have continued using virtual bank examinations in 2022.

For a discussion of the impact of the COVID-19 pandemic, see “—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, information as to selected topics is contained in the relevant sections of this Supervision and Regulation discussion provided below.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions generally are required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets”. The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. The United States bank regulatory agencies adopted the Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015. Basel III, or the Basel III Rule, established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously: it increased the required quantity and quality of capital; and it required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Bank are each subject to the Basel III Rule as described below.

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

The Basel III Rule requires minimum capital ratios as follows:

●	A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
●	A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;

●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

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

Well-Capitalized Requirements. The ratios described above are minimum standards for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

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

As of December 31, 2021: (i) the Bank was not subject to a directive from MDOC or FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company was also in compliance with the capital conservation buffer as of December 31, 2021.

Prompt Corrective Action. The concept of an institution being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of undercapitalized depository institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of a class of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has elected to operate as a financial holding company. In order to maintain its status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory CRA rating. If the Federal Reserve determines that a financial holding company or any bank subsidiary is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but, during the period of noncompliance, the Federal Reserve may place any limitations on the Company that it deems appropriate. Furthermore, if non-compliance is based on the failure of the Bank to achieve a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018. As a result, the FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio fell to 1.30% in 2020 because of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

Supervisory Assessments. All Minnesota-chartered banks are required to pay supervisory assessments to the MDOC to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2021, the Bank paid supervisory assessments to the MDOC totaling approximately $80,700.

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

Dividend Payments. A source of funds for the Company is dividends from the Bank. Under Minnesota law, the Bank cannot declare or pay a cash dividend or dividend in kind unless it will have a surplus amounting to not less than 20% of its capital after payment of the dividend. Once this surplus amount reaches 50% of the Bank’s capital, the Bank may pay dividends out of net profits if the dividends will not reduce the Bank’s capital, undivided profits and reserves below requirements established by the MDOC. Further, the Bank may not declare or pay a dividend until cumulative dividends on preferred stock, if any, are paid in full.

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2021. Notwithstanding the availability of funds for dividends, however, the FDIC and the MDOC may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay unrestricted dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms on which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to operate in a safe and sound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates that the institution pays on deposits or require the institution to take any action that the regulator deems appropriate under the circumstances. Operating in an unsafe or unsound manner will also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2022 are discussed under “—Risk Factors.”

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

Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. The amount of reserves is established by the Federal Reserve based on tranches of zero, three and ten percent of a bank’s transaction account deposits. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the legally mandated reserve maintenance requirement. The action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

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

Anti-Money Laundering. The USA PATRIOT Act, the Bank Secrecy Act and other similar laws are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. These laws mandate financial services companies to have policies and procedures with respect to measures designed to address the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

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

As of December 31, 2021, the Bank’s total loans secured by multifamily and CRE nonowner occupied properties plus total construction and land development loans represented more than 483.4% of its total capital. Thus, the Bank is deemed to have a concentration in CRE lending. Accordingly, pursuant to the Policy Guidance, the Bank is required to have heightened risk management practices in place to account for the heightened degree of risk associated with CRE lending.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many rules issued by the CFPB, as required by the Dodd-Frank Act, addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act and the CFPB’s enabling rules imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

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

Summary

This is a summary of some of the material risks and uncertainties that management believes affects us. The list is not exhaustive but provides a high-level summary of some of the material risks that are further described in this Item 1.A. We encourage you to read Item 1A in its entirety.

Credit Risks

●	Loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	business and economic conditions generally, and in the financial services industry, nationally and within our market area, including rising rates of inflation;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard; and
●	the concentration of large loans to certain borrowers.

Liquidity and Funding Risks

●	The ability to successfully manage liquidity risk, especially in light of recent excess liquidity at the Bank;
●	the dependence on non-core funding sources and our cost of funds;
●	the concentration of large deposits from certain clients; and
●	the ability to raise additional capital to implement our business plan.

Operational, Strategic and Reputational Risks

●	The ability to implement the Company’s growth strategy and manage costs effectively;
●	the ability to attract and retain key personnel, including the strategic leadership team;
●	talent and labor shortages and high rates of employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving critical systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions and “fintech” companies;
●	severe weather, natural disasters, widespread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, civil unrest or other adverse external events; and
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates.

Legal, Accounting and Compliance Risks

●	The effectiveness of the risk management framework and programs;
●	the imposition of tariffs or other governmental policies impacting the value of products produced by our commercial borrowers;
●	potential impairment to the goodwill recorded in connection with a past acquisition;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, including changes to federal and state corporate tax rates; and
●	changes to U.S. or state tax laws, regulations and guidance, including recent proposals to increase the federal corporate tax rate.

Market and Interest Rate Risks

●	Interest rate risk, including the effects of anticipated interest rate volatility; and
●	fluctuations in the values of the securities held in our securities portfolio.

COVID-19 Pandemic Related Risks

●	The negative effects of the ongoing COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, including due to supply chain disruptions, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic.

Credit Risks

Our loan portfolio has a concentration of commercial real estate loans, which involve risks specific to real estate values and the health and market dynamics of the real estate market generally.

As of December 31, 2021, we had $2.01 billion of commercial real estate loans, consisting of $818.6 million of loans secured by nonfarm nonresidential properties, $910.2 million of loans secured by multifamily residential properties and $281.5 million of construction and land development loans. Additionally, we had $120.4 million in loans whose purpose was to finance commercial real estate projects, but were secured by other types of collateral. Commercial real estate secured loans represented 71.3% of our total gross loan portfolio and 483.4% of the Bank’s total risk-based capital at December 31, 2021. The market value of real estate securing our commercial real estate loans can fluctuate in a short period of time as a result of market conditions. Adverse developments affecting real estate values in our market area could increase the credit risk associated with our loan portfolio. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could force us to take charge-offs or require us to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity, as well as environmental factors, could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2021, approximately 86.1% of our total gross loan portfolio was comprised of loans with real estate as a primary component of collateral. As a result, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect our profitability. Such declines and losses would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As a bank, our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, or may present inaccurate or incomplete information to us, as well as risks relating to the value of collateral. To manage our credit risk, we must, among other actions, maintain disciplined and prudent underwriting standards and ensure that our lenders follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans or our inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As of December 31, 2021, our allowance for loan losses as a percentage of total gross loans was 1.42% and as a percentage of total nonperforming loans was 5,542.9%. Although management believes that the allowance for loan losses was adequate on such date to absorb probable losses on existing loans that may become uncollectible, losses in excess of the existing allowance will reduce our net income and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may also be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s assessment that the allowance is inadequate or as required by our banking regulators. Our banking regulators periodically review our allowance for loan losses and the value attributed to impaired loans and may require us to adjust our determination of the value for these items. These adjustments may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As an emerging growth company, this standard is applicable to us on January 1, 2023, after the FASB elected to delay implementation for private companies. In connection with our initial public offering in 2018, we elected to use the extended transition period available to emerging growth companies, which means that we are not subject to all new or revised accounting standards generally applicable to public companies until those standards apply to private companies.

Continued elevated levels of inflation could adversely impact our business, financial condition, results of operations and growth prospects.

The United States has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 7.0% in 2021. Continued levels of inflation could have complex effects on our business, financial condition, results of operations and growth prospects, some of which could be materially adverse. For example, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest income, inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial loans represented 12.8% of our total gross loan portfolio at December 31, 2021. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans is often more sensitive than other types of loans to the general business climate and economy. Accordingly, a challenging business and economic environment may increase our risk related to commercial loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Construction and land development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and land development loans comprised approximately 10.0% of our total loan portfolio as of December 31, 2021. Such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction and land development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Our high concentration of large loans to certain borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to cultivate relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. As of December 31, 2021, our 10 largest borrowing relationships accounted for approximately 19.2% of our total gross loan portfolio. We have established an informal, internal limit on a single loan to finance one transaction, but we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s financial condition, overall credit quality and property fundamentals are commensurate with the increased size of the loan. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of business, economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As a result of our rapid growth, a significant portion of our loan portfolio at any given time is of relatively recent origin. Typically, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as “seasoning.” As a result, a portfolio of more seasoned loans may more predictably follow a bank’s historical default or credit deterioration patterns than a newer portfolio. Because 71.3% of the dollar amount of our portfolio has been originated in the past three years, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Nonperforming assets take significant time to resolve and adversely affect our net interest income.

As of December 31, 2021, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more) totaled $722,000, or 0.03% of our total gross loan portfolio, and our nonperforming assets totaled $722,000, or 0.02% of total assets. In addition, we had $49,000 in accruing loans that were 30-89 days delinquent as of December 31, 2021.

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

Liquidity is essential to our business. Liquidity risk is the risk that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding, or the potential that we cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and from other sources could have a substantial negative effect on our liquidity. We are currently experiencing higher than normal levels of liquidity and are facing challenges on how to invest or deploy the excess funds. This increased liquidity and an uptick in the competition for loans have created additional downward pressure on our net interest margin in recent periods. Our most important source of funds consists of our client deposits, which can decrease for a variety of reasons, including when clients perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If clients move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek other funding alternatives, including increasing our dependence on wholesale funding sources, in order to continue to grow, thereby potentially increasing our funding costs and reducing our net interest income and net income.

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

Other primary sources of funds consist of cash from operations, investment security maturities and sales and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by brokered deposits and the ability to borrow from the Federal Reserve and the Federal Home Loan Bank of Des Moines, or FHLB. We may also borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

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

We use certain non-core, wholesale funding sources, including brokered deposits, federal funds purchased, and FHLB advances. As of December 31, 2021, we had approximately $369.3 million of brokered deposits, which represented approximately 12.5% of our total deposits, $42.5 million of FHLB advances and no federal funds purchased.

Unlike traditional deposits from our local clients, there is a higher likelihood that the funds wholesale deposits provide will not remain with us after maturity. For example, depositors who have deposited funds with us through brokers are a less stable source of funding than typical relationship deposit clients. Although we are increasing our efforts to reduce our reliance on non-core funding sources, we may not be able to increase our market share of core-deposit funding in our highly competitive market area. If we are unable to do so, we may be forced to increase the amounts of wholesale funding sources. The cost of these funds can be volatile and may exceed the cost of core deposits in our market area, which could have a material adverse effect on our net interest income. In addition, our maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans we can pledge. As of December 31, 2021, our advances from the FHLB were collateralized by $930.9 million of real estate and commercial loans. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. If we are unable to access any of these types of funding sources or if our costs related to them increases, our liquidity and ability to support demand for loans could be materially adversely affected.

Our high concentration of large depositors may increase our liquidity risk, and the loss of any large depositor may negatively impact our net interest margin.

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2021, our 10 largest depositor relationships accounted for approximately 17.1% of our total deposits. This high concentration of depositors presents a risk to our liquidity if one or more of them decides to change its relationship with us and to withdraw all or a significant portion of their deposits. If such an event occurs, we may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, which could negatively impact our net interest margin if the alternative source of funding is at a higher rate and have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our liquidity is dependent on dividends from the Bank.

The Company is a legal entity separate and distinct from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. For example, Minnesota law only permits banks to pay dividends if a bank has established a surplus fund equal to or more than 20% of the bank’s capital stock and if the dividends will not reduce the bank’s capital, undivided profits and reserves below specific requirements. As of December 31, 2021, the Bank had the capacity to pay the Company a dividend of up to $14.6 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our success is dependent, to a large degree, upon the continued service and skills of our strategic leadership team. Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within our market area. The loss of any of the members of our strategic leadership team or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market area, the difficulty of finding qualified replacement personnel and any difficulties associated with transitioning of responsibilities to any new members of the strategic leadership team. As such, we need to continue to attract and retain key personnel and to recruit qualified individuals who fit our culture to succeed existing key personnel to ensure the continued growth and successful operation of our business. Leadership changes may occur from time to time, and we cannot predict whether significant retirements or resignations will occur or whether we will be able to recruit additional qualified personnel.

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

Labor shortages and a failure to attract and retain qualified employees could negatively impact our business, financial condition, results of operations and growth prospects.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates as a result of the COVID-19 pandemic, expanded unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government actions. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor markets. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business, financial condition, results of operations and growth prospects.

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

We depend on critical systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

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

From time to time, we may implement new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances in which the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also affect the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service or system conversion could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition, results of operations, growth prospects and reputation.

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

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt and interest rate swaps. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information starting after December 31, 2021 through June 30, 2023. It is not certain at this time whether LIBOR will change or cease to exist or the extent to which those entering into commercial or financial contracts will transition to any particular new benchmark. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

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

We have loans, available for sale securities, derivative contracts, and subordinated debentures with terms that are either directly or indirectly dependent on LIBOR. The transition from LIBOR to alternative rates such as SOFR, could create considerable costs and additional risk. Any such transition could: (i) adversely affect the interest rates paid or received on, the revenue and expenses associate with, and the value of our floating-rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally; (ii) prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate; (iii) result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and (iv) require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profile, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Further, a failure to adequately manage this transition process with our customers could adversely affect our reputation. Although we are currently unable to assess the ultimate impact of the transition from LIBOR, a failure to adequately manage the transition could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Legal, Accounting and Compliance Risks

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2021, our commercial real estate secured loans represented 483.4% of the Bank’s total risk-based capital. As a result, we are deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines. Accordingly, pursuant to guidance issued by the federal bank regulatory agencies, we are required to have heightened risk management practices in place to account for the heightened degree of risk associated with commercial real estate lending and may be required to maintain capital in excess of regulatory minimums. We cannot guarantee that the risk management practices we have implemented will be effective to prevent losses relating to our commercial real estate portfolio. In addition, increased capital requirements could limit our ability to leverage our capital, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our risk management framework and programs may not be effective in mitigating risks or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, strategic, operational, reputational, credit, capital, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and it may not adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations and growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences, which may adversely affect our reputation.

Our accounting estimates, risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.

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

Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities. This increased regulatory burden has resulted and may continue to result in increased costs of doing business and may in the future result in decreased revenues and net income, reduce our ability to compete effectively to attract and retain clients, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, political developments, including recent changes in law introduced by the Biden administration in the United States, add uncertainty to the implementation, scope and timing of regulatory reforms.

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

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of the deferred tax asset consists of deferred loan loss deductions. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2021, our net deferred tax asset was $11.9 million.

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

We did not engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting, as contemplated by Section 404 of Sarbanes-Oxley, under the standards of the PCAOB as of any balance sheet date reported in our financial statements as of December 31, 2021. If we had our independent registered public accounting firm perform an audit of our internal control over financial reporting under the standards of the PCAOB, material weaknesses may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an emerging growth company, we will be exempt from the provisions of Section 404(b) of Sarbanes-Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting under the standards of the PCAOB. We may take advantage of this exemption so long as we qualify as an emerging growth company.

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

We seek to mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. Our hedging strategies rely on assumptions and projections regarding interest rates, asset levels, and general market factors and subject us to counterparty risk. There is no assurance that our interest rate mitigation strategies will be successful, and if our assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that could adversely affect our earnings.

Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions and policies of various governmental and regulatory agencies, and, in particular U.S. monetary policy. For example, we face uncertainty regarding the interest rate risk, and resulting effect on our portfolio, that could result when the Federal Reserve reduces the amount of securities it holds on its balance sheet and changes its targeted federal funds rate. In recent years, it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through a targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have generally been at levels lower than were available prior to the financial crisis. Consequently, the average yield on the Bank’s interest-earning assets has generally decreased during the current low interest rate environment. If a low interest rate environment persists, we may be unable to increase our net interest income.

As of December 31, 2021, we had $875.1 million of noninterest bearing deposit accounts and $2.07 billion of interest bearing deposit accounts. We do not know what future market rates will be, and based on recent guidance from the Federal Reserve, we expect interest rates to rise in 2022. If we need to offer higher interest rates on these accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2021, the fair value of our securities portfolio was approximately $439.4 million, or 12.6% of our total assets. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause an other than temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other than temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

●	actual or anticipated variations in our quarterly results of operations;
●	recommendations or research reports about us or the financial services industry in general published by securities analysts;
●	the failure of securities analysts to cover, or continue to cover;
●	operating and stock price performance of other companies that investors or analysts deem comparable to us;
●	news reports relating to trends, concerns and other issues in the financial services industry;
●	perceptions in the marketplace regarding us, our competitors or other financial institutions;
●	future sales of our common stock;
●	departure of members of our strategic leadership team or other key personnel;
●	new technology used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	changes or proposed changes in laws or regulations, or differing interpretations of existing laws and regulations, affecting our business, or enforcement of these laws and regulations;
●	litigation and governmental investigations; and
●	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

The holders of our debt obligations and preferred stock will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us and claims of all of our outstanding shares of preferred stock. As of December 31, 2021, we had $93.8 million of subordinated debentures outstanding and $69.0 million of preferred stock outstanding. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to our debt holders have been satisfied and holders of senior equity securities, including the preferred shares, have received any payment or distribution due to them.

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

COVID-19 Pandemic Related Risks

The COVID-19 pandemic, including the spread of new variants, has disrupted the U.S. economy and negatively affected the banking industry. The pandemic adversely impacted certain industries in which our clients operate and impaired their ability to fulfill their financial obligations to us. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The COVID-19 pandemic continues to negatively impact the United States and the world. The spread of COVID-19 has negatively impacted the U.S. economy at large, and small businesses in particular, and has disrupted our operations. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have relaxed, new variants of the virus have and may continue to have significant economic effects. The impact of these variants cannot be predicted. As a result, we expect the impact of COVID-19 could continue to be volatile, and last for a significant and indeterminate period. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The COVID-19 pandemic has resulted in a decline in the businesses of certain of our clients, a decrease in consumer confidence, an increase in unemployment and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, the value of loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy. Recent supply chain disruptions caused primarily by the pandemic have negatively affected certain of our commercial customers. Although the U.S. government introduced a number of programs designed to soften the impact of COVID-19 on small businesses, our borrowers may still be unable to satisfy their financial obligations to us.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Stock Market (“Nasdaq”) under the symbol “BWB.” Our depository shares, each representing a 1/100th ownership interest in a share of our 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, $0.01 par value per share (“Series A Preferred Stock”) trade on Nasdaq under the symbol “BWBBP”.

Holders of Record

As of February 28, 2022, the Company had 105 holders of record of the Company’s common stock and an estimated 4,057 additional beneficial holders of the Company’s common stock whose stock was held in street name by brokerages or fiduciaries.

Issuer Purchases of Equity Securities

The following table presents stock purchases made during the fourth quarter of 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2021	-	$-	-	$12,461,284
November 1 - 30, 2021	3,516	18.51	-	12,461,284
December 1 - 31, 2021	24,403	17.35	3,320	12,406,970
Total	27,919	$17.50	3,320	$12,406,970
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock and stock options. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.
(2)	On January 22, 2019, the Company’s board of directors approved a stock repurchase program which authorized the Company to repurchase up to $15.0 million of its common stock, subject to certain limitations and conditions. The stock repurchase program was effective immediately and subsequently expanded. On July 23, 2019, and October 27, 2020, the Company’s board of directors approved $10.0 million and $15.0 million increases, respectively, to the Company’s stock repurchase program for a total authorization of $40.0 million. Additionally, on October 27, 2020, the stock repurchase program duration was extended to run through October 27, 2022. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

Performance Graph

The following graph compares the percentage change in the cumulative shareholder return of the Company’s common stock during the period from the date of our initial public offering and listing on Nasdaq through December 31, 2021, with the cumulative return of the Nasdaq Composite Index and the total return of the Nasdaq Bank Index. This comparison assumes $100.00 was invested on March 14, 2018 and assumes the reinvestment of all cash dividends, if any, prior to any tax effect and retention of all stock dividends. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

COMPARISON OF 45 MONTH CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
3/14/18
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
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

Although the Company intends to pay dividends on the Series A Preferred Stock, dividends on the Series A Preferred Stock are not cumulative or mandatory. If the board of directors does not declare a dividend on the Series A

Preferred Stock or if the board of directors authorizes and declares less than a full dividend in respect of any dividend period, the holders of the Series A Preferred Stock will have no right to receive any dividend or a full dividend and the Company will have no obligation to pay a dividend or to pay full dividends for that dividend period at any time, whether or not dividends on the Series A Preferred Stock or common stock are declared for any future dividend period.

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

Under the terms of a loan agreement with a third party correspondent lender which the Company entered into in March of 2021, the Company cannot declare or pay any cash dividend or make any other distribution in respect to capital stock, except in accordance with past practices and so long as no default has occurred and is continuing. In addition, under the terms of the subordinated notes issued in July of 2017, June of 2020 and July of 2021, and the related subordinated note purchase agreements, the Company is not permitted to declare or pay any dividends on capital stock if an event of default occurs under the terms of the subordinated notes, excluding any dividends or distributions in shares of, or options, warrants or rights to subscribe for or purchase shares of, any class of our common stock and any declaration of a non-cash dividend in connection with the implementation of a shareholders' rights plan.

ITEM 6.  SELECTED FINANCIAL DATA

The information previously required by Item 6 of this form 10-K has been intentionally omitted, as permitted by the SEC in connection with its adoption of its final rules regarding the amendments to modernize, simplify, and enhance identified financial disclosure requirements of registrants.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of the Company’s results of operations and financial condition should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update any of these forward-looking statements. Readers of the Company’s Annual Report on Form 10-K should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on forward-looking statements.

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2021. This information should be read in connection with our audited consolidated financial statements and related notes appearing elsewhere in this report.

	As of and for the year ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Per Common Share Data (1)
Basic Earnings Per Share	$1.59	$0.95	$1.07	$0.93	$0.69
Diluted Earnings Per Share	1.54	0.93	1.05	0.91	0.68
Adjusted Diluted Earnings Per Share (2)	1.55	1.12	N/A	N/A	N/A
Book Value Per Share	11.09	9.43	8.45	7.34	5.56
Tangible Book Value Per Share (2)	10.98	9.31	8.33	7.22	5.40
Basic Weighted Average Shares Outstanding	28,027,454	28,582,064	29,358,644	29,001,393	24,604,464
Diluted Weighted Average Shares Outstanding	28,968,286	29,170,220	29,996,776	29,436,214	25,017,690
Shares Outstanding at Period End	28,206,566	28,143,493	28,973,572	30,097,274	24,679,861

Selected Performance Ratios
Return on Average Assets (ROA)	1.43%	1.04%	1.49%	1.51%	1.16%	(6)
Pre-Provision Net Revenue Return on Average Assets (PPNR ROA) (3)	2.10	2.09	2.07	2.20	2.30
Return on Average Shareholders' Equity (ROE)	14.45	10.51	13.50	13.87	13.18	(6)
Return on Average Tangible Common Equity (2)	15.45	10.65	13.72	14.15	13.60
Average Shareholders' Equity to Average Assets	10.99	9.88	11.00	10.92	8.83
Yield on Interest Earning Assets	4.16	4.51	5.01	4.88	4.76
Yield on Total Loans, Gross	4.60	4.90	5.31	5.23	5.10
Cost of Interest Bearing Liabilities	0.93	1.53	2.03	1.65	1.19
Cost of Total Deposits	0.51	0.93	1.42	1.12	0.80
Net Interest Margin (4)	3.54	3.46	3.59	3.72	3.92
Core Net Interest Margin (2)(4)	3.28	3.25	3.37	3.40	3.56
Efficiency Ratio (2)	42.0	49.0	47.4	46.5	44.4
Adjusted Efficiency Ratio (3)	41.0	40.5	43.3	41.7	41.1
Noninterest Expense to Average Assets	1.51	1.73	1.75	1.78	1.76
Adjusted Noninterest Expense to Average Assets (3)	1.47	1.44	1.59	1.59	1.62
Loan to Deposit Ratio	95.7	93.0	104.9	106.7	100.6
Core Deposits to Total Deposits (7)	85.4	78.1	80.7	74.2	76.7
Tangible Common Equity to Tangible Assets (2)	8.91	8.96	10.65	11.03	8.26

Selected Asset Quality Data
Loans 30-89 Days Past Due	$49	$13	$403	$311	$664
Loans 30-89 Days Past Due to Total Loans	—%	—%	0.02%	0.02%	0.05%
Nonperforming Loans	$722	$775	$461	$581	$1,139
Nonperforming Loans to Total Loans	0.03%	0.03%	0.02%	0.03%	0.08%
Foreclosed Assets	$—	$—	$—	$—	$581
Nonaccrual Loans to Total Loans	0.03%	0.03%	0.02%	0.03%	0.08%
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.03	0.03	0.02	0.03	0.08
Nonperforming Assets (5)	$722	$775	$461	$581	$1,720
Nonperforming Assets to Total Assets (5)	0.02%	0.03%	0.02%	0.03%	0.11%
Allowance for Loan Losses to Total Loans	1.42	1.50	1.18	1.20	1.22
Allowance for Loan Losses to Total Loans, Excluding PPP Loans	1.43	1.59	N/A	N/A	N/A
Allowance for Loans Losses to Nonaccrual Loans	5,542.94	4,495.61	4,886.33	3,447.68	1,448.81
Net Loan Charge-Offs to Average Loans	0.00	0.02	0.01	0.00	0.00

Capital Ratios (Bank Only)
Tier 1 Leverage Ratio	11.09%	10.89%	11.01%	10.82%	9.83%
Common Equity Tier 1 Risk-based Capital Ratio	11.69	12.12	11.72	11.63	11.15
Tier 1 Risk-based Capital Ratio	11.69	12.12	11.72	11.63	11.15
Total Risk-based Capital Ratio	12.94	13.37	12.16	12.76	12.37

Capital Ratios (Consolidated)
Tier 1 Leverage Ratio	10.82%	9.28%	10.69%	11.23%	8.38%
Common Equity Tier 1 Risk-based Capital Ratio	9.36	10.35	11.39	12.07	9.49
Tier 1 Risk-based Capital Ratio	11.43	10.35	11.39	12.07	9.49
Total Risk-based Capital Ratio	15.55	14.58	12.98	14.55	12.46

Growth Ratios
Percentage Change in Total Assets	18.8%	29.0%	15.0%	22.1%	28.3%
Percentage Change in Total Loans, Gross	21.2	21.7	14.8	23.6	34.6
Percentage Change in Total Deposits	17.8	37.2	16.8	16.5	30.9
Percentage Change in Shareholders' Equity	42.9	8.4	10.8	61.1	18.9
Percentage Change in Net Income	68.0	(13.4)	16.7	59.4	27.8
Percentage Change in Diluted Earnings Per Share	64.8	(10.9)	14.5	35.5	15.6
Percentage Change in Tangible Book Value Per Share (2)	17.9	11.8	15.3	33.7	19.3
(1)	Includes shares of common stock and non-voting common stock. On October 25, 2018, the Company exchanged shares of common stock for all of the outstanding shares of non-voting common stock. Following the exchange, no shares of non-voting common stock were outstanding.

(2)	Represents a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" for further details.
(3)	Ratio excludes the amortization of tax credit investments, debt prepayment fees and represents a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" for further details.
(4)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21% beginning in 2018 and 35% for 2017.
(5)	Nonperforming assets are defined as nonaccrual loans plus loans 90 days past due plus foreclosed assets.
(6)	ROA and ROE, excluding a one-time additional expense of $2.0 million related to the revaluation of the deferred tax asset, would have been 1.30% and 14.75%, respectively for the year ended December 31, 2017.
(7)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.

	As of and for the year ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Selected Balance Sheet Data
Total Assets	$3,477,659	$2,927,345	$2,268,830	$1,973,741	$1,616,612
Total Loans, Gross	2,819,472	2,326,428	1,912,038	1,664,931	1,347,113
Allowance for Loan Losses	40,020	34,841	22,526	20,031	16,502
Securities Available for Sale	439,362	390,629	289,877	253,378	229,491
Goodwill and Other Intangibles	3,105	3,296	3,487	3,678	3,869

Deposits	2,946,237	2,501,636	1,823,310	1,560,934	1,339,350
Federal Funds Purchased	—	—	—	18,000	23,000
FHLB Advances and Notes Payable	42,500	68,500	149,500	139,000	85,000
Subordinated Debentures, Net of Issuance Costs	92,239	73,739	24,733	24,630	24,527
Tangible Common Equity (1)	309,653	262,109	241,307	217,320	133,293
Total Shareholders' Equity	379,272	265,405	244,794	220,998	137,162
Average Total Assets	3,189,800	2,617,579	2,114,211	1,777,592	1,451,732
Average Shareholders' Equity	316,237	258,736	232,539	194,083	128,123
(1)	Represents a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for further details.

	For the year ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Selected Income Statement Data
Interest Income	$128,879	$114,826	$103,778	$85,226	66,346
Interest Expense	19,370	26,862	29,646	20,488	12,173
Net Interest Income	109,509	87,964	74,132	64,738	54,173
Provision for Loan Losses	5,150	12,750	2,700	3,575	4,175
Net Interest Income after Provision for Loan Losses	104,359	75,214	71,432	61,163	49,998
Noninterest Income	5,309	5,839	3,826	2,543	2,536
Noninterest Expense	48,095	45,387	36,932	31,562	25,496
Income Before Income Taxes	61,573	35,666	38,326	32,144	27,038
Provision for Income Taxes	15,886	8,472	6,923	5,224	10,149
Net Income	45,687	27,194	31,403	26,920	16,889
Preferred Stock Dividends	1,171	—	—	—	—
Net Income Available to Common Shareholders	$44,516	$27,194	$31,403	$26,920	$16,889

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

Information Regarding COVID-19 Impact

The novel coronavirus, or COVID-19, pandemic was initially declared a pandemic by the World Health Organization in March of 2020 and has caused significant economic dislocation and extraordinary change for the Company, its clients, its communities and the country as a whole. At the onset of the pandemic, significant restrictions were placed on businesses and individuals, and while initial restrictions have been lifted, there is still the possibility that certain restrictions could be re-imposed or extended if the rate of infections surge in the Company’s market area.

Management continues to monitor and consider the impact of the COVID-19 pandemic closely, given the unpredictable nature and speed in which it is evolving. This includes the effects of the CARES Act and Coronavirus Relief Act and the prospects for additional fiscal stimulus programs, the acceptance of COVID-19 vaccines and the effects of new variants of the virus. The situation remains fluid and management cannot estimate the duration and full impact of the COVID-19 pandemic on the economy, financial markets and the Company’s financial condition and results of operations.

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

The following is a discussion of the critical accounting policies and significant estimates that require the Company to make complex and subjective judgments.

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

Results of Operations

Net Income

2021 Compared to 2020

Net income was $45.7 million for the year ended December 31, 2021, a 68.0% increase compared to net income of $27.2 million for the year ended December 31, 2020. Net income per diluted common share for the year ended December 31, 2021 was $1.54, a 64.8% increase, compared to $0.93 per diluted common share for the year ended December 31, 2020. Net income for the year ended December 31, 2020 was significantly impacted by increased provisions for loan losses, primarily attributable to economic uncertainties and evolving risks driven by the impacts of the COVID-19 pandemic, and non-recurring charges of $7.0 million related to prepayment fees associated with the early extinguishment of $94.0 million of higher priced FHLB term advances. ROA was 1.43% and 1.04% for the years ended December 31, 2021 and 2020, respectively. ROE was 14.45% and 10.51% for the years ended December 31, 2021 and 2020, respectively.

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

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the level of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate. Management’s ability to respond to changes in interest rates by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Company’s primary source of earnings. In response to the COVID-19 pandemic, the Federal Open Market Committee, or FOMC, decreased the targeted federal funds rate by a total of 150 basis points in March 2020. This decrease may impact the comparability of net interest income between periods.

Average Balances and Yields

The following table presents, for the years ended December 31, 2021, 2020 and 2019, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	December 31, 2021			December 31, 2020			December 31, 2019
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$132,188	$199	0.15%	$80,113	$170	0.21%	$46,366	$755	1.63%
Investment Securities:
Taxable Investment Securities	317,954	7,015	2.21	234,873	5,712	2.43	149,967	4,354	2.90
Tax-Exempt Investment Securities (1)	75,313	3,242	4.30	87,587	3,807	4.35	101,012	4,327	4.28
Total Investment Securities	393,267	10,257	2.61	322,460	9,519	2.95	250,979	8,681	3.46
Paycheck Protection Program Loans (2)	103,151	6,441	6.24	122,240	4,143	3.39	—	—	—
Loans (1)(2)	2,481,706	112,587	4.54	2,032,180	101,469	4.99	1,785,937	94,852	5.31
Total Loans	2,584,857	119,028	4.60	2,154,420	105,612	4.90	1,785,937	94,852	5.31
Federal Home Loan Bank Stock	5,571	259	4.65	8,866	444	5.01	7,916	398	5.03
Total Interest Earning Assets	3,115,883	129,743	4.16%	2,565,859	115,745	4.51%	2,091,198	104,686	5.01%
Noninterest Earning Assets	73,917			51,720			23,013
Total Assets	$3,189,800			$2,617,579			$2,114,211
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$441,528	$2,052	0.46%	$295,036	$1,626	0.55%	$223,376	$1,634	0.73%
Savings and Money Market Deposits	773,779	3,729	0.48	523,520	5,341	1.02	447,040	7,747	1.73
Time Deposits	323,638	4,099	1.27	374,195	7,806	2.09	349,148	8,379	2.40
Brokered Deposits	406,863	3,962	0.97	348,126	5,040	1.45	261,023	6,236	2.39
Total Interest Bearing Deposits	1,945,808	13,842	0.71	1,540,877	19,813	1.29	1,280,587	23,996	1.87
Federal Funds Purchased	2,479	6	0.24	7,239	111	1.53	7,433	186	2.50
Notes Payable	1,658	61	3.66	11,749	439	3.73	13,750	501	3.64
FHLB Advances	53,294	831	1.56	148,524	3,390	2.28	133,968	3,407	2.54
Subordinated Debentures	82,865	4,630	5.59	50,954	3,109	6.10	24,686	1,556	6.30
Total Interest Bearing Liabilities	2,086,104	19,370	0.93%	1,759,343	26,862	1.53%	1,460,424	29,646	2.03%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	764,087			579,595			414,377
Other Noninterest Bearing Liabilities	23,372			19,905			6,871
Total Noninterest Bearing Liabilities	787,459			599,500			421,248
Shareholders' Equity	316,237			258,736			232,539
Total Liabilities and Shareholders' Equity	$3,189,800			$2,617,579			$2,114,211
Net Interest Income / Interest Rate Spread		110,373	3.23%		88,883	2.98%		75,040	2.98%
Net Interest Margin (3)			3.54%			3.46%			3.59%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(864)			(919)			(908)
Net Interest Income		$109,509			$87,964			$74,132

(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following table presents the changes in the volume and rate of interest bearing assets and liabilities for the year ended December 31, 2021, compared to the year ended December 31, 2020, and for the year ended December 31, 2020, compared to the year ended December 31, 2019.

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Compared with			Compared with
	Year Ended December 31, 2020			Year Ended December 31, 2019
	Change Due To:		Interest	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$78	$(49)	$29	$72	$(657)	$(585)
Investment Securities:
Taxable Investment Securities	1,833	(530)	1,303	2,065	(707)	1,358
Tax Exempt Investment Securities	(528)	(37)	(565)	(583)	63	(520)
Total Securities	1,305	(567)	738	1,482	(644)	838
Loans:
Paycheck Protection Program Loans	(1,192)	3,490	2,298	4,143	—	4,143
Loans	20,395	(9,277)	11,118	12,293	(5,676)	6,617
Total Loans	19,203	(5,787)	13,416	16,436	(5,676)	10,760
Federal Home Loan Bank Stock	(153)	(32)	(185)	47	(1)	46
Total Interest Earning Assets	$20,433	$(6,435)	$13,998	$18,037	$(6,978)	$11,059

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$680	$(254)	$426	$395	$(403)	$(8)
Savings and Money Market Deposits	1,206	(2,818)	(1,612)	780	(3,186)	(2,406)
Time Deposits	(640)	(3,067)	(3,707)	523	(1,096)	(573)
Brokered Deposits	572	(1,650)	(1,078)	1,261	(2,457)	(1,196)
Total Interest Bearing Deposits	1,818	(7,789)	(5,971)	2,959	(7,142)	(4,183)
Federal Funds Purchased	(11)	(94)	(105)	(3)	(72)	(75)
Notes Payable	(369)	(9)	(378)	(73)	11	(62)
FHLB Advances	(1,486)	(1,073)	(2,559)	332	(349)	(17)
Subordinated Debentures	1,783	(262)	1,521	1,603	(50)	1,553
Total Interest Bearing Liabilities	1,735	(9,227)	(7,492)	4,818	(7,602)	(2,784)
Net Interest Income	$18,698	$2,792	$21,490	$13,219	$624	$13,843

Interest Income, Interest Expense, and Net Interest Margin

2021 Compared to 2020

Net interest income was $109.5 million for the year ended December 31, 2021, an increase of $21.5 million, or 24.5%, compared to $88.0 million for the year ended December 31, 2020. The increase in net interest income was largely attributable to growth in average interest earning assets and lower rates paid on deposits, offset partially by declining yields on loans.

Net interest margin (on a fully tax-equivalent basis) for the year ended December 31, 2021 was 3.54%, compared to 3.46% for the year ended December 31, 2020, an increase of 8 basis points. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the year ended December 31, 2021 was 3.28%, a 3 basis point increase from 3.25% for the year ended December 31, 2020. The expansion of core net interest margin, a non-GAAP financial measure, was primarily due to the repricing of deposits and the early extinguishment of higher priced FHLB term advances, offset partially by a decline in the core loan yield and higher average cash balances.

As the PPP loan portfolio pays down, the recognition of fees associated with the originations benefited net interest margin over the last year. The SBA has been forgiving PPP loans, which has accelerated the recognition of PPP fees starting in the fourth quarter of 2020 and continuing throughout 2021. The Company recognized $5.4 million of PPP originations for the year ended December 31, 2021, compared to $2.9 million for the year ended December 31, 2020. The elevated fee recognition is illustrated in the 6.24% PPP loan yield for the year ended December 31, 2021, compared to 3.39% for the year ended December 31, 2020. Remaining PPP origination fees to be recognized as of December 31, 2021 were $898,000.

The following table summarizes PPP loan originations and net origination fees as of December 31, 2021:

	Originated		Outstanding		Program Lifetime
	Number	Principal	Number	Principal	Net Origination	Net Origination
(dollars in thousands)	of Loans	Balance	of Loans	Balance	Fees Generated	Fees Earned
Round One PPP Loans	1,200	$181,600	17	$1,109	$5,706	$5,698
Round Two PPP Loans	651	78,386	136	25,053	3,544	2,654
Totals	1,851	$259,986	153	$26,162	$9,250	$8,352

Average interest earning assets for the year ended December 31, 2021 increased $550.0 million, or 21.4%, to $3.12 billion from $2.57 billion for the year ended December 31, 2020. The increase in average interest earning assets was primarily due to increased cash balances, continued purchases of investment securities, and strong organic growth in the loan portfolio, offset partially by the forgiveness of PPP loans. Average interest bearing liabilities increased $326.8 million, or 18.6%, to $2.09 billion for the year ended December 31, 2021, from $1.76 billion for the year ended December 31, 2020. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and the issuance of subordinated debentures in the second quarter of 2021, partially offset by a decrease in notes payable and FHLB advances.

Average interest earning assets produced a fully tax-equivalent yield of 4.16% for the year ended December 31, 2021, compared to 4.51% for the year ended December 31, 2020. The decline in the yield on interest earning assets was primarily due to excess cash balances and the historically low interest rate environment resulting in lower loan and security yields. The average rate paid on interest bearing liabilities was 0.93% for the year ended December 31, 2021, compared to 1.53% for the year ended December 31, 2020 primarily due to lower rates paid on deposits, the payoff of the Company’s notes payable and the early extinguishment of $94.0 million of higher priced FHLB term advances, offset partially by strong growth of interest bearing deposits and the issuance of additional subordinated debentures.

Interest Income. Total interest income on a tax-equivalent basis was $129.7 million for the year ended December 31, 2021, compared to $115.7 million for the year ended December 31, 2020. The $14.0 million, or 12.1%, increase in total interest income on a tax-equivalent basis was primarily due to continued organic growth in the loan portfolio, as well as PPP loan income.

Interest income on cash investments increased $30,000, or 17.4%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a $52.1 million, or 65.0%, increase in average cash balances, due to strong deposit inflows. Interest income on the investment securities portfolio on a fully-tax equivalent basis increased $738,000, or 7.7%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to a $70.8 million, or 22.0%, increase in average balances between the two periods, which was partially offset by a 34 basis point decline in the aggregate portfolio yield, driven by the historically low interest rate environment.

Interest income on loans, on a fully-tax equivalent basis, for the year ended December 31, 2021 was $119.0 million, compared to $105.6 million for the year ended December 31, 2020. The $13.4 million, or 12.7%, increase was due to a $430.4 million, or 20.0%, increase in the average balance of loans outstanding from continued organic loan growth, which was partially offset by a 30 basis point decline in the average yield on loans.

Loan interest income and loan fees remain the primary contributing factors to the changes in yield on interest earning assets. The aggregate loan yield, excluding PPP loans decreased to 4.54% for the year ended December 31, 2021, which was 45 basis points lower than 4.99% for the year ended December 31, 2020. While loan fees have maintained a relatively stable contribution to the aggregate loan yield, the historically low yield curve has resulted in a decline core yield on loans in comparison to the prior year.

The following table presents a summary of interest and fees recognized on loans, excluding PPP loans, for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,
	2021	2020	2019
Interest	4.33%	4.73%	5.06%
Fees	0.21	0.26	0.25
Yield on Loans, Excluding PPP Loans	4.54%	4.99%	5.31%

Interest Expense. Interest expense on interest bearing liabilities decreased $7.5 million, or 27.9%, to $19.4 million for the year ended December 31, 2021, compared to $26.9 million for the year ended December 31, 2020. The cost of interest bearing liabilities declined 60 basis points to 0.93% for the year ended December 31, 2021, compared to 1.53% for the year ended December 31, 2020. The decline was primarily due to lower rates paid on deposits, and the early extinguishment of $94.0 million of higher priced FHLB term advances, offset partially by growth of interest bearing deposits and the issuance of additional subordinated debentures.

Interest expense on deposits decreased to $13.8 million for the year ended December 31, 2021, compared to $19.8 million for the year ended December 31, 2020. The $6.0 million, or 30.1%, decrease in interest expense on deposits was primarily due to deposit rate cuts consistent with a lower rate environment and the repricing of time deposits, partially offset by the average balance of interest bearing deposits increasing by $404.4 million, or 26.3%. The cost of total deposits declined 42 basis points from 0.93% for the year ended December 31, 2020, to 0.51% for the year ended December 31, 2021.

Interest expense on borrowings decreased $1.5 million to $5.5 million for the year ended December 31, 2021, compared to $7.0 million for the year ended December 31, 2020. This decrease was primarily due to the lower average balance of federal funds purchased, the payoff of the Company’s note payable, the early extinguishment of $94.0 million of higher priced FHLB term advances, and the partial early redemption of $11.3 million of subordinated debentures yielding 5.875%, offset partially by the issuance of $30.0 million of subordinated debentures in July 2021 yielding 3.25%.

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

Average interest earning assets for the year ended December 31, 2020 increased $474.7 million, or 22.7%, to $2.57 billion from $2.09 billion for the year ended December 31, 2019. The increase in average interest earning assets was due to continued organic growth in the loan portfolio as a result of increased loan production, including the funding of PPP loans. Average interest bearing liabilities increased $298.9 million, or 20.5%, to $1.76 billion for the year ended December 31, 2020, from $1.46 billion for the year ended December 31, 2019. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and the issuance of subordinated debentures in the second quarter of 2020, partially offset by a decrease in notes payable.

Average interest earning assets produced a tax-equivalent yield of 4.51% for year ended December 31, 2020, compared to 5.01% for the year ended December 31, 2019. The average rate paid on interest bearing liabilities was 1.53% for the year ended December 31, 2020, compared to 2.03% for the year ended December 31, 2019.

Interest Income. Total interest income on a tax-equivalent basis was $115.7 million for the year ended December 31, 2020, compared to $104.7 million for the year ended December 31, 2019. The $11.1 million, or 10.6%, increase in total interest income on a tax-equivalent basis was primarily due to continued organic growth in the loan portfolio, as well as PPP loan income.

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

Provision for Loan Losses

2021 Compared to 2020

The allowance for loan losses increased $5.2 million as of December 31, 2021, compared to December 31, 2020, reflecting a provision for loan losses of $5.2 million and net recoveries of $29,000 during 2021. The provision for loan losses was $5.2 million for the year ended December 31, 2021, a decrease of $7.6 million, compared to the provision for loan losses of $12.8 million for the year ended December 31, 2020. The decrease in the provision for loan losses related to improving economic conditions and increased clarity surrounding uncertainty and evolving risks driven by the impact of the COVID-19 pandemic, offset partially by growth of the loan portfolio.

The allowance for loan losses to total loans was 1.42% at December 31, 2021, compared to 1.50% at December 31, 2020. The allowance for loan losses to total loans, excluding PPP loans, was 1.43% at December 31, 2021, compared to 1.59% at December 31, 2020.

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

The allowance for loan losses to total loans was 1.50% at December 31, 2020, compared to 1.18% at December 31, 2019. The allowance for loan losses to total loans, excluding PPP loans, was 1.59% at December 31, 2020.

The following table presents a summary of the activity in the allowance for loan losses for the years ended December 31, 2021, 2020, and 2019:

	Year Ended
	December 31,	December 31,	December 31,
(dollars in thousands)	2021	2020	2019
Balance at Beginning of Period	$34,841	$22,526	$20,031
Provision for Loan Losses	5,150	12,750	2,700
Charge-offs	(74)	(517)	(388)
Recoveries	103	82	183
Balance at End of Period	$40,020	$34,841	$22,526

Noninterest Income

2021 Compared to 2020

Noninterest income was $5.3 million for the year ended December 31, 2021, compared to $5.8 million for the year ended December 31, 2020, a decrease of $530,000, or 9.1%. The decrease was primarily due to lower gains on sales of securities and swap fees, offset partially by bank owned-life insurance income.

2020 Compared to 2019

Noninterest income was $5.8 million for the year ended December 31, 2020, compared to $3.8 million for the year ended December 31, 2019, an increase of $2.0 million, or 52.6%. The increase was primarily due to an increase in gains on sales of securities, letter of credit fees, and swap fees.

The following table presents the major components of noninterest income for the year ended December 31, 2021, compared to the year ended December 31, 2020, and for the year ended December 31, 2020, compared to the year ended December 31, 2019:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2021	2020	(Decrease)	2020	2019	(Decrease)
Noninterest Income:
Customer Service Fees	$1,007	$826	$181	$826	$760	$66
Net Gain on Sales of Securities	750	1,503	(753)	1,503	516	987
Net Gain on Sales of Foreclosed Assets	—	—	—	—	69	(69)
Letter of Credit Fees	1,676	1,503	173	1,503	1,184	319
Debit Card Interchange Fees	563	428	135	428	418	10
Swap Fees	—	907	(907)	907	255	652
Bank-Owned Life Insurance	316	—	316	—	—	—
Other Income	997	672	325	672	624	48
Totals	$5,309	$5,839	$(530)	$5,839	$3,826	$2,013

Noninterest Expense

2021 Compared to 2020

Noninterest expense totaled $48.1 million for the year ended December 31, 2021, a $2.7 million, or 6.0% increase from $45.4 million for the year ended December 31, 2020. The increase was primarily driven by a $5.3 million increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the Company’s growth, offset partially by a decrease in debt prepayment fees primarily attributable to a $7.0 million non-recurring prepayment fee associated with the early extinguishment of $94.0 million of higher priced FHLB term advances, incurred in 2020.

Full-time equivalent employees increased from 183 as of December 31, 2020, to 220 as of December 31, 2021. Despite the uncertainty surrounding the COVID-19 pandemic, the Company continues to add key talent across the organization.

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

The efficiency ratio was 42.0% for the year ended December 31, 2021, compared to 49.0% for the year ended December 31, 2020. The amortization of tax credit investments and other non-routine items elevated the level of operating expenses in both years, and while the recognition of the tax credits increases operating expenses, and concurrently the efficiency ratio, it directly reduces income tax expense and the effective tax rate. The adjusted efficiency ratio, a non-GAAP financial measure, which excludes the impact of certain non-routine income and expenses from noninterest expense, mildly increased to 41.0% for the year ended December 31, 2021, compared to 40.5% for the year ended December 31, 2020. The efficiencies of the Company's "branch-light" model have positioned the Company well to continue making investments in technology as the industry adapts to evolving client behavior.

2020 Compared to 2019

Noninterest expense totaled $45.4 million for the year ended December 31, 2020, a $8.5 million, or 22.9% increase from $36.9 million for the year ended December 31, 2019. The increase was primarily driven by a $3.5 million increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the Company’s growth, and a $7.0 million non-recurring prepayment fee associated with the early extinguishment of $94.0 million of higher priced FHLB term advances. The increases were partially offset by a decrease of $2.5 million in amortization of tax credit investments and a decrease of $719,000 in marketing and advertising expenses. Full-time equivalent employees increased from 160 as of December 31, 2019, to 183 as of December 31, 2020.

The efficiency ratio was 49.0% for the year ended December 31, 2020, compared to 47.4% for the year ended December 31, 2019. The adjusted efficiency ratio, a non-GAAP financial measure, which excludes the impact of certain non-routine income and expenses from noninterest expense, decreased to 40.5% for the year ended December 31, 2020, compared to 43.3% for the year ended December 31, 2019.

The following table presents the major components of noninterest expense for the year ended December 31, 2021, compared to the year ended December 31, 2020, and the year ended December 31, 2020, compared to the year ended December 31, 2019:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2021	2020	(Decrease)	2020	2019	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$30,889	$25,568	$5,321	$25,568	$22,076	$3,492
Occupancy and Equipment	3,916	3,258	658	3,258	3,085	173
FDIC Insurance Assessment	1,305	788	517	788	735	53
Data Processing	1,222	1,027	195	1,027	647	380
Professional and Consulting Fees	2,523	1,966	557	1,966	1,690	276
Information Technology and Telecommunications	2,163	1,374	789	1,374	996	378
Marketing and Advertising	1,487	788	699	788	1,507	(719)
Intangible Asset Amortization	191	191	—	191	191	—
Amortization of Tax Credit Investments	562	738	(176)	738	3,225	(2,487)
Debt Prepayment Fees	582	7,043	(6,461)	7,043	—	7,043
Other Expense	3,255	2,646	609	2,646	2,780	(134)
Totals	$48,095	$45,387	$2,708	$45,387	$36,932	$8,455

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

2021 Compared to 2020

Income tax expense was $15.9 million for the year ended December 31, 2021, compared to $8.5 million for the year ended December 31, 2020. The effective combined federal and state income tax rate for the year ended December 31, 2021 was 25.8%, compared to 23.8% for the year ended December 31, 2020. The higher effective combined rate was primarily due to fewer tax credits being recognized during 2021.

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

Financial Condition

Overview

Total assets at December 31, 2021 were $3.48 billion, an increase of $550.3 million, or 18.8%, compared to December 31, 2020. The increase in total assets was primarily due to robust organic loan growth, as well as the continued purchases of investment securities. Total gross loans were $2.82 billion, an increase of $493.0 million, or 21.2%, compared to December 31, 2020.

Total liabilities at December 31, 2021 were $3.10 billion, an increase of $436.4 million, or 16.4%, compared to December 31, 2020. Total deposits were $2.95 billion, an increase of $444.6 million, or 17.8%, compared to December 31, 2020. Total borrowings were $134.7 million, a decrease of $7.5 million, or 5.3%, compared to December 31, 2020.

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

The investment securities portfolio consists primarily of municipal securities, U.S. government agency mortgage-backed securities, SBA securities, asset-backed securities, and corporate securities comprised primarily of subordinated debentures of banks and financial holding companies. In addition, the Company also holds U.S. treasury securities and other debt securities, all with varying contractual maturities. These maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $439.4 million at December 31, 2021, compared to $390.6 million at December 31, 2020, an increase of $48.7 million, or 12.5%. At December 31, 2021, municipal securities represented 36.0% of the investment securities portfolio, government agency mortgage-backed securities represented 26.1% of the portfolio, SBA securities represented 6.9% of the portfolio, corporate securities represented 19.2% of the portfolio, U.S.

treasury securities represented 0.2% of the portfolio, asset-backed securities represented 9.3% of the portfolio, and other mortgage-backed securities represented 2.3% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at December 31, 2021, 2020 and 2019.

	December 31, 2021		December 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury Securities	$756	$754	$—	$—	$4,990	$4,998
SBA Securities	30,474	30,370	40,455	40,107	50,126	49,559
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	671	702	892	957	1,195	1,215
Issued by FNMA and FHLMC	20,649	20,363	16,067	16,117	3,571	3,543
Other Residential Mortgage-Backed Securities	83,394	82,271	94,440	94,409	46,464	46,695
Commercial Mortgage-Backed Securities	10,646	11,138	11,254	12,032	12,019	12,213
All Other Commercial MBS	10,203	10,063	742	745	1,063	1,062
Total MBS	125,563	124,537	123,395	124,260	64,312	64,728
Municipal Securities	151,665	158,369	105,975	115,012	99,441	105,743
Corporate Securities	81,925	84,480	71,116	72,155	49,674	50,176
Asset-Backed Securities	39,867	40,852	38,135	39,095	14,673	14,673
Total	$430,250	$439,362	$379,076	$390,629	$283,216	$289,877

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

Total gross loans increased $493.0 million, or 21.2%, to $2.82 billion at December 31, 2021, compared to $2.33 billion at December 31, 2020. Excluding the forgiveness of $112.3 million of PPP loans, gross loans increased 27.7% at December 31, 2021 compared to December 31, 2020. The construction and land development, multifamily and commercial real estate, or CRE, nonowner occupied categories contributed most significantly to the $605.3 million of net loan growth, excluding PPP loans. As of December 31, 2021, construction and land development loans increased $111.3 million, or 65.4%, multifamily loans increased $283.8 million, or 45.3%, and nonowner occupied CRE loans increased $109.3 million, or 15.4%, when compared to December 31, 2020. The Company’s continued strong loan growth has been driven by the expansion of the talented lending teams, the strong, growing brand of the Bank in the Twin Cities market, the M&A-related market disruption in the Twin Cities resulting in client and banker acquisition opportunities and the PPP-related new client acquisitions.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$360,169	12.8%	$304,220	13.1%	$276,035	14.5%	$260,833	15.7%	$217,753	16.2%
Paycheck Protection Program	26,162	0.9	138,454	6.0	—	—	—	—	—	—
Construction and Land Development	281,474	10.0	170,217	7.3	196,776	10.3	210,041	12.6	130,586	9.7
Real Estate Mortgage:
1 - 4 Family Mortgage	305,317	10.8	294,479	12.7	260,611	13.6	226,773	13.6	195,707	14.5
Multifamily	910,243	32.3	626,465	26.9	515,014	26.9	407,934	24.5	317,872	23.6
CRE Owner Occupied	111,096	4.0	75,604	3.2	66,584	3.5	64,458	3.9	65,909	4.9
CRE Nonowner Occupied	818,569	29.0	709,300	30.5	592,545	31.0	490,632	29.5	415,034	30.8
Total Real Estate Mortgage Loans	2,145,225	76.1	1,705,848	73.3	1,434,754	75.0	1,189,797	71.5	994,522	73.8
Consumer and Other	6,442	0.2	7,689	0.3	4,473	0.2	4,260	0.2	4,252	0.3
Total Loans, Gross	2,819,472	100.0%	2,326,428	100.0%	1,912,038	100.0%	1,664,931	100.0%	1,347,113	100.0%
Allowance for Loan Losses	(40,020)		(34,841)		(22,526)		(20,031)		(16,502)
Net Deferred Loan Fees	(9,535)		(9,151)		(5,512)		(4,515)		(4,104)
Total Loans, Net	$2,769,917		$2,282,436		$1,884,000		$1,640,385		$1,326,507

The Company’s primary focus has been on real estate mortgage lending, which constituted 76.1% of the portfolio as of December 31, 2021. The composition of the portfolio has remained relatively consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of December 31, 2021, investor CRE loans totaled $2.01 billion, consisting of $818.6 million of loans secured by nonowner occupied CRE, $910.2 million of loans secured by multifamily residential properties and $281.5 million of construction and land development loans. Investor CRE loans represented 72.0% of the total gross loan portfolio, excluding PPP loans, and 483.4% of the Bank’s total risk-based capital at December 31, 2021, compared to 455.8% at December 31, 2020.

The following table presents time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at December 31, 2021:

	As of December 31, 2021
	Due in One Year	More Than One	More Than Five
(dollars in thousands)	or Less	Year to Five Years	Years to Fifteen Years	After Fifteen Years
Commercial	$143,878	$149,541	$63,588	$3,162
Paycheck Protection Program	898	25,264	—	—
Construction and Land Development	88,814	121,357	71,303	—
Real Estate Mortgage:
1 - 4 Family Mortgage	55,794	185,729	63,117	677
Multifamily	78,875	331,447	470,353	29,568
CRE Owner Occupied	4,679	22,385	84,032	—
CRE Nonowner Occupied	146,508	359,735	312,326	—
Total Real Estate Mortgage Loans	285,856	899,296	929,828	30,245
Consumer and Other	3,088	2,645	495	214
Total Loans, Gross	$522,534	$1,198,103	$1,065,214	$33,621
Interest Rate Sensitivity:
Fixed Interest Rates	$226,008	$919,024	$591,560	$7,477
Floating or Adjustable Rates	296,526	279,079	473,654	26,144
Total Loans, Gross	$522,534	$1,198,103	$1,065,214	$33,621

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

The following table presents information on loan classifications at December 31, 2021. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$8,718	$14,512	$23,230
Construction and Land Development	—	130	130
Real Estate Mortgage:
1 - 4 Family Mortgage	705	1,390	2,095
CRE Owner Occupied	—	2,421	2,421
CRE Nonowner Occupied	39,907	4,188	44,095
Total Real Estate Mortgage Loans	40,612	7,999	48,611
Totals	$49,330	$22,641	$71,971

The Company has increased oversight and analysis of all segments of the loan portfolio in response to the COVID-19 pandemic, especially in vulnerable industries such as hospitality and restaurants, to proactively monitor evolving credit risk. Loans that have potential weaknesses that warranted a watchlist risk rating at December 31, 2021, totaled $49.3 million, compared to $44.8 million at December 31, 2020. As the COVID-19 pandemic continues to evolve, the length and extent of the economic uncertainty may result in further watchlist or adverse classifications in the loan portfolio. Loans that warranted a substandard risk rating at December 31, 2021 totaled $22.6 million, compared to $15.2 million at December 31, 2020. Management continues to actively work with these borrowers and closely monitor substandard credits.

The Company developed programs for clients who experienced business and personal disruptions due to the COVID-19 pandemic by providing interest-only modifications, loan payment deferrals, and extended amortization modifications. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic are not considered TDRs. Modifications under this guidance, which could only be applied to modifications made by January 1, 2022, have been granted on a case-by-case basis based on specific needs and circumstances affecting each borrower. As of December 31, 2021, the Company had 12 modified loans outstanding totaling $35.0 million, representing 1.3% of the loan portfolio, excluding PPP loans.

The following table presents a rollforward of loan modification activity, by modification type, from December 31, 2020 to December 31, 2021:

(dollars in thousands)	Interest-Only	Payment Deferral	Extended Amortization	Total
Principal Balance - December 31, 2020	$61,105	$613	$4,834	$66,552
Modification Expired	(61,524)	(618)	(4,764)	(66,906)
Additional Modification Granted	19,486	—	4,764	24,250
New Modifications	11,091	—	—	11,091
Net Principal Advances (Payments)	91	5	(94)	2
Principal Balance - December 31, 2021	$30,249	$—	$4,740	$34,989

The following table presents a summary of active loan modifications, by loan segment and modification type, at December 31, 2021:

	Interest-Only		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$315	2	$4,740	1	$5,055	3
Real Estate Mortgage:
CRE Owner Occupied	592	3	—	—	592	3
CRE Nonowner Occupied	29,342	6	—	—	29,342	6
Totals	$30,249	11	$4,740	1	$34,989	12

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $722,000 at December 31, 2021 and $775,000 at December 31, 2020, a decrease of $53,000. There were no loans 90 days past due and still accruing as of December 31, 2021 and 2020. There were no foreclosed assets as of December 31, 2021 and 2020.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Total Nonaccrual Loans	$722	$775	$461	$581	$1,139
Total Nonperforming Loans	$722	$775	$461	$581	$1,139
Plus: Foreclosed Assets	—	—	—	—	581
Total Nonperforming Assets (1)	$722	$775	$461	$581	$1,720
Total Restructured Accruing Loans	1,304	265	276	181	2,178
Total Nonperforming Assets and Restructured Accruing Loans	$2,026	$1,040	$737	$762	$3,898
Nonaccrual Loans to Total Loans	0.03%	0.03%	0.02%	0.03%	0.08%
Nonperforming Loans to Total Loans	0.03	0.03	0.02	0.03	0.08
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.03	0.03	0.02	0.03	0.13
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for loan losses is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. There are not any loans, outside of those included in the tables above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms. Due to the low levels of nonaccrual loans, gross income that would have been recorded on nonaccrual loans during the years ended December 31, 2021 and December 31, 2020 was $20,000 and $27,000, respectively.

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

At December 31, 2021, the allowance for loan losses was $40.0 million, an increase of $5.2 million from $34.8 million at December 31, 2020. Net charge-offs (recoveries) totaled ($29,000) during the year ended December 31, 2021 and $435,000 during the year ended December 31, 2020. The allowance for loan losses as a percentage of total loans was 1.42% at December 31, 2021, compared to 1.50% at December 31, 2020. The allowance for loan losses to total loans, excluding PPP loans, was 1.43% at December 31, 2021, compared to 1.59% at December 31, 2020.

The following table presents a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	As of and for the year ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Net Charge-offs (Recoveries)
Commercial	$(8)	$339	$152	$(15)	$(4)
Construction and Land Development	—	—	(1)	73	(24)
Real Estate Mortgage:
1 - 4 Family Mortgage	(21)	90	27	(38)	(138)
CRE Owner Occupied	(32)	(10)	—	—	—
CRE Nonowner Occupied	—	—	—	—	111
Total Real Estate Mortgage Loans	(53)	80	27	(38)	(27)
Consumer and Other	32	16	27	26	61
Total Net Charge-offs (Recoveries)	$(29)	$435	$205	$46	$6
Net Charge-offs to Average Loans
Commercial	0.00%	0.12%	0.05%	(0.01)%	0.00%
Construction and Land Development	0.00	0.00	0.00	0.04	(0.02)
Real Estate Mortgage:
1 - 4 Family Mortgage	(0.01)	0.03	0.01	(0.02)	(0.07)
CRE Owner Occupied	(0.04)	(0.01)	0.00	0.00	0.00
CRE Nonowner Occupied	0.00	0.00	0.00	0.00	0.03
Total Real Estate Mortgage Loans	0.00	0.01	0.00	0.00	0.00
Consumer and Other	0.45	0.28	0.65	0.63	1.36
Total Net Charge-offs to Average Loans	0.00%	0.02%	0.01%	0.00%	0.00%
Gross Loans, End of Period	2,819,472	2,326,428	1,912,038	1,664,931	1,347,113
Average Loans	2,584,857	2,154,420	1,785,937	1,491,166	1,177,491
Allowance to Total Gross Loans	1.42%	1.50%	1.18%	1.20%	1.22%
Allowance to Total Gross Loans, Excluding PPP Loans	1.43%	1.59%	N/A	N/A	N/A

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	December 31,		December 31,		December 31,		December 31,		December 31,
	2021		2020		2019		2018		2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$6,256	15.6%	$5,703	16.4%	$3,058	13.6%	$2,898	14.5%	$2,435	14.7%
Paycheck Protection Program	13	—	70	0.2	—	—	—	—	—	—
Construction and Land Development	3,757	9.4	2,491	7.1	2,202	9.8	2,451	12.2	1,892	11.5
Real Estate Mortgage:
1 - 4 Family Mortgage	3,757	9.4	3,972	11.4	2,839	12.6	2,597	13.0	2,317	14.0
Multifamily	12,610	31.5	9,517	27.3	5,824	25.9	4,644	23.2	3,170	19.2
CRE Owner Occupied	1,495	3.7	1,162	3.3	792	3.5	808	4.0	956	5.8
CRE Nonowner Occupied	11,335	28.3	10,991	31.6	6,972	30.9	5,872	29.3	5,087	30.8
Total Real Estate Mortgage Loans	29,197	72.9	25,642	73.6	16,427	72.9	13,921	69.5	11,530	69.8
Consumer and Other	147	0.5	203	0.6	85	0.4	65	0.3	60	0.4
Unallocated	650	1.6	732	2.1	754	3.3	696	3.5	585	3.6
Total Allowance for Loan Losses	$40,020	100.0%	$34,841	100.0%	$22,526	100.0%	$20,031	100.0%	$16,502	100.0%

Goodwill and Other Intangible Assets

Goodwill was $2.6 million at December 31, 2021 and 2020. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired, which originated from the acquisition of First National Bank of the Lakes in May of 2016. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of core deposit relationships and favorable lease term intangibles. Total other intangible assets at December 31, 2021 and 2020 were $479,000 and $670,000, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	December 31,		December 31,		December 31,		December 31,		December 31,
	2021		2020		2019		2018		2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$875,084	29.7%	$671,903	26.9%	$447,509	24.5%	$369,203	23.6%	$292,539	21.9%
Interest Bearing Transaction Deposits	544,789	18.5	366,290	14.6	264,627	14.5	179,567	11.5	177,292	13.2
Savings and Money Market Deposits	863,567	29.3	657,617	26.3	516,785	28.3	402,639	25.8	369,942	27.6
Time Deposits	293,474	10.0	353,543	14.1	360,027	19.8	318,356	20.4	292,096	21.8
Brokered Deposits	369,323	12.5	452,283	18.1	234,362	12.9	291,169	18.7	207,481	15.5
Total Deposits	$2,946,237	100.0%	$2,501,636	100.0%	$1,823,310	100.0%	$1,560,934	100.0%	$1,339,350	100.0%

Total deposits at December 31, 2021 were $2.95 billion, an increase of $444.6 million, or 17.8%, compared to total deposits of $2.50 billion at December 31, 2020. Noninterest bearing deposits were $875.1 million at December 31, 2021, an increase of $203.2 million, or 30.2%, compared to $671.9 million at December 31, 2020. Noninterest bearing deposits comprised 29.7% of total deposits at December 31, 2021, compared to 26.9% at December 31, 2020. Similar to the loan portfolio, the growth in core deposits has been a result of successful new client and banker acquisition initiatives and the strong, growing brand of the Bank in the Twin Cities market. However, given the prospect of higher interest rates, management believes deposits could experience fluctuations in future periods.

The Company relies on increasing the deposit base to fund loan and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. At December 31, 2021, total brokered deposits were $369.3 million or 12.5% of total deposits, compared to total brokered deposits of $452.3 million, or 18.1% of total deposits at December 31, 2020. Brokered deposits decreased as a result of core deposit inflows, and the Company was able to alleviate excess liquidity by reducing brokered deposit levels as funds matured.

The following table presents the average balance and average rate paid on each of the following deposit categories for the years ended December 31, 2021, 2020, and 2019:

	As of and for the		As of and for the		As of and for the
	Year Ended		Year Ended		Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$764,087	—%	$579,595	—%	$414,377	—%
Interest Bearing Transaction Deposits	441,528	0.46	295,036	0.55	223,376	0.73
Savings and Money Market Deposits	773,779	0.48	523,520	1.02	447,040	1.73
Time Deposits < $250,000	255,808	1.24	244,779	2.13	232,310	2.30
Time Deposits > $250,000	67,830	1.37	129,416	2.01	116,838	2.61
Brokered Deposits	406,863	0.97	348,126	1.45	261,023	2.39
Total Deposits	$2,709,895	0.51%	$2,120,472	0.93%	$1,694,964	1.42%

The following table presents time deposits, including brokered time deposits, that are in excess of the FDIC insurance limit, currently $250,000, by time remaining until maturity:

December 31,
(dollars in thousands)	2021
Three Months or Less	$8,353
Over Three Months through Six Months	3,255
Over Six Months through 12 Months	11,607
Over 12 Months	36,343
Totals	$59,558

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.21 billion and $1.08 billion at December 31, 2021 and 2020, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Other Borrowings

At December 31, 2021, other borrowings outstanding consisted of FHLB advances of $42.5 million. The Company’s $11.0 million note payable matured during the first quarter of 2021 and was paid off in full at maturity. On March 1, 2021, the Company entered into a Loan and Security Agreement and revolving note which has made a $25.0 million revolving line of credit available to the Company, secured by 100% of the issued and outstanding stock of the Bank. The maturity date of the line of credit is February 28, 2023. As of December 31, 2021, there were no outstanding balances under the revolving line of credit.

The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $550.8 million and $361.2 million at December 31, 2021 and December 31, 2020, respectively.

Additionally, the Company has borrowing capacity from other sources. As of December 31, 2021, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $126.0 million and $76.8 million at December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021 and December 31, 2020, the Company had no outstanding advances from the discount window.

Subordinated Debentures

On July 8, 2021, the Company issued $30.0 million of subordinated debentures at an initial fixed interest rate of 3.25%, which is payable semi-annually. Beginning on July 15, 2026, the interest rate converts to a variable interest rate, reset quarterly, equal to the three-month SOFR plus 2.52%, which is payable quarterly. The subordinated debentures mature on July 15, 2031. The subordinated debentures, net of issuance costs, were $29.4 million at December 31, 2021. On November 5, 2021, the Company completed an exchange of all of the subordinated debentures for substantially identical subordinated debentures registered under the Securities Act of 1933, in satisfaction of the Company’s obligations under a registration rights agreement entered into with the initial purchasers of the subordinated debentures. The subordinated debentures qualify for Tier 2 regulatory capital treatment at the Company level under applicable regulatory guidelines.

For additional information, see “Note 11 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at December 31, 2021:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$2,414,652	$—	$—	$—	$2,414,652
Time Deposits	142,585	177,133	178,965	32,902	531,585
FHLB Advances	—	22,500	20,000	—	42,500
Subordinated Debentures	—	—	—	93,750	93,750
Commitment to Fund Tax Credit Investments	407	—	—	—	407
Operating Lease Obligations	514	1,011	866	557	2,948
Totals	$2,558,158	$200,644	$199,831	$127,209	$3,085,842

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

Capital

On August 17, 2021, the Company announced the closing of its underwritten public offering of 2,400,000 depositary shares, each representing a 1/100th interest in a share of the Company’s Series A Preferred Stock. On August 20, 2021, the underwriters of the offering exercised in full their option to purchase 360,000 additional depositary shares to cover over-allotments. As a result, the gross proceeds from the offering totaled $69.0 million. On January 27, 2022, the Company’s board of directors declared a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on the Series A Preferred Stock, payable on March 1, 2022, to shareholders of record on the Series A Preferred Stock at the close of business on February 15, 2022.

Shareholders’ equity at December 31, 2021, was $379.3 million, an increase of $113.9 million, or 42.9%, over shareholders’ equity of $265.4 million at December 31, 2020, primarily due to $44.5 million of net income retained, the net issuance of $66.5 million of preferred stock, and a $2.4 million increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income primarily resulted from interest rate fluctuations between periods that impacted the fair values of the investment securities and derivatives portfolios.

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

During the year ended December 31, 2021, the Company repurchased 146,445 shares of its common stock, representing less than 1% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $15.71 for a total of $2.3 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At December 31, 2021, the remaining amount that could be used to repurchase shares under the stock repurchase program was $12.4 million. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program in this fluid economic environment.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2021. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Company (Consolidated):
Total Risk-based Capital	$499,554	15.55%	$256,966	8.00%	$337,268	10.50%	N/A	N/A
Tier 1 Risk-based Capital	367,161	11.43	192,725	6.00	273,027	8.50	N/A	N/A
Common Equity Tier 1 Capital	300,647	9.36	144,543	4.50	224,845	7.00	N/A	N/A
Tier 1 Leverage Ratio	367,161	10.82	135,723	4.00	135,723	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$415,848	12.94%	$257,005	8.00%	$337,319	10.50%	$321,256	10.00%
Tier 1 Risk-based Capital	375,688	11.69	192,754	6.00	273,068	8.50	257,005	8.00
Common Equity Tier 1 Capital	375,688	11.69	144,565	4.50	224,879	7.00	208,816	6.50
Tier 1 Leverage Ratio	375,688	11.09	135,508	4.00	135,508	4.00	169,386	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Company (Consolidated):
Total Risk-based Capital	$360,198	14.58%	$197,604	8.00%	$259,355	10.50%	N/A	N/A
Tier 1 Risk-based Capital	255,530	10.35	148,203	6.00	209,954	8.50	N/A	N/A
Common Equity Tier 1 Capital	255,530	10.35	111,152	4.50	172,904	7.00	N/A	N/A
Tier 1 Leverage Ratio	255,530	9.28	110,168	4.00	110,168	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$330,380	13.37%	$197,629	8.00%	$259,388	10.50%	$247,036	10.00%
Tier 1 Risk-based Capital	299,447	12.12	148,222	6.00	209,981	8.50	197,629	8.00
Common Equity Tier 1 Capital	299,447	12.12	111,166	4.50	172,925	7.00	160,574	6.50
Tier 1 Leverage Ratio	299,447	10.89	109,972	4.00	109,972	4.00	137,465	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules require a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At December 31, 2021, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$335,842	$463,306	$243,988	$400,350
Letters of Credit	10,521	109,126	10,954	79,252
Totals	$346,363	$572,432	$254,942	$479,602

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

The Company had outstanding letters of credit with the FHLB in the amount of $36.5 million and $60.1 million at December 31, 2021 and 2020, respectively, on behalf of customers and to secure public deposits.

Liquidity

Liquidity is the Company’s capacity to meet cash and collateral obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on the Company’s ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting either daily operations or financial condition. The Bank’s ALM Committee, is responsible for managing commitments to meet the needs of customers while achieving the Company’s financial objectives. The ALM Committee meets regularly to review balance sheet composition, funding capacities, and current and forecasted loan demand.

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

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of December 31, 2021, the Company had no borrowings outstanding through the AFX.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	December 31, 2021	December 31, 2020
(Dollars in thousands)
Cash and Cash Equivalents	$130,884	$145,348
Securities Available for Sale	439,362	390,629
Total Primary Liquidity	$570,246	$535,977
Ratio of Primary Liquidity to Total Deposits	19.4%	21.4%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	December 31, 2021	December 31, 2020
(Dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$550,807	$361,236
Net Secured Borrowing Capacity with the Federal Reserve Bank	126,043	76,830
Unsecured Borrowing Capacity with Correspondent Lenders	208,000	143,000
Secured Borrowing Capacity with Correspondent Lender	25,000	—
Total Secondary Liquidity	$909,850	$581,066
Ratio of Primary and Secondary Liquidity to Total Deposits	50.2%	44.7%

During the year ended December 31, 2021, primary liquidity increased $34.3 million due to a $48.7 million increase in securities available for sale, offset partially by a $14.5 million decrease in cash and cash equivalents, when compared to December 31, 2020. Secondary liquidity increased $328.8 million as of December 31, 2021 when compared to December 31, 2020, due to a $189.6 million increase in the borrowing capacity on the secured borrowing line with the FHLB, a $49.2 million increase in the borrowing capacity on the secured credit line with the Federal Reserve Bank, a $65.0 increase in unsecured borrowing capacity with correspondent lenders, and a $25.0 million increase from the addition of a secured revolving line of credit with a correspondent lender.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At December 31, 2021, core deposits totaled approximately $2.52 billion and represented 85.4% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At December 31, 2021, brokered deposits totaled $369.3 million, consisting of $238.1 million of brokered time deposits and $131.2 million of non-maturity brokered money market and transaction accounts. At December 31, 2020, brokered deposits totaled $452.3 million, consisting of $292.6 million of brokered time deposits and $159.7 million of non-maturity brokered money market and transaction accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2021, the Company was in compliance with all established liquidity guidelines in the policy.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial data included in this report are not measures of financial performance recognized by GAAP. Management uses these non-GAAP financial measures in the analysis of performance:

●	"Pre-Provision Net Revenue" is defined as net interest income plus total noninterest income (excluding all gains and losses on sales of assets) minus total non-interest expense, excluding the amortization of tax credit investments and debt prepayment fees.
●	“Core Net Interest Margin” is defined as the ratio of net interest income (on a fully tax-equivalent basis), reduced by loan fees and PPP interest and fees, divided by interest earning assets, excluding average PPP loans.
“Efficiency ratio” is defined as noninterest expense less the amortization of intangibles divided by our operating revenue, which is equal to net interest income plus noninterest income excluding gains and losses on sales of assets. In management’s judgment, the adjustments made to operating revenue allow investors and analysts to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to the Company’s core business.
●	“Adjusted Efficiency ratio” is defined as the efficiency ratio adjusted to exclude the amortization of tax credit investments and debt prepayments fees from noninterest expense.
●	“Adjusted Noninterest expense to average assets” is defined as the ratio of noninterest expense adjusted to exclude the amortization of tax credit investments and debt prepayment fees, divided by average assets.
●	“Tangible common equity” is defined as shareholders’ equity reduced by preferred stock, goodwill and other intangible assets. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in common shareholders’ equity exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing both equity and assets while not increasing tangible equity or tangible assets.
●	“Tangible common equity to tangible assets” is defined as the ratio of tangible common equity, as defined above, divided by total assets reduced by goodwill and other intangible assets. The Company believes that this measure is important to many investors in the marketplace who are interested in relative changes from period to period in common shareholders’ equity to total assets, each exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing both equity and assets while not increasing our tangible equity or tangible assets.
●	“Tangible book value per share” is defined as tangible common shareholders’ equity divided by total common voting and non-voting shares outstanding. The Company believes that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing book value while not increasing tangible book value.
●	“Return on average tangible common equity” is defined as the ratio of net income available to common shareholders, divided by average tangible common equity. Management believes that this measure is important to many investors in the marketplace because it measures the return on common equity, exclusive of the effects of preferred stock and intangible assets on earnings and capital.
●	“Adjusted Diluted Earnings per Common Share” is defined as net income available to common shareholders excluding the impact of debt prepayment fees divided by diluted weighted average common shares outstanding. In our judgment, the adjustments to earnings remove the volatility that is associated with certain one-time items unrelated to our core business.

The Company believes these non-GAAP financial measures provide useful information to management and investors that is supplementary to the financial condition, results of operations and cash flows computed in accordance with GAAP; however, the Company acknowledges that these non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use. The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of and for the year ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017

Pre-Provision Net Revenue
Noninterest Income	$5,309	$5,839	$3,826	$2,543	$2,536
Less: (Gain) Loss on sales of Securities	(750)	(1,503)	(516)	125	250
Total Operating Noninterest Income	4,559	4,336	3,310	2,668	2,786
Plus: Net Interest income	109,509	87,964	74,132	64,738	54,173
Net Operating Revenue	$114,068	$92,300	$77,442	$67,406	$56,959

Noninterest Expense	$48,095	$45,387	$36,932	$31,562	$25,496
Less: Amortization of Tax Credit Investments	(562)	(738)	(3,225)	(3,293)	(1,916)
Less: Debt Prepayment Fees	(582)	(7,043)	—	—	—
Total Operating Noninterest Expense	$46,951	$37,606	$33,707	$28,269	$23,580

Pre-Provision Net Revenue	$67,117	$54,694	$43,735	$39,137	$33,379

Plus:
Non-Operating Revenue Adjustments	750	1,503	516	(125)	(250)
Less:
Provision for Loan Losses	5,150	12,750	2,700	3,575	4,175
Non-Operating Expense Adjustments	1,144	7,781	3,225	3,293	1,916
Provision for Income Taxes	15,886	8,472	6,923	5,224	10,149
Net Income	$45,687	$27,194	$31,403	$26,920	$16,889

Average Assets	$3,189,800	$2,617,579	$2,114,211	$1,777,592	$1,451,732
Pre-Provision Net Revenue Return on Average Assets	2.10%	2.09%	2.07%	2.20%	2.30%

	As of and for the year ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017

Core Net Interest Margin
Net Interest Income (Tax-Equivalent Basis)	$110,373	$88,883	$75,040	$65,752	$56,373
Less: Loan Fees	(5,173)	(5,283)	(4,562)	(5,654)	(5,076)
Less: PPP Interest and Fees	(6,441)	(4,143)	—	—	—
Core Net Interest Income	$98,759	$79,457	$70,478	$60,098	$51,297

Average Interest Earning Assets	3,115,883	2,565,859	2,091,198	1,766,492	1,439,489
Less: Average PPP Loans	(103,151)	(122,240)	—	—	—
Core Average Interest Earning Assets	$3,012,732	$2,443,619	$2,091,198	$1,766,492	$1,439,489
Core Net Interest Margin	3.28%	3.25%	3.37%	3.40%	3.56%

	As of and for the year ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017

Efficiency Ratio
Noninterest Expense	$48,095	$45,387	$36,932	$31,562	$25,496
Less: Amortization of Intangible Assets	(191)	(191)	(191)	(191)	(191)
Adjusted Noninterest Expense	$47,904	$45,196	$36,741	$31,371	$25,305
Net Interest Income	$109,509	$87,964	$74,132	$64,738	$54,173
Noninterest Income	5,309	5,839	3,826	2,543	2,536
Less: (Gain) Loss on Sales of Securities	(750)	(1,503)	(516)	125	250
Adjusted Operating Revenue	$114,068	$92,300	$77,442	$67,406	$56,959
Efficiency Ratio	42.0%	49.0%	47.4%	46.5%	44.4%

Adjusted Efficiency Ratio
Noninterest Expense	$48,095	$45,387	$36,932	$31,562	$25,496
Less: Amortization of Tax Credit Investments	(562)	(738)	(3,225)	(3,293)	(1,916)
Less: Debt Prepayment Fees	(582)	(7,043)	—	—	—
Less: Amortization of Intangible Assets	(191)	(191)	(191)	(191)	(191)
Adjusted Noninterest Expense	$46,760	$37,415	$33,516	$28,078	$23,389
Net Interest Income	$109,509	$87,964	$74,132	$64,738	$54,173
Noninterest Income	5,309	5,839	3,826	2,543	2,536
Less: (Gain) Loss on Sales of Securities	(750)	(1,503)	(516)	125	250
Adjusted Operating Revenue	$114,068	$92,300	$77,442	$67,406	$56,959
Adjusted Efficiency Ratio	41.0%	40.5%	43.3%	41.7%	41.1%

	As of and for the year ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017

Adjusted Noninterest Expense to Average Assets
Noninterest Expense	$48,095	$45,387	$36,932	$31,562	$25,496
Less: Amortization of Tax Credit Investments	(562)	(738)	(3,225)	(3,293)	(1,916)
Less: Debt Prepayment Fees	(582)	(7,043)	—	—	—
Adjusted Noninterest Expense	$46,951	$37,606	$33,707	$28,269	$23,580

Average Assets	$3,189,800	$2,617,579	$2,114,211	$1,777,592	$1,451,732
Adjusted Noninterest Expense to Average Assets	1.47%	1.44%	1.59%	1.59%	1.62%

	As of and for the year ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$379,272	$265,405	$244,794	$220,998	$137,162
Less: Preferred Stock	(66,514)	—	—	—	—
Total Common Shareholders' Equity	312,758	265,405	244,794	220,998	137,162
Less: Intangible Assets	(3,105)	(3,296)	(3,487)	(3,678)	(3,869)
Tangible Common Equity	$309,653	$262,109	$241,307	$217,320	$133,293

Total Assets	$3,477,659	$2,927,345	$2,268,830	$1,973,741	$1,616,612
Less: Intangible Assets	(3,105)	(3,296)	(3,487)	(3,678)	(3,869)
Tangible Assets	$3,474,554	$2,924,049	$2,265,343	$1,970,063	$1,612,743
Tangible Common Equity/Tangible Assets	8.91%	8.96%	10.65%	11.03%	8.26%

Tangible Book Value Per Share
Book Value Per Common Share	$11.09	$9.43	$8.45	$7.34	$5.56
Less: Effects of Intangible Assets	(0.11)	(0.12)	(0.12)	(0.12)	(0.16)
Tangible Book Value Per Common Share	$10.98	$9.31	$8.33	$7.22	$5.40

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$44,516	$27,194	$31,403	$26,920	$16,889

Average Shareholders' Equity	$316,237	$258,736	$232,539	$194,083	$128,123
Less: Average Preferred Stock	(24,915)	—	—	—	—
Average Common Equity	291,322	258,736	232,539	194,083	128,123
Less: Effects of Average Intangible Assets	(3,204)	(3,395)	(3,582)	(3,772)	(3,956)
Average Tangible Common Equity	$288,118	$255,341	$228,957	$190,311	$124,167
Return on Average Tangible Common Equity	15.45%	10.65%	13.72%	14.15%	13.60%

	As of and for the year ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017

Adjusted Diluted Earnings Per Common Share
Net Income Available to Common Shareholders	$44,516	$27,194	$31,403	$26,920	$16,889
Add: Debt Prepayment Fees	582	7,043	—	—	—
Less: Tax Impact	(151)	(1,676)	—	—	—
Net Income, Excluding Impact of Debt Prepayment Fees	$44,947	$32,561	$31,403	$26,920	$16,889

Diluted Weighted Average Shares Outstanding	28,968,286	29,170,220	29,996,776	29,436,214	25,017,690
Adjusted Diluted Earnings Per Common Share	$1.55	$1.12	$1.05	$0.91	$0.68

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At December 31, 2021 and December 31, 2020, these cash flow hedges had a total notional amount of $235.0 million and $161.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2021 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

	December 31, 2021		December 31, 2020
Change (basis points) in Interest Rates	Forecasted Net	Percentage Change	Forecasted Net	Percentage Change
(12-Month Projection)	Interest Income	from Base	Interest Income	from Base
+400	$116,256	5.75%	$91,046	10.03%
+300	114,328	4.00	88,698	7.19
+200	112,288	2.15	86,241	4.22
+100	110,539	0.55	84,195	1.75
0	109,930	—	82,747	—
−100	106,955	(2.71)	81,780	(1.17)

The table above indicates that as of December 31, 2021, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 5.75% increase in net interest income. In the event of an immediate 100 basis point decrease in interest rates, the Company would experience a 2.71% decrease in net interest income.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bridgewater Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgewater Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and their cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CliftonLarsonAllen LLP

CliftonLarsonAllen LLP

Minneapolis, Minnesota

March 7, 2022

We have served as the Company’s auditor since 2005.

Bridgewater Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31,	December 31,
	2021	2020
ASSETS
Cash and Cash Equivalents	$143,473	$160,675
Bank-Owned Certificates of Deposit	1,876	2,860
Securities Available for Sale, at Fair Value	439,362	390,629
Loans, Net of Allowance for Loan Losses of $40,020 at December 31, 2021 and $34,841 at December 31, 2020	2,769,917	2,282,436
Federal Home Loan Bank (FHLB) Stock, at Cost	5,242	5,027
Premises and Equipment, Net	49,395	50,987
Accrued Interest	9,186	9,172
Goodwill	2,626	2,626
Other Intangible Assets, Net	479	670
Other Assets	56,103	22,263
Total Assets	$3,477,659	$2,927,345

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$875,084	$671,903
Interest Bearing	2,071,153	1,829,733
Total Deposits	2,946,237	2,501,636
Notes Payable	—	11,000
FHLB Advances	42,500	57,500
Subordinated Debentures, Net of Issuance Costs	92,239	73,739
Accrued Interest Payable	1,409	1,615
Other Liabilities	16,002	16,450
Total Liabilities	3,098,387	2,661,940

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at December 31, 2021 and -0- at December 31, 2020	66,514	—
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 28,206,566 at December 31, 2021 and 28,143,493 at December 31, 2020	282	281
Additional Paid-In Capital	104,123	103,714
Retained Earnings	199,347	154,831
Accumulated Other Comprehensive Income	9,006	6,579
Total Shareholders' Equity	379,272	265,405
Total Liabilities and Shareholders' Equity	$3,477,659	$2,927,345

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
INTEREST INCOME
Loans, Including Fees	$118,845	$105,492	$94,852
Investment Securities	9,576	8,720	7,773
Other	458	614	1,153
Total Interest Income	128,879	114,826	103,778

INTEREST EXPENSE
Deposits	13,842	19,813	23,996
Notes Payable	61	439	501
FHLB Advances	831	3,390	3,407
Subordinated Debentures	4,630	3,109	1,556
Federal Funds Purchased	6	111	186
Total Interest Expense	19,370	26,862	29,646

NET INTEREST INCOME	109,509	87,964	74,132
Provision for Loan Losses	5,150	12,750	2,700

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	104,359	75,214	71,432

NONINTEREST INCOME
Customer Service Fees	1,007	826	760
Net Gain on Sales of Available for Sale Securities	750	1,503	516
Net Gain on Sales of Foreclosed Assets	—	—	69
Other Income	3,552	3,510	2,481
Total Noninterest Income	5,309	5,839	3,826

NONINTEREST EXPENSE
Salaries and Employee Benefits	30,889	25,568	22,076
Occupancy and Equipment	3,916	3,258	3,085
Other Expense	13,290	16,561	11,771
Total Noninterest Expense	48,095	45,387	36,932

INCOME BEFORE INCOME TAXES	61,573	35,666	38,326
Provision for Income Taxes	15,886	8,472	6,923
NET INCOME	45,687	27,194	31,403
Preferred Stock Dividends	1,171	—	—
NET INCOME TO COMMON SHAREHOLDERS	$44,516	$27,194	$31,403

EARNINGS PER SHARE
Basic	$1.59	$0.95	$1.07
Diluted	1.54	0.93	1.05
Dividends Paid Per Common Share	—	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	December 31,	December 31,	December 31,
	2021	2020	2019
Net Income	$45,687	$27,194	$31,403
Other Comprehensive Income:
Unrealized Gains (Losses) on Available for Sale Securities	(1,689)	6,394	9,514
Unrealized Gains (Losses) on Cash Flow Hedges	3,991	(3,185)	(962)
Reclassification Adjustment for (Gains) Losses Realized in Income	770	(924)	(525)
Income Tax Impact	(645)	(480)	(1,685)
Total Other Comprehensive Income, Net of Tax	2,427	1,805	6,342
Comprehensive Income	$48,114	$28,999	$37,745

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in thousands, except share data)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE, December 31, 2018	$—	30,097,274	$301	$126,031	$96,234	$(1,568)	$220,998
Stock-based Compensation	—	—	—	752	—	—	752
Comprehensive Income	—	—	—	—	31,403	6,342	37,745
Stock Options Exercised	—	74,850	1	257	—	—	258
Stock Repurchases	—	(1,331,512)	(13)	(14,946)	—	—	(14,959)
Issuance of Restricted Stock Awards	—	132,960	1	(1)	—	—	—
BALANCE, December 31, 2019	—	28,973,572	290	112,093	127,637	4,774	244,794
Stock-based Compensation	—	29,050	—	1,668	—	—	1,668
Comprehensive Income	—	—	—	—	27,194	1,805	28,999
Stock Options Exercised	—	74,400	1	316	—	—	317
Stock Repurchases	—	(940,781)	(10)	(10,324)	—	—	(10,334)
Issuance of Restricted Stock Awards	—	18,641	—	—	—	—	—
Forfeiture of Restricted Stock Awards	—	(8,200)	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(3,189)	—	(39)	—	—	(39)
BALANCE, December 31, 2020	—	28,143,493	281	103,714	154,831	6,579	265,405
Stock-based Compensation	—	18,920	—	2,426	—	—	2,426
Comprehensive Income	—	—	—	—	45,687	2,427	48,114
Preferred Stock Offering, Net of Issuance Costs	66,514	—	—	—	—	—	66,514
Stock Options Exercised	—	164,405	2	722	—	—	724
Stock Repurchases	—	(146,445)	(2)	(2,299)	—	—	(2,301)
Vested Restricted Stock Units	—	51,146	1	(1)	—	—	—
Restricted Shares Withheld for Taxes	—	(24,953)	—	(439)	—	—	(439)
Preferred Stock Dividend	—	—	—	—	(1,171)	—	(1,171)
BALANCE, December 31, 2021	$66,514	28,206,566	$282	$104,123	$199,347	$9,006	$379,272

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	December 31,	December 31,	December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$45,687	$27,194	$31,403
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	3,362	2,691	2,523
Net Gain on Sales of Securities Available for Sale	(750)	(1,503)	(516)
Provision for Loan Losses	5,150	12,750	2,700
Depreciation and Amortization of Premises and Equipment	2,369	1,206	1,008
Loss on Sale of Premises and Equipment	—	2	9
Amortization of Other Intangible Assets	191	191	191
Amortization of Subordinated Debt Issuance Costs	441	223	103
Net Gain on Sale of Foreclosed Assets	—	—	(69)
Stock-based Compensation	2,426	1,668	752
Deferred Income Taxes	(4,522)	(2,590)	(747)
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(4,064)	(5,121)	529
Accrued Interest Payable and Other Liabilities	3,946	(13,692)	1,641
Net Cash Provided by Operating Activities	54,236	23,019	39,527

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-owned Certificates of Deposit	984	(206)	651
Proceeds from Sales of Securities Available for Sale	11,877	40,862	42,864
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	44,235	32,577	41,118
Purchases of Securities Available for Sale	(109,898)	(170,488)	(98,817)
Proceeds from Sale of Premises and Equipment	—	—	1
Net Increase in Loans	(492,631)	(411,320)	(247,573)
Net (Increase) Decrease in FHLB Stock	(215)	2,797	(210)
Purchases of Premises and Equipment	(777)	(24,688)	(15,572)
Proceeds from Sales of Foreclosed Assets	—	134	1,327
Purchase of Bank-Owned Life Insurance	(25,000)	—	—
Net Cash Used in Investing Activities	(571,425)	(530,332)	(276,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	444,601	678,326	262,376
Net Decrease in Federal Funds Purchased	—	—	(18,000)
Principal Payments on Notes Payable	(11,000)	(2,000)	(2,000)
Proceeds from FHLB Advances	—	100,000	42,500
Principal Payments on FHLB Advances	(15,000)	(179,000)	(30,000)
Issuance of Preferred Stock, net of Issuance Costs	66,514	—	—
Preferred Stock Dividends Paid	(1,171)	—	—
Issuance of Subordinated Debt, Net of Issuance Costs	29,309	48,783	—
Redemption of Subordinated Debt	(11,250)	—	—
Stock Options Exercised	724	317	258
Stock Repurchases	(2,301)	(10,334)	(14,959)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(439)	(39)	—
Net Cash Provided by Financing Activities	499,987	636,053	240,175

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,202)	128,740	3,491
Cash and Cash Equivalents Beginning	160,675	31,935	28,444
Cash and Cash Equivalents Ending	$143,473	$160,675	$31,935

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$19,135	$27,004	$29,367
Cash Paid for Income Taxes	19,376	10,723	7,625
Loans Transferred to Foreclosed Assets	—	134	1,258
Premises and Equipment Transferred to Other Assets	—	121	—
Net Investment Securities Purchased but Not Settled	—	—	14,673

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

Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Information available which could affect judgments includes, but is not limited to, changes in interest rates, changes in the performance of the economy, including COVID-19 pandemic related changes, and changes in the financial condition of borrowers.

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

Securities Available for Sale

Debt securities are classified as available for sale and are carried at fair value with unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses on securities available for sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss). Gains and losses on sales of securities are determined using the specific identification method on the trade date. The amortization of premiums and accretion of discounts are recognized in interest income over the estimated life (earliest call date, maturity, or estimated life) using a prospective method that approximates level yield.

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

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relevant risks in the portfolio, current economic conditions, and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company’s regulators assess the adequacy of the allowance from time to time. The regulatory agencies may require adjustments to the allowance based on their judgment about information available at the time of their review and examinations.

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

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

The amount of the uncertain tax positions was not deemed to be material. It is not expected that the unrecognized tax benefit will be material within the next 12 months. The Company did not recognize any interest or penalties for the years ended December 31, 2021, 2020 and 2019.

The Company is no longer subject to federal or state tax examination by tax authorities for years ending before December 31, 2018.

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

Compensating Balances

The Bank is required to maintain average balances with the Federal Reserve Bank. The Bank has implemented a deposit reclassification program which allows the Bank to reclassify a portion of transaction accounts to nontransaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank. Generally, the Company is required to maintain average reserve balances with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. However, as announced on

March 15, 2020, The Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020, due to the COVID-19 pandemic. Therefore, at December 31, 2021 and 2020, there were no reserve requirements with the Federal Reserve Bank.

Earnings per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings common per share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of stock compensation using the treasury stock method.

Segment Reporting

All of the Company’s operations are considered by management to be one operating segment.

Reclassifications

Certain reclassifications have been made to the 2020 consolidated financial statements to conform to the 2021 classifications.

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

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Service – Investment Companies (Topic 946), Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses, and No.33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update), to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This standard was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued, if certain criteria are met. LIBOR is used as an index rate for the Company’s interest-rate swaps, a portion of its subordinated debt, various investment securities, and approximately 7.1% of the Company’s loans as of December 31, 2021.

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

Subsequent Events

Subsequent events have been evaluated through March 8, 2022, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares adjusted for the dilutive effect of stock compensation. For the years ended December 31, 2021, 2020 and 2019, 222,107, 732,433, and 303,000, respectively, of stock options, restricted stock awards and restricted stock units were excluded from the calculation because they were deemed to be antidilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019
Net Income Available to Common Shareholders	$44,516	$27,194	$31,403
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	28,027,454	28,582,064	29,358,644
Dilutive Effect of Stock Compensation	940,832	588,156	638,132
Weighted Average Common Stock Outstanding (Dilutive)	28,968,286	29,170,220	29,996,776

Basic Earnings per Common Share	$1.59	$0.95	$1.07
Diluted Earnings per Common Share	1.54	0.93	1.05

Note 3: Bank-Owned Certificates of Deposit

Certificates of deposit in other financial institutions by maturity are as follows:

	Year Ended December 31,
(dollars in thousands)	2021	2020
Certificates of Deposit at Cost Maturing in:
One Year or Less	$935	$980
After One Year Through Five Years	941	1,880
	$1,876	$2,860

Note 4: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at December 31, 2021 and 2020:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$756	$—	$(2)	$754
Municipal Bonds	151,665	7,492	(788)	158,369
Mortgage-Backed Securities	125,563	1,085	(2,111)	124,537
Corporate Securities	81,925	2,740	(185)	84,480
SBA Securities	30,474	102	(206)	30,370
Asset-Backed Securities	39,867	1,044	(59)	40,852
Total Securities Available for Sale	$430,250	$12,463	$(3,351)	$439,362

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$105,975	$9,373	$(336)	$115,012
Mortgage-Backed Securities	123,395	2,029	(1,164)	124,260
Corporate Securities	71,116	1,240	(201)	72,155
SBA Securities	40,455	32	(380)	40,107
Asset-Backed Securities	38,135	976	(16)	39,095
Total Securities Available for Sale	$379,076	$13,650	$(2,097)	$390,629

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2021
U.S. Treasury Securities	$754	$(2)	$—	$—	$754	$(2)
Municipal Bonds	44,332	(708)	3,757	(80)	48,089	(788)
Mortgage-Backed Securities	36,921	(630)	35,949	(1,481)	72,870	(2,111)
Corporate Securities	9,398	(133)	1,948	(52)	11,346	(185)
SBA Securities	3,896	(7)	16,297	(199)	20,193	(206)
Asset-Backed Securities	6,742	(59)	—	—	6,742	(59)
Total Securities Available for Sale	$102,043	$(1,539)	$57,951	$(1,812)	$159,994	$(3,351)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2020
Municipal Bonds	$12,023	$(329)	$223	$(7)	$12,246	$(336)
Mortgage-Backed Securities	45,120	(1,163)	1,699	(1)	46,819	(1,164)
Corporate Securities	23,643	(131)	2,430	(70)	26,073	(201)
SBA Securities	3,288	(3)	28,193	(377)	31,481	(380)
Asset-Backed Securities	2,471	(16)	—	—	2,471	(16)
Total Securities Available for Sale	$86,545	$(1,642)	$32,545	$(455)	$119,090	$(2,097)

At December 31, 2021, 199 debt securities had unrealized losses with aggregate depreciation of approximately 2.1% from the Company’s amortized cost basis. At December 31, 2020, 150 debt securities had unrealized losses with aggregate depreciation of approximately 1.7% from the Company’s amortized cost basis. These unrealized losses related principally to changes in interest rates and were not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold these debt securities for the foreseeable future, no declines were deemed to be other than temporary as of December 31, 2021.

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of December 31, 2021. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
December 31, 2021
Due in One Year or Less	$7,632	$7,684
Due After One Year Through Five Years	90,653	95,274
Due After Five Years Through 10 Years	76,609	79,600
Due After 10 Years	59,452	61,045
Subtotal	234,346	243,603
Mortgage-Backed Securities	125,563	124,537
SBA Securities	30,474	30,370
Asset-Backed Securities	39,867	40,852
Totals	$430,250	$439,362

As of December 31, 2021 and 2020, the securities portfolio was unencumbered.

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Proceeds From Sales of Securities	$11,877	$40,862	$42,864
Gross Gains on Sales	1,200	1,592	774
Gross Losses on Sales	(450)	(89)	(258)

Note 5: Loans

The following table presents the components of the loan portfolio at December 31, 2021 and 2020:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Commercial	$360,169	$304,220
Paycheck Protection Program	26,162	138,454
Construction and Land Development	281,474	170,217
Real Estate Mortgage:
1-4 Family Mortgage	305,317	294,479
Multifamily	910,243	626,465
CRE Owner Occupied	111,096	75,604
CRE Nonowner Occupied	818,569	709,300
Total Real Estate Mortgage Loans	2,145,225	1,705,848
Consumer and Other	6,442	7,689
Total Loans, Gross	2,819,472	2,326,428
Allowance for Loan Losses	(40,020)	(34,841)
Net Deferred Loan Fees	(9,535)	(9,151)
Total Loans, Net	$2,769,917	$2,282,436

The following table presents the activity in the allowance for loan losses, by segment, for the years ended December 31, 2021, 2020 and 2019:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1-4 Family		Owner	Nonowner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Balance at January 1, 2019	$2,898	$—	$2,451	$2,597	$4,644	$808	$5,872	65	$696	$20,031
Provision for Loan Losses	312	—	(250)	269	1,180	(16)	1,100	47	58	2,700
Loans Charged-off	(160)	—	—	(195)	—	—	—	(33)	—	(388)
Recoveries of Loans	8	—	1	168	—	—	—	6	—	183
Balance at December 31, 2019	$3,058	$—	$2,202	$2,839	$5,824	$792	$6,972	85	$754	$22,526
Provision for Loan Losses	2,984	70	289	1,223	3,693	360	4,019	134	(22)	12,750
Loans Charged-off	(346)	—	—	(144)	—	—	—	(27)	—	(517)
Recoveries of Loans	7	—	—	54	—	10	—	11	—	82
Balance at December 31, 2020	$5,703	$70	$2,491	$3,972	$9,517	$1,162	$10,991	$203	$732	$34,841
Provision for Loan Losses	545	(57)	1,266	(236)	3,093	301	344	(24)	(82)	5,150
Loans Charged-off	(28)	—	—	(5)	—	—	—	(41)	—	(74)
Recoveries of Loans	36	—	—	26	—	32	—	9	—	103
Balance at December 31, 2021	$6,256	$13	$3,757	$3,757	$12,610	$1,495	$11,335	$147	$650	$40,020

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of December 31, 2021 and 2020:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1-4 Family		Owner	Nonowner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses at December 31, 2021
Individually Evaluated for Impairment	$607	$—	$—	$—	$—	$—	$—	$—	$—	$607
Collectively Evaluated for Impairment	5,649	13	3,757	3,757	12,610	1,495	11,335	147	650	39,413
Totals	$6,256	$13	$3,757	$3,757	$12,610	$1,495	$11,335	$147	$650	$40,020

Allowance for Loan Losses at December 31, 2020
Individually Evaluated for Impairment	$37	$—	$—	$—	$—	$—	$—	$13	$—	$50
Collectively Evaluated for Impairment	5,666	70	2,491	3,972	9,517	1,162	10,991	190	732	34,791
Totals	$5,703	$70	$2,491	$3,972	$9,517	$1,162	$10,991	$203	$732	$34,841

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1-4 Family		Owner	Nonowner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Loans at December 31, 2021
Individually Evaluated for Impairment	$14,512	$—	$130	$1,390	$—	$2,421	$4,188	$—	$22,641
Collectively Evaluated for Impairment	345,657	26,162	281,344	303,927	910,243	108,675	814,381	6,442	2,796,831
Totals	$360,169	$26,162	$281,474	$305,317	$910,243	$111,096	$818,569	$6,442	$2,819,472

Loans at December 31, 2020
Individually Evaluated for Impairment	$239	$—	$156	$1,498	$—	$870	$12,388	$13	$15,164
Collectively Evaluated for Impairment	303,981	138,454	170,061	292,981	626,465	74,734	696,912	7,676	2,311,264
Totals	$304,220	$138,454	$170,217	$294,479	$626,465	$75,604	$709,300	$7,689	$2,326,428

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of December 31, 2021 and December 31, 2020:

	December 31, 2021			December 31, 2020
	Recorded	Principal	Related	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Commercial	$4,545	$4,545	$—	$122	$122	$—
Construction and Land Development	130	737	—	156	763	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	933	933	—	884	884	—
1st REM - Rentals	457	457	—	614	614	—
CRE Owner Occupied	2,421	2,466	—	870	870	—
CRE Nonowner Occupied	4,188	4,188	—	12,388	12,388	—
Totals	12,674	13,326	—	15,034	15,641	—

Loans With An Allowance for Loan Losses:
Commercial	9,967	9,967	607	117	120	37
Consumer and Other	—	—	—	13	13	13
Totals	9,967	9,967	607	130	133	50
Grand Totals	$22,641	$23,293	$607	$15,164	$15,774	$50

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2021		2020		2019
	Average	Interest	Average	Interest	Average	Interest
(dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$5,008	$268	$145	$10	$188	$13
Construction and Land Development	141	—	165	—	189	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	933	47	824	42	326	9
1st REM - Rentals	468	24	624	29	789	41
CRE Owner Occupied	2,471	106	891	15	240	12
CRE Nonowner Occupied	4,247	215	12,334	690	—	—
Totals	13,268	660	14,983	786	1,732	75

Loans With An Allowance for Loan Losses:
Commercial	13,761	755	122	2	109	1
Consumer and Other	—	—	13	1	44	2
Totals	13,761	755	135	3	153	3
Grand Totals	$27,029	$1,415	$15,118	$789	$1,885	$78

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

The following tables present the risk category of loans by loan segment as of December 31, 2021 and 2020, based on the most recent analysis performed by management:

	December 31, 2021
(dollars in thousands)	Pass	Watch	Substandard	Total
Commercial	$336,939	$8,718	$14,512	$360,169
Paycheck Protection Program	26,162	—	—	26,162
Construction and Land Development	281,344	—	130	281,474
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,327	—	933	31,260
1st REM - 1-4 Family	48,024	689	—	48,713
LOCs and 2nd REM - Rentals	21,625	16	—	21,641
1st REM - Rentals	203,246	—	457	203,703
Multifamily	910,243	—	—	910,243
CRE Owner Occupied	108,675	—	2,421	111,096
CRE Nonowner Occupied	774,474	39,907	4,188	818,569
Consumer and Other	6,442	—	—	6,442
Totals	$2,747,501	$49,330	$22,641	$2,819,472

	December 31, 2020
(dollars in thousands)	Pass	Watch	Substandard	Total
Commercial	$289,465	$14,516	$239	$304,220
Paycheck Protection Program	138,454	—	—	138,454
Construction and Land Development	170,061	—	156	170,217
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	29,396	—	884	30,280
1st REM - 1-4 Family	41,239	703	—	41,942
LOCs and 2nd REM - Rentals	20,678	—	—	20,678
1st REM - Rentals	200,965	—	614	201,579
Multifamily	626,465	—	—	626,465
CRE Owner Occupied	74,734	—	870	75,604
CRE Nonowner Occupied	667,336	29,576	12,388	709,300
Consumer and Other	7,676	—	13	7,689
Totals	$2,266,469	$44,795	$15,164	$2,326,428

The following tables present the aging of the recorded investment in past due loans by loan segment as of December 31, 2021 and 2020:

	Accruing Interest
		30-89 Days	90 Days or
(dollars in thousands)	Current	Past Due	More Past Due	Nonaccrual	Total
December 31, 2021
Commercial	$360,169	$—	$—	$—	$360,169
Paycheck Protection Program	26,162	—	—	—	26,162
Construction and Land Development	281,344	—	—	130	281,474
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	31,211	49	—	—	31,260
1st REM - 1-4 Family	48,713	—	—	—	48,713
LOCs and 2nd REM - Rentals	21,641	—	—	—	21,641
1st REM - Rentals	203,703	—	—	—	203,703
Multifamily	910,243	—	—	—	910,243
CRE Owner Occupied	110,504	—	—	592	111,096
CRE Nonowner Occupied	818,569	—	—	—	818,569
Consumer and Other	6,442	—	—	—	6,442
Totals	$2,818,701	$49	$—	$722	$2,819,472

	Accruing Interest
		30-89 Days	90 Days or
(dollars in thousands)	Current	Past Due	More Past Due	Nonaccrual	Total
December 31, 2020
Commercial	$304,211	$3	$—	$6	$304,220
Paycheck Protection Program	138,454	—	—	—	138,454
Construction and Land Development	170,061	—	—	156	170,217
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,280	—	—	—	30,280
1st REM - 1-4 Family	41,942	—	—	—	41,942
LOCs and 2nd REM - Rentals	20,668	10	—	—	20,678
1st REM - Rentals	201,579	—	—	—	201,579
Multifamily	626,465	—	—	—	626,465
CRE Owner Occupied	74,991	—	—	613	75,604
CRE Nonowner Occupied	709,300	—	—	—	709,300
Consumer and Other	7,689	—	—	—	7,689
Totals	$2,325,640	$13	$—	$775	$2,326,428

At December 31, 2021, there were four loans classified as troubled debt restructurings with total aggregate outstanding balances of $1.4 million. In comparison, at December 31, 2020, there were three loans classified as troubled debt restructurings with total aggregate outstanding balances of $421,000. There was one new loan classified as troubled debt restructuring during the year ended December 31, 2021 and no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the year ended December 31, 2021.

In response to the COVID-19 pandemic, the Company developed programs for clients who experienced business and personal disruptions due to the COVID-19 pandemic pursuant to which the Company provided interest-only modifications, loan payment deferrals or extended amortization modifications. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic are not considered troubled debt restructurings.

The following table presents a summary of active loan modifications made in response to the COVID-19 pandemic, by loan segment and modification type, as of December 31, 2021:

	Interest-Only		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$315	2	$4,740	1	$5,055	3
Real Estate Mortgage:
CRE Owner Occupied	592	3	—	—	592	3
CRE Nonowner Occupied	29,342	6	—	—	29,342	6
Totals	$30,249	11	$4,740	1	$34,989	12

Note 6: Premises and Equipment

Premises and equipment are summarized as follows for the years ended December 31, 2021 and 2020:

	Range of	December 31,
(dollars in thousands)	Useful Lives	2021	2020
Land	N/A	$5,174	$5,174
Building	15 - 39 Years	40,758	41,025
Leasehold Improvements	3 ‑ 10 Years	2,684	2,538
Furniture and Equipment	2 ‑ 5 Years	7,058	6,160
Subtotal		55,674	54,897
Accumulated Depreciation		(6,279)	(3,910)
Totals		$49,395	$50,987

Depreciation and amortization expense charged to noninterest expense for the years ended December 31, 2021, 2020 and 2019, totaled $2.4 million, $1.2 million and $1.0 million, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2021, pertaining to banking premises in Bloomington, Downtown Minneapolis, St. Paul and Uptown Minneapolis (Drive-Up), total future minimum rent commitments under the leases are as follows:

(dollars in thousands)	2021
2022	$343
2023	334
2024	325
2025	331
2026	246
Thereafter	557
Total	$2,136

The Bloomington, Downtown Minneapolis and St. Paul leases each contain two consecutive options to extend the lease for a period of five years each. The Uptown Minneapolis (Drive-Up) contains one option to extend the lease for a period of five years. The monthly minimum rent payable will be at a market rate as reasonably determined by the lessor.

The Greenwood location is leased pursuant to the terms of a non-cancelable lease agreement with Bridgewater Properties Greenwood, LLC, a related party through common ownership, in effect at December 31, 2021. The lease contains one option to extend the lease for a period of five years. Future minimum rent commitments under the operating lease are listed below.

(dollars in thousands)	2021
2022	$171
2023	174
2024	178
2025	181
2026	108
Thereafter	—
Total	$812

The Company receives rents from the lease of office and retail space in its corporate headquarters building. Rental income is included in noninterest expense as an offset to rental expense. Future minimum rental income under these leases are listed below at December 31, 2021.

(dollars in thousands)	2021
2022	$561
2023	506
2024	512
2025	519
2026	301
Thereafter	925
Total	$3,324

Rent expense, net of rental income, including common area maintenance pertaining to banking premises for the years ended December 31, 2021, 2020 and 2019, totaled $52,000, $1.2 million and $1.3 million, respectively.

Note 7: Intangible Assets

The following table presents a summary of intangible assets at December 31, 2021 and 2020:

	December 31,
(dollars in thousands)	2021	2020
Core Deposit Intangible	$1,093	$1,093
Favorable Lease	445	445
Subtotal	1,538	1,538
Accumulated Amortization	(1,059)	(868)
Totals	$479	$670

Amortization expense of intangible assets was $191,000 for the years ended December 31, 2021, 2020 and 2019.

The following table presents the estimated future amortization of the core deposit intangible and favorable lease asset for the next five years and thereafter. The projections of amortization expense are based on existing asset balances as of December 31, 2021.

	Core Deposit	Favorable
(dollars in thousands)	Intangible	Lease
2022	$157	$34
2023	65	34
2024	—	34
2025	—	34
2026	—	34
Thereafter	—	87
Totals	$222	$257

Note 8: Deposits

The following table presents the composition of deposits at December 31, 2021 and 2020:

	December 31,
(dollars in thousands)	2021	2020
Transaction Deposits	$1,419,873	$1,038,193
Savings and Money Market Deposits	863,567	657,617
Time Deposits	293,474	353,543
Brokered Deposits	369,323	452,283
Totals	$2,946,237	$2,501,636

Brokered deposits contain brokered transaction and money market accounts of $131.2 million and $159.7 million as of December 31, 2021 and 2020, respectively.

The following table presents the scheduled maturities of brokered and customer time deposits at December 31, 2021:

(dollars in thousands)	2021
Less than 1 Year	$142,585
1 to 2 Years	74,946
2 to 3 Years	102,187
3 to 4 Years	138,397
4 to 5 Years	73,470
Totals	$531,585

The aggregate amount of time deposits greater than $250,000 was approximately $59.6 million and $96.1 million at December 31, 2021 and 2020, respectively.

Note 9: Derivative Instruments and Hedging Activities

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$49,101	$641	$49,696	$2,701
Liabilities	49,101	(641)	49,696	(2,701)
Total	$98,202	$—	$99,392	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $1.3 million will be reclassified to interest expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Notional Amount	$125,000	$111,000
Weighted Average Pay Rate	1.27%	1.26%
Weighted Average Receive Rate	0.14%	0.22%
Weighted Average Maturity (Years)	3.76	3.95
Net Unrealized Gain (Loss)	$791	$(3,410)

During 2020 and 2021, the Company purchased interest rate caps, designated as cash flow hedges, of certain deposit liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the years ended December 31, 2021 and 2020, the Company recognized amortization expense on the interest rate caps of $362,000 and $41,000, respectively, and was recorded as a component of interest expense on brokered deposits

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Notional Amount	$110,000	$50,000
Initial Premium Paid	3,614	2,689
Weighted Average Strike Rate	0.90%	0.75%
Weighted Average Maturity (Years)	8.72	8.84

The following table presents a summary of the Company’s interest rate contracts as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$90,000	$1,717	$5,000	$56
Liabilities	35,000	(926)	106,000	(3,466)
Interest rate cap agreements:
Assets	110,000	7,356	50,000	2,834

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of December 31, 2021 and 2020, the Company pledged cash collateral for the Company’s derivative contracts of $370,000 and $8.5 million, respectively. In addition, as of December 31, 2021 and 2020, the Company's interest rate cap counterparties have pledged cash collateral to the Company of $8.6 million and $2.7 million, respectively.

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the year ended December 31, 2021, 2020 and 2019:

		Year Ended December 31,
(dollars in thousands)		2021	2020	2019
Derivatives in	Location of Gain or	Gain (Loss)
Cash Flow Hedging	(Loss) Reclassified	Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings
Interest rate swaps	Interest expense	$(1,117)	$(579)	$9
Interest rate caps	Interest expense	(403)	—	—

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the years ended December 31, 2021, 2020 and 2019, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 10: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank’s with principal balances of $930.9 million and $739.9 million at December 31, 2021 and 2020, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $550.8 million and $361.2 million at December 31, 2021 and 2020, respectively.

The following table presents FHLB advances, by maturity, at December 31, 2021 and 2020:

	2021		2020
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
2021	N/A	$—	1.99%	$15,000
2022	N/A	—	N/A	—
2023	N/A	—	N/A	—
2024	1.66%	22,500	1.66	22,500
2025	1.22	16,000	1.22	16,000
2026	0.78	4,000	0.78	4,000
Totals		$42,500		$57,500

Convertible advances are callable at the option of the FHLB. If an advance is called, the Company has the option to pay off the advance without penalty or re-borrow funds on different terms. The Company had $28.5 million of convertible advances with the FHLB at December 31, 2021, and 2020.

Federal Reserve Discount Window. At December 31, 2021 and 2020, the Company had the ability to draw additional borrowings of $126.0 million and $76.8 million, respectively, from the Federal Reserve Bank of Minneapolis. The ability to draw borrowings is based on loan collateral pledged with principal balances of $240.4 million and $120.7 million as of December 31, 2021 and 2020, subject to the approval from the Board of Governors of the Federal Reserve System. There were no federal reserve borrowings outstanding as of December 31, 2021 and 2020.

Federal Funds Purchased. Federal funds purchased mature one business day from the transaction date. There were no federal funds purchased outstanding as of December 31, 2021 and 2020.

Note Payable. In 2016, the Company entered into a note payable with an unaffiliated financial institution that was secured by 100% of the issued and outstanding stock of the Bank. Interest accrued at a variable rate equal to 1- month LIBOR plus 2.40%. The unpaid principal balance as of December 31, 2020 was $11.0 million. The note payable matured in February 2021 and was paid in full, leaving no outstanding balances as of December 31, 2021.

Line of Credit. In 2021, the Company entered into a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that was secured by 100% of the issued and outstanding stock of the Bank. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. As of December 31, 2021, the Company believes it was in compliance with all covenants.

The following table presents the revolving line of credit at December 31, 2021:

		Total Debt	Interest Rate at
Name	Maturity Date	Outstanding	December 31, 2021	Coupon Structure
Revolving Credit Facility (1)	February 28, 2023	$—	3.85%	Variable with Floor (2)
(1)	The borrowing capacity on the revolving credit facility is $25.0 million.
(2)	The variable interest rate is equal to the greater of the Wall Street Journal Prime Rate in effect or a floor rate of 3.85%.

Note 11: Subordinated Debentures

The following presents a summary of the Company’s subordinated debentures as of December 31, 2021:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	December 31, 2021	December 31, 2020	Rate	Coupon Structure
(dollars in thousands)
2027 Notes	July 12, 2017	July 15, 2022	July 15, 2027	$13,750	$25,000	5.88%	Fixed-to-Floating (1)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	50,000	50,000	5.25%	Fixed-to-Floating (2)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	-	3.25%	Fixed-to-Floating (3)
Subordinated Debentures				93,750	75,000
Debt Issuance Costs				(1,511)	(1,261)
Subordinated Debentures, Net of Issuance Costs				$92,239	$73,739
(1)	Migrates to three month LIBOR + 3.88% beginning July 15, 2022 until either the early redemption date or the maturity date.
(2)	Migrates to three month term SOFR + 5.13% beginning July 1, 2025 until either the early redemption date or the maturity date.
(3)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the early redemption date or the maturity date.

On July 8, 2021, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors and qualified institutional buyers pursuant to which the Company sold and issued $30.0 million in aggregate principal amount of 3.25% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”). The 2031 Notes were issued by the Company to purchasers at a price equal to 100% of their face amount. Issuance costs were $665,000 and have been netted against subordinated debt on the consolidated balance sheets. These costs are being amortized over five years, which represents the period from issuance to the first optional redemption date of July 15, 2026. Total amortization expense for the year ended December 31, 2021 was $41,000, with $624,000 remaining to be amortized as of December 31, 2021.

The 2031 Notes mature on July 15, 2031, with a fixed rate of 3.25% payable semi-annually for five years to, but excluding July 15, 2026. Thereafter, the interest rate converts to a variable rate, reset quarterly, equal to the three-month term Secured Overnight Financing Rate, or SOFR, plus 252 basis points quarterly in arrears until either the early redemption date or the maturity date. The 2031 Notes are redeemable by the Company, in whole or in part, on or after July 15, 2026, and at any time upon the occurrence of certain events. Any redemption by the Company would be at a redemption price equal to 100% of the outstanding amount of the 2031 Notes being redeemed, including any accrued and unpaid interest thereon.

In July of 2021, the Company repurchased $11.3 million of the 2027 Notes. The repurchase of the 2027 Notes was recorded as a loss on the extinguishment of subordinated debt, included in noninterest expense, in the amount of $582,000, consisting of $532,000 in prepayment penalties and $50,000 in unamortized issuance costs.

Note 12: Related-Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers, directors, principal shareholders, and their affiliates (related parties). The following table presents the activity associated with loans made between related parties for the years ended December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Beginning Balance	$34,130	$37,483
New Loans and Advances	45,407	8,076
Repayments	(29,573)	(11,429)
Totals	$49,964	$34,130

Deposits from related parties held by the Company at December 31, 2021 and 2020 were $37.7 million and $7.9 million, respectively.

The Company has a related party lease which is disclosed in Note 6.

Note 13: Income Taxes

The following table presents the allocation of federal and state income taxes between current and deferred portions as of December 31, 2021, 2020 and 2019:

(dollars in thousands)	2021	2020	2019
Current Tax Provision	$20,408	$11,062	$7,670
Deferred Tax Benefit	(4,522)	(2,590)	(747)
Total Income Tax Provision	$15,886	$8,472	$6,923

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows as of December 31, 2021, 2020 and 2019:

	2021		2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Amount of Statutory Rate	$12,930	21.0%	$7,489	21.0%	$8,048	21.0%
State Income Taxes (Net of Federal Income Tax Benefit)	4,647	7.6	3,014	8.5	2,711	7.1
Interest on Investment Securities and Loans Exempt From Federal Income Tax	(657)	(1.1)	(702)	(2.0)	(734)	(1.9)
Tax Credits	(540)	(0.9)	(770)	(2.1)	(2,781)	(7.3)
Other Differences	(494)	(0.8)	(559)	(1.6)	(321)	(0.8)
Totals	$15,886	25.8%	$8,472	23.8%	$6,923	18.1%

The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of historic tax credits, low-income housing tax credits, the level of tax-exempt investments and loans, and the overall level of pre-tax income.

The following table presents the components of the net deferred tax asset included in other assets, as of December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Depreciation	$(274)	$(986)
Allowance for Loan Losses	11,332	9,848
Unrealized Gain on Securities Available for Sale	(1,914)	(2,426)
Unrealized (Gain) Loss on Cash Flow Hedges	(480)	677
Prepaid Expenses	(392)	(522)
Deferred Compensation	871	711
Deferred Loan Fees	2,653	806
Other	94	(95)
Totals	$11,890	$8,013

Note 14: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing projects and other tax credit investments at December 31, 2021 and 2020:

(dollars in thousands)		December 31, 2021		December 31, 2020
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$2,871	$—	$1,867	$—
Federal Historic Tax Credit (FHTC)	Equity	1,732	407	2,198	1,858
Total		$4,603	$407	$4,065	$1,858
(1)	All commitments are expected to be paid by the Company by December 31, 2022.

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments during 2021, 2020 and 2019.

	Amortization	Tax Benefit
(dollars in thousands)	Expense (1)	Recognized (2)
Year Ended December 31, 2021
LIHTC	$280	$(330)
FHTC	562	(625)
Total	$842	$(955)
Year Ended December 31, 2020
LIHTC	$281	$(330)
FHTC	738	(1,056)
Total	$1,019	$(1,386)
Year Ended December 31, 2019
LIHTC	$289	$(330)
FHTC	3,225	(3,687)
Total	$3,514	$(4,017)
(1)	The amortization expense for the LIHTC investments are included in income tax expense. The amortization for the FHTC tax credits are included in noninterest expense.
(2)	All of the tax benefits recognized are included in income tax expense. The tax benefit recognized for the FHTC investments primarily reflects the tax credits generated from the investments, and excludes the net tax expense/benefit of the investments’ income/loss.

Note 15: Commitments, Contingencies and Credit Risk

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

The following commitments were outstanding at December 31, 2021 and December 31, 2020:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Unfunded Commitments Under Lines of Credit	$799,148	$644,338
Letters of Credit	119,647	90,206
Totals	$918,795	$734,544

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

The Company had outstanding letters of credit with the FHLB in total amounts of $36.5 million and $60.1 million at December 31, 2021 and 2020, respectively, on behalf of customers and to secure public deposits.

Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management, any liability resulting from such proceedings would not have a material impact on the consolidated financial statements.

Note 16: Stock Options and Restricted Stock

The Company established the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (the “2012 Plan”) under which the Company may grant options to its directors, officers, and employees for up to 750,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2012 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of five years. As of December 31, 2021 and 2020, there were 30,000 and 30,000 shares, respectively, of the Company’s common stock reserved for future option grants under the 2012 Plan.

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, and employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of December 31, 2021 and 2020, there were 294,700 and 313,600 of remaining shares of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of December 31, 2021, and 2020, there were 352,575 and 561,883 of remaining shares of the Company’s common stock reserved for future grants under the 2019 EIP.

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

The weighted average assumptions used in the model for valuing stock option grants in 2021 is as follows:

	December 31,
	2021
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	29.93%
Risk-Free Interest Rate	1.14%

The following table presents a summary of the status of the Company’s outstanding stock options for the years ended December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at Beginning of Year	1,914,250	$7.29	1,961,650	$7.08
Granted	20,500	16.88	60,000	10.61
Exercised	(164,405)	4.40	(74,400)	4.26
Forfeitures	(1,600)	7.47	(33,000)	7.47
Outstanding at End of Year	1,768,745	$7.67	1,914,250	$7.29

Options Exercisable at End of Year	1,332,845	$6.83	1,205,350	$5.96

For the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation expense for stock options of $922,000, $881,000 and $721,000, respectively.

The following table presents information pertaining to options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$2.13 - 3.99	408,750	$3.02	2.1	408,750	$3.02
7.00 - 7.99	928,717	7.47	5.8	733,317	7.47
8.00 - 8.99	20,000	8.76	8.3	1,250	8.76
10.00 - 10.99	10,000	10.08	8.4	2,500	10.08
11.00 - 11.99	85,000	11.27	7.4	39,000	11.31
12.00 - 12.99	270,778	12.89	7.6	133,028	12.91
13.00 - 13.99	25,000	13.22	6.4	15,000	13.22
16.00 - 16.99	10,000	16.23	9.3	—	16.23
17.00 - 17.99	10,500	17.49	9.4	—	17.49
Totals	1,768,745	$7.67	5.4	1,332,845	$6.83

As of December 31, 2021, there was $1.2 million of total unrecognized compensation cost related to nonvested stock options granted under the 2012 Plan, 2017 Plan and 2019 EIP that is expected to be recognized over a weighted-average period of 1.7 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the year ended December 31, 2021:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2020	708,900	$3.24
Granted	20,500	5.66
Vested	(291,900)	3.10
Forfeited	(1,600)	7.47
Nonvested Options at December 31, 2021	435,900	$3.43

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with voting and forfeitable dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the year ended December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average Grant		Average
	Shares	Date Fair Value	Shares	Exercise Price
Nonvested at December 31, 2020	110,962	$12.63	132,960	$12.92
Granted	—	—	18,641	10.29
Vested	(35,849)	12.69	(32,439)	12.92
Forfeited	—	—	(8,200)	10.91
Nonvested at December 31, 2021	75,113	$12.59	110,962	$12.63

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation expense for restricted stock awards of $455,000, $441,000 and $31,000, respectively.

As of December 31, 2021, there was $894,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 2.0 years.

In addition, during the year ended December 31, 2021, the Company issued 18,920 shares of common stock to directors as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to directors of $319,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

Restricted Stock Units

In 2020, the Company began granting restricted stock units out of the 2019 EIP. Restricted stock units granted out of the 2019 EIP represent the right to receive one share of Company stock upon vesting and vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock units have no voting or dividend rights and are not considered outstanding until vesting.

The following table presents an analysis of nonvested restricted stock units outstanding for the year ended December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average Grant		Average
	Shares	Date Fair Value	Shares	Exercise Price
Nonvested at December 31, 2020	205,666	$12.27	—	$—
Granted	191,468	17.22	205,666	12.27
Vested	(51,146)	12.27	—	—
Forfeited	(1,080)	12.27	—	—
Nonvested at December 31, 2021	344,908	$15.02	205,666	$12.27

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the years ended December 31, 2021 and 2020, the Company recognized compensation expense for restricted stock units of $731,000 and $43,000, respectively. No compensation expense was recognized for restricted stock units for the year ended December 31, 2019.

As of December 31, 2021, there was $5.0 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 3.5 years.

Note 17: Profit Sharing Plan

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

The employer match contributions for the 401(k) plan were $840,000, $743,000, and $603,000 for the years ended December 31, 2021, 2020 and 2019, respectively. The total employer profit sharing contributions to the plan were $636,000, $533,000, and $473,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 18: Deferred Compensation Plan

In 2013, the Company implemented a deferred compensation plan for certain employees which allows the Company to make a discretionary contribution to the account of any employee designated as a participant in the plan based upon the participant’s performance for the calendar year. Company contributions to the plan vest on the fourth anniversary of the last day of the calendar year for which the contribution was made to the plan and accrue interest at a rate equal to the Bank’s return on average equity for the immediately preceding calendar year, or an alternative rate set by the Company’s board of directors. Distribution of amounts contributed under the plan, including accrued interest, is made in a lump sum cash payment within 75 days following the date such amounts become vested. As of December 31, 2021 and 2020, the Company had a liability of $3.1 million and $3.6 million, respectively, recorded on the consolidated balance sheets. There were no new contributions made to the plan during the years ended December 31, 2021 and 2020.

Note 19: Preferred Stock

On August 17, 2021, the Company announced the closing of its underwritten public offering of 2,400,000 depositary shares, each representing a 1/100th interest in a share of the Company’s 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, $0.01 par value per share (“Series A Preferred Stock”). On August 20, 2021, the underwriters of the offering exercised in full their option to purchase 360,000 additional depositary shares to cover over-allotments. As a result, the gross proceeds from the offering totaled $69.0 million. Dividends on the Series A Preferred Stock will be non-cumulative and, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.875% per annum. The Series A Preferred Stock qualifies as additional Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the depositary shares, each representing a 1/100th ownership interest in our Series A Preferred Stock, after deducting $2.5 million of issuance costs, including the underwriting discount and professional service fees, were $66.5 million.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of December 31, 2021 and 2020:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Company (Consolidated):
Total Risk-based Capital	$499,554	15.55%	$256,966	8.00%	$337,268	10.50%	N/A	N/A
Tier 1 Risk-based Capital	367,161	11.43	192,725	6.00	273,027	8.50	N/A	N/A
Common Equity Tier 1 Capital	300,647	9.36	144,543	4.50	224,845	7.00	N/A	N/A
Tier 1 Leverage Ratio	367,161	10.82	135,723	4.00	135,723	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$415,848	12.94%	$257,005	8.00%	$337,319	10.50%	$321,256	10.00%
Tier 1 Risk-based Capital	375,688	11.69	192,754	6.00	273,068	8.50	257,005	8.00
Common Equity Tier 1 Capital	375,688	11.69	144,565	4.50	224,879	7.00	208,816	6.50
Tier 1 Leverage Ratio	375,688	11.09	135,508	4.00	135,508	4.00	169,386	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Company (Consolidated):
Total Risk-based Capital	$360,198	14.58%	$197,604	8.00%	$259,355	10.50%	N/A	N/A
Tier 1 Risk-based Capital	255,530	10.35	148,203	6.00	209,954	8.50	N/A	N/A
Common Equity Tier 1 Capital	255,530	10.35	111,152	4.50	172,904	7.00	N/A	N/A
Tier 1 Leverage Ratio	255,530	9.28	110,168	4.00	110,168	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$330,380	13.37%	$197,629	8.00%	$259,388	10.50%	$247,036	10.00%
Tier 1 Risk-based Capital	299,447	12.12	148,222	6.00	209,981	8.50	197,629	8.00
Common Equity Tier 1 Capital	299,447	12.12	111,166	4.50	172,925	7.00	160,574	6.50
Tier 1 Leverage Ratio	299,447	10.89	109,972	4.00	109,972	4.00	137,465	5.00

The Company and the Bank must maintain a capital conservation buffer as defined by Basel III regulatory capital guidelines, in order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers.

As of December 31, 2021 and 2020, the capital ratios of the Company and the Bank were in excess of the quantitative capital ratio standards applicable on those dates. However, there can be no assurance that the Company and the Bank will continue to maintain such status in the future.

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$754	$—	$—	$754
Municipal Bonds	—	158,369	—	158,369
Mortgage-Backed Securities	—	124,537	—	124,537
Corporate Securities	—	84,480	—	84,480
SBA Securities	—	30,370	—	30,370
Asset-Backed Securities	—	40,852	—	40,852
Interest Rate Caps	—	7,356	—	7,356
Interest Rate Swaps	—	2,358	—	2,358
Total Fair Value of Financial Assets	$754	$448,322	$—	$449,076
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$1,567	$—	$1,567
Total Fair Value of Financial Liabilities	$—	$1,567	$—	$1,567

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	$—	$115,012	$—	115,012
Mortgage-Backed Securities	—	124,260	—	124,260
Corporate Securities	—	72,155	—	72,155
SBA Securities	—	40,107	—	40,107
Asset-Backed Securities	—	39,095	—	39,095
Interest Rate Caps	—	2,834	—	2,834
Interest Rate Swaps	—	2,757	—	2,757
Total Fair Value of Financial Assets	$—	$396,220	$—	$396,220
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$6,167	$—	$6,167
Total Fair Value of Financial Liabilities	$—	$6,167	$—	$6,167

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets for the periods ended December 31, 2021, 2020 and 2019:

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$9,360	$—	$625
Totals	$—	$9,360	$—	$625

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$80	$—	$50
Totals	$—	$80	$—	$50

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$75	$—	$206
Totals	$—	$75	$—	$206

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

The following tables present the carrying amounts and estimated fair values of financial instruments at December 31, 2021 and 2020:

	December 31, 2021
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$143,473	$143,473	$—	$—	$143,473
Bank-Owned Certificates of Deposit	1,876	—	1,884	—	1,884
Securities Available for Sale	439,362	754	438,608	—	439,362
FHLB Stock, at Cost	5,242	—	5,242	—	5,242
Loans, Net	2,769,917	—	2,726,417	—	2,726,417
Accrued Interest Receivable	9,186	—	9,186	—	9,186
Interest Rate Caps	7,356	—	7,356	—	7,356
Interest Rate Swaps	2,358	—	2,358	—	2,358

Financial Liabilities:
Deposits	$2,946,237	$—	$2,931,215	$—	$2,931,215
FHLB Advances	42,500	—	42,515	—	42,515
Subordinated Debentures	92,239	—	97,700	—	97,700
Accrued Interest Payable	1,409	—	1,409	—	1,409
Interest Rate Swaps	1,567	—	1,567	—	1,567

	December 31, 2020
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$160,675	$160,675	$—	$—	$160,675
Bank-Owned Certificates of Deposit	2,860	—	2,908	—	2,908
Securities Available for Sale	390,629	—	390,629	—	390,629
FHLB Stock, at Cost	5,027	—	5,027	—	5,027
Loans, Net	2,282,436	—	2,309,421	—	2,309,421
Accrued Interest Receivable	9,172	—	9,172	—	9,172
Interest Rate Caps	2,834	—	2,834	—	2,834
Interest Rate Swaps	2,757	—	2,757	—	2,757

Financial Liabilities:
Deposits	$2,501,636	$—	$2,509,148	$—	$2,509,148
Notes Payable	11,000	—	11,001	—	11,001
FHLB Advances	57,500	—	58,830	—	58,830
Subordinated Debentures	73,739	—	74,769	—	74,769
Accrued Interest Payable	1,615	—	1,615	—	1,615
Interest Rate Swaps	6,167	—	6,167	—	6,167

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at December 31, 2021 and December 31, 2020.

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

Note 23: Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2021
Net Unrealized Loss on Available for Sale Securities	$(1,689)	$355	$(1,334)
Less: Reclassification Adjustment for Net Gains Included in Net Income	(750)	157	(593)
Total Unrealized Loss	(2,439)	512	(1,927)

Net Unrealized Gain on Cash Flow Hedge	3,991	(838)	3,153
Less: Reclassification Adjustment for Losses Included in Net Income	1,520	(319)	1,201
Total Unrealized Gain	5,511	(1,157)	4,354

Other Comprehensive Gain	$3,072	$(645)	$2,427

Year Ended December 31, 2020
Net Unrealized Gain on Available for Sale Securities	$6,394	$(1,343)	$5,051
Less: Reclassification Adjustment for Net Gains Included in Net Income	(1,503)	316	(1,187)
Total Unrealized Gain	4,891	(1,027)	3,864

Net Unrealized Loss on Cash Flow Hedge	(3,185)	669	(2,516)
Less: Reclassification Adjustment for Losses Included in Net Income	579	(122)	457
Total Unrealized Loss	(2,606)	547	(2,059)

Other Comprehensive Gain	$2,285	$(480)	$1,805

Year Ended December 31, 2019
Net Unrealized Gain on Available for Sale Securities	$9,514	$(1,998)	$7,516
Less: Reclassification Adjustment for Net Gains Included in Net Income	(516)	109	(407)
Total Unrealized Gain	8,998	(1,889)	7,109

Net Unrealized Loss on Cash Flow Hedge	(962)	202	(760)
Less: Reclassification Adjustment for Gains Included in Net Income	(9)	2	(7)
Total Unrealized Loss	(971)	204	(767)

Other Comprehensive Gain	$8,027	$(1,685)	$6,342

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2021, 2020 and 2019.

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Year Ended December 31, 2021
Balance at Beginning of Year	$9,127	$(2,548)	$6,579
Other Comprehensive Income (Loss) Before Reclassifications	(1,334)	3,153	1,819
Amounts Reclassified from Accumulated Other Comprehensive Income	(593)	1,201	608
Net Other Comprehensive Income (Loss) During Period	(1,927)	4,354	2,427
Balance at End of Year	$7,200	$1,806	$9,006

Year Ended December 31, 2020
Balance at Beginning of Year	$5,263	$(489)	$4,774
Other Comprehensive Income (Loss) Before Reclassifications	5,051	(2,516)	2,535
Amounts Reclassified from Accumulated Other Comprehensive Income	(1,187)	457	(730)
Net Other Comprehensive Income (Loss) During Period	3,864	(2,059)	1,805
Balance at End of Year	$9,127	$(2,548)	$6,579

Year Ended December 31, 2019
Balance at Beginning of Year	$(1,846)	$278	$(1,568)
Other Comprehensive Income (Loss) Before Reclassifications	7,516	(760)	6,756
Amounts Reclassified from Accumulated Other Comprehensive Income	(407)	(7)	(414)
Net Other Comprehensive Income (Loss) During Period	7,109	(767)	6,342
Balance at End of Year	$5,263	$(489)	$4,774

Note 24: Parent Company Financial Information

The following information presents the condensed balance sheets of the Company as of December 31, 2021 and 2020, and the condensed statements of income and cash flows of the Company for the years ended December 31, 2021, 2020 and 2019:

Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2021	2020
ASSETS
Cash and Cash Equivalents	$80,551	$37,880
Investment in Subsidiaries	390,196	311,329
Premises and Equipment, Net	753	774
Other Assets	1,556	1,437
Total Assets	$473,056	$351,420
LIABILITIES AND EQUITY
LIABILITIES
Notes Payable	$—	$11,000
Subordinated Debentures, Net of Issuance Costs	92,239	73,739
Accrued Interest Payable	841	724
Other Liabilities	704	552
Total Liabilities	93,784	86,015
SHAREHOLDERS’ EQUITY
Preferred Stock—$0.01 par value
Preferred Stock—Authorized 10,000,000	66,514	—
Common Stock—$0.01 par value
Voting Common Stock—Authorized 75,000,000	282	281
Additional Paid‑In Capital	104,123	103,714
Retained Earnings	199,347	154,831
Accumulated Other Comprehensive Income	9,006	6,579
Total Shareholders’ Equity	379,272	265,405
Total Liabilities and Shareholders' Equity	$473,056	$351,420

Condensed Statements of Income

	December 31,	December 31,	December 31,
(dollars in thousands)	2021	2020	2019
INCOME
Dividend Income	$1,350	$1,300	$1,040
Interest Income	—	19	27
Other Income	117	179	158
Total Income	1,467	1,498	1,225
EXPENSE
Interest Expense	4,691	3,547	2,056
Other Expenses	1,972	1,412	996
Total Interest Expense	6,663	4,959	3,052
LOSS BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS	(5,196)	(3,461)	(1,827)
Income Tax Benefit	1,847	1,323	776
LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS	(3,349)	(2,138)	(1,051)
Equity in Undistributed Earnings	49,036	29,332	32,454
NET INCOME	$45,687	$27,194	$31,403

Condensed Statements of Cash Flows

	December 31,	December 31,	December 31,
(dollars in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$45,687	$27,194	$31,403
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Equity in Undistributed Earnings of Subsidiaries	(49,036)	(29,332)	(32,454)
Changes in Other Assets and Liabilities	634	234	311
Net Cash Used by Operating Activities	(2,715)	(1,904)	(740)
CASH FLOWS FROM INVESTING ACTIVITIES
Net (Increase) Decrease in Loans	—	742	(742)
Investment in Subsidiaries	(25,000)	(25,000)	—
Net Cash Used in Investing Activities	(25,000)	(24,258)	(742)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Notes Payable	(11,000)	(2,000)	(2,000)
Proceeds from Issuance of Subordinated Debt	29,309	48,783	—
Redemption of Subordinated Debt	(11,250)	—	—
Stock Options Exercised	724	317	258
Stock Repurchases	(2,740)	(10,373)	(14,959)
Issuance of Preferred Stock	66,514	—	—
Preferred Stock Dividends Paid	(1,171)	—	—
Issuance of Common Stock	—	—	—
Net Cash Provided (Used) by Financing Activities	70,386	36,727	(16,701)
NET CHANGE IN CASH AND CASH EQUIVALENTS	42,671	10,565	(18,183)
Cash and Cash Equivalents Beginning	37,880	27,315	45,498
Cash and Cash Equivalents Ending	$80,551	$37,880	$27,315

Note 25: Subsequent Events

On January 27, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on the Series A Preferred Stock, payable on March 1, 2022, to shareholders of record on the Series A Preferred Stock at the close of business on February 15, 2022.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of December 31, 2021, the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2021 based on the specified criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is set forth under the headings “Proposal 1 – Election of Directors,” “Security Ownership of Certain Beneficial Owners,” and “Corporate Governance and the Board of Directors” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2022, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this item is set forth under the headings “Executive Compensation,” “Corporate Governance and the Board of Directors – Director Compensation,” and “Corporate Governance and the Board of Directors – Compensation Committee Interlocks and Insider Participation” appearing in the Company's definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2022, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table presents the number of outstanding options, warrants and rights granted to participants by the Company under its equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2021. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in Note 16 to the Consolidated Financial Statements for the year ending December 31, 2021.

(c)
Number of
securities
	(a)		remaining
	Number of	(b)	available for
	securities to be	Weighted-	future issuance
	issued upon	average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))
Equity compensation plans approved by shareholders (1)	2,113,653	$7.67	677,275
Equity compensation plans not approved by shareholders	—	—	—
Total	2,113,653	$7.67	677,275
(1)	Column (a) includes outstanding stock options granted under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan, the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan, the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan and the Bridgewater Bancshares, Inc. 2005 Combined Incentive and Non-Statutory Stock Option Plan. This column also includes unvested restricted stock units granted under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan. Column (c) includes 30,000, 294,700 and 352,575 shares remaining available for future issuance under the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan, the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan and the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan, respectively.

The information required pursuant to Item 403 of Regulation S-K can be found under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement on Form DEF 14A for our Annual Meeting of Shareholders to be held on April 26, 2022, which will be filed with the SEC within 120 days of the Company’s fiscal year end, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2022, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is set forth under the heading “Proposal 2 – Ratification of the Appointment of CliftonLarsonAllen LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2022, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The consolidated financial statements that appear in Item 8 of this Form 10-K are incorporated herein by reference.

2.	Financial Statement Schedules: All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.
Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on April 25, 2019)
3.2	Amended and Restated Bylaws of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 on Form S-1/A filed on March 5, 2018)
3.3	Statement of Designation of 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on August 17, 2021)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.3

Indenture, dated June 19, 2020, by and between Bridgewater Bancshares, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on June 19, 2020)

4.4

Forms of 5.25% Fixed-to-Floating Rate Subordinated Note due July 1, 2030 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.3 hereto and incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on June 19, 2020)

4.5

Indenture, dated July 8, 2021, by and between Bridgewater Bancshares, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on July 8, 2021)

4.6

Forms of 3.25% Fixed-to-Floating Rate Subordinated Note due July 15, 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.5 hereto and incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on July 8, 2021)

4.7

Deposit Agreement, dated as of August 17, 2021, among Bridgewater Bancshares, Inc., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts issued thereunder (incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on August 17, 2021)

4.8	Form of depositary receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.7 hereto)
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

10.16

Form of Restricted Stock Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.17

Form of Restricted Stock Unit Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.18

Form of Nonqualified Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.19

Form of Incentive Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.20

Form of Subordinated Note Purchase Agreement, dated June 19, 2020, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on June 19, 2020)

10.21

Form of Registration Rights Agreement, dated June 19, 2020, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on June 19, 2020)

10.22

Loan and Security Agreement, dated as of March 1, 2021, by and between Bridgewater Bancshares, Inc., as Borrower, and ServisFirst Bank, as Lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on March 5, 2021)

10.23

Revolving Note, dated as of March 1, 2021, made by Bridgewater Bancshares, Inc., as Borrower, to and in favor of ServisFirst Bank, as Lender (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on March 5, 2021)

10.24

Pledge Agreement, dated as of March 1, 2021, by and between Bridgewater Bancshares, Inc., as Borrower, and ServisFirst Bank, as Lender (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on March 5, 2021)

10.25

Form of Subordinated Note Purchase Agreement, dated July 8, 2021, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on July 8, 2021)

10.26

Form of Registration Rights Agreement, dated July 8, 2021, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on July 8, 2021)

10.27	Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Jerry Baack†
10.28	Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Mary Jayne Crocker†
10.29	Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Joseph Chybowski†
10.30	Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Jeffrey Shellberg†

21.1	Subsidiaries of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 21.1 filed with the Form S-1 on February 16, 2018)
23.1	Consent of CliftonLarsonAllen LLP

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

Bridgewater Bancshares, Inc.

Date: March 8, 2022	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry J. Baack	Chairman, Chief Executive	March 8, 2022
Jerry J. Baack	Officer and President (Principal Executive Officer)

/s/ Joe M. Chybowski	Chief Financial Officer	March 8, 2022
Joe M. Chybowski	(Principal Financial and Accounting Officer)

/s/ Lisa M. Brezonik	Director	March 8, 2022
Lisa M. Brezonik

/s/ James S. Johnson	Director	March 8, 2022
James S. Johnson

/s/ David B. Juran	Director	March 8, 2022
David B. Juran

/s/ Mohammed Lawal	Director	March 8, 2022
Mohammed Lawal

/s/ Douglas J. Parish	Director	March 8, 2022
Douglas J. Parish

/s/ Jeffrey D. Shellberg	Director, Secretary, Executive	March 8, 2022
Jeffrey D. Shellberg	Vice President and
Chief Credit Officer

/s/ Thomas P. Trutna	Director	March 8, 2022
Thomas P. Trutna

/s/ Todd B. Urness	Director	March 8, 2022
Todd B. Urness

/s/ David J. Volk	Director	March 8, 2022
David J. Volk