Form 10-Q
period 2022-03-31
Bridgewater Bancshares Inc
filed 2022-05-05
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
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

The number of shares of the Common Stock outstanding as of May 2, 2022 was 27,975,443.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$71,887	$143,473
Bank-Owned Certificates of Deposit	1,139	1,876
Securities Available for Sale, at Fair Value	459,090	439,362
Loans, Net of Allowance for Loan Losses of $41,692 at March 31, 2022 (unaudited) and $40,020 at December 31, 2021	2,937,210	2,769,917
Federal Home Loan Bank (FHLB) Stock, at Cost	6,846	5,242
Premises and Equipment, Net	49,044	49,395
Accrued Interest	9,596	9,186
Goodwill	2,626	2,626
Other Intangible Assets, Net	431	479
Other Assets	70,051	56,103
Total Assets	$3,607,920	$3,477,659

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$835,482	$875,084
Interest Bearing	2,200,129	2,071,153
Total Deposits	3,035,611	2,946,237
Federal Funds Purchased	23,000	—
FHLB Advances	42,500	42,500
Subordinated Debentures, Net of Issuance Costs	92,349	92,239
Accrued Interest Payable	1,576	1,409
Other Liabilities	33,443	16,002
Total Liabilities	3,228,479	3,098,387

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at March 31, 2022 (unaudited) and December 31, 2021	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 28,150,389 at March 31, 2022 (unaudited) and 28,206,566 at December 31, 2021	282	282
Additional Paid-In Capital	103,756	104,123
Retained Earnings	210,596	199,347
Accumulated Other Comprehensive Income (Loss)	(1,707)	9,006
Total Shareholders' Equity	379,441	379,272
Total Liabilities and Equity	$3,607,920	$3,477,659

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2022	2021
INTEREST INCOME
Loans, Including Fees	$31,744	$27,908
Investment Securities	2,870	2,420
Other	80	112
Total Interest Income	34,694	30,440

INTEREST EXPENSE
Deposits	3,158	3,671
Notes Payable	—	61
FHLB Advances	150	228
Subordinated Debentures	1,197	1,085
Federal Funds Purchased	9	—
Total Interest Expense	4,514	5,045

NET INTEREST INCOME	30,180	25,395
Provision for Loan Losses	1,675	1,100

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	28,505	24,295

NONINTEREST INCOME
Customer Service Fees	281	234
Other Income	1,276	774
Total Noninterest Income	1,557	1,008

NONINTEREST EXPENSE
Salaries and Employee Benefits	8,694	7,102
Occupancy and Equipment	1,085	1,055
Other Expense	3,729	2,766
Total Noninterest Expense	13,508	10,923

INCOME BEFORE INCOME TAXES	16,554	14,380
Provision for Income Taxes	4,292	3,709
NET INCOME	12,262	10,671
Preferred Stock Dividends	(1,013)	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,249	$10,671

EARNINGS PER SHARE
Basic	$0.40	$0.38
Diluted	0.39	0.37

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net Income	$12,262	$10,671
Other Comprehensive Income (Loss):
Unrealized Losses on Available for Sale Securities	(23,013)	(2,516)
Unrealized Gains on Cash Flow Hedges	9,029	5,605
Reclassification Adjustment for Losses Realized in Income	423	328
Income Tax Impact	2,848	(695)
Total Other Comprehensive Income (Loss), Net of Tax	(10,713)	2,722
Comprehensive Income	$1,549	$13,393

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2022 and 2021

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2020	$—	28,143,493	$281	$103,714	$154,831	$6,579	$265,405
Stock-based Compensation	—	5,008	—	574	—	—	574
Comprehensive Income	—	—	—	—	10,671	2,722	13,393
Stock Options Exercised	—	1,400	—	12	—	—	12
Stock Repurchases	—	(16,618)	—	(208)	—	—	(208)
Issuance of Restricted Stock Awards	—	—	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(354)	—	(5)	—	—	(5)
BALANCE March 31, 2021	$—	28,132,929	$281	$104,087	$165,502	$9,301	$279,171

BALANCE December 31, 2021	$66,514	28,206,566	$282	$104,123	$199,347	$9,006	$379,272
Stock-based Compensation	—	4,656	—	831	—	—	831
Comprehensive Income (Loss)	—	—	—	—	12,262	(10,713)	1,549
Stock Options Exercised	—	10,000	—	21	—	—	21
Stock Repurchases	—	(71,038)	—	(1,203)	—	—	(1,203)
Forfeiture of Restricted Stock Awards	—	(400)	—	(1)	—	—	(1)
Vested Restricted Stock Units	—	1,500	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(895)	—	(15)	—	—	(15)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE March 31, 2022	$66,514	28,150,389	$282	$103,756	$210,596	$(1,707)	$379,441

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,262	$10,671
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	681	814
Provision for Loan Losses	1,675	1,100
Depreciation of Premises and Equipment	628	554
Amortization of Other Intangible Assets	48	48
Amortization of Subordinated Debt Issuance Costs	110	87
Stock-based Compensation	831	574
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(1,377)	1,141
Accrued Interest Payable and Other Liabilities	16,423	6,295
Net Cash Provided by Operating Activities	31,281	21,284

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Bank-Owned Certificates of Deposit	737	491
Proceeds from Sales of Securities Available for Sale	—	1,650
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	8,531	8,838
Purchases of Securities Available for Sale	(51,449)	(18,674)
Net Increase in Loans	(168,968)	(97,527)
Net Increase in FHLB Stock	(1,604)	(793)
Purchases of Premises and Equipment	(277)	(864)
Net Cash Used in Investing Activities	(213,030)	(106,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	89,374	137,017
Net Increase in Federal Funds Purchased	23,000	—
Principal Payments on Notes Payable	—	(11,000)
Preferred Stock Dividends Paid	(1,013)	—
Stock Options Exercised	21	12
Stock Repurchases	(1,203)	(208)
Forfeiture of Restricted Stock Awards	(1)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(15)	(5)
Net Cash Provided by Financing Activities	110,163	125,816

NET CHANGE IN CASH AND CASH EQUIVALENTS	(71,586)	40,221
Cash and Cash Equivalents Beginning	143,473	160,675
Cash and Cash Equivalents Ending	$71,887	$200,896

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$4,238	$4,837
Cash Paid for Income Taxes	40	295
Net Investment Securities Purchased but Not Settled	503	1,840

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

Bridgewater Risk Management, Inc. was incorporated in December 2016 as a wholly owned insurance company. It insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Bridgewater Risk Management pools resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2022.

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

Impact of Recently Issued Accounting Guidance

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU updates guidance in Topic 326 to eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current period gross write offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivables by year of origination. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 for companies that have adopted CECL, including interim periods within those fiscal years, with early adoption permitted. The Company is in the process of evaluating the provisions of this ASU and its effects on the consolidated financial statements, however the adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Subsequent Events

Subsequent events have been evaluated through May 5, 2022, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of stock compensation. For the three months ended March 31, 2022 and 2021, respectively, 300,500 and 314,800, of stock options, restricted stock awards and restricted stock units were excluded from the calculation because they were deemed to be anti-dilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2022	2021
Net Income Available to Common Shareholders	$11,249	$10,671
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	28,123,809	28,017,366
Dilutive Effect of Stock Compensation	1,032,276	927,846
Weighted Average Common Stock Outstanding (Dilutive)	29,156,085	28,945,212

Basic Earnings per Common Share	$0.40	$0.38
Diluted Earnings per Common Share	0.39	0.37

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at March 31, 2022 and December 31, 2021:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$17,448	$—	$(97)	$17,351
Municipal Bonds	171,546	1,887	(9,215)	164,218
Mortgage-Backed Securities	131,480	53	(6,983)	124,550
Corporate Securities	83,834	1,060	(927)	83,967
SBA Securities	27,836	90	(223)	27,703
Asset-Backed Securities	40,846	617	(162)	41,301
Total Securities Available for Sale	$472,990	$3,707	$(17,607)	$459,090

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$756	$—	$(2)	$754
Municipal Bonds	151,665	7,492	(788)	158,369
Mortgage-Backed Securities	125,563	1,085	(2,111)	124,537
Corporate Securities	81,925	2,740	(185)	84,480
SBA Securities	30,474	102	(206)	30,370
Asset-Backed Securities	39,867	1,044	(59)	40,852
Total Securities Available for Sale	$430,250	$12,463	$(3,351)	$439,362

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2022
U.S. Treasury Securities	$17,351	$(97)	$—	$—	$17,351	$(97)
Municipal Bonds	96,153	(7,938)	11,233	(1,277)	107,386	(9,215)
Mortgage-Backed Securities	74,194	(2,977)	39,942	(4,006)	114,136	(6,983)
Corporate Securities	29,031	(838)	1,910	(89)	30,941	(927)
SBA Securities	5,594	(24)	13,579	(199)	19,173	(223)
Asset-Backed Securities	13,745	(162)	—	—	13,745	(162)
Total Securities Available for Sale	$236,068	$(12,036)	$66,664	$(5,571)	$302,732	$(17,607)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2021
U.S. Treasury Securities	$754	$(2)	$—	$—	$754	$(2)
Municipal Bonds	44,332	(708)	3,757	(80)	48,089	(788)
Mortgage-Backed Securities	36,921	(630)	35,949	(1,481)	72,870	(2,111)
Corporate Securities	9,398	(133)	1,948	(52)	11,346	(185)
SBA Securities	3,896	(7)	16,297	(199)	20,193	(206)
Asset-Backed Securities	6,742	(59)	—	—	6,742	(59)
Total Securities Available for Sale	$102,043	$(1,539)	$57,951	$(1,812)	$159,994	$(3,351)

At March 31, 2022, 372 debt securities had unrealized losses with aggregate depreciation of approximately 5.5% from the Company’s amortized cost basis. At December 31, 2021, 199 debt securities had unrealized losses with aggregate depreciation of approximately 2.1% from the Company’s amortized cost basis. These unrealized losses related principally to changes in interest rates and were not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold these debt securities for the foreseeable future, no declines were deemed to be other than temporary as of March 31, 2022.

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of March 31, 2022. Call date is used when a call of the debt security is expected, as determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
March 31, 2022
Due in One Year or Less	$6,716	$6,755
Due After One Year Through Five Years	100,820	102,145
Due After Five Years Through 10 Years	72,960	71,417
Due After 10 Years	92,332	85,219
Subtotal	272,828	265,536
Mortgage-Backed Securities	131,480	124,550
SBA Securities	27,836	27,703
Asset-Backed Securities	40,846	41,301
Totals	$472,990	$459,090

As of March 31, 2022 and December 31, 2021, the securities portfolio was unencumbered.

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
Proceeds From Sales of Securities	$—	$1,650
Gross Gains on Sales	—	—
Gross Losses on Sales	—	—

Note 4: Loans

The following table presents the components of the loan portfolio at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Commercial	$363,290	$360,169
Paycheck Protection Program	12,309	26,162
Construction and Land Development	321,131	281,474
Real Estate Mortgage:
1-4 Family Mortgage	312,201	305,317
Multifamily	1,012,623	910,243
CRE Owner Occupied	117,969	111,096
CRE Nonowner Occupied	840,463	818,569
Total Real Estate Mortgage Loans	2,283,256	2,145,225
Consumer and Other	7,981	6,442
Total Loans, Gross	2,987,967	2,819,472
Allowance for Loan Losses	(41,692)	(40,020)
Net Deferred Loan Fees	(9,065)	(9,535)
Total Loans, Net	$2,937,210	$2,769,917

The following table presents the activity in the allowance for loan losses, by segment, for the three months ended March 31, 2022 and 2021:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Three Months Ended March 31, 2022
Allowance for Loan Losses:
Beginning Balance	$6,256	$13	$3,757	$3,757	$12,610	$1,495	$11,335	$147	$650	$40,020
Provision for Loan Losses	(620)	(7)	562	125	1,473	100	328	38	(324)	1,675
Loans Charged-off	—	—	—	—	—	—	—	(15)	—	(15)
Recoveries of Loans	2	—	—	3	—	—	—	7	—	12
Total Ending Allowance Balance	$5,638	$6	$4,319	$3,885	$14,083	$1,595	$11,663	$177	$326	$41,692

Three Months Ended March 31, 2021
Allowance for Loan Losses:
Beginning Balance	$5,703	$70	$2,491	$3,972	$9,517	$1,162	$10,991	$203	$732	$34,841
Provision for Loan Losses	729	13	282	(76)	339	(7)	35	32	(247)	1,100
Loans Charged-off	—	—	—	(5)	—	—	—	(9)	—	(14)
Recoveries of Loans	19	—	—	3	—	32	—	6	—	60
Total Ending Allowance Balance	$6,451	$83	$2,773	$3,894	$9,856	$1,187	$11,026	$232	$485	$35,987

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of March 31, 2022 and December 31, 2021:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses at March 31, 2022
Individually Evaluated for Impairment	$19	$—	$—	$—	$—	$—	$—	$—	$—	$19
Collectively Evaluated for Impairment	5,619	6	4,319	3,885	14,083	1,595	11,663	177	326	41,673
Totals	$5,638	$6	$4,319	$3,885	$14,083	$1,595	$11,663	$177	$326	$41,692

Allowance for Loan Losses at December 31, 2021
Individually Evaluated for Impairment	$607	$—	$—	$—	$—	$—	$—	$—	$—	$607
Collectively Evaluated for Impairment	5,649	13	3,757	3,757	12,610	1,495	11,335	147	650	39,413
Totals	$6,256	$13	$3,757	$3,757	$12,610	$1,495	$11,335	$147	$650	$40,020

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Loans at March 31, 2022
Individually Evaluated for Impairment	$12,803	$—	$122	$288	$—	$2,402	$2,996	$—	$18,611
Collectively Evaluated for Impairment	350,487	12,309	321,009	311,913	1,012,623	115,567	837,467	7,981	2,969,356
Totals	$363,290	$12,309	$321,131	$312,201	$1,012,623	$117,969	$840,463	$7,981	$2,987,967

Loans at December 31, 2021
Individually Evaluated for Impairment	$14,512	$—	$130	$1,390	$—	$2,421	$4,188	$—	$22,641
Collectively Evaluated for Impairment	345,657	26,162	281,344	303,927	910,243	108,675	814,381	6,442	2,796,831
Totals	$360,169	$26,162	$281,474	$305,317	$910,243	$111,096	$818,569	$6,442	$2,819,472

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Recorded	Principal	Related	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Commercial	$12,704	$12,704	$—	$4,545	$4,545	$—
Construction and Land Development	122	729	—	130	737	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	—	—	—	933	933	—
1st REM - Rentals	288	288	—	457	457	—
CRE Owner Occupied	2,402	2,456	—	2,421	2,466	—
CRE Nonowner Occupied	2,996	2,996	—	4,188	4,188	—
Totals	18,512	19,173	—	12,674	13,326	—

Loans With An Allowance for Loan Losses:
Commercial	99	99	19	9,967	9,967	607
Totals	99	99	19	9,967	9,967	607
Grand Totals	$18,611	$19,272	$19	$22,641	$23,293	$607

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Average	Interest	Average	Interest
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$14,053	$190	$117	$2
Construction and Land Development	127	—	150	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	—	—	884	11
1st REM - Rentals	290	4	476	6
CRE Owner Occupied	2,463	26	871	3
CRE Nonowner Occupied	3,004	37	3,089	39
Totals	19,937	257	5,587	61

Loans With An Allowance for Loan Losses:
Commercial	100	—	1,159	12
Consumer and Other	—	—	13	—
Totals	100	—	1,172	12
Grand Totals	$20,037	$257	$6,759	$73

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

The following tables present the risk category of loans by loan segment as of March 31, 2022 and December 31, 2021, based on the most recent analysis performed by management:

	March 31, 2022
(dollars in thousands)	Pass	Watch	Substandard	Total
Commercial	$344,172	$6,315	$12,803	$363,290
Paycheck Protection Program	12,309	—	—	12,309
Construction and Land Development	321,009	—	122	321,131
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	27,750	—	—	27,750
1st REM - 1-4 Family	49,417	685	—	50,102
LOCs and 2nd REM - Rentals	26,244	14	—	26,258
1st REM - Rentals	207,803	—	288	208,091
Multifamily	1,012,623	—	—	1,012,623
CRE Owner Occupied	115,567	—	2,402	117,969
CRE Nonowner Occupied	797,638	39,829	2,996	840,463
Consumer and Other	7,981	—	—	7,981
Totals	$2,922,513	$46,843	$18,611	$2,987,967

	December 31, 2021
(dollars in thousands)	Pass	Watch	Substandard	Total
Commercial	$336,939	$8,718	$14,512	$360,169
Paycheck Protection Program	26,162	—	—	26,162
Construction and Land Development	281,344	—	130	281,474
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,327	—	933	31,260
1st REM - 1-4 Family	48,024	689	—	48,713
LOCs and 2nd REM - Rentals	21,625	16	—	21,641
1st REM - Rentals	203,246	—	457	203,703
Multifamily	910,243	—	—	910,243
CRE Owner Occupied	108,675	—	2,421	111,096
CRE Nonowner Occupied	774,474	39,907	4,188	818,569
Consumer and Other	6,442	—	—	6,442
Totals	$2,747,501	$49,330	$22,641	$2,819,472

The following tables present the aging of the recorded investment in past due loans by loan segment as of March 31, 2022 and December 31, 2021:

	Accruing Interest
		30-89 Days	90 Days or
(dollars in thousands)	Current	Past Due	More Past Due	Nonaccrual	Total
March 31, 2022
Commercial	$363,277	$13	$—	$—	$363,290
Paycheck Protection Program	12,309	—	—	—	12,309
Construction and Land Development	321,009	—	—	122	321,131
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	27,750	—	—	—	27,750
1st REM - 1-4 Family	50,102	—	—	—	50,102
LOCs and 2nd REM - Rentals	26,258	—	—	—	26,258
1st REM - Rentals	208,091	—	—	—	208,091
Multifamily	1,012,623	—	—	—	1,012,623
CRE Owner Occupied	117,385	—	—	584	117,969
CRE Nonowner Occupied	840,463	—	—	—	840,463
Consumer and Other	7,981	—	—	—	7,981
Totals	$2,987,248	$13	$—	$706	$2,987,967

	Accruing Interest
		30-89 Days	90 Days or
(dollars in thousands)	Current	Past Due	More Past Due	Nonaccrual	Total
December 31, 2021
Commercial	$360,169	$—	$—	$—	$360,169
Paycheck Protection Program	26,162	—	—	—	26,162
Construction and Land Development	281,344	—	—	130	281,474
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	31,211	49	—	—	31,260
1st REM - 1-4 Family	48,713	—	—	—	48,713
LOCs and 2nd REM - Rentals	21,641	—	—	—	21,641
1st REM - Rentals	203,703	—	—	—	203,703
Multifamily	910,243	—	—	—	910,243
CRE Owner Occupied	110,504	—	—	592	111,096
CRE Nonowner Occupied	818,569	—	—	—	818,569
Consumer and Other	6,442	—	—	—	6,442
Totals	$2,818,701	$49	$—	$722	$2,819,472

At March 31, 2022, there were three loans classified as troubled debt restructurings with total aggregate outstanding balances of $1.3 million. In comparison, at December 31, 2021, there were four loans classified as troubled debt restructurings with total aggregate outstanding balances of $1.4 million. There were no new loans classified as troubled debt restructurings during the three months ended March 31, 2022, and no loans classified as troubled debt restructurings during the previous twelve months subsequently defaulted during the three months ended March 31, 2022.

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

The following table presents a summary of active loan modifications made in response to the COVID-19 pandemic, by loan segment and modification type, as of March 31, 2022:

	Interest-Only		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$315	2	$4,715	1	$5,030	3
Real Estate Mortgage:
CRE Owner Occupied	584	3	—	—	584	3
CRE Nonowner Occupied	24,776	4	—	—	24,776	4
Totals	$25,675	9	$4,715	1	$30,390	10

Note 5: Deposits

The following table presents the composition of deposits at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Transaction Deposits	$1,433,884	$1,419,873
Savings and Money Market Deposits	890,926	863,567
Time Deposits	286,674	293,474
Brokered Deposits	424,127	369,323
Totals	$3,035,611	$2,946,237

Brokered deposits contain brokered transaction and money market accounts of $195.1 million and $131.2 million as of March 31, 2022 and December 31, 2021, respectively.

The following table presents the scheduled maturities of brokered and customer time deposits at March 31, 2022:

(dollars in thousands)	2022
Less than 1 Year	$138,566
1 to 2 Years	77,077
2 to 3 Years	115,863
3 to 4 Years	121,308
4 to 5 Years	35,191
Greater than 5 Years	27,722
Totals	$515,727

The aggregate amount of time deposits greater than $250,000 was approximately $52.1 million and $59.6 million at March 31, 2022 and December 31, 2021, respectively.

Note 6: Derivative Instruments and Hedging Activities

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$66,245	$2,249	$49,101	$641
Liabilities	66,245	(2,249)	49,101	(641)
Total	$132,490	$—	$98,202	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $1.4 million will be reclassified to interest expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Notional Amount	$125,000	$125,000
Weighted Average Pay Rate	1.27%	1.27%
Weighted Average Receive Rate	0.28%	0.14%
Weighted Average Maturity (Years)	3.52	3.76
Net Unrealized Gain (Loss)	$5,807	$791

The Company purchases interest rate caps, designated as cash flow hedges, of certain deposit liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the three months ended March 31, 2022 and 2021, the company recognized amortization expense on the interest rate caps of $176,000 and $66,000, respectively, and was recorded as a component of interest expense on brokered deposits.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Notional Amount	$125,000	$110,000
Unamortized Premium Paid	6,467	5,859
Weighted Average Strike Rate	0.96%	0.90%
Weighted Average Maturity (Years)	8.32	8.72

The following table presents a summary of the Company’s interest rate contracts as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$110,000	$5,807	$90,000	$1,717
Liabilities	15,000	—	35,000	(926)
Interest rate cap agreements:
Assets	125,000	12,399	110,000	7,356

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of March 31, 2022 and December 31, 2021, the Company pledged cash collateral for the Company’s derivative contracts of $-0-and $370,000, respectively. In addition, as of March 31, 2022 and December 31, 2021, the Company's counterparties have pledged cash collateral to the Company of $20.7 million and $8.6 million, respectively.

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three months ended March 31, 2022 and 2021:

		Three Months Ended March 31,
(dollars in thousands)		2022	2021
Derivatives in	Location of Loss	Loss
Cash Flow Hedging	Reclassified	Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings
Interest rate swaps	Interest expense	$(247)	$(262)
Interest rate caps	Interest expense	(176)	(66)

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three months ended March 31, 2022 and 2021, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 7: Subordinated Debentures

The following table presents a summary of the Company’s subordinated debentures as of March 31, 2022:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	March 31, 2022	March 31, 2021	Rate	Coupon Structure
(dollars in thousands)
2027 Notes	July 12, 2017	July 15, 2022	July 15, 2027	$13,750	$25,000	5.88%	Fixed-to-Floating (1)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	50,000	50,000	5.25%	Fixed-to-Floating (2)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	—	3.25%	Fixed-to-Floating (3)
Subordinated Debentures				93,750	75,000
Debt Issuance Costs				(1,401)	(1,174)
Subordinated Debentures, Net of Issuance Costs				$92,349	$73,826
(1)	Migrates to three month LIBOR + 3.88% beginning July 15, 2022 until either the early redemption date or the maturity date.
(2)	Migrates to three month term SOFR + 5.13% beginning July 1, 2025 until either the early redemption date or the maturity date.

(3)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the early redemption date or the maturity date.

Note 8: Commitments, Contingencies and Credit Risk

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

The following commitments were outstanding at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Unfunded Commitments Under Lines of Credit	$854,828	$799,148
Letters of Credit	102,353	119,647
Totals	$957,181	$918,795

The Company had outstanding letters of credit with the FHLB in total amounts of $59.5 million and $36.5 million at March 31, 2022 and December 31, 2021, respectively, on behalf of customers and to secure public deposits.

Legal Contingencies

Neither the Company nor any of its subsidiaries is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Bank’s business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

Note 9: Stock Options and Restricted Stock

The Company established the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (the “2012 Plan”) under which the Company may grant options to its directors, officers, and employees for up to 750,000 shares of common stock. Both incentive stock options and nonqualified stock options were granted under the 2012 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of five years. The 2012 Plan expired in March 2022 and awards are no longer able to be granted under the 2012 Plan.

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of March 31, 2022 and December 31, 2021, there were 44,700 and 294,700 shares, respectively, of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of March 31, 2022 and December 31, 2021, there were 348,695 and 352,575 shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

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

The weighted average assumptions used in the model of valuing stock option grants for the three months ended March 31, 2022, are as follows:

	March 31,
	2022
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	24.71%
Risk-Free Interest Rate	1.70%

The following table presents a summary of the status of the Company’s stock option grants for the three months ended March 31, 2022:

	March 31, 2022
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,768,745	$7.67
Granted	290,000	17.50
Exercised	(10,000)	2.13
Forfeitures	(10,000)	16.23
Outstanding at Period End	2,038,745	$9.06

Options Exercisable at Period End	1,331,095	$6.90

For the three months ended March 31, 2022 and 2021, the Company recognized compensation expense for stock options of $288,000 and $223,000, respectively.

The following table presents information pertaining to options outstanding at March 31, 2022:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$2.13 - 3.99	398,750	$3.04	1.8	398,750	$3.04
7.00 - 7.99	928,717	7.47	5.5	733,317	7.47
8.00 - 8.99	20,000	8.76	8.0	1,250	8.76
10.00 - 10.99	10,000	10.08	8.2	2,500	10.08
11.00 - 11.99	85,000	11.27	7.1	41,000	11.30
12.00 - 12.99	270,778	12.89	7.4	139,278	12.90
13.00 - 13.99	25,000	13.22	6.1	15,000	13.22
17.00 - 17.99	300,500	17.50	9.8	—	—
Totals	2,038,745	$9.06	5.8	1,331,095	$6.90

As of March 31, 2022, there was $2.4 million of total unrecognized compensation cost related to nonvested stock options granted under the 2012 Plan, 2017 Plan and 2019 EIP that is expected to be recognized over a weighted-average period of 2.9 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the three months ended March 31, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2021	435,900	$3.43
Granted	290,000	5.28
Vested	(8,250)	3.03
Forfeited	(10,000)	16.23
Nonvested Options at March 31, 2022	707,650	$4.01

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with forfeitable voting and dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the three months ended March 31, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Awards at December 31, 2021	75,113	$12.59
Granted	—	—
Vested	(987)	12.67
Forfeited	(400)	12.92
Nonvested Awards at March 31, 2022	73,726	$12.59

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended March 31, 2022 and 2021, the Company recognized compensation expense for restricted stock awards of $111,000 and $112,000, respectively.

As of March 31, 2022, there was $778,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 1.7 years.

In addition, during the three months ended March 31, 2022, the Company issued 4,656 shares of unrestricted common stock to directors as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to directors of $78,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the three months ended March 31, 2022:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested Units at December 31, 2021	344,908	$15.02
Granted	2,500	17.50
Vested	(1,500)	13.92
Forfeited	(2,876)	15.39
Nonvested Units at March 31, 2022	343,032	$15.04

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended March 31, 2022 and 2021, the Company recognized compensation expense for restricted stock units of $353,000 and $158,000, respectively.

As of March 31, 2022, there was $4.7 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 3.3 years.

Note 10: Regulatory Capital

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of March 31, 2022 and December 31, 2021:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Company (Consolidated):
Total Risk-based Capital	$512,491	15.02%	$272,923	8.00%	$358,212	10.50%	N/A	N/A
Tier 1 Risk-based Capital	378,090	11.08	204,692	6.00	289,981	8.50	N/A	N/A
Common Equity Tier 1 Capital	311,576	9.13	153,519	4.50	238,808	7.00	N/A	N/A
Tier 1 Leverage Ratio	378,090	10.78	140,346	4.00	140,346	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$431,637	12.65%	$272,960	8.00%	$358,259	10.50%	$341,199	10.00%
Tier 1 Risk-based Capital	389,585	11.42	204,720	6.00	290,019	8.50	272,960	8.00
Common Equity Tier 1 Capital	389,585	11.42	153,540	4.50	238,840	7.00	221,780	6.50
Tier 1 Leverage Ratio	389,585	11.13	140,013	4.00	140,013	4.00	175,016	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Company (Consolidated):
Total Risk-based Capital	$499,554	15.55%	$256,966	8.00%	$337,268	10.50%	N/A	N/A
Tier 1 Risk-based Capital	367,161	11.43	192,725	6.00	273,027	8.50	N/A	N/A
Common Equity Tier 1 Capital	300,647	9.36	144,543	4.50	224,845	7.00	N/A	N/A
Tier 1 Leverage Ratio	367,161	10.82	135,723	4.00	135,723	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$415,848	12.94%	$257,005	8.00%	$337,319	10.50%	$321,256	10.00%
Tier 1 Risk-based Capital	375,688	11.69	192,754	6.00	273,068	8.50	257,005	8.00
Common Equity Tier 1 Capital	375,688	11.69	144,565	4.50	224,879	7.00	208,816	6.50
Tier 1 Leverage Ratio	375,688	11.09	135,508	4.00	135,508	4.00	169,386	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$17,351	$—	$—	$17,351
Municipal Bonds	—	164,218	—	164,218
Mortgage-Backed Securities	—	124,550	—	124,550
Corporate Securities	—	83,967	—	83,967
SBA Securities	—	27,703	—	27,703
Asset-Backed Securities	—	41,301	—	41,301
Interest Rate Caps	—	12,399	—	12,399
Interest Rate Swaps	—	8,056	—	8,056
Total Fair Value of Financial Assets	$17,351	$462,194	$—	$479,545
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$2,249	$—	$2,249
Total Fair Value of Financial Liabilities	$—	$2,249	$—	$2,249

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$754	$—	$—	$754
Municipal Bonds	—	158,369	—	$158,369
Mortgage-Backed Securities	—	124,537	—	124,537
Corporate Securities	—	84,480	—	84,480
SBA Securities	—	30,370	—	30,370
Asset-Backed Securities	—	40,852	—	40,852
Interest Rate Caps	—	7,356	—	7,356
Interest Rate Swaps	—	2,358	—	2,358
Total Fair Value of Financial Assets	$754	$448,322	$—	$449,076
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$1,567	$—	$1,567
Total Fair Value of Financial Liabilities	$—	$1,567	$—	$1,567

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at March 31, 2022 and December 31, 2021:

	March 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$80	$—	$19
Totals	$—	$80	$—	$19

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$9,360	$—	$625
Totals	$—	$9,360	$—	$625

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

The following tables present the carrying amount and estimated fair values of financial instruments at March 31, 2022 and December 31, 2021:

	March 31, 2022
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$71,887	$71,887	$—	$—	$71,887
Bank-Owned Certificates of Deposit	1,139	—	1,134	—	1,134
Securities Available for Sale	459,090	17,351	441,739	—	459,090
FHLB Stock, at Cost	6,846	—	6,846	—	6,846
Loans, Net	2,937,210	—	2,839,128	—	2,839,128
Accrued Interest Receivable	9,596	—	9,596	—	9,596
Interest Rate Caps	12,399	—	12,399	—	12,399
Interest Rate Swaps	8,056	—	8,056	—	8,056

Financial Liabilities:
Deposits	$3,035,611	$—	$3,005,610	$—	$3,005,610
Federal Funds Purchased	23,000	—	23,000	—	23,000
FHLB Advances	42,500	—	41,671	—	41,671
Subordinated Debentures	92,349	—	92,042	—	92,042
Accrued Interest Payable	1,576	—	1,576	—	1,576
Interest Rate Swaps	2,249	—	2,249	—	2,249

	December 31, 2021
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$143,473	$143,473	$—	$—	$143,473
Bank-Owned Certificates of Deposit	1,876	—	1,884	—	1,884
Securities Available for Sale	439,362	754	438,608	—	439,362
FHLB Stock, at Cost	5,242	—	5,242	—	5,242
Loans, Net	2,769,917	—	2,726,417	—	2,726,417
Accrued Interest Receivable	9,186	—	9,186	—	9,186
Interest Rate Caps	7,356	—	7,356	—	7,356
Interest Rate Swaps	2,358	—	2,358	—	2,358

Financial Liabilities:
Deposits	$2,946,237	$—	$2,931,215	$—	$2,931,215
FHLB Advances	42,500	—	42,515	—	42,515
Subordinated Debentures	92,239	—	97,700	—	97,700
Accrued Interest Payable	1,409	—	1,409	—	1,409
Interest Rate Swaps	1,567	—	1,567	—	1,567

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and was not material at March 31, 2022 and December 31, 2021.

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

Note 12: Subsequent Events

On April 28, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on the Series A Preferred Stock, payable on June 1, 2022, to shareholders of record on the Series A Preferred Stock at the close of business on May 13, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three months ended March 31, 2022. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-

K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 8, 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	the negative effects of the ongoing COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, including due to supply chain disruptions, as well as any changes to federal, state or local government laws, regulations or orders in response to the pandemic;
●	loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	the ability to successfully manage credit risk;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including rising rates of inflation;
●	the ability to maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard;
●	the concentration of large loans to certain borrowers;
●	the concentration of large deposits from certain clients;
●	the ability to successfully manage liquidity risk;
●	the dependence on non-core funding sources and our cost of funds;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
●	the composition of senior leadership team and the ability to attract and retain key personnel;
●	talent and labor shortages and high rates of employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions and “fintech” companies;
●	the effectiveness of the risk management framework;

●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, including changes to federal and state corporate tax rates;
●	interest rate risk, including the effects of anticipated rate increases by the Federal Reserve;
●	fluctuations in the values of the securities held in our securities portfolio or the values of derivative instruments held in our derivatives portfolio;
●	the imposition of tariffs or other governmental policies impacting the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, civil unrest or other adverse external events, including the Russian invasion of Ukraine;
●	potential impairment to the goodwill recorded in connection with a past acquisition;
●	changes to U.S. or state tax laws, regulations and guidance, including recent proposals to increase the federal corporate tax rate;
●	success at managing the risks involved in the foregoing items; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Bridgewater Bancshares, Inc. with the Securities and Exchange Commission.

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

Information Regarding COVID-19 Impact

The novel coronavirus, or COVID-19, pandemic was initially declared a pandemic by the World Health Organization in March of 2020 and has caused significant economic dislocation and extraordinary change for the Company, its clients, its communities and the country as a whole. At the onset of the pandemic, significant restrictions were placed on businesses and individuals, and while many restrictions have been lifted, there is still the possibility that certain restrictions could be re-imposed or extended if the rate of infections surge in the Company’s market area.

Management continues to monitor and consider the impact of the COVID-19 pandemic closely, given the unpredictable nature in which it is evolving. This includes monitoring the effects of the CARES Act and Coronavirus Relief Act and the prospects for additional fiscal stimulus programs, the acceptance of COVID-19 vaccines and new variants of the virus. The situation remains fluid and management cannot estimate the duration and full impact of the COVID-19 pandemic on the economy, financial markets and the Company’s financial condition and results of operations.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 of the notes to the consolidated financial statements included as a part of the Company’s most recent Annual Report on Form 10-K, filed with the SEC on March 8, 2022. Certain policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect the reported results and financial position for the current period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the future financial condition and results of operations. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company's Audit Committee.

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

Operating Results Overview

The following table summarizes certain key financial results for the periods indicated:

	As of and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands, except per share data)	2022	2021	2021	2021	2021
Per Common Share Data
Basic Earnings Per Share	$0.40	$0.41	$0.41	$0.39	$0.38
Diluted Earnings Per Share	0.39	0.39	0.40	0.38	0.37
Adjusted Diluted Earnings Per Common Share (1)	0.39	0.39	0.41	0.38	0.37
Book Value Per Share	11.12	11.09	10.73	10.33	9.92
Tangible Book Value Per Share (1)	11.01	10.98	10.62	10.22	9.80
Basic Weighted Average Shares Outstanding	28,123,809	28,004,334	28,047,280	28,040,762	28,017,366
Diluted Weighted Average Shares Outstanding	29,156,085	29,038,785	29,110,547	29,128,181	28,945,212
Shares Outstanding at Period End	28,150,389	28,206,566	28,066,822	28,162,777	28,132,929

Selected Performance Ratios
Return on Average Assets (Annualized)	1.42%	1.46%	1.37%	1.43%	1.47%
Pre-Provision Net Revenue Return on Average Assets (Annualized) (1)	2.12	2.11	2.09	2.07	2.15
Return on Average Shareholders' Equity (Annualized)	12.98	13.27	13.81	15.40	15.87
Return on Average Tangible Common Equity (Annualized) (1)	14.56	14.78	15.47	15.58	16.06
Yield on Interest Earning Assets	4.13	4.06	4.14	4.17	4.31
Yield on Total Loans, Gross	4.45	4.49	4.65	4.56	4.74
Cost of Interest Bearing Liabilities	0.80	0.86	0.88	0.96	1.04
Cost of Total Deposits	0.43	0.45	0.48	0.54	0.59
Net Interest Margin (2)	3.60	3.51	3.54	3.52	3.60
Core Net Interest Margin (1)(2)	3.34	3.25	3.22	3.31	3.34
Efficiency Ratio (1)	42.4	40.8	43.9	42.0	41.2
Adjusted Efficiency Ratio (1)	42.0	40.3	41.5	41.5	40.7
Noninterest Expense to Average Assets (Annualized)	1.56	1.45	1.58	1.50	1.51
Adjusted Noninterest Expense to Average Assets (Annualized) (1)	1.55	1.43	1.49	1.48	1.49
Loan to Deposit Ratio	98.4	95.7	95.0	95.3	91.9
Core Deposits to Total Deposits (3)	84.3	85.4	83.3	81.2	83.5
Tangible Common Equity to Tangible Assets (1)	8.60	8.91	8.81	9.10	8.99
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(3)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	As of and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2022	2021	2021	2021	2021
Selected Balance Sheet Data
Total Assets	$3,607,920	$3,477,659	$3,389,125	$3,162,612	$3,072,359
Total Loans, Gross	2,987,967	2,819,472	2,712,012	2,594,186	2,426,123
Allowance for Loan Losses	41,692	40,020	38,901	37,591	35,987
Goodwill and Other Intangibles	3,057	3,105	3,153	3,200	3,248

Deposits	3,035,611	2,946,237	2,854,157	2,720,906	2,638,654
Tangible Common Equity (1)	309,870	309,653	298,135	287,630	275,923
Total Shareholders' Equity	379,441	379,272	367,803	290,830	279,171
Average Total Assets - Quarter-to-Date	3,513,798	3,403,270	3,332,301	3,076,712	2,940,262
Average Shareholders' Equity - Quarter-to-Date	383,024	374,035	330,604	286,311	272,729
(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2022	2021	2021	2021	2021
Selected Income Statement Data
Interest Income	$34,694	$33,775	$33,517	$31,147	$30,440
Interest Expense	4,514	4,622	4,844	4,859	5,045
Net Interest Income	30,180	29,153	28,673	26,288	25,395
Provision for Loan Losses	1,675	1,150	1,300	1,600	1,100
Net Interest Income after Provision for Loan Losses	28,505	28,003	27,373	24,688	24,295
Noninterest Income	1,557	1,288	1,410	1,603	1,008
Noninterest Expense	13,508	12,459	13,236	11,477	10,923
Income Before Income Taxes	16,554	16,832	15,547	14,814	14,380
Provision for Income Taxes	4,292	4,318	4,038	3,821	3,709
Net Income	12,262	12,514	11,509	10,993	10,671
Preferred Stock Dividends	(1,013)	(1,171)	—	—	—
Net Income Available to Common Shareholders	$11,249	$11,343	$11,509	$10,993	$10,671

Discussion and Analysis of Results of Operations

Net Income

Net income was $12.3 million for the first quarter of 2022, a 14.9% increase compared to net income of $10.7 million for the first quarter of 2021. Earnings per diluted common share for the first quarter of 2022 were $0.39, a 4.7% increase compared to $0.37 per diluted common share for the first quarter of 2021.

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

Average Balances and Yields

The following table presents, for the three months ended March 31, 2022 and 2021, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. The table is presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	March 31, 2022			March 31, 2021
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$80,497	$26	0.13%	$105,477	$34	0.13%
Investment Securities:
Taxable Investment Securities	373,021	2,255	2.45	301,680	1,723	2.32
Tax-Exempt Investment Securities (1)	71,591	779	4.41	80,963	881	4.41
Total Investment Securities	444,612	3,034	2.77	382,643	2,604	2.76
Paycheck Protection Program Loans (2)	18,140	563	12.58	148,881	1,864	5.08
Loans (1)(2)	2,881,845	31,275	4.40	2,241,038	26,074	4.72
Total Loans	2,899,985	31,838	4.45	2,389,919	27,938	4.74
Federal Home Loan Bank Stock	5,680	54	3.84	5,045	78	6.28
Total Interest Earning Assets	3,430,774	34,952	4.13%	2,883,084	30,654	4.31%
Noninterest Earning Assets	83,024			57,178
Total Assets	$3,513,798			$2,940,262
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$566,279	$597	0.43%	$364,017	422	0.47%
Savings and Money Market Deposits	876,580	918	0.42	724,104	1,008	0.56
Time Deposits	288,914	745	1.05	344,715	1,267	1.49
Brokered Deposits	406,648	898	0.90	402,694	974	0.98
Total Interest Bearing Deposits	2,138,421	3,158	0.60	1,835,530	3,671	0.81
Federal Funds Purchased	10,600	9	0.35	—	—	—
Notes Payable	—	—	—	6,722	61	3.66
FHLB Advances	42,500	150	1.43	57,500	228	1.61
Subordinated Debentures	92,286	1,197	5.26	73,776	1,085	5.96
Total Interest Bearing Liabilities	2,283,807	4,514	0.80%	1,973,528	5,045	1.04%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	822,488			676,173
Other Noninterest Bearing Liabilities	24,479			17,832
Total Noninterest Bearing Liabilities	846,967			694,005
Shareholders' Equity	383,024			272,729
Total Liabilities and Shareholders' Equity	$3,513,798			$2,940,262
Net Interest Income / Interest Rate Spread		30,438	3.33%		25,609	3.27%
Net Interest Margin (3)			3.60%			3.60%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(258)			(214)
Net Interest Income		$30,180			$25,395
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following table presents the changes in the volume and rate of interest bearing assets and liabilities for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

	Three Months Ended March 31, 2022
	Compared with
	Three Months Ended March 31, 2021
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$(9)	$1	$(8)
Investment Securities:
Taxable Investment Securities	432	100	532
Tax-Exempt Investment Securities	(102)	—	(102)
Total Securities	330	100	430
Loans:
Paycheck Protection Program Loans	(4,055)	2,754	(1,301)
Loans	6,955	(1,754)	5,201
Total Loans	2,900	1,000	3,900
Federal Home Loan Bank Stock	6	(30)	(24)
Total Interest Earning Assets	$3,227	$1,071	$4,298

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$213	$(38)	$175
Savings and Money Market Deposits	160	(250)	(90)
Time Deposits	(144)	(378)	(522)
Brokered Deposits	8	(84)	(76)
Total Deposits	237	(750)	(513)
Federal Funds Purchased	9	—	9
Notes Payable	(61)	—	(61)
FHLB Advances	(53)	(25)	(78)
Subordinated Debentures	240	(128)	112
Total Interest Bearing Liabilities	372	(903)	(531)
Net Interest Income	$2,855	$1,974	$4,829

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Net interest income was $30.2 million for the first quarter of 2022, an increase of $4.8 million, or 18.8%, compared to $25.4 million for the first quarter of 2021. The increase in net interest income was primarily due to growth in average interest earning assets and lower rates paid on deposits, offset partially by declining yields on loans and lower PPP fee recognition. The increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio and continued purchases of investment securities, offset partially by the forgiveness of PPP loans and the reduction of cash balances.

Net interest margin (on a fully tax-equivalent basis) was stable at 3.60% for the first quarter of 2022 and the first quarter of 2021. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, was also stable at 3.34% for the first quarter of

2022 and the first quarter of 2021. The Company will be focused on the impact of anticipated interest rate hikes and the evolving shape of the yield curve throughout 2022.

As the PPP loan portfolio pays down, the recognition of fees associated with the originations has decreased, which impacts comparability between periods. The Company recognized $519,000 of PPP origination fees during the first quarter of 2022, compared to $1.5 million during the first quarter of 2021. Remaining PPP origination fees to be recognized as of March 31, 2022 were $379,000.

The following table summarizes PPP loan originations and net origination fees through March 31, 2022:

	Originated		Outstanding		Program Lifetime
	Number	Principal	Number	Principal	Net Origination	Net Origination
(dollars in thousands)	of Loans	Balance	of Loans	Balance	Fees Generated	Fees Earned
Round One PPP Loans	1,200	$181,600	4	$293	$5,706	$5,706
Round Two PPP Loans	651	78,386	59	12,016	3,544	3,165
Totals	1,851	$259,986	63	$12,309	$9,250	$8,871

Average interest earning assets for the first quarter of 2022 increased $547.7 million, or 19.0%, to $3.43 billion, from $2.88 billion for the first quarter of 2021. This increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio and continued purchases of investment securities, offset partially by the forgiveness of PPP loans and the reduction of cash balances. Average interest bearing liabilities increased $310.3 million, or 15.7%, to $2.28 billion for the first quarter of 2022, from $1.97 billion for the first quarter of 2021. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits, as well as the issuance of additional subordinated debentures in July 2021, offset partially by a decrease in FHLB advances and the payoff of the Company’s notes payable.

Average interest earning assets produced a tax-equivalent yield of 4.13% for the first quarter of 2022, compared to 4.31% for the first quarter of 2021. The decline in the yield on interest earning assets was primarily due to the historically low interest rate environment resulting in lower loan yields. The average rate paid on interest bearing liabilities was 0.80% for the first quarter of 2022, compared to 1.04% for the first quarter of 2021 primarily due to lower rates paid on deposits and the payoff of the Company’s notes payable, offset partially by strong growth of interest bearing deposits and the issuance of additional subordinated debentures.

Interest Income. Total interest income, on a tax-equivalent basis, was $35.0 million for the first quarter of 2022, compared to $30.7 million for the first quarter of 2021. The $4.3 million, or 14.0%, increase in total interest income on a tax-equivalent basis was primarily due to continued organic growth in the loan portfolio, offset partially by a reduction in the recognition of PPP origination fees as the PPP loan portfolio continues to pay down.

Interest income on loans, on a tax-equivalent basis, was $31.8 million for the first quarter of 2022, compared to $27.9 million for the first quarter of 2021. The $3.9 million, or 14.0%, increase was primarily due to a 21.3% increase in the average balance of loans outstanding from continued organic loan growth, which was partially offset by a 29 basis point decline in the average yield on loans.

Loan interest income and loan fees remain the primary contributing factors to the changes in yield on interest earning assets. The aggregate loan yield, excluding PPP loans, decreased to 4.40% in the first quarter of 2022, which was 32 basis points lower than 4.72% in the first quarter of 2021. While loan fees have maintained a relatively stable contribution to the aggregate loan yield, the historically low yield curve has resulted in a declining core yield on loans in comparison to prior periods.

The following table presents a summary of interest and fees recognized on loans, excluding PPP loans, for the periods indicated is as follows:

	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Interest	4.15%	4.20%	4.28%	4.37%	4.50%
Fees	0.25	0.21	0.23	0.17	0.22
Yield on Loans, Excluding PPP Loans	4.40%	4.41%	4.51%	4.54%	4.72%

Interest Expense. Interest expense on interest bearing liabilities decreased $531,000, or 10.5%, to $4.5 million for the first quarter of 2022, compared to $5.0 million for the first quarter of 2021. The cost of interest bearing liabilities declined 24 basis points from 1.04% in the first quarter of 2021 to 0.80% in the first quarter of 2022, primarily due to lower rates paid on deposits and the payoff of the Company’s notes payable, offset partially by strong growth of interest bearing deposits and the issuance of additional subordinated debentures.

Interest expense on deposits was $3.2 million for the first quarter of 2022, a decrease of $513,000, or 14.0%, from $3.7 million for the first quarter of 2021. The cost of total deposits declined 16 basis points from 0.59% in the first quarter of 2021, to 0.43% in the first quarter of 2022, primarily due to deposit rate cuts consistent with a lower rate environment and the continued downward repricing of time deposits.

Interest expense on borrowings decreased $17,000 to $1.4 million for the first quarter of 2022, compared to $1.4 million for the first quarter of 2021. This decrease was primarily due to the payoff of the Company’s notes payable and a decrease in FHLB advances, offset by higher average balances of subordinated debentures due to the issuance of additional subordinated debentures in July 2021.

Provision for Loan Losses

The provision for loan losses was $1.7 million for the first quarter of 2022, an increase of $575,000, compared to the provision for loan losses of $1.1 million for the first quarter of 2021. The increase in the provision for loan losses was primarily attributable to the robust growth of the loan portfolio. The allowance for loan losses to total loans was 1.40% at March 31, 2022, compared to 1.48% at March 31, 2021. The allowance for loan losses to total loans, excluding PPP loans, was 1.40% at March 31, 2022, compared to 1.59% at March 31, 2021.

As an emerging growth company, the Company is not subject to Accounting Standards Update No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” or CECL, until January 1, 2023.

The following table presents a summary of the activity in the allowance for loan losses for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,	March 31,
(dollars in thousands)	2022	2021
Balance at Beginning of Period	$40,020	$34,841
Provision for Loan Losses	1,675	1,100
Charge-offs	(15)	(14)
Recoveries	12	60
Balance at End of Period	$41,692	$35,987

Noninterest Income

Noninterest income was $1.6 million for the first quarter of 2022, an increase of $549,000 from $1.0 million for the first quarter of 2021. The increase was primarily due to increased swap fees and bank-owned life insurance income.

The following table presents the major components of noninterest income for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2022	2021	(Decrease)
Noninterest Income:
Customer Service Fees	$281	$234	$47
Letter of Credit Fees	242	327	(85)
Debit Card Interchange Fees	133	130	3
Swap Fees	557	—	557
Bank-Owned Life Insurance	148	—	148
Other Income	196	317	(121)
Totals	$1,557	$1,008	$549

Noninterest Expense

Noninterest expense was $13.5 million for the first quarter of 2022, an increase of $2.6 million from $10.9 million for the first quarter of 2021. The increase was primarily attributable to increased salaries and employee benefits, professional and consulting fees, technology, and marketing and advertising expenses. The $1.6 million increase in salaries and employee benefits was impacted by the timing of merit increases, which all went into effect during the first quarter of 2022, a change from prior years in which merit increases occurred throughout the year based on service anniversary dates.

The Company continues to add key talent across the organization. Full-time equivalent employees increased from 200 at the end of the first quarter of 2021 to 229 at the end of the first quarter of 2022.

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

The efficiency ratio was 42.4% for the first quarter of 2022, compared to 41.2% for the first quarter of 2021. Excluding the impact of certain non-routine income and expenses, the adjusted efficiency ratio, a non-GAAP financial measure, was 42.0% for the first quarter of 2022, compared to 40.7% for the first quarter of 2021. The efficiencies of the Company's "branch-light" model have positioned the Company well to continue making investments in technology as the industry adapts to evolving client behavior.

The following table presents the major components of noninterest expense for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2022	2021	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$8,694	$7,102	$1,592
Occupancy and Equipment	1,085	1,055	30
FDIC Insurance Assessment	360	315	45
Data Processing	297	291	6
Professional and Consulting Fees	696	544	152
Information Technology and Telecommunications	578	462	116
Marketing and Advertising	626	286	340
Intangible Asset Amortization	48	48	—
Amortization of Tax Credit Investments	117	118	(1)
Other Expense	1,007	702	305
Totals	$13,508	$10,923	$2,585

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

Income tax expense was $4.3 million for the first quarter of 2022, compared to $3.7 million for the first quarter of 2021. The effective combined federal and state income tax rate for the first quarter of 2022 was 25.9%, compared to 25.8% for the first quarter of 2021.

Financial Condition

Assets

Total assets at March 31, 2022 were $3.61 billion, an increase of $130.3 million, or 3.7%, over total assets of $3.48 billion at December 31, 2021, and an increase of $535.6 million, or 17.4%, over total assets of $3.07 billion at March 31, 2021. The linked-quarter increase in total assets was primarily due to strong organic loan growth, offset partially by a decrease in cash and cash equivalents. The year-over-year increase in total assets was primarily due to robust organic loan growth and the continued purchases of investment securities, offset partially by a decrease in cash and cash equivalents.

Total gross loans at March 31, 2022 were $2.99 billion, an increase of $168.5 million, or 6.0%, over total gross loans of $2.82 billion at December 31, 2021, and an increase of $561.8 million, or 23.2%, over total gross loans of $2.43 billion at March 31, 2021. The increase in the loan portfolio during the first quarter of 2022 was primarily due to growth in the construction and land development, multifamily and CRE nonowner occupied segments, offset partially by the payoff of PPP loans. When excluding PPP loans, gross loans grew $182.3 million during the first quarter of 2022, or 26.5% on an annualized basis. The Company's continued strong loan growth has been driven by the expansion of its talented lending teams, new client acquisitions, the strong, growing brand of the Bank in the Twin Cities market and the M&A-related market disruption in the Twin Cities resulting in client and banker acquisition opportunities.

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

Securities available for sale were $459.1 million at March 31, 2022, compared to $439.4 million at December 31, 2021, an increase of $19.7 million or 4.5%. At March 31, 2022, municipal securities represented 35.8% of the investment securities portfolio, government agency mortgage-backed securities represented 22.8% of the portfolio, SBA securities represented 6.0% of the portfolio, corporate securities represented 18.3% of the portfolio, U.S. treasury securities represented 3.8% of the portfolio, asset-backed securities represented 9.0% of the portfolio, and other mortgage-backed securities represented 4.3% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury Securities	$17,448	$17,351	$756	$754
SBA Securities	27,836	27,703	30,474	30,370
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	628	635	671	702
Issued by FNMA and FHLMC	20,107	18,616	20,649	20,363
Other Residential Mortgage-Backed Securities	79,972	75,228	83,394	82,271
Commercial Mortgage-Backed Securities	10,294	10,272	10,646	11,138
All Other Commercial MBS	20,479	19,799	10,203	10,063
Total MBS	131,480	124,550	125,563	124,537
Municipal Securities	171,546	164,218	151,665	158,369
Corporate Securities	83,834	83,967	81,925	84,480
Asset-Backed Securities	40,846	41,301	39,867	40,852
Total	$472,990	$459,090	$430,250	$439,362

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

Total gross loans increased $168.5 million to $2.99 billion at March 31, 2022, compared to $2.82 billion at December 31, 2021, and increased $561.8 million from $2.43 billion at March 31, 2021. As of March 31, 2022, construction and land development loans increased $39.7 million, multifamily loans increased $102.4 million, and nonowner occupied CRE loans increased $21.9 million, when compared to December 31, 2021. Collectively, the Company’s annualized loan growth for the three months ended March 31, 2022, excluding PPP loans, was 26.5%.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	March 31, 2022		December 31, 2021		September 30, 2021		June 30, 2021		March 31, 2021
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$363,290	12.2%	$360,169	12.8%	$350,081	12.9%	$321,474	12.4%	$301,023	12.4%
Paycheck Protection Program	12,309	0.4	26,162	0.9	54,190	2.0	99,072	3.8	163,258	6.7
Construction and Land Development	321,131	10.7	281,474	10.0	257,167	9.5	251,573	9.7	193,372	8.0
Real Estate Mortgage:
1 - 4 Family Mortgage	312,201	10.5	305,317	10.8	290,535	10.7	277,943	10.7	294,964	12.2
Multifamily	1,012,623	33.9	910,243	32.3	865,172	31.9	790,275	30.5	665,415	27.4
CRE Owner Occupied	117,969	3.9	111,096	4.0	101,834	3.8	87,507	3.4	79,665	3.3
CRE Nonowner Occupied	840,463	28.1	818,569	29.0	786,271	29.0	758,101	29.2	720,396	29.7
Total Real Estate Mortgage Loans	2,283,256	76.4	2,145,225	76.1	2,043,812	75.4	1,913,826	73.8	1,760,440	72.6
Consumer and Other	7,981	0.3	6,442	0.2	6,762	0.2	8,241	0.3	8,030	0.3
Total Loans, Gross	2,987,967	100.0%	2,819,472	100.0%	2,712,012	100.0%	2,594,186	100.0%	2,426,123	100.0%
Allowance for Loan Losses	(41,692)		(40,020)		(38,901)		(37,591)		(35,987)
Net Deferred Loan Fees	(9,065)		(9,535)		(10,199)		(11,450)		(11,273)
Total Loans, Net	$2,937,210		$2,769,917		$2,662,912		$2,545,145		$2,378,863

The Company’s primary focus has been on real estate mortgage lending, which constituted 76.4% of the portfolio as of March 31, 2022. The composition of the portfolio has remained relatively consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of March 31, 2022, investor CRE loans totaled $2.17 billion, consisting of $840.5 million of loans secured by nonowner occupied CRE, $1.01 billion of loans secured by multifamily residential properties and $321.1 million of construction and land development loans. Investor CRE loans represented 73.1% of the total gross loan portfolio, excluding PPP loans, and 503.7% of the Bank’s total risk-based capital at March 31, 2022, compared to 483.4% at December 31, 2021.

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$131,653	$154,619	$73,890	$3,128
Paycheck Protection Program	102	12,207	—	—
Construction and Land Development	91,872	148,097	81,162	—
Real Estate Mortgage:
1 - 4 Family Mortgage	50,726	188,748	72,054	673
Multifamily	72,987	354,014	541,866	43,756
CRE Owner Occupied	5,761	36,419	75,789	—
CRE Nonowner Occupied	166,562	352,192	321,709	—
Total Real Estate Mortgage Loans	296,036	931,373	1,011,418	44,429
Consumer and Other	4,345	3,441	—	195
Total Loans, Gross	$524,008	$1,249,737	$1,166,470	$47,752
Interest Rate Sensitivity:
Fixed Interest Rates	$235,459	$945,653	$685,346	$4,458
Floating or Adjustable Rates	288,549	304,084	481,124	43,294
Total Loans, Gross	$524,008	$1,249,737	$1,166,470	$47,752

	As of December 31, 2021
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$143,878	$149,541	$63,588	$3,162
Paycheck Protection Program	898	25,264	—	—
Construction and Land Development	88,814	121,357	71,303	—
Real Estate Mortgage:
1 - 4 Family Mortgage	55,794	185,729	63,117	677
Multifamily	78,875	331,447	470,353	29,568
CRE Owner Occupied	4,679	22,385	84,032	—
CRE Nonowner Occupied	146,508	359,735	312,326	—
Total Real Estate Mortgage Loans	285,856	899,296	929,828	30,245
Consumer and Other	3,088	2,645	495	214
Total Loans, Gross	$522,534	$1,198,103	$1,065,214	$33,621
Interest Rate Sensitivity:
Fixed Interest Rates	$226,008	$919,024	$591,560	$7,477
Floating or Adjustable Rates	296,526	279,079	473,654	26,144
Total Loans, Gross	$522,534	$1,198,103	$1,065,214	$33,621

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

The following table presents information on loan classifications at March 31, 2022. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$6,315	$12,803	$19,118
Construction and Land Development	—	122	122
Real Estate Mortgage:
1 - 4 Family Mortgage	699	288	987
CRE Owner Occupied	—	2,402	2,402
CRE Nonowner Occupied	39,829	2,996	42,825
Total Real Estate Mortgage Loans	40,528	5,686	46,214
Totals	$46,843	$18,611	$65,454

The Company has increased oversight and analysis of all segments of the loan portfolio in response to the COVID-19 pandemic, especially in vulnerable industries such as hospitality and restaurants, to proactively monitor evolving credit risk. Loans that have potential weaknesses that warranted a watchlist risk rating at March 31, 2022, totaled $46.8 million, compared to $49.3 million at December 31, 2021. Loans that warranted a substandard risk rating at March 31, 2022 totaled $18.6 million, compared to $22.6 million at December 31, 2021. Management continues to actively work with these borrowers and closely monitor substandard credits.

The Company developed programs for clients who experienced business and personal disruptions due to the COVID-19 pandemic by providing interest-only modifications, loan payment deferrals, and extended amortization modifications. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic are not considered TDRs. Modifications under this guidance, which could only be applied to modifications made by January 1, 2022, have been granted on a case-by-case basis based on specific needs and circumstances affecting each borrower. The Company had 10 modified loans totaling $30.4 million outstanding as of March 31, 2022 representing 1.2% of the loan portfolio, excluding PPP loans, which is down from $35.0 million at December 31, 2021.

The following table presents a rollforward of loan modification activity, by modification type, from December 31, 2021 to March 31, 2022:

(dollars in thousands)	Interest-Only	Extended Amortization	Total
Principal Balance - December 31, 2021	$30,249	$4,740	$34,989
Modification Expired	(4,011)	—	(4,011)
Net Principal Advances (Payments)	(563)	(25)	(588)
Principal Balance - March 31, 2022	$25,675	$4,715	$30,390

The following table presents a summary of active loan modifications, by loan segment and modification type, at March 31, 2022:

	Interest-Only		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$315	2	$4,715	1	$5,030	3
Real Estate Mortgage:
CRE Owner Occupied	584	3	—	—	584	3
CRE Nonowner Occupied	24,776	4	—	—	24,776	4
Totals	$25,675	9	$4,715	1	$30,390	10

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $706,000 at March 31, 2022 and $722,000 at December 31, 2021, a decrease of $16,000. There were no loans 90 days past due and still accruing as of March 31, 2022 or December 31, 2021 and there were no foreclosed assets as of March 31, 2022 or December 31, 2021.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Total Nonaccrual Loans	$706	$722
Total Nonperforming Loans	$706	$722
Plus: Foreclosed Assets	—	—
Total Nonperforming Assets (1)	$706	$722
Total Restructured Accruing Loans	1,136	1,304
Total Nonperforming Assets and Restructured Accruing Loans	$1,842	$2,026
Nonaccrual Loans to Total Loans	0.02%	0.03%
Nonperforming Loans to Total Loans	0.02	0.03
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.02	0.03
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for loan losses is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans during the three months ended March 31, 2022 and March 31, 2021 was $7,000 and $19,000, respectively.

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

At March 31, 2022, the allowance for loan losses was $41.7 million, an increase of $1.7 million from $40.0 million at December 31, 2021. Net charge-offs (recoveries) totaled $3,000 during the first quarter of 2022 and ($46,000) during the first quarter of 2021. The allowance for loan losses as a percentage of total loans was 1.40% at March 31, 2022, compared to 1.42% at December 31, 2021. Excluding PPP loans, the allowance for loan losses as a percentage of total loans was 1.40% at March 31, 2022, compared to 1.43% at December 31, 2021.

The following table presents a summary of net charge-offs for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
Net Charge-offs (Recoveries)
Commercial	$(2)	$(19)
Real Estate Mortgage:
1 - 4 Family Mortgage	(3)	2
CRE Owner Occupied	—	(32)
Total Real Estate Mortgage Loans	(3)	(30)
Consumer and Other	8	3
Total Net Charge-offs (Recoveries)	$3	$(46)
Net Charge-offs to Average Loans
Commercial	0.00%	(0.03)%
Real Estate Mortgage:
CRE Owner Occupied	0.00	(0.17)
Total Real Estate Mortgage Loans	0.00	(0.01)
Consumer and Other	0.42	0.16
Total Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.00%	(0.01)%
Gross Loans, End of Period	$2,987,967	$2,426,123
Average Loans	2,899,985	2,389,919
Allowance to Total Gross Loans	1.40%	1.48%
Allowance to Total Gross Loans, Excluding PPP Loans	1.40	1.59

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	March 31,		December 31,
	2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$5,638	13.5%	$6,256	15.6%
Paycheck Protection Program	6	—	13	—
Construction and Land Development	4,319	10.4	3,757	9.4
Real Estate Mortgage:
1 - 4 Family Mortgage	3,885	9.3	3,757	9.4
Multifamily	14,083	33.8	12,610	31.5
CRE Owner Occupied	1,595	3.8	1,495	3.7
CRE Nonowner Occupied	11,663	28.0	11,335	28.3
Total Real Estate Mortgage Loans	31,226	74.9	29,197	72.9
Consumer and Other	177	0.4	147	0.5
Unallocated	326	0.8	650	1.6
Total Allowance for Loan Losses	$41,692	100.0%	$40,020	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	March 31, 2022		December 31, 2021		September 30, 2021		June 30, 2021		March 31, 2021
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$835,482	27.5%	$875,084	29.7%	$846,490	29.7%	$758,023	27.9%	$712,999	27.0%
Interest Bearing Transaction Deposits	598,402	19.7	544,789	18.5	488,785	17.1	432,123	15.9	433,344	16.4
Savings and Money Market Deposits	890,926	29.3	863,567	29.3	791,861	27.7	761,485	28.0	791,583	30.0
Time Deposits	286,674	9.5	293,474	10.0	309,824	10.9	321,857	11.8	344,581	13.1
Brokered Deposits	424,127	14.0	369,323	12.5	417,197	14.6	447,418	16.4	356,147	13.5
Total Deposits	$3,035,611	100.0%	$2,946,237	100.0%	$2,854,157	100.0%	$2,720,906	100.0%	$2,638,654	100.0%

Total deposits at March 31, 2022 were $3.04 billion, an increase of $89.4 million, or 3.0%, compared to total deposits of $2.95 billion at December 31, 2021, and an increase of $397.0 million, or 15.0%, over total deposits of $2.64 billion at March 31, 2021. Deposit growth in the first quarter of 2022 was primarily due to an increase in interest bearing transaction deposits, savings and money market deposits, and brokered deposits, offset partially by declines in noninterest bearing transaction deposits and time deposits. On a year-over-year basis, noninterest bearing transaction deposits increased $122.5 million, or 17.2%, compared to March 31, 2021. Similar to the loan portfolio, the growth in core deposits has been a result of successful new client and banker acquisition initiatives and the strong, growing brand of the Bank in the Twin Cities market. Given the likelihood of higher interest rates, management believes deposits could experience fluctuations in future periods.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. At March 31, 2022, total brokered deposits were $424.1 million, an increase of $54.8 million, or 14.8%, compared to total brokered deposits of $369.3 million at December 31, 2021.

The following table presents the average balance and average rate paid on each of the following deposit categories for the three months ended March 31, 2022 and 2021:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$822,488	—%	$676,173	—%
Interest Bearing Transaction Deposits	566,279	0.43	364,017	0.47
Savings and Money Market Deposits	876,580	0.42	724,104	0.56
Time Deposits < $250,000	234,684	1.02	259,389	1.46
Time Deposits > $250,000	54,230	1.17	85,326	1.59
Brokered Deposits	406,648	0.90	402,694	0.98
Total Deposits	$2,960,909	0.43%	$2,511,703	0.59%

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.16 billion and $1.21 billion at March 31, 2022 and December 31, 2021, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Other Borrowings

At March 31, 2022, other borrowings outstanding consisted of FHLB advances of $42.5 million. The Company has an outstanding Loan and Security Agreement and revolving note which has made a $25.0 million revolving line of credit available to the Company, secured by 100% of the issued and outstanding stock of the Bank. The maturity of the line of credit is February 28, 2023. As of March 31, 2022, there were no outstanding balances under the revolving line of credit.

The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $542.5 million and $550.8 million at March 31, 2022 and December 31, 2021, respectively.

Additionally, the Company has borrowing capacity from other sources. As of March 31, 2022, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $159.3 million and $126.0 million at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had no outstanding advances from the discount window.

Subordinated Debentures

For additional information, see “Note 7 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at March 31, 2022:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$2,519,884	$—	$—	$—	$2,519,884
Time Deposits	138,566	192,940	156,499	27,722	515,727
FHLB Advances	—	38,500	4,000	—	42,500
Subordinated Debentures	—	—	—	93,750	93,750
Commitment to Fund Tax Credit Investments	407	—	—	—	407
Operating Lease Obligations	516	1,009	800	495	2,820
Totals	$2,659,373	$232,449	$161,299	$121,967	$3,175,088

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

Capital

Total shareholders’ equity at March 31, 2022 was $379.4 million, a slight increase of $169,000 over shareholders’ equity of $379.3 million at December 31, 2021, primarily due to net income retained and unrealized gains in the derivatives portfolio, offset by stock repurchases made under the Company’s stock repurchase program and unrealized losses in the securities portfolio.

Stock Repurchase Program. During the three months ended March 31, 2022, the Company repurchased 71,038 shares of its common stock, representing less than 1% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $16.95 for a total of $1.2 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At March 31, 2022, the remaining amount that could be used to repurchase shares under the stock repurchase program was $11.2 million. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program in this fluid economic environment.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of March 31, 2022. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Company (Consolidated):
Total Risk-based Capital	$512,491	15.02%	$272,923	8.00%	$358,212	10.50%	N/A	N/A
Tier 1 Risk-based Capital	378,090	11.08	204,692	6.00	289,981	8.50	N/A	N/A
Common Equity Tier 1 Capital	311,576	9.13	153,519	4.50	238,808	7.00	N/A	N/A
Tier 1 Leverage Ratio	378,090	10.78	140,346	4.00	140,346	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$431,637	12.65%	$272,960	8.00%	$358,259	10.50%	$341,199	10.00%
Tier 1 Risk-based Capital	389,585	11.42	204,720	6.00	290,019	8.50	272,960	8.00
Common Equity Tier 1 Capital	389,585	11.42	153,540	4.50	238,840	7.00	221,780	6.50
Tier 1 Leverage Ratio	389,585	11.13	140,013	4.00	140,013	4.00	175,016	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Company (Consolidated):
Total Risk-based Capital	$499,554	15.55%	$256,966	8.00%	$337,268	10.50%	N/A	N/A
Tier 1 Risk-based Capital	367,161	11.43	192,725	6.00	273,027	8.50	N/A	N/A
Common Equity Tier 1 Capital	300,647	9.36	144,543	4.50	224,845	7.00	N/A	N/A
Tier 1 Leverage Ratio	367,161	10.82	135,723	4.00	135,723	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$415,848	12.94%	$257,005	8.00%	$337,319	10.50%	$321,256	10.00%
Tier 1 Risk-based Capital	375,688	11.69	192,754	6.00	273,068	8.50	257,005	8.00
Common Equity Tier 1 Capital	375,688	11.69	144,565	4.50	224,879	7.00	208,816	6.50
Tier 1 Leverage Ratio	375,688	11.09	135,508	4.00	135,508	4.00	169,386	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules require a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At March 31, 2022, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$362,630	$492,198	$335,842	$463,306
Letters of Credit	15,565	86,788	10,521	109,126
Totals	$378,195	$578,986	$346,363	$572,432

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

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of March 31, 2022, the Company had no borrowings outstanding through the AFX.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	March 31, 2022	December 31, 2021

(Dollars in thousands)
Cash and Cash Equivalents	$50,312	$130,884
Securities Available for Sale	459,090	439,362
Total Primary Liquidity	$509,402	$570,246
Ratio of Primary Liquidity to Total Deposits	16.8%	19.4%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	March 31, 2022	December 31, 2021
(Dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$542,489	$550,807
Net Secured Borrowing Capacity with the Federal Reserve Bank	159,328	126,043
Unsecured Borrowing Capacity with Correspondent Lenders	208,000	208,000
Secured Borrowing Capacity with Correspondent Lender	25,000	25,000
Total Secondary Liquidity	$934,817	$909,850
Ratio of Primary and Secondary Liquidity to Total Deposits	47.6%	50.2%

During the three months ended March 31, 2022, primary liquidity decreased by $60.8 million due to a $80.6 million decrease in cash and cash equivalents, offset partially by a $19.7 million increase in securities available for sale, when compared to December 31, 2021. Secondary liquidity increased by $25.0 million as of March 31, 2022 when compared to December 31, 2021, due to a $33.3 million increase in the borrowing capacity on the secured credit line with the Federal Reserve Bank, offset partially by an $8.3 million decrease in the borrowing capacity on the secured borrowing line with the FHLB.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At March 31, 2022, core deposits totaled approximately $2.56 billion and represented 84.3% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At March 31, 2022, brokered deposits totaled $424.1 million, consisting of $229.1 million of brokered time deposits and $195.1 million of non-maturity brokered money market and transaction accounts. At December 31, 2021, brokered deposits totaled $369.3 million, consisting of $238.1 million of brokered time deposits and $131.2 million of non-maturity brokered money market and transaction accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of March 31, 2022, the Company was in compliance with all established liquidity guidelines in the policy.

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

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2022	2021	2021	2021	2021

Pre-Provision Net Revenue
Noninterest Income	$1,557	$1,288	$1,410	$1,603	$1,008
Less: Gain on sales of Securities	—	—	(48)	(702)	—
Total Operating Noninterest Income	1,557	1,288	1,362	901	1,008
Plus: Net Interest Income	30,180	29,153	28,673	26,288	25,395
Net Operating Revenue	$31,737	$30,441	$30,035	$27,189	$26,403

Noninterest Expense	$13,508	$12,459	$13,236	$11,477	$10,923
Less: Amortization of Tax Credit Investments	(117)	(152)	(152)	(140)	(118)
Less: Debt Prepayment Fees	—	—	(582)	—	—
Total Operating Noninterest Expense	$13,391	$12,307	$12,502	$11,337	$10,805

Pre-Provision Net Revenue	$18,346	$18,134	$17,533	$15,852	$15,598

Plus:
Non-Operating Revenue Adjustments	—	—	48	702	—
Less:
Provision for Loan Losses	1,675	1,150	1,300	1,600	1,100
Non-Operating Expense Adjustments	117	152	734	140	118
Provision for Income Taxes	4,292	4,318	4,038	3,821	3,709
Net Income	$12,262	$12,514	$11,509	$10,993	$10,671

Average Assets	$3,513,798	$3,403,270	$3,332,301	$3,076,712	$2,940,262
Pre-Provision Net Revenue Return on Average Assets	2.12%	2.11%	2.09%	2.07%	2.15%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2022	2021	2021	2021	2021

Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$30,438	$29,388	$28,880	$26,495	$25,609
Less: Loan Fees	(1,743)	(1,462)	(1,487)	(1,023)	(1,202)
Less: PPP Interest and Fees	(563)	(1,057)	(1,753)	(1,767)	(1,864)
Core Net Interest Income	$28,132	$26,869	$25,640	$23,705	$22,543

Average Interest Earning Assets	3,430,774	3,320,603	3,234,301	3,019,437	2,883,084
Less: Average PPP Loans	(18,140)	(39,900)	(76,006)	(149,312)	(148,881)
Core Average Interest Earning Assets	$3,412,634	$3,280,703	$3,158,295	$2,870,125	$2,734,203
Core Net Interest Margin	3.34%	3.25%	3.22%	3.31%	3.34%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2022	2021	2021	2021	2021

Efficiency Ratio
Noninterest Expense	$13,508	$12,459	$13,236	$11,477	$10,923
Less: Amortization of Intangible Assets	(48)	(48)	(48)	(47)	(48)
Adjusted Noninterest Expense	$13,460	$12,411	$13,188	$11,430	$10,875
Net Interest Income	30,180	29,153	28,673	26,288	25,395
Noninterest Income	1,557	1,288	1,410	1,603	1,008
Less: Gain on Sales of Securities	—	—	(48)	(702)	—
Adjusted Operating Revenue	$31,737	$30,441	$30,035	$27,189	$26,403
Efficiency Ratio	42.4%	40.8%	43.9%	42.0%	41.2%

Adjusted Efficiency Ratio
Noninterest Expense	$13,508	$12,459	$13,236	$11,477	$10,923
Less: Amortization of Tax Credit Investments	(117)	(152)	(152)	(140)	(118)
Less: Debt Prepayment Fees	—	—	(582)	—	—
Less: Amortization of Intangible Assets	(48)	(48)	(48)	(47)	(48)
Adjusted Noninterest Expense	$13,343	$12,259	$12,454	$11,290	$10,757
Net Interest Income	30,180	29,153	28,673	26,288	25,395
Noninterest Income	1,557	1,288	1,410	1,603	1,008
Less: Gain on Sales of Securities	—	—	(48)	(702)	—
Adjusted Operating Revenue	$31,737	$30,441	$30,035	$27,189	$26,403
Adjusted Efficiency Ratio	42.0%	40.3%	41.5%	41.5%	40.7%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2022	2021	2021	2021	2021

Adjusted Noninterest Expense to Average Assets (Annualized)
Noninterest Expense	$13,508	$12,459	$13,236	$11,477	$10,923
Less: Amortization of Tax Credit Investments	(117)	(152)	(152)	(140)	(118)
Less: Debt Prepayment Fees	—	—	(582)	—	—
Adjusted Noninterest Expense	$13,391	$12,307	$12,502	$11,337	$10,805

Average Assets	$3,513,798	$3,403,270	$3,332,301	$3,076,712	$2,940,262
Adjusted Noninterest Expense to Average Assets (Annualized)	1.55%	1.43%	1.49%	1.48%	1.49%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2022	2021	2021	2021	2021

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$379,441	$379,272	$367,803	$290,830	$279,171
Less: Preferred Stock	(66,514)	(66,514)	(66,515)	—	—
Total Common Shareholders' Equity	312,927	312,758	301,288	290,830	279,171
Less: Intangible Assets	(3,057)	(3,105)	(3,153)	(3,200)	(3,248)
Tangible Common Equity	$309,870	$309,653	$298,135	$287,630	$275,923

Total Assets	$3,607,920	$3,477,659	$3,389,125	$3,162,612	$3,072,359
Less: Intangible Assets	(3,057)	(3,105)	(3,153)	(3,200)	(3,248)
Tangible Assets	$3,604,863	$3,474,554	$3,385,972	$3,159,412	$3,069,111
Tangible Common Equity/Tangible Assets	8.60%	8.91%	8.81%	9.10%	8.99%

Tangible Book Value Per Share
Book Value Per Common Share	$11.12	$11.09	$10.73	$10.33	$9.92
Less: Effects of Intangible Assets	(0.11)	(0.11)	(0.11)	(0.11)	(0.12)
Tangible Book Value Per Common Share	$11.01	$10.98	$10.62	$10.22	$9.80

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$11,249	$11,343	$11,509	$10,993	$10,671

Average Shareholders' Equity	$383,024	$374,035	$330,604	$286,311	$272,729
Less: Average Preferred Stock	(66,514)	(66,515)	(32,332)	—	—
Average Common Equity	316,510	307,520	298,272	286,311	272,729
Less: Effects of Average Intangible Assets	(3,084)	(3,132)	(3,180)	(3,228)	(3,276)
Average Tangible Common Equity	$313,426	$304,388	$295,092	$283,083	$269,453
Return on Average Tangible Common Equity	14.56%	14.78%	15.47%	15.58%	16.06%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2022	2021	2021	2021	2021

Adjusted Diluted Earnings Per Common Share
Net Income Available to Common Shareholders	$11,249	$11,343	$11,509	$10,993	$10,671
Add: Debt Prepayment Fees	—	—	582	—	—
Less: Tax Impact	—	—	(151)	—	—
Net Income, Excluding Impact of Debt Prepayment Fees	$11,249	$11,343	$11,940	$10,993	$10,671

Diluted Weighted Average Shares Outstanding	29,156,085	29,038,785	29,110,547	29,128,181	28,945,212
Adjusted Diluted Earnings Per Common Share	$0.39	$0.39	$0.41	$0.38	$0.37

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At March 31, 2022 and December 31, 2021, these cash flow hedges had a total notional amount of $250.0 million and $235.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2022 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

(dollars in thousands)	March 31, 2022		December 31, 2021
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$125,447	4.65%	$116,256	5.75%
+300	124,033	3.47	114,328	4.00
+200	122,418	2.12	112,288	2.15
+100	120,731	0.72	110,539	0.55
0	119,872	—	109,930	—
−100	118,327	(1.29)	106,955	(2.71)

The table above indicates that as of March 31, 2022, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 4.65% increase in net interest income. In the event of an immediate 100 basis point decrease in interest rates, the Company would experience a 1.29% decrease in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2022, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1.A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the first quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2022	180	$17.71	—	$12,406,970
February 1 - 28, 2022	180	17.50	—	12,406,970
March 1 - 31, 2022	71,573	16.95	71,038	11,202,920
Total	71,933	$16.95	71,038	$11,202,920
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.

(2)	On January 22, 2019, the Company’s board of directors approved a stock repurchase program which authorized the Company to repurchase up to $15.0 million of its common stock, subject to certain limitations and conditions. The stock repurchase program was effective immediately and subsequently expanded. On July 23, 2019, and October 27, 2020, the Company’s board of directors approved $10.0 million and $15.0 million increases, respectively, to the Company’s stock repurchase program for a total authorization of $40.0 million. Additionally, on October 27, 2020, the stock repurchase program duration was extended to run through October 27, 2022. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

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
10.1

Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Jerry Baack (incorporated by reference to Exhibit 10.27 of Bridgewater Bancshares, Inc.’s Form 10-K filed on March 8, 2022.

10.2

Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Mary Jayne Crocker (incorporated by reference to Exhibit 10.28 of Bridgewater Bancshares, Inc.’s Form 10-K filed on March 8, 2022.

10.3

Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Joseph Chybowski (incorporated by reference to Exhibit 10.29 of Bridgewater Bancshares, Inc.’s Form 10-K filed on March 8, 2022.

10.4

Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Jeffrey Shellberg (incorporated by reference to Exhibit 10.30 of Bridgewater Bancshares, Inc.’s Form 10-K filed on March 8, 2022.

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended March 31, 2022 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: May 5, 2022	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)