Form 10-Q
period 2022-06-30
Bridgewater Bancshares Inc
filed 2022-08-04
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the Common Stock outstanding as of August 1, 2022 was 27,579,984.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$73,517	$143,473
Bank-Owned Certificates of Deposit	1,138	1,876
Securities Available for Sale, at Fair Value	482,583	439,362
Loans, Net of Allowance for Loan Losses of $44,711 at June 30, 2022 (unaudited) and $40,020 at December 31, 2021	3,171,638	2,769,917
Federal Home Loan Bank (FHLB) Stock, at Cost	9,921	5,242
Premises and Equipment, Net	49,294	49,395
Accrued Interest	10,010	9,186
Goodwill	2,626	2,626
Other Intangible Assets, Net	383	479
Other Assets	82,154	56,103
Total Assets	$3,883,264	$3,477,659

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$961,998	$875,084
Interest Bearing	2,239,955	2,071,153
Total Deposits	3,201,953	2,946,237
Federal Funds Purchased	86,000	—
FHLB Advances	56,500	42,500
Subordinated Debentures, Net of Issuance Costs	92,459	92,239
Accrued Interest Payable	1,393	1,409
Other Liabilities	70,076	16,002
Total Liabilities	3,508,381	3,098,387

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at June 30, 2022 (unaudited) and December 31, 2021	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,677,372 at June 30, 2022 (unaudited) and 28,206,566 at December 31, 2021	277	282
Additional Paid-In Capital	96,689	104,123
Retained Earnings	222,464	199,347
Accumulated Other Comprehensive Income (Loss)	(11,061)	9,006
Total Shareholders' Equity	374,883	379,272
Total Liabilities and Equity	$3,883,264	$3,477,659

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans, Including Fees	$34,358	$28,748	$66,102	$56,656
Investment Securities	3,325	2,312	6,195	4,732
Other	99	87	179	199
Total Interest Income	37,782	31,147	72,476	61,587

INTEREST EXPENSE
Deposits	3,456	3,513	6,614	7,184
Notes Payable	—	—	—	61
FHLB Advances	167	228	317	456
Subordinated Debentures	1,219	1,112	2,416	2,197
Federal Funds Purchased	410	6	419	6
Total Interest Expense	5,252	4,859	9,766	9,904

NET INTEREST INCOME	32,530	26,288	62,710	51,683
Provision for Loan Losses	3,025	1,600	4,700	2,700

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	29,505	24,688	58,010	48,983

NONINTEREST INCOME
Customer Service Fees	298	231	579	465
Net Gain on Sales of Available for Sale Securities	52	702	52	702
Other Income	1,300	670	2,576	1,444
Total Noninterest Income	1,650	1,603	3,207	2,611

NONINTEREST EXPENSE
Salaries and Employee Benefits	8,977	7,512	17,671	14,614
Occupancy and Equipment	1,042	980	2,127	2,035
Other Expense	3,733	2,985	7,462	5,751
Total Noninterest Expense	13,752	11,477	27,260	22,400

INCOME BEFORE INCOME TAXES	17,403	14,814	33,957	29,194
Provision for Income Taxes	4,521	3,821	8,813	7,530
NET INCOME	12,882	10,993	25,144	21,664
Preferred Stock Dividends	(1,014)	—	(2,027)	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,868	$10,993	$23,117	$21,664

EARNINGS PER SHARE
Basic	$0.43	$0.39	$0.83	$0.77
Diluted	0.41	0.38	0.80	0.75

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$12,882	$10,993	$25,144	$21,664
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	(15,402)	2,866	(38,414)	350
Unrealized Gains (Losses) on Cash Flow Hedges	4,363	(2,551)	13,392	3,054
Reclassification Adjustment for (Gains) Losses Realized in Income	207	(357)	630	(29)
Income Tax Impact	1,478	(17)	4,325	(712)
Total Other Comprehensive Income (Loss), Net of Tax	(9,354)	(59)	(20,067)	2,663
Comprehensive Income	$3,528	$10,934	$5,077	$24,327

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Six Months Ended June 30, 2022 and 2021

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE March 31, 2021	$—	28,132,929	$281	$104,087	$165,502	$9,301	$279,171
Stock-based Compensation	—	4,848	—	583	—	—	583
Comprehensive Income (Loss)	—	—	—	—	10,993	(59)	10,934
Stock Options Exercised	—	25,000	1	141	—	—	142
BALANCE June 30, 2021	$—	28,162,777	$282	$104,811	$176,495	$9,242	$290,830

BALANCE March 31, 2022	$66,514	28,150,389	$282	$103,756	$210,596	$(1,707)	$379,441
Stock-based Compensation	—	5,000	—	850	—	—	850
Comprehensive Income (Loss)	—	—	—	—	12,882	(9,354)	3,528
Stock Options Exercised	—	14,750	—	44	—	—	44
Stock Repurchases	—	(492,417)	(5)	(7,954)	—	—	(7,959)
Issuance of Restricted Stock Awards	—	—	—	—	—	—	—
Forfeiture of Restricted Stock Awards	—	(600)	—	(2)	—	—	(2)
Vested Restricted Stock Units	—	600	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(350)	—	(5)	—	—	(5)
Preferred Stock Dividend	—	—	—	—	(1,014)	—	(1,014)
BALANCE June 30, 2022	$66,514	27,677,372	$277	$96,689	$222,464	$(11,061)	$374,883

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Six Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2020	$—	28,143,493	$281	$103,714	$154,831	$6,579	$265,405
Stock-based Compensation	—	9,856	—	1,157	—	—	1,157
Comprehensive Income	—	—	—	—	21,664	2,663	24,327
Stock Options Exercised	—	26,400	1	153	—	—	154
Stock Repurchases	—	(16,618)	—	(208)	—	—	(208)
Restricted Shares Withheld for Taxes	—	(354)	—	(5)	—	—	(5)
BALANCE June 30, 2021	$—	28,162,777	$282	$104,811	$176,495	$9,242	$290,830

BALANCE December 31, 2021	$66,514	28,206,566	$282	$104,123	$199,347	$9,006	$379,272
Stock-based Compensation	—	9,656	—	1,681	—	—	1,681
Comprehensive Income (Loss)	—	—	—	—	25,144	(20,067)	5,077
Stock Options Exercised	—	24,750	—	65	—	—	65
Stock Repurchases	—	(563,455)	(5)	(9,157)	—	—	(9,162)
Forfeiture of Restricted Stock Awards	—	(1,000)	—	(3)	—	—	(3)
Vested Restricted Stock Units	—	2,100	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(1,245)	—	(20)	—	—	(20)
Preferred Stock Dividend	—	—	—	—	(2,027)	—	(2,027)
BALANCE June 30, 2022	$66,514	27,677,372	$277	$96,689	$222,464	$(11,061)	$374,883

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$25,144	$21,664
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	1,333	1,755
Net Gain on Sales of Securities Available for Sale	(52)	(702)
Provision for Loan Losses	4,700	2,700
Depreciation of Premises and Equipment	1,260	1,146
Amortization of Other Intangible Assets	96	96
Amortization of Subordinated Debt Issuance Costs	220	174
Stock-based Compensation	1,681	1,157
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(4,944)	(4,870)
Accrued Interest Payable and Other Liabilities	41,788	4,810
Net Cash Provided by Operating Activities	71,226	27,930

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Bank-Owned Certificates of Deposit	738	492
Proceeds from Sales of Securities Available for Sale	25,066	7,757
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	18,986	18,023
Purchases of Securities Available for Sale	(118,282)	(39,341)
Net Increase in Loans	(406,421)	(265,409)
Net Increase in FHLB Stock	(4,679)	(805)
Purchases of Premises and Equipment	(1,159)	(336)
Purchase of Bank-Owned Life Insurance	—	(25,000)
Net Cash Used in Investing Activities	(485,751)	(304,619)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	255,716	219,270
Net Increase in Federal Funds Purchased	86,000	—
Principal Payments on Notes Payable	—	(11,000)
Proceeds from FHLB Advances	14,000	—
Preferred Stock Dividends Paid	(2,027)	—
Stock Options Exercised	65	154
Stock Repurchases	(9,162)	(208)
Forfeiture of Restricted Stock Awards	(3)	—
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(20)	(5)
Net Cash Provided by Financing Activities	344,569	208,211

NET CHANGE IN CASH AND CASH EQUIVALENTS	(69,956)	(68,478)
Cash and Cash Equivalents Beginning	143,473	160,675
Cash and Cash Equivalents Ending	$73,517	$92,197

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$9,562	$8,691
Cash Paid for Income Taxes	7,955	10,438
Net Investment Securities Purchased but Not Settled	8,738	—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three and six-month periods ended June 30, 2022 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2022.

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

Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Information available which could affect judgements includes, but is not limited to, changes in interest rates, changes in the performance of the economy, including rising inflation and ongoing COVID-19 pandemic related changes, and changes in the financial condition of borrowers.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (modified by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments Credit Losses, ASU 2019-05, Financial Instruments Credit Losses – Targeted Transition Relief, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses). The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (815), and Leases (Topic 842) – Effective Dates. This ASU amended the effective date of ASU 2016-13 for smaller reporting companies and non-SEC reporting entities. The amendment delays the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As an emerging growth company, the Company is required to implement by January 1, 2023 and is currently evaluating the impact on its consolidated financial statements. Amendments should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company has contracted with a third party to develop a model to comply with CECL requirements. The Company has established a steering committee with representation from various departments across the enterprise. While the Company has not finalized the impact of implementing CECL, the Company expects to recognize a one-time cumulative effect adjustment to the allowance and beginning retained earnings upon adoption. The future impact of CECL on the Company’s allowance for credit losses and provision expense subsequent to initial adoption will depend on changes in the loan portfolio, economic conditions and refinements to key assumptions including forecasting and qualitative factors.

Subsequent Events

Subsequent events have been evaluated through August 4, 2022, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of stock compensation. For the three and six months ended June 30, 2022, stock options, restricted stock awards and restricted stock units of approximately 332,200 and 300,500 shares, respectively, were excluded from the calculation because they were deemed to be anti-dilutive. For the three and six months ended June 30, 2021, stock options, restricted stock awards and restricted stock units of approximately 23,000 and 56,000 shares, respectively, were excluded from the calculation because their effect would have been anti-dilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Net Income Available to Common Shareholders	$11,868	$10,993	$23,117	$21,664
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,839,260	28,040,762	27,980,749	28,029,129
Dilutive Effect of Stock Compensation	964,582	1,087,419	1,011,031	1,019,295
Weighted Average Common Stock Outstanding (Dilutive)	28,803,842	29,128,181	28,991,780	29,048,424

Basic Earnings per Common Share	$0.43	$0.39	$0.83	$0.77
Diluted Earnings per Common Share	0.41	0.38	0.80	0.75

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at June 30, 2022 and December 31, 2021:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$2,620	$—	$(14)	$2,606
Municipal Bonds	184,401	618	(17,498)	167,521
Mortgage-Backed Securities	155,580	5	(10,616)	144,969
Corporate Securities	104,647	402	(1,952)	103,097
SBA Securities	24,690	113	(161)	24,642
Asset-Backed Securities	40,000	219	(471)	39,748
Total Securities Available for Sale	$511,938	$1,357	$(30,712)	$482,583

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$756	$—	$(2)	$754
Municipal Bonds	151,665	7,492	(788)	158,369
Mortgage-Backed Securities	125,563	1,085	(2,111)	124,537
Corporate Securities	81,925	2,740	(185)	84,480
SBA Securities	30,474	102	(206)	30,370
Asset-Backed Securities	39,867	1,044	(59)	40,852
Total Securities Available for Sale	$430,250	$12,463	$(3,351)	$439,362

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2022
U.S. Treasury Securities	$2,606	$(14)	$—	$—	$2,606	$(14)
Municipal Bonds	118,200	(15,176)	10,705	(2,322)	128,905	(17,498)
Mortgage-Backed Securities	95,492	(5,124)	39,148	(5,492)	134,640	(10,616)
Corporate Securities	60,879	(1,883)	1,930	(69)	62,809	(1,952)
SBA Securities	3,549	(19)	10,942	(142)	14,491	(161)
Asset-Backed Securities	21,264	(395)	1,304	(76)	22,568	(471)
Total Securities Available for Sale	$301,990	$(22,611)	$64,029	$(8,101)	$366,019	$(30,712)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2021
U.S. Treasury Securities	$754	$(2)	$—	$—	$754	$(2)
Municipal Bonds	44,332	(708)	3,757	(80)	48,089	(788)
Mortgage-Backed Securities	36,921	(630)	35,949	(1,481)	72,870	(2,111)
Corporate Securities	9,398	(133)	1,948	(52)	11,346	(185)
SBA Securities	3,896	(7)	16,297	(199)	20,193	(206)
Asset-Backed Securities	6,742	(59)	—	—	6,742	(59)
Total Securities Available for Sale	$102,043	$(1,539)	$57,951	$(1,812)	$159,994	$(3,351)

At June 30, 2022, 448 debt securities had unrealized losses with aggregate depreciation of approximately 7.7% from the Company’s amortized cost basis. At December 31, 2021, 199 debt securities had unrealized losses with aggregate depreciation of approximately 2.1% from the Company’s amortized cost basis. These unrealized losses related principally to changes in interest rates and were not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold these debt securities for the foreseeable future, no declines were deemed to be other than temporary as of June 30, 2022.

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of June 30, 2022. Call date is used when a call of the debt security is expected, as determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
June 30, 2022
Due in One Year or Less	$4,696	$4,707
Due After One Year Through Five Years	72,588	72,446
Due After Five Years Through 10 Years	106,866	102,636
Due After 10 Years	107,518	93,435
Subtotal	291,668	273,224
Mortgage-Backed Securities	155,580	144,969
SBA Securities	24,690	24,642
Asset-Backed Securities	40,000	39,748
Totals	$511,938	$482,583

As of June 30, 2022 and December 31, 2021, the securities portfolio was unencumbered.

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Proceeds From Sales of Securities	$25,066	$6,107	$25,066	$7,757
Gross Gains on Sales	234	702	234	702
Gross Losses on Sales	(182)	—	(182)	—

Note 4: Loans

The following table presents the components of the loan portfolio at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Commercial	$403,569	$360,169
Paycheck Protection Program	4,860	26,162
Construction and Land Development	359,191	281,474
Real Estate Mortgage:
1-4 Family Mortgage	334,815	305,317
Multifamily	1,087,865	910,243
CRE Owner Occupied	142,214	111,096
CRE Nonowner Occupied	886,432	818,569
Total Real Estate Mortgage Loans	2,451,326	2,145,225
Consumer and Other	6,939	6,442
Total Loans, Gross	3,225,885	2,819,472
Allowance for Loan Losses	(44,711)	(40,020)
Net Deferred Loan Fees	(9,536)	(9,535)
Total Loans, Net	$3,171,638	$2,769,917

The following table presents the activity in the allowance for loan losses, by segment, for the three months ended June 30, 2022 and 2021:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Three Months Ended June 30, 2022
Allowance for Loan Losses:
Beginning Balance	$5,638	$6	$4,319	$3,885	$14,083	$1,595	$11,663	$177	$326	$41,692
Provision for Loan Losses	648	(4)	453	319	894	325	572	(26)	(156)	3,025
Loans Charged-off	(13)	—	—	—	—	—	—	(1)	—	(14)
Recoveries of Loans	2	—	—	2	—	—	—	4	—	8
Total Ending Allowance Balance	$6,275	$2	$4,772	$4,206	$14,977	$1,920	$12,235	$154	$170	$44,711

Three Months Ended June 30, 2021
Allowance for Loan Losses:
Beginning Balance	$6,451	$83	$2,773	$3,894	$9,856	$1,187	$11,026	$232	$485	$35,987
Provision for Loan Losses	71	(33)	654	(394)	1,294	57	(8)	(11)	(30)	1,600
Loans Charged-off	—	—	—	—	—	—	—	(3)	—	(3)
Recoveries of Loans	3	—	—	2	—	—	—	2	—	7
Total Ending Allowance Balance	$6,525	$50	$3,427	$3,502	$11,150	$1,244	$11,018	$220	$455	$37,591

The following table presents the activity in the allowance for loan losses, by segment, for the six months ended June 30, 2022 and 2021:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Six Months Ended June 30, 2022
Allowance for Loan Losses:
Beginning Balance	$6,256	$13	$3,757	$3,757	$12,610	$1,495	$11,335	$147	$650	$40,020
Provision for Loan Losses	28	(11)	1,015	444	2,367	425	900	12	(480)	4,700
Loans Charged-off	(13)	—	—	—	—	—	—	(16)	—	(29)
Recoveries of Loans	4	—	—	5	—	—	—	11	—	20
Total Ending Allowance Balance	$6,275	$2	$4,772	$4,206	$14,977	$1,920	$12,235	$154	$170	$44,711

Six Months Ended June 30, 2021
Allowance for Loan Losses:
Beginning Balance	$5,703	$70	$2,491	$3,972	$9,517	$1,162	$10,991	$203	$732	$34,841
Provision for Loan Losses	800	(20)	936	(470)	1,633	50	27	21	(277)	2,700
Loans Charged-off	—	—	—	(5)	—	—	—	(12)	—	(17)
Recoveries of Loans	22	—	—	5	—	32	—	8	—	67
Total Ending Allowance Balance	$6,525	$50	$3,427	$3,502	$11,150	$1,244	$11,018	$220	$455	$37,591

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of June 30, 2022 and December 31, 2021:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses at June 30, 2022
Individually Evaluated for Impairment	$12	$—	$—	$—	$—	$—	$223	$—	$—	$235
Collectively Evaluated for Impairment	6,263	2	4,772	4,206	14,977	1,920	12,012	154	170	44,476
Totals	$6,275	$2	$4,772	$4,206	$14,977	$1,920	$12,235	$154	$170	$44,711

Allowance for Loan Losses at December 31, 2021
Individually Evaluated for Impairment	$607	$—	$—	$—	$—	$—	$—	$—	$—	$607
Collectively Evaluated for Impairment	5,649	13	3,757	3,757	12,610	1,495	11,335	147	650	39,413
Totals	$6,256	$13	$3,757	$3,757	$12,610	$1,495	$11,335	$147	$650	$40,020

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Loans at June 30, 2022
Individually Evaluated for Impairment	$9,798	$—	$116	$284	$—	$1,696	$15,097	$—	$26,991
Collectively Evaluated for Impairment	393,771	4,860	359,075	334,531	1,087,865	140,518	871,335	6,939	3,198,894
Totals	$403,569	$4,860	$359,191	$334,815	$1,087,865	$142,214	$886,432	$6,939	$3,225,885

Loans at December 31, 2021
Individually Evaluated for Impairment	$14,512	$—	$130	$1,390	$—	$2,421	$4,188	$—	$22,641
Collectively Evaluated for Impairment	345,657	26,162	281,344	303,927	910,243	108,675	814,381	6,442	2,796,831
Totals	$360,169	$26,162	$281,474	$305,317	$910,243	$111,096	$818,569	$6,442	$2,819,472

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Recorded	Principal	Related	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Commercial	$9,713	$9,713	$—	$4,545	$4,545	$—
Construction and Land Development	116	723	—	130	737	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	—	—	—	933	933	—
1st REM - Rentals	284	284	—	457	457	—
CRE Owner Occupied	1,696	1,761	—	2,421	2,466	—
CRE Nonowner Occupied	2,962	2,962	—	4,188	4,188	—
Totals	14,771	15,443	—	12,674	13,326	—

Loans With An Allowance for Loan Losses:
Commercial	85	85	12	9,967	9,967	607
Real Estate Mortgage:
CRE Nonowner Occupied	12,135	12,135	223	—	—	—
Totals	12,220	12,220	235	9,967	9,967	607
Grand Totals	$26,991	$27,663	$235	$22,641	$23,293	$607

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$11,156	$154	$53	$—	$12,074	$331	$56	$2
Construction and Land Development	120	—	144	—	123	—	147	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	—	—	883	11	—	—	884	22
1st REM - Rentals	286	4	471	6	288	7	473	12
CRE Owner Occupied	1,765	16	867	3	1,768	33	869	6
CRE Nonowner Occupied	2,970	38	3,624	52	2,987	75	3,635	91
Totals	16,297	212	6,042	72	17,240	446	6,064	133

Loans With An Allowance for Loan Losses:
Commercial	85	—	1,162	14	86	1	1,161	26
Real Estate Mortgage:
CRE Nonowner Occupied	12,136	123	—	—	12,136	244	—	—
Consumer and Other	—	—	12	—	—	—	13	—
Totals	12,221	123	1,174	14	12,222	245	1,174	26
Grand Totals	$28,518	$335	$7,216	$86	$29,462	$691	$7,238	$159

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

The following tables present the risk category of loans by loan segment as of June 30, 2022 and December 31, 2021, based on the most recent analysis performed by management:

	June 30, 2022
(dollars in thousands)	Pass	Watch	Substandard	Total
Commercial	$387,317	$6,454	$9,798	$403,569
Paycheck Protection Program	4,860	—	—	4,860
Construction and Land Development	359,075	—	116	359,191
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	33,263	—	—	33,263
1st REM - 1-4 Family	51,356	682	—	52,038
LOCs and 2nd REM - Rentals	25,533	12	—	25,545
1st REM - Rentals	223,685	—	284	223,969
Multifamily	1,087,865	—	—	1,087,865
CRE Owner Occupied	140,518	—	1,696	142,214
CRE Nonowner Occupied	843,778	27,557	15,097	886,432
Consumer and Other	6,939	—	—	6,939
Totals	$3,164,189	$34,705	$26,991	$3,225,885

	December 31, 2021
(dollars in thousands)	Pass	Watch	Substandard	Total
Commercial	$336,939	$8,718	$14,512	$360,169
Paycheck Protection Program	26,162	—	—	26,162
Construction and Land Development	281,344	—	130	281,474
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,327	—	933	31,260
1st REM - 1-4 Family	48,024	689	—	48,713
LOCs and 2nd REM - Rentals	21,625	16	—	21,641
1st REM - Rentals	203,246	—	457	203,703
Multifamily	910,243	—	—	910,243
CRE Owner Occupied	108,675	—	2,421	111,096
CRE Nonowner Occupied	774,474	39,907	4,188	818,569
Consumer and Other	6,442	—	—	6,442
Totals	$2,747,501	$49,330	$22,641	$2,819,472

The following tables present the aging of the recorded investment in past due loans by loan segment as of June 30, 2022 and December 31, 2021:

	Accruing Interest
		30-89 Days	90 Days or
(dollars in thousands)	Current	Past Due	More Past Due	Nonaccrual	Total
June 30, 2022
Commercial	$403,569	$—	$—	$—	$403,569
Paycheck Protection Program	4,856	4	—	—	4,860
Construction and Land Development	359,075	—	—	116	359,191
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	33,012	251	—	—	33,263
1st REM - 1-4 Family	52,038	—	—	—	52,038
LOCs and 2nd REM - Rentals	25,545	—	—	—	25,545
1st REM - Rentals	223,969	—	—	—	223,969
Multifamily	1,087,865	—	—	—	1,087,865
CRE Owner Occupied	141,642	—	—	572	142,214
CRE Nonowner Occupied	886,432	—	—	—	886,432
Consumer and Other	6,939	—	—	—	6,939
Totals	$3,224,942	$255	$—	$688	$3,225,885

	Accruing Interest
		30-89 Days	90 Days or
(dollars in thousands)	Current	Past Due	More Past Due	Nonaccrual	Total
December 31, 2021
Commercial	$360,169	$—	$—	$—	$360,169
Paycheck Protection Program	26,162	—	—	—	26,162
Construction and Land Development	281,344	—	—	130	281,474
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	31,211	49	—	—	31,260
1st REM - 1-4 Family	48,713	—	—	—	48,713
LOCs and 2nd REM - Rentals	21,641	—	—	—	21,641
1st REM - Rentals	203,703	—	—	—	203,703
Multifamily	910,243	—	—	—	910,243
CRE Owner Occupied	110,504	—	—	592	111,096
CRE Nonowner Occupied	818,569	—	—	—	818,569
Consumer and Other	6,442	—	—	—	6,442
Totals	$2,818,701	$49	$—	$722	$2,819,472

At June 30, 2022, there were two loans classified as troubled debt restructurings with total aggregate outstanding balances of $201,000. In comparison, at December 31, 2021, there were four loans classified as troubled debt restructurings with total aggregate outstanding balances of $1.4 million. There were no new loans classified as troubled debt restructurings during the six month period ended June 30, 2022 and no loans classified as troubled debt restructurings during the previous twelve months subsequently defaulted during the six months ended June 30, 2022.

In response to the COVID-19 pandemic, the Company developed programs for clients who experienced business and personal disruptions due to the COVID-19 pandemic pursuant to which the Company provided interest-only modifications, loan payment deferrals, or extended amortization modifications. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic, made before January 1, 2022, are not considered troubled debt restructurings.

The following table presents a summary of active loan modifications made in response to the COVID-19 pandemic, by loan segment and modification type, as of June 30, 2022:

	Interest-Only		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$315	2	$4,694	1	$5,009	3
Real Estate Mortgage:
CRE Nonowner Occupied	24,776	4	—	—	24,776	4
Totals	$25,091	6	$4,694	1	$29,785	7

Note 5: Deposits

The following table presents the composition of deposits at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Transaction Deposits	$1,484,149	$1,419,873
Savings and Money Market Deposits	952,138	863,567
Time Deposits	272,424	293,474
Brokered Deposits	493,242	369,323
Totals	$3,201,953	$2,946,237

Brokered deposits contain brokered transaction and money market accounts of $221.4 million and $131.2 million as of June 30, 2022 and December 31, 2021, respectively.

The following table presents the scheduled maturities of brokered and customer time deposits at June 30, 2022:

(dollars in thousands)	2022
Less than 1 Year	$172,726
1 to 2 Years	94,935
2 to 3 Years	124,252
3 to 4 Years	105,491
4 to 5 Years	22,442
Greater than 5 Years	24,423
Totals	$544,269

The aggregate amount of time deposits greater than $250,000 was approximately $53.4 million and $59.6 million at June 30, 2022 and December 31, 2021, respectively.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$65,916	$5,099	$49,101	$641
Liabilities	65,916	(5,099)	49,101	(641)
Total	$131,832	$—	$98,202	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $1.1 million will be reclassified to interest expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Notional Amount	$125,000	$125,000
Weighted Average Pay Rate	1.23%	1.27%
Weighted Average Receive Rate	1.01%	0.14%
Weighted Average Maturity (Years)	3.27	3.76
Net Unrealized Gain (Loss)	$7,487	$791

The Company purchases interest rate caps, designated as cash flow hedges, of certain deposit liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the six months ended June 30, 2022 and 2021, the company recognized amortization expense on the interest rate caps of $370,000 and $95,000, respectively, which was recorded as a component of interest expense on brokered deposits.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Notional Amount	$125,000	$110,000
Unamortized Premium Paid	6,269	5,859
Weighted Average Strike Rate	0.96%	0.90%
Weighted Average Maturity (Years)	8.08	8.72

The following table presents a summary of the Company’s interest rate contracts as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$125,000	$7,487	$90,000	$1,717
Liabilities	—	—	35,000	(926)
Interest rate cap agreements:
Assets	125,000	15,144	110,000	7,356

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of June 30, 2022 and December 31, 2021, the Company pledged cash collateral for the Company’s derivative contracts of $0 and $370,000, respectively. In addition, as of June 30, 2022 and December 31, 2021, the Company's counterparties pledged cash collateral to the Company of $30.0 million and $8.6 million, respectively.

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and six months ended June 30, 2022 and 2021:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2022	2021	2022	2021
Derivatives in	Location of Loss	Loss		Loss
Cash Flow Hedging	Reclassified	Reclassified from		Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings		AOCI into Earnings
Interest rate swaps	Interest expense	$(65)	$(275)	$(312)	$(537)
Interest rate caps	Interest expense	(194)	(70)	(370)	(136)

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three and six months ended June 30, 2022 and 2021, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 7: Subordinated Debentures

The following table presents a summary of the Company’s subordinated debentures as of June 30, 2022:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	June 30, 2022	December 31, 2021	Rate	Coupon Structure
(dollars in thousands)
2027 Notes	July 12, 2017	July 15, 2022	July 15, 2027	$13,750	$13,750	5.88%	Fixed-to-Floating (1)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	50,000	50,000	5.25%	Fixed-to-Floating (2)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	30,000	3.25%	Fixed-to-Floating (3)
Subordinated Debentures				93,750	93,750
Debt Issuance Costs				(1,291)	(1,511)
Subordinated Debentures, Net of Issuance Costs				$92,459	$92,239
(1)	Migrates to three month LIBOR + 3.88% beginning July 15, 2022 until either the early redemption date or the maturity date.
(2)	Migrates to three month term SOFR + 5.13% beginning July 1, 2025 until either the early redemption date or the maturity date.
(3)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the early redemption date or the maturity date.

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

The following commitments were outstanding at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Unfunded Commitments Under Lines of Credit	$892,523	$799,148
Letters of Credit	116,017	119,647
Totals	$1,008,540	$918,795

The Company had outstanding letters of credit with the FHLB in total amounts of $53.7 million and $36.5 million at June 30, 2022 and December 31, 2021, respectively, on behalf of customers and to secure public deposits.

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of June 30, 2022 and December 31, 2021, there were 44,700 and 294,700 shares, respectively, of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of June 30, 2022 and December 31, 2021, there were 350,991 and 352,575 shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

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

The weighted average assumptions used in the model of valuing stock option grants for the six months ended June 30, 2022, are as follows:

	June 30,
	2022
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	24.71%
Risk-Free Interest Rate	1.70%

The following table presents a summary of the status of the Company’s stock option grants for the six months ended June 30, 2022:

	June 30, 2022
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,768,745	$7.67
Granted	290,000	17.50
Exercised	(24,750)	2.65
Forfeitures	(12,000)	14.77
Outstanding at Period End	2,021,995	$9.10

Options Exercisable at Period End	1,332,720	$7.00

For the three months ended June 30, 2022 and 2021, the Company recognized compensation expense for stock options of $312,000 and $229,000, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized compensation expense for stock options of $600,000 and $452,000, respectively.

The following table presents information pertaining to options outstanding at June 30, 2022:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$2.13 - 3.99	384,000	$3.04	1.6	384,000	$3.04
7.00 - 7.99	926,717	7.47	5.3	733,317	7.47
8.00 - 8.99	20,000	8.76	7.8	7,500	8.76
10.00 - 10.99	10,000	10.08	7.9	5,000	10.08
11.00 - 11.99	85,000	11.27	6.9	41,000	11.30
12.00 - 12.99	270,778	12.89	7.1	139,278	12.90
13.00 - 13.99	25,000	13.22	5.9	20,000	13.22
17.00 - 17.99	300,500	17.50	9.6	2,625	17.49
Totals	2,021,995	$9.10	5.6	1,332,720	$7.00

As of June 30, 2022, there was $2.1 million of total unrecognized compensation cost related to nonvested stock options granted under the 2012 Plan, 2017 Plan and 2019 EIP that is expected to be recognized over a weighted-average period of 2.8 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the six months ended June 30, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2021	435,900	$3.43
Granted	290,000	5.28
Vested	(24,625)	4.39
Forfeited	(12,000)	5.12
Nonvested Options at June 30, 2022	689,275	$4.15

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with forfeitable voting and dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the six months ended June 30, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Awards at December 31, 2021	75,113	$12.59
Granted	—	—
Vested	(2,786)	10.32
Forfeited	(1,000)	12.92
Nonvested Awards at June 30, 2022	71,327	$12.68

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended June 30, 2022 and 2021, the Company recognized compensation expense for restricted stock awards of $111,000 and $113,000, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized compensation expense for restricted stock awards of $222,000 and $225,000, respectively.

As of June 30, 2022, there was $659,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 1.5 years.

In addition, during the six months June 30, 2022, the Company issued 9,656 shares of unrestricted common stock to non-employee directors, or their designee, as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to non-employee directors, or their designee, of $158,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the six months ended June 30, 2022:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested Units at December 31, 2021	344,908	$15.02
Granted	2,500	17.50
Vested	(2,100)	14.94
Forfeited	(9,572)	15.12
Nonvested Units at June 30, 2022	335,736	$15.03

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended June 30, 2022 and 2021, the Company recognized compensation expense for restricted stock units of $345,000 and $162,000, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized compensation expense for restricted stock units of $699,000 and $320,000, respectively.

As of June 30, 2022, there was $4.2 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 3.1 years.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of June 30, 2022 and December 31, 2021:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Company (Consolidated):
Total Risk-based Capital	$520,465	13.98%	$297,826	8.00%	$390,897	10.50%	N/A	N/A
Tier 1 Risk-based Capital	382,935	10.29	223,370	6.00	316,441	8.50	N/A	N/A
Common Equity Tier 1 Capital	316,421	8.50	167,527	4.50	260,598	7.00	N/A	N/A
Tier 1 Leverage Ratio	382,935	10.33	148,348	4.00	148,348	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$474,151	12.74%	$297,672	8.00%	$390,695	10.50%	$372,090	10.00%
Tier 1 Risk-based Capital	429,080	11.53	223,254	6.00	316,277	8.50	297,672	8.00
Common Equity Tier 1 Capital	429,080	11.53	167,441	4.50	260,463	7.00	241,859	6.50
Tier 1 Leverage Ratio	429,080	11.43	150,118	4.00	150,118	4.00	187,647	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Company (Consolidated):
Total Risk-based Capital	$499,554	15.55%	$256,966	8.00%	$337,268	10.50%	N/A	N/A
Tier 1 Risk-based Capital	367,161	11.43	192,725	6.00	273,027	8.50	N/A	N/A
Common Equity Tier 1 Capital	300,647	9.36	144,543	4.50	224,845	7.00	N/A	N/A
Tier 1 Leverage Ratio	367,161	10.82	135,723	4.00	135,723	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$415,848	12.94%	$257,005	8.00%	$337,319	10.50%	$321,256	10.00%
Tier 1 Risk-based Capital	375,688	11.69	192,754	6.00	273,068	8.50	257,005	8.00
Common Equity Tier 1 Capital	375,688	11.69	144,565	4.50	224,879	7.00	208,816	6.50
Tier 1 Leverage Ratio	375,688	11.09	135,508	4.00	135,508	4.00	169,386	5.00

The Company and the Bank must maintain a capital conservation buffer, as defined by regulatory guidelines, in order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers.

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$2,606	$—	$—	$2,606
Municipal Bonds	—	167,521	—	167,521
Mortgage-Backed Securities	—	144,969	—	144,969
Corporate Securities	—	103,097	—	103,097
SBA Securities	—	24,642	—	24,642
Asset-Backed Securities	—	39,748	—	39,748
Interest Rate Caps	—	15,144	—	15,144
Interest Rate Swaps	—	12,586	—	12,586
Total Fair Value of Financial Assets	$2,606	$507,707	$—	$510,313
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$5,099	$—	$5,099
Total Fair Value of Financial Liabilities	$—	$5,099	$—	$5,099

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$754	$—	$—	$754
Municipal Bonds	—	158,369	—	158,369
Mortgage-Backed Securities	—	124,537	—	124,537
Corporate Securities	—	84,480	—	84,480
SBA Securities	—	30,370	—	30,370
Asset-Backed Securities	—	40,852	—	40,852
Interest Rate Caps	—	7,356	—	7,356
Interest Rate Swaps	—	2,358	—	2,358
Total Fair Value of Financial Assets	$754	$448,322	$—	$449,076
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$1,567	$—	$1,567
Total Fair Value of Financial Liabilities	$—	$1,567	$—	$1,567

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at June 30, 2022 and December 31, 2021:

	June 30, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$11,985	$—	$235
Totals	$—	$11,985	$—	$235

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$9,360	$—	$625
Totals	$—	$9,360	$—	$625

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

The following tables present the carrying amount and estimated fair values of financial instruments at June 30, 2022 and December 31, 2021:

	June 30, 2022
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$73,517	$73,517	$—	$—	$73,517
Bank-Owned Certificates of Deposit	1,138	—	1,127	—	1,127
Securities Available for Sale	482,583	2,606	479,977	—	482,583
FHLB Stock, at Cost	9,921	—	9,921	—	9,921
Loans, Net	3,171,638	—	3,113,609	—	3,113,609
Accrued Interest Receivable	10,010	—	10,010	—	10,010
Interest Rate Caps	15,144	—	15,144	—	15,144
Interest Rate Swaps	12,586	—	12,586	—	12,586

Financial Liabilities:
Deposits	$3,201,953	$—	$3,171,333	$—	$3,171,333
Federal Funds Purchased	86,000	—	86,000	—	86,000
FHLB Advances	56,500	—	55,687	—	55,687
Subordinated Debentures	92,459	—	90,857	—	90,857
Accrued Interest Payable	1,393	—	1,393	—	1,393
Interest Rate Swaps	5,099	—	5,099	—	5,099

	December 31, 2021
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$143,473	$143,473	$—	$—	$143,473
Bank-Owned Certificates of Deposit	1,876	—	1,884	—	1,884
Securities Available for Sale	439,362	754	438,608	—	439,362
FHLB Stock, at Cost	5,242	—	5,242	—	5,242
Loans, Net	2,769,917	—	2,726,417	—	2,726,417
Accrued Interest Receivable	9,186	—	9,186	—	9,186
Interest Rate Caps	7,356	—	7,356	—	7,356
Interest Rate Swaps	2,358	—	2,358	—	2,358

Financial Liabilities:
Deposits	$2,946,237	$—	$2,931,215	$—	$2,931,215
FHLB Advances	42,500	—	42,515	—	42,515
Subordinated Debentures	92,239	—	97,700	—	97,700
Accrued Interest Payable	1,409	—	1,409	—	1,409
Interest Rate Swaps	1,567	—	1,567	—	1,567

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

Subordinated debentures – The fair values of the Company’s subordinated debt are estimated using a discounted cash flow analysis, based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

Accrued interest payable – The carrying amount of accrued interest payable approximates its fair value since it is short term in nature.

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at June 30, 2022 and December 31, 2021.

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

Note 12: Subsequent Events

On July 26, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), payable on September 1, 2022, to shareholders of record on the Series A Preferred Stock at the close of business on August 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2022. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 8, 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	the negative effects of the ongoing COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, including due to supply chain disruptions, as well as any changes to federal, state or local government laws, regulations or orders in response to the pandemic;

●	loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	the ability to successfully manage credit risk;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including rising rates of inflation;
●	the ability to maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard;
●	the concentration of large loans to certain borrowers;
●	the concentration of large deposits from certain clients;
●	the ability to successfully manage liquidity risk;
●	the dependence on non-core funding sources and our cost of funds;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
●	the composition of senior leadership team and the ability to attract and retain key personnel;
●	talent and labor shortages and high rates of employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions and “fintech” companies;
●	the effectiveness of the risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, including changes to federal and state corporate tax rates;
●	interest rate risk, including the effects of recent and anticipated rate increases by the Federal Reserve;
●	fluctuations in the values of the securities held in our securities portfolio or the values of derivative instruments held in our derivatives portfolio;
●	the imposition of tariffs or other governmental policies impacting the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, civil unrest or other adverse external events, including the Russian invasion of Ukraine;
●	potential impairment to the goodwill recorded in connection with a past acquisition;
●	changes to U.S. or state tax laws, regulations and guidance, including recent proposals to increase the federal corporate tax rate;
●	success at managing the risks involved in the foregoing items; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Bridgewater Bancshares, Inc. with the Securities and Exchange Commission.

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

Information Regarding COVID-19 Impact

Management continues to monitor and consider the impact of the ongoing COVID-19 pandemic closely, given the unpredictable nature in which it is evolving. This includes monitoring the effects of the CARES Act and Coronavirus Relief Act and the prospects for additional fiscal stimulus programs, the acceptance of COVID-19 vaccines and new variants of the virus. The situation remains fluid and management cannot estimate the duration and full impact of the COVID-19 pandemic on the economy, financial markets and the Company’s financial condition and results of operations.

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

Operating Results Overview

The following table summarizes certain key financial results for the periods indicated:

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands, except per share data)	2022	2022	2021	2021	2021
Per Common Share Data
Basic Earnings Per Share	$0.43	$0.40	$0.41	$0.41	$0.39
Diluted Earnings Per Share	0.41	0.39	0.39	0.40	0.38
Adjusted Diluted Earnings Per Common Share (1)	0.41	0.39	0.39	0.41	0.38
Book Value Per Share	11.14	11.12	11.09	10.73	10.33
Tangible Book Value Per Share (1)	11.03	11.01	10.98	10.62	10.22
Basic Weighted Average Shares Outstanding	27,839,260	28,123,809	28,004,334	28,047,280	28,040,762
Diluted Weighted Average Shares Outstanding	28,803,842	29,156,085	29,038,785	29,110,547	29,128,181
Shares Outstanding at Period End	27,677,372	28,150,389	28,206,566	28,066,822	28,162,777

Selected Performance Ratios
Return on Average Assets (Annualized)	1.38%	1.42%	1.46%	1.37%	1.43%
Pre-Provision Net Revenue Return on Average Assets (Annualized) (1)	2.19	2.12	2.11	2.09	2.07
Return on Average Shareholders' Equity (Annualized)	13.55	12.98	13.27	13.81	15.40
Return on Average Tangible Common Equity (Annualized) (1)	15.26	14.56	14.78	15.47	15.58
Yield on Interest Earning Assets	4.16	4.13	4.06	4.14	4.17
Yield on Total Loans, Gross	4.45	4.45	4.49	4.65	4.56
Cost of Interest Bearing Liabilities	0.86	0.80	0.86	0.88	0.96
Cost of Total Deposits	0.46	0.43	0.45	0.48	0.54
Net Interest Margin (2)	3.58	3.60	3.51	3.54	3.52
Core Net Interest Margin (1)(2)	3.34	3.34	3.25	3.22	3.31
Efficiency Ratio (1)	40.2	42.4	40.8	43.9	42.0
Adjusted Efficiency Ratio (1)	40.0	42.0	40.3	41.5	41.5
Noninterest Expense to Average Assets (Annualized)	1.47	1.56	1.45	1.58	1.50
Adjusted Noninterest Expense to Average Assets (Annualized) (1)	1.47	1.55	1.43	1.49	1.48
Loan to Deposit Ratio	100.7	98.4	95.7	95.0	95.3
Core Deposits to Total Deposits (3)	82.9	84.3	85.4	83.3	81.2
Tangible Common Equity to Tangible Assets (1)	7.87	8.60	8.91	8.81	9.10
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(3)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2022	2022	2021	2021	2021
Selected Balance Sheet Data
Total Assets	$3,883,264	$3,607,920	$3,477,659	$3,389,125	$3,162,612
Total Loans, Gross	3,225,885	2,987,967	2,819,472	2,712,012	2,594,186
Allowance for Loan Losses	44,711	41,692	40,020	38,901	37,591
Goodwill and Other Intangibles	3,009	3,057	3,105	3,153	3,200

Deposits	3,201,953	3,035,611	2,946,237	2,854,157	2,720,906
Tangible Common Equity (1)	305,360	309,870	309,653	298,135	287,630
Total Shareholders' Equity	374,883	379,441	379,272	367,803	290,830
Average Total Assets - Quarter-to-Date	3,743,575	3,513,798	3,403,270	3,332,301	3,076,712
Average Shareholders' Equity - Quarter-to-Date	381,448	383,024	374,035	330,604	286,311
(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2022	2022	2021	2021	2021
Selected Income Statement Data
Interest Income	$37,782	$34,694	$33,775	$33,517	$31,147
Interest Expense	5,252	4,514	4,622	4,844	4,859
Net Interest Income	32,530	30,180	29,153	28,673	26,288
Provision for Loan Losses	3,025	1,675	1,150	1,300	1,600
Net Interest Income after Provision for Loan Losses	29,505	28,505	28,003	27,373	24,688
Noninterest Income	1,650	1,557	1,288	1,410	1,603
Noninterest Expense	13,752	13,508	12,459	13,236	11,477
Income Before Income Taxes	17,403	16,554	16,832	15,547	14,814
Provision for Income Taxes	4,521	4,292	4,318	4,038	3,821
Net Income	12,882	12,262	12,514	11,509	10,993
Preferred Stock Dividends	(1,014)	(1,013)	(1,171)	—	—
Net Income Available to Common Shareholders	$11,868	$11,249	$11,343	$11,509	$10,993

Discussion and Analysis of Results of Operations

Net Income

Net income was $12.9 million for the second quarter of 2022, a 17.2% increase compared to net income of $11.0 million for the second quarter of 2021. Earnings per diluted common share for the second quarter of 2022 were $0.41, a 9.2% increase compared to $0.38 per diluted common share for the second quarter of 2021. Net income was $25.1 million for the six months ended June 30, 2022, a 16.1% increase compared to net income of $21.7 million for the six months ended June 30, 2021. Net income per diluted common share for the six months ended June 30, 2022 was $0.80, a 6.9% increase compared to $0.75 per diluted common share for the six months ended June 30, 2021.

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

Average Balances and Yields

The following tables present, for the three and six months ended June 30, 2022 and 2021, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	June 30, 2022			June 30, 2021
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$61,046	$40	0.26%	$88,067	$33	0.15%
Investment Securities:
Taxable Investment Securities	417,142	2,696	2.59	314,049	1,647	2.10
Tax-Exempt Investment Securities (1)	74,261	795	4.30	77,029	842	4.38
Total Investment Securities	491,403	3,491	2.85	391,078	2,489	2.55
Paycheck Protection Program Loans (2)	8,335	263	12.67	149,312	1,767	4.75
Loans (1)(2)	3,099,344	34,205	4.43	2,384,759	27,011	4.54
Total Loans	3,107,679	34,468	4.45	2,534,071	28,778	4.56
Federal Home Loan Bank Stock	11,620	59	2.04	6,221	54	3.51
Total Interest Earning Assets	3,671,748	38,058	4.16%	3,019,437	31,354	4.17%
Noninterest Earning Assets	71,827			57,275
Total Assets	$3,743,575			$3,076,712
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$552,502	$694	0.50%	$421,132	$520	0.50%
Savings and Money Market Deposits	925,354	1,185	0.51	764,632	940	0.49
Time Deposits	280,645	665	0.95	332,346	1,075	1.30
Brokered Deposits	403,931	912	0.91	379,768	978	1.03
Total Interest Bearing Deposits	2,162,432	3,456	0.64	1,897,878	3,513	0.74
Federal Funds Purchased	137,379	410	1.20	9,932	6	0.24
FHLB Advances	47,511	167	1.41	57,500	228	1.59
Subordinated Debentures	92,396	1,219	5.29	73,862	1,112	6.04
Total Interest Bearing Liabilities	2,439,718	5,252	0.86%	2,039,172	4,859	0.96%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	882,477			732,299
Other Noninterest Bearing Liabilities	39,932			18,930
Total Noninterest Bearing Liabilities	922,409			751,229
Shareholders' Equity	381,448			286,311
Total Liabilities and Shareholders' Equity	$3,743,575			$3,076,712
Net Interest Income / Interest Rate Spread		32,806	3.30%		26,495	3.21%
Net Interest Margin (3)			3.58%			3.52%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(276)			(207)
Net Interest Income		$32,530			$26,288
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Six Months Ended
	June 30, 2022			June 30, 2021
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$70,718	$66	0.19%	$96,724	$67	0.14%
Investment Securities:
Taxable Investment Securities	395,203	4,951	2.53	307,898	3,371	2.21
Tax-Exempt Investment Securities (1)	72,933	1,574	4.35	78,985	1,723	4.40
Total Investment Securities	468,136	6,525	2.81	386,883	5,094	2.66
Paycheck Protection Program Loans (2)	13,210	826	12.61	149,098	3,631	4.91
Loans (1)(2)	2,991,195	65,480	4.41	2,313,295	53,085	4.63
Total Loans	3,004,405	66,306	4.45	2,462,393	56,716	4.64
Federal Home Loan Bank Stock	8,667	113	2.63	5,636	132	4.74
Total Interest Earning Assets	3,551,926	73,010	4.15%	2,951,636	62,009	4.24%
Noninterest Earning Assets	77,395			57,228
Total Assets	$3,629,321			$3,008,864
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$559,352	$1,291	0.47%	$392,732	$942	0.48%
Savings and Money Market Deposits	901,102	2,103	0.47	744,480	1,949	0.53
Time Deposits	284,757	1,410	1.00	338,497	2,341	1.39
Brokered Deposits	405,282	1,810	0.90	391,167	1,952	1.01
Total Interest Bearing Deposits	2,150,493	6,614	0.62	1,866,876	7,184	0.78
Federal Funds Purchased	74,340	419	1.14	4,993	6	0.24
Notes Payable	—	—	—	3,343	61	3.66
FHLB Advances	45,019	317	1.42	57,500	456	1.60
Subordinated Debentures	92,341	2,416	5.28	73,819	2,197	6.00
Total Interest Bearing Liabilities	2,362,193	9,766	0.83%	2,006,531	9,904	1.00%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	852,648			704,391
Other Noninterest Bearing Liabilities	32,248			18,384
Total Noninterest Bearing Liabilities	884,896			722,775
Shareholders' Equity	382,232			279,558
Total Liabilities and Shareholders' Equity	$3,629,321			$3,008,864
Net Interest Income / Interest Rate Spread		63,244	3.32%		52,105	3.24%
Net Interest Margin (3)			3.59%			3.56%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(534)			(422)
Net Interest Income		$62,710			$51,683
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, and for the six months ended June 30, 2022, compared to the June 30, 2021.

	Three Months Ended June 30, 2022
	Compared with
	Three Months Ended June 30, 2021
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$(17)	$24	$7
Investment Securities:
Taxable Investment Securities	666	383	1,049
Tax-Exempt Investment Securities	(31)	(16)	(47)
Total Securities	635	367	1,002
Loans:
Paycheck Protection Program Loans	(4,453)	2,949	(1,504)
Loans	7,886	(692)	7,194
Total Loans	3,433	2,257	5,690
Federal Home Loan Bank Stock	28	(23)	5
Total Interest Earning Assets	$4,079	$2,625	$6,704

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$165	$9	$174
Savings and Money Market Deposits	206	39	245
Time Deposits	(124)	(286)	(410)
Brokered Deposits	55	(121)	(66)
Total Deposits	302	(359)	(57)
Federal Funds Purchased	380	24	404
FHLB Advances	(35)	(26)	(61)
Subordinated Debentures	245	(138)	107
Total Interest Bearing Liabilities	892	(499)	393
Net Interest Income	$3,187	$3,124	$6,311

	Six Months Ended June 30, 2022
	Compared with
	Six Months Ended June 30, 2021
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$(25)	$24	$(1)
Investment Securities:
Taxable Investment Securities	1,094	486	1,580
Tax-Exempt Investment Securities	(131)	(18)	(149)
Total Securities	963	468	1,431
Loans:
Paycheck Protection Program Loans	(8,496)	5,691	(2,805)
Loans	14,840	(2,445)	12,395
Total Loans	6,344	3,246	9,590
Federal Home Loan Bank Stock	40	(59)	(19)
Total Interest Earning Assets	$7,322	$3,679	$11,001

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$385	$(36)	$349
Savings and Money Market Deposits	366	(212)	154

Time Deposits	(267)	(664)	(931)
Brokered Deposits	63	(205)	(142)
Total Deposits	547	(1,117)	(570)
Federal Funds Purchased	391	22	413
Notes Payable	(61)	—	(61)
FHLB Advances	(89)	(50)	(139)
Subordinated Debentures	485	(266)	219
Total Interest Bearing Liabilities	1,273	(1,411)	(138)
Net Interest Income	$6,049	$5,090	$11,139

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Second Quarter of 2022 Compared to Second Quarter of 2021

Net interest income was $32.5 million for the second quarter of 2022, an increase of $6.2 million, or 23.7%, compared to $26.3 million for the second quarter of 2021. The increase in net interest income was primarily due to growth in average interest earning assets and lower rates paid on deposits, offset partially by declining yields on loans and lower PPP fee recognition. The increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio and continued purchases of investment securities, offset partially by the forgiveness of PPP loans and the reduction of cash balances.

Net interest margin (on a fully tax-equivalent basis) for the second quarter of 2022 was 3.58%, a six basis point increase from 3.52% in the second quarter of 2021. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the second quarter of 2022 was 3.34%, a three basis point increase from 3.31% in the second quarter of 2021. The stability in core net interest margin was primarily due to rising earning asset yields in conjunction with increasing funding costs associated with the higher interest rate environment. With the rapid increase in interest rates in 2022, earning asset yields and funding costs have both reached a bottom. The Company remains focused on the impact of continued interest rate hikes and the evolving shape of the yield curve throughout 2022.

As the PPP loan portfolio continues to pay down, the recognition of fees associated with the originations has decreased, which impacts comparability between periods. The Company recognized $244,000 of PPP origination fees during the second quarter of 2022, compared to $1.4 million during the second quarter of 2021. Remaining PPP origination fees to be recognized as of June 30, 2022 were $135,000.

The following table summarizes PPP loan originations and net origination fees through June 30, 2022:

	Originated		Outstanding		Program Lifetime
	Number	Principal	Number	Principal	Net Origination	Net Origination
(dollars in thousands)	of Loans	Balance	of Loans	Balance	Fees Generated	Fees Earned
Round One PPP Loans	1,200	$181,600	2	$180	$5,706	$5,706
Round Two PPP Loans	651	78,386	30	4,680	3,544	3,409
Totals	1,851	$259,986	32	$4,860	$9,250	$9,115

Average interest earning assets for the second quarter of 2022 increased $652.3 million, or 21.6%, to $3.67 billion, from $3.02 billion for the second quarter of 2021. This increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio and continued purchases of investment securities, offset partially by the forgiveness of PPP loans and the reduction of cash balances. Average interest bearing liabilities increased $400.5 million, or 19.6%, to $2.44 billion for the second quarter of 2022, from $2.04 billion for the second quarter of 2021. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and federal funds purchased, as well as the issuance of additional subordinated debentures in July 2021, offset partially by a decrease in FHLB advances.

Average interest earning assets produced a tax-equivalent yield of 4.16% for the second quarter of 2022, compared to 4.17% for the second quarter of 2021. The decline in the yield on interest earning assets was primarily due to lower recognition of PPP origination fees, offset partially by rising yields in the investment securities portfolio. The average rate paid on interest bearing liabilities was 0.86% for the second quarter of 2022, compared to 0.96% for the second quarter of 2021 primarily due to lower rates paid on deposits, offset partially by the strong growth of interest bearing deposits, an increase in federal funds purchased, and the issuance of additional subordinated debentures.

Interest Income. Total interest income, on a tax-equivalent basis, was $38.1 million for the second quarter of 2022, compared to $31.4 million for the second quarter of 2021. The $6.6 million, or 21.4%, increase in total interest income on a tax-equivalent basis was primarily due to continued organic growth in the loan portfolio and continued purchases of investment securities, offset partially by a reduction in the recognition of PPP origination fees as the PPP loan portfolio continues to be forgiven.

Interest income on loans, on a tax-equivalent basis, was $34.5 million for the second quarter of 2022, compared to $28.8 million for the second quarter of 2021. The $5.7 million, or 19.8%, increase was primarily due to a 22.6% increase in the average balance of loans outstanding from continued organic loan growth, which was partially offset by a 11 basis point decline in the average yield on loans.

Loan interest income and loan fees remain the primary contributing factors to the changes in the yield on interest earning assets. The aggregate loan yield, excluding PPP loans, decreased to 4.43% in the second quarter of 2022, which was 11 basis points lower than 4.54% in the second quarter of 2021. The Company believes that the portfolio yield has bottomed as new loan originations and the existing portfolio continue to reprice in the higher rate environment.

The following table presents a summary of interest and fees recognized on loans, excluding PPP loans, for the periods indicated is as follows:

	Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Interest	4.17%	4.15%	4.20%	4.28%	4.37%
Fees	0.26	0.25	0.21	0.23	0.17
Yield on Loans, Excluding PPP Loans	4.43%	4.40%	4.41%	4.51%	4.54%

Interest Expense. Interest expense on interest bearing liabilities increased $393,000, or 8.1%, to $5.3 million for the second quarter of 2022, compared to $4.9 million for the second quarter of 2021. The cost of interest bearing liabilities declined 10 basis points from 0.96% in the second quarter of 2021 to 0.86% in the second quarter of 2022, primarily due to lower rates paid on deposits, offset partially by strong growth of interest bearing deposits, an increase of federal funds purchased, and the issuance of additional subordinated debentures.

Interest expense on deposits was $3.5 million for the second quarter of 2022, a decrease of $57,000, or 1.6%, from $3.5 million for the second quarter of 2021. The cost of total deposits declined eight basis points from 0.54% in the second quarter of 2021, to 0.46% in the second quarter of 2022, primarily due to the downward repricing of time and brokered deposits over the course of the year.

Interest expense on borrowings increased $450,000 to $1.8 million for the second quarter of 2022, compared to $1.3 million for the second quarter of 2021. This increase was primarily due to higher average balances of federal funds purchased and subordinated debentures due to the issuance of additional subordinated debentures in July 2021, offset partially by a decrease in FHLB advances.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net interest income was $62.7 million for the six months ended June 30, 2022, an increase of $11.0 million, or 21.3%, compared to $51.7 million for the six months ended June 30, 2021. The increase in net interest income was primarily due to growth in average interest earning assets and lower rates paid on deposits, offset partially by declining yields on loans and lower PPP fee recognition.

Net interest margin (on a fully tax-equivalent basis) for the six months ended June 30, 2022 was 3.59%, compared to 3.56% for the six months ended June 30, 2021, an increase of three basis points. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the six months ended June 30, 2022 was 3.34%, a one basis point increase from 3.33% for the six months ended June 30, 2021.

Average interest earning assets for the six months ended June 30, 2022 increased $600.3 million, or 20.3%, to $3.55 billion from $2.95 billion for the six months ended June 30, 2021. This increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio and continued purchases of investment securities, offset partially by the forgiveness of PPP loans and the reduction of cash balances. Average interest bearing liabilities increased $355.7 million, or 17.7%, to $2.36 billion for the six months ended June 30, 2022, from $2.01 billion for the six months ended June 30, 2021. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing deposits and federal funds purchased, as well as the issuance of additional subordinated debentures in July 2021, offset partially by a decrease in FHLB advances.

Average interest earning assets produced a tax-equivalent yield of 4.15% for the six months ended June 30, 2022, compared to 4.24% for the six months ended June 30, 2021. The average rate paid on interest bearing liabilities was 0.83% for the six months ended June 30, 2022, compared to 1.00% for the six months ended June 30, 2021.

Interest Income. Total interest income on a tax-equivalent basis was $73.0 million for the six months ended June 30, 2022, compared to $62.0 million for the six months ended June 30, 2021. The $11.0 million, or 17.7%, increase in total interest income on a tax-equivalent basis was primarily due to strong organic growth in the loan portfolio and continued purchases of investment securities, offset partially by a reduction in the recognition of PPP origination fees as the PPP loan portfolio continues to be forgiven.

Interest income on the investment securities portfolio, on a fully-tax equivalent basis, increased $1.4 million, or 28.1%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to an $81.3 million, or 21.0%, increase in average balances between the periods.

Interest income on loans, on a fully-tax equivalent basis, for the six months ended June 30, 2022 was $66.3 million, compared to $56.7 million for the six months ended June 30, 2021. The $9.6 million, or 16.9%, increase was primarily due to a 22.0% increase in the average balance of loans outstanding, which was offset partially by a 19 basis point decline in the average yield on loans.

Interest Expense. Interest expense on interest bearing liabilities decreased $137,000, or 1.4%, to $9.8 million for the six months ended June 30, 2022, compared to $9.9 million for the six months ended June 30, 2021, primarily due to lower rates paid on deposits, offset partially by the growth of interest bearing deposits, an increase of federal funds purchased and the issuance of additional subordinated debentures.

Interest expense on deposits decreased to $6.6 million for the six months ended June 30, 2022, compared to $7.2 million for the six months ended June 30, 2021. The $570,000, or 7.9%, decrease in interest expense on deposits was primarily due to a 16 basis point decrease in the average rate paid, even as the average balance of interest bearing deposits increased 15.2%. The decrease in the average rate paid was primarily due to the downward repricing of time and brokered deposits over the course of the year. The increase in the average balance of interest bearing deposits resulted primarily from increases in interest bearing transaction deposits, savings and money market deposits, and brokered deposits, offset partially by a decline in time deposits.

Interest expense on borrowings increased $433,000 to $3.2 million for the six months ended June 30, 2022, compared to $2.7 million for the six months ended June 30, 2021. This increase was primarily due to an increase in federal funds purchased and the issuance of additional subordinated debentures in July 2021, offset partially by a lower average balance of FHLB advances and the payoff of the Company's notes payable.

Provision for Loan Losses

The provision for loan losses was $3.0 million for the second quarter of 2022, an increase of $1.4 million, compared to the provision for loan losses of $1.6 million for the second quarter of 2021. The provision for loan losses was $4.7 million for the six months ended June 30, 2022, an increase of $2.0 million compared to the provision for loan losses of $2.7 million for the six months ended June 30, 2021. The increase in the provision for loan losses was primarily attributable to the robust growth of the loan portfolio. The allowance for loan losses to total loans was 1.39% at June 30, 2022, compared to 1.45% at June 30, 2021.

As an emerging growth company, the Company is not subject to Accounting Standards Update No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” or CECL, until January 1, 2023.

The following table presents a summary of the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at Beginning of Period	$41,692	$35,987	$40,020	$34,841
Provision for Loan Losses	3,025	1,600	4,700	2,700
Charge-offs	(14)	(3)	(29)	(17)
Recoveries	8	7	20	67
Balance at End of Period	$44,711	$37,591	$44,711	$37,591

Noninterest Income

Noninterest income was $1.7 million for the second quarter of 2022, an increase of $47,000 from $1.6 million for the second quarter of 2021. The increase was primarily due to increased letter of credit fees, bank-owned life insurance income, and other income, offset partially by lower gains on sales of securities. Noninterest income was $3.2 million for the six months ended June 30, 2022, an increase of $596,000, compared to $2.6 million for the six months ended June 30, 2021. The increase was primarily due to increased letter of credit fees, bank-owned life insurance income, and swap fees, offset partially by lower gains on sales of securities.

The following table presents the major components of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2022	2021	(Decrease)	2022	2021	(Decrease)
Noninterest Income:
Customer Service Fees	$298	$231	$67	$579	$465	$114
Net Gain on Sales of Securities	52	702	(650)	52	702	(650)
Letter of Credit Fees	564	231	333	806	558	248
Debit Card Interchange Fees	152	141	11	285	271	14
Swap Fees	—	—	—	557	—	557
Bank-Owned Life Insurance	149	—	149	297	—	297
Other Income	435	298	137	631	615	16
Totals	$1,650	$1,603	$47	$3,207	$2,611	$596

Noninterest Expense

Second Quarter of 2022 Compared to Second Quarter of 2021

Noninterest expense was $13.8 million for the second quarter of 2022, an increase of $2.3 million from $11.5 million for the second quarter of 2021. The increase was primarily driven by a $1.5 million increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the Company’s growth, as well as increases in professional and consulting fees, marketing and advertising expenses, and other expenses.

Six months ended June 30, 2022 Compared to Six months ended June 30, 2021

Noninterest expense was $27.3 million for the six months ended June 30, 2022, an increase of $4.9 million, or 21.7%, from $22.4 million for the six months ended June 30, 2021. The increase was primarily driven by a $3.1 million increase in salaries and employee benefits, a $550,000 increase in marketing and advertising expense, a $369,000 increase in professional and consulting fees, and a $562,00 increase in other expenses.

The Company continues to add key talent across the organization. Full-time equivalent employees increased from 214 at the end of the second quarter of 2021 to 236 at the end of the second quarter of 2022.

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

The efficiency ratio was 40.2% for the second quarter of 2022, compared to 42.0% for the second quarter of 2021. Excluding the impact of certain non-routine income and expenses, the adjusted efficiency ratio, a non-GAAP financial measure, was 40.0% for the second quarter of 2022, compared to 41.5% for the second quarter of 2021. The adjusted efficiency ratio for the six months ended June 30, 2022 and 2021 was 41.0% and 41.1%, respectively. The efficiencies of the Company's "branch-light" model have positioned the Company well to continue making investments in technology and branding as the industry adapts to evolving client behavior.

The following table presents the major components of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2022	2021	(Decrease)	2022	2021	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$8,977	$7,512	$1,465	$17,671	$14,614	$3,057
Occupancy and Equipment	1,042	980	62	2,127	2,035	92
FDIC Insurance Assessment	330	290	40	690	605	85
Data Processing	356	300	56	653	591	62
Professional and Consulting Fees	769	552	217	1,465	1,096	369
Information Technology and Telecommunications	594	549	45	1,172	1,011	161
Marketing and Advertising	524	314	210	1,150	600	550
Intangible Asset Amortization	47	47	—	95	95	—
Amortization of Tax Credit Investments	63	140	(77)	180	258	(78)
Other Expense	1,050	793	257	2,057	1,495	562
Totals	$13,752	$11,477	$2,275	$27,260	$22,400	$4,860

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

Income tax expense was $4.5 million for the second quarter of 2022, compared to $3.8 million for the second quarter of 2021. The effective combined federal and state income tax rate for the second quarter of 2022 was 26.0%, compared to 25.8% for the second quarter of 2021. Income tax expense was $8.8 million for the six months ended June 30, 2022, compared to $7.5 million for the six months ended June 30, 2021. The effective combined federal and state income tax rate for the six months ended June 30, 2022 and 2021 was 26.0% and 25.8%, respectively.

Financial Condition

Assets

Total assets at June 30, 2022 were $3.88 billion, an increase of $405.6 million, or 11.7%, over total assets of $3.48 billion at December 31, 2021, and an increase of $720.7 million, or 22.8%, over total assets of $3.16 billion at June 30, 2021. The growth in both periods was primarily driven by strong organic loan growth and purchases of investment securities, offset partially by a decrease in cash and cash equivalents.

Total gross loans at June 30, 2022 were $3.23 billion, an increase of $406.4 million, or 14.4%, over total gross loans of $2.82 billion at December 31, 2021, and an increase of $631.7 million, or 24.4%, over total gross loans of $2.59 billion at June 30, 2021. The increase in the loan portfolio during the second quarter of 2022 was primarily due to growth in the commercial, construction and land development, multifamily, and CRE nonowner occupied segments, offset partially by the forgiveness of PPP loans. When excluding PPP loans, gross loans grew $245.4 million during the second quarter of 2022, or 33.1% on an annualized basis. The Company's continued strong loan growth has been driven by the expansion of its talented lending teams, the strong, growing brand of the Bank in the Twin Cities market and the M&A-related market disruption in the Twin Cities resulting in client and banker acquisition opportunities.

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

Securities available for sale were $482.6 million at June 30, 2022, compared to $439.4 million at December 31, 2021, an increase of $43.2 million or 9.8%. At June 30, 2022, municipal securities represented 34.7% of the investment securities portfolio, government agency mortgage-backed securities represented 24.2% of the portfolio, SBA securities represented 5.1% of the portfolio, corporate securities represented 21.4% of the portfolio, U.S. treasury securities represented 0.5% of the portfolio, asset-backed securities represented 8.2% of the portfolio, and other mortgage-backed securities represented 5.9% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury Securities	$2,620	$2,606	$756	$754
SBA Securities	24,690	24,642	30,474	30,370
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	7,365	7,181	671	702
Issued by FNMA and FHLMC	25,276	23,121	20,649	20,363
Other Residential Mortgage-Backed Securities	81,756	75,017	83,394	82,271
Commercial Mortgage-Backed Securities	11,192	10,938	10,646	11,138
All Other Commercial MBS	29,991	28,712	10,203	10,063
Total MBS	155,580	144,969	125,563	124,537
Municipal Securities	184,401	167,521	151,665	158,369
Corporate Securities	104,647	103,097	81,925	84,480
Asset-Backed Securities	40,000	39,748	39,867	40,852
Total	$511,938	$482,583	$430,250	$439,362

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

Total gross loans increased $406.4 million to $3.23 billion at June 30, 2022, compared to $2.82 billion at December 31, 2021 and increased $631.7 million from $2.59 billion at June 30, 2021. As of June 30, 2022, construction and land development loans increased $77.7 million, multifamily loans increased $177.6 million, and nonowner occupied CRE loans increased $67.9 million, when compared to December 31, 2021. Collectively, the Company’s annualized loan growth for the six months ended June 30, 2022, excluding PPP loans, was 30.9%.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	June 30, 2022		March 31, 2021		December 31, 2021		September 30, 2021		June 30, 2021
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$403,569	12.5%	$363,290	12.2%	$360,169	12.8%	$350,081	12.9%	$321,474	12.4%
Paycheck Protection Program	4,860	0.2	12,309	0.4	26,162	0.9	54,190	2.0	99,072	3.8
Construction and Land Development	359,191	11.1	321,131	10.7	281,474	10.0	257,167	9.5	251,573	9.7
Real Estate Mortgage:
1 - 4 Family Mortgage	334,815	10.4	312,201	10.5	305,317	10.8	290,535	10.7	277,943	10.7
Multifamily	1,087,865	33.7	1,012,623	33.9	910,243	32.3	865,172	31.9	790,275	30.5
CRE Owner Occupied	142,214	4.4	117,969	3.9	111,096	4.0	101,834	3.8	87,507	3.4
CRE Nonowner Occupied	886,432	27.5	840,463	28.1	818,569	29.0	786,271	29.0	758,101	29.2
Total Real Estate Mortgage Loans	2,451,326	76.0	2,283,256	76.4	2,145,225	76.1	2,043,812	75.4	1,913,826	73.8
Consumer and Other	6,939	0.2	7,981	0.3	6,442	0.2	6,762	0.2	8,241	0.3
Total Loans, Gross	3,225,885	100.0%	2,987,967	100.0%	2,819,472	100.0%	2,712,012	100.0%	2,594,186	100.0%
Allowance for Loan Losses	(44,711)		(41,692)		(40,020)		(38,901)		(37,591)
Net Deferred Loan Fees	(9,536)		(9,065)		(9,535)		(10,199)		(11,450)
Total Loans, Net	$3,171,638		$2,937,210		$2,769,917		$2,662,912		$2,545,145

The Company’s primary focus has been on real estate mortgage lending, which constituted 76.0% of the portfolio as of June 30, 2022. The composition of the portfolio has remained relatively consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of June 30, 2022, investor CRE loans totaled $2.33 billion, consisting of $886.4 million of loans secured by nonowner occupied CRE, $1.09 billion of loans secured by multifamily residential properties and $359.2 million of construction and land development loans. Investor CRE loans represented 72.4% of the total gross loan portfolio, excluding PPP loans, and 492.1% of the Bank’s total risk-based capital at June 30, 2022, compared to 483.4% at December 31, 2021.

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$135,621	$182,415	$82,405	$3,128
Paycheck Protection Program	4	4,856	—	—
Construction and Land Development	118,654	154,659	85,828	50
Real Estate Mortgage:
1 - 4 Family Mortgage	50,651	208,405	75,090	669
Multifamily	76,416	412,903	551,208	47,338
CRE Owner Occupied	6,126	42,177	93,911	—
CRE Nonowner Occupied	157,053	385,805	343,574	—
Total Real Estate Mortgage Loans	290,246	1,049,290	1,063,783	48,007
Consumer and Other	3,621	3,120	—	198
Total Loans, Gross	$548,146	$1,394,340	$1,232,016	$51,383
Interest Rate Sensitivity:
Fixed Interest Rates	$275,040	$1,068,944	$752,365	$4,470
Floating or Adjustable Rates	273,106	325,396	479,651	46,913
Total Loans, Gross	$548,146	$1,394,340	$1,232,016	$51,383

	As of December 31, 2021
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$143,878	$149,541	$63,588	$3,162
Paycheck Protection Program	898	25,264	—	—
Construction and Land Development	88,814	121,357	71,303	—
Real Estate Mortgage:
1 - 4 Family Mortgage	55,794	185,729	63,117	677
Multifamily	78,875	331,447	470,353	29,568
CRE Owner Occupied	4,679	22,385	84,032	—
CRE Nonowner Occupied	146,508	359,735	312,326	—
Total Real Estate Mortgage Loans	285,856	899,296	929,828	30,245
Consumer and Other	3,088	2,645	495	214
Total Loans, Gross	$522,534	$1,198,103	$1,065,214	$33,621
Interest Rate Sensitivity:
Fixed Interest Rates	$226,008	$919,024	$591,560	$7,477
Floating or Adjustable Rates	296,526	279,079	473,654	26,144
Total Loans, Gross	$522,534	$1,198,103	$1,065,214	$33,621

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

The following table presents information on loan classifications at June 30, 2022. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$6,454	$9,798	$16,252
Construction and Land Development	—	116	116
Real Estate Mortgage:
1 - 4 Family Mortgage	694	284	978
CRE Owner Occupied	—	1,696	1,696
CRE Nonowner Occupied	27,557	15,097	42,654
Total Real Estate Mortgage Loans	28,251	17,077	45,328
Totals	$34,705	$26,991	$61,696

The Company has increased oversight and analysis of all segments of the loan portfolio in response to the COVID-19 pandemic and now economic uncertainty. Loans that have potential weaknesses that warranted a watchlist risk rating at June 30, 2022, totaled $34.7 million, compared to $49.3 million at December 31, 2021. Loans that warranted a substandard risk rating at June 30, 2022 totaled $27.0 million, compared to $22.6 million at December 31, 2021. The increase in substandard loans was due to the migration of one relationship from watch to a substandard risk rating. Management continues to actively work with these borrowers and closely monitor substandard credits.

The Company developed programs for clients who experienced business and personal disruptions due to the COVID-19 pandemic by providing interest-only modifications, loan payment deferrals, and extended amortization modifications. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic are not considered TDRs. Modifications under this guidance, which could only be applied to modifications made by January 1, 2022, have been granted on a case-by-case basis based on specific needs and circumstances affecting each borrower. The Company had 7 modified loans totaling $29.8 million outstanding as of June 30, 2022 representing 0.9% of the loan portfolio, excluding PPP loans, which was down from $35.0 million at December 31, 2021.

The following table presents a rollforward of loan modification activity, by modification type, from December 31, 2021 to June 30, 2022:

(dollars in thousands)	Interest-Only	Extended Amortization	Total
Principal Balance - December 31, 2021	$30,249	$4,740	$34,989
Modification Expired	(4,595)	—	(4,595)
Net Principal Advances (Payments)	(563)	(46)	(609)
Principal Balance - June 30, 2022	$25,091	$4,694	$29,785

The following table presents a summary of active loan modifications, by loan segment and modification type, at June 30, 2022:

	Interest-Only		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Commercial	$315	2	$4,694	1	$5,009	3
Real Estate Mortgage:
CRE Nonowner Occupied	24,776	4	—	—	24,776	4
Totals	$25,091	6	$4,694	1	$29,785	7

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $688,000 at June 30, 2022 and $722,000 at December 31, 2021, a decrease of $34,000. There were no loans 90 days past due and still accruing as of June 30, 2022 or December 31, 2021 and there were no foreclosed assets as of June 30, 2022 or December 31, 2021.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Total Nonaccrual Loans	$688	$722
Total Nonperforming Loans	$688	$722
Plus: Foreclosed Assets	—	—
Total Nonperforming Assets (1)	$688	$722
Total Restructured Accruing Loans	85	1,304
Total Nonperforming Assets and Restructured Accruing Loans	$773	$2,026
Nonaccrual Loans to Total Loans	0.02%	0.03%
Nonperforming Loans to Total Loans	0.02	0.03
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.02	0.03
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for loan losses is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans during the three and six months ended June 30, 2022 was $15,000 and $22,000, respectively.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company maintains an allowance for loan losses at a level management considers adequate to provide for known and probable incurred losses in the portfolio. The level of the allowance is based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions. Loan charge-offs (i.e., loans judged to be uncollectible) are charged against the reserve and any subsequent recovery is credited to the reserve. The Company analyzes risks within the loan portfolio on a continual basis. A risk system, consisting of multiple grading categories for each portfolio class, is utilized as an analytical tool to assess risk and appropriate reserves. In addition to the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions, including the economic distress caused by the COVID-19 pandemic, rising inflation and the risk of recession, and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors which management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and as adjustments become necessary, they are recognized in the periods in which they become known. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to the allowance for loan losses.

At June 30, 2022, the allowance for loan losses was $44.7 million, an increase of $4.7 million from $40.0 million at December 31, 2021. Net charge-offs (recoveries) totaled $6,000 during the second quarter of 2022 and ($4,000) during the second quarter of 2021. Net charge-offs (recoveries) totaled $9,000 for the six months ended June 30, 2022 and ($50,000) for the six months ended June 30, 2021. The allowance for loan losses as a percentage of total loans was 1.39% at June 30, 2022, compared to 1.42% at December 31, 2021.

The following table presents a summary of net charge-offs for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Net Charge-offs (Recoveries)
Commercial	$11	$(3)	$9	$(22)
Real Estate Mortgage:
1 - 4 Family Mortgage	(2)	(2)	(5)	—
CRE Owner Occupied	—	—	—	(32)
Total Real Estate Mortgage Loans	(2)	(2)	(5)	(32)
Consumer and Other	(3)	1	5	4
Total Net Charge-offs (Recoveries)	$6	$(4)	$9	$(50)
Net Charge-offs to Average Loans
Commercial	0.01%	0.00%	0.00%	(0.01)%
Real Estate Mortgage:
1 - 4 Family Mortgage	0.00	0.00	0.00	0.00
CRE Owner Occupied	0.00	0.00	0.00	(0.08)
Total Real Estate Mortgage Loans	0.00	0.00	0.00	0.00
Consumer and Other	(0.16)	0.06	0.13	0.11
Total Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.00%	0.00%	0.00%	0.00%
Gross Loans, End of Period	$3,225,885	$2,594,186	$3,225,885	$2,594,186
Average Loans	3,107,679	2,534,071	3,004,405	2,462,393
Allowance to Total Gross Loans	1.39%	1.45%	1.39%	1.45%
Allowance to Total Gross Loans, Excluding PPP Loans	1.39	1.50	1.39	1.50

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	June 30,		December 31,
	2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$6,275	14.0%	$6,256	15.6%
Paycheck Protection Program	2	—	13	—
Construction and Land Development	4,772	10.7	3,757	9.4
Real Estate Mortgage:
1 - 4 Family Mortgage	4,206	9.4	3,757	9.4
Multifamily	14,977	33.5	12,610	31.5
CRE Owner Occupied	1,920	4.3	1,495	3.7
CRE Nonowner Occupied	12,235	27.4	11,335	28.3
Total Real Estate Mortgage Loans	33,338	74.6	29,197	72.9
Consumer and Other	154	0.3	147	0.5
Unallocated	170	0.4	650	1.6
Total Allowance for Loan Losses	$44,711	100.0%	$40,020	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	June 30, 2022		March 31, 2021		December 31, 2021		September 30, 2021		June 30, 2021
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$961,998	30.0%	$835,482	27.5%	$875,084	29.7%	$846,490	29.7%	$758,023	27.9%
Interest Bearing Transaction Deposits	522,151	17.1	598,402	19.7	544,789	18.5	488,785	17.1	432,123	15.9
Savings and Money Market Deposits	952,138	29.0	890,926	29.3	863,567	29.3	791,861	27.7	761,485	28.0
Time Deposits	272,424	8.5	286,674	9.5	293,474	10.0	309,824	10.9	321,857	11.8
Brokered Deposits	493,242	15.4	424,127	14.0	369,323	12.5	417,197	14.6	447,418	16.4
Total Deposits	$3,201,953	100.0%	$3,035,611	100.0%	$2,946,237	100.0%	$2,854,157	100.0%	$2,720,906	100.0%

Total deposits at June 30, 2022 were $3.20 billion, an increase of $255.7 million, or 8.7%, compared to total deposits of $2.95 billion at December 31, 2021, and an increase of $481.0 million, or 17.7%, over total deposits of $2.72 billion at June 30, 2021. Deposit growth in the second quarter of 2022 was primarily due to an increase in noninterest bearing transaction deposits, savings and money market deposits, and brokered deposits, offset partially by declines in interest bearing transaction deposits and time deposits. On a year-over-year basis, noninterest bearing transaction deposits increased $204.0 million, or 26.9%, compared to June 30, 2021. Similar to the loan portfolio, the growth in core deposits has been a result of successful new client and banker acquisition initiatives, expansion of commercial client relationships, and the strong, growing brand of the Bank in the Twin Cities market. Given the rapid rise in interest rates and the prospect for more, management believes deposits could experience fluctuations in future periods.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. At June 30, 2022, total brokered deposits were $493.2 million, an increase of $123.9 million, or 33.6%, compared to total brokered deposits of $369.3 million at December 31, 2021.

The following table presents the average balance and average rate paid on each of the following deposit categories for the three months ended June 30, 2022 and June 30, 2021:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$882,477	—%	$732,299	—%
Interest Bearing Transaction Deposits	552,502	0.50	421,132	0.50
Savings and Money Market Deposits	925,354	0.51	764,632	0.49
Time Deposits < $250,000	228,406	0.92	266,116	1.27
Time Deposits > $250,000	52,239	1.10	66,230	1.38
Brokered Deposits	403,931	0.90	379,768	1.03
Total Deposits	$3,044,909	0.46%	$2,630,177	0.54%

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.33 billion and $1.21 billion at June 30, 2022 and December 31, 2021, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Other Borrowings

At June 30, 2022, other borrowings outstanding consisted of FHLB advances of $56.5 million. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $569.1 million and $550.8 million at June 30, 2022 and December 31, 2021, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note which has made a $25.0 million revolving line of credit available to the Company, secured by 100% of the issued and outstanding stock of the Bank. The maturity of the line of credit is February 28, 2023. As of June 30, 2022, there were no outstanding balances under the revolving line of credit.

Additionally, the Company has borrowing capacity from other sources. As of June 30, 2022, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $169.8 million and $126.0 million at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had no outstanding advances from the discount window.

Subordinated Debentures

For additional information, see “Note 7 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at June 30, 2022:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$2,657,684	$—	$—	$—	$2,657,684
Time Deposits	172,726	219,187	127,933	24,423	544,269
FHLB Advances	20,000	32,500	4,000	—	56,500
Subordinated Debentures	—	—	—	93,750	93,750
Commitment to Fund Tax Credit Investments	323	—	—	—	323
Operating Lease Obligations	518	1,006	735	433	2,692
Totals	$2,851,251	$252,693	$132,668	$118,606	$3,355,218

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

Capital

Total shareholders’ equity at June 30, 2022 was $374.9 million, a decrease of $4.4 million compared to total shareholders’ equity of $379.3 million at December 31, 2021, primarily due to an increase in unrealized losses in the securities portfolio and stock repurchases made under the Company’s stock repurchase program, offset partially by net income retained and unrealized gains in the derivatives portfolio.

Stock Repurchase Program. During the three months ended June 30, 2022, the Company repurchased 492,417 shares of its common stock, representing 1.8% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $16.16 for a total of $8.0 million. During the six months ended June 30, 2022, the Company repurchased 563,455 shares of its common stock, representing 2.0% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $16.26 for a total of $9.2 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At June 30, 2022, the remaining amount that could be used to repurchase shares under the stock repurchase program was $3.2 million. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2022. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Company (Consolidated):
Total Risk-based Capital	$520,465	13.98%	$297,826	8.00%	$390,897	10.50%	N/A	N/A
Tier 1 Risk-based Capital	382,935	10.29	223,370	6.00	316,441	8.50	N/A	N/A
Common Equity Tier 1 Capital	316,421	8.50	167,527	4.50	260,598	7.00	N/A	N/A
Tier 1 Leverage Ratio	382,935	10.33	148,348	4.00	148,348	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$474,151	12.74%	$297,672	8.00%	$390,695	10.50%	$372,090	10.00%
Tier 1 Risk-based Capital	429,080	11.53	223,254	6.00	316,277	8.50	297,672	8.00
Common Equity Tier 1 Capital	429,080	11.53	167,441	4.50	260,463	7.00	241,859	6.50
Tier 1 Leverage Ratio	429,080	11.43	150,118	4.00	150,118	4.00	187,647	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Company (Consolidated):
Total Risk-based Capital	$499,554	15.55%	$256,966	8.00%	$337,268	10.50%	N/A	N/A
Tier 1 Risk-based Capital	367,161	11.43	192,725	6.00	273,027	8.50	N/A	N/A
Common Equity Tier 1 Capital	300,647	9.36	144,543	4.50	224,845	7.00	N/A	N/A
Tier 1 Leverage Ratio	367,161	10.82	135,723	4.00	135,723	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$415,848	12.94%	$257,005	8.00%	$337,319	10.50%	$321,256	10.00%
Tier 1 Risk-based Capital	375,688	11.69	192,754	6.00	273,068	8.50	257,005	8.00
Common Equity Tier 1 Capital	375,688	11.69	144,565	4.50	224,879	7.00	208,816	6.50
Tier 1 Leverage Ratio	375,688	11.09	135,508	4.00	135,508	4.00	169,386	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules require a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At June 30, 2022, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$438,914	$453,609	$335,842	$463,306
Letters of Credit	13,108	102,909	10,521	109,126
Totals	$452,022	$556,518	$346,363	$572,432

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

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of June 30, 2022, the Company had no borrowings outstanding through the AFX.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	June 30, 2022	December 31, 2021

(Dollars in thousands)
Cash and Cash Equivalents	$43,168	$130,884
Securities Available for Sale	482,583	439,362
Total Primary Liquidity	$525,751	$570,246
Ratio of Primary Liquidity to Total Deposits	16.4%	19.4%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	June 30, 2022	December 31, 2021
(Dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$569,076	$550,807
Net Secured Borrowing Capacity with the Federal Reserve Bank	169,766	126,043
Unsecured Borrowing Capacity with Correspondent Lenders	208,000	208,000
Secured Borrowing Capacity with Correspondent Lender	25,000	25,000
Total Secondary Liquidity	$971,842	$909,850
Ratio of Primary and Secondary Liquidity to Total Deposits	46.8%	50.2%

During the six months ended June 30, 2022, primary liquidity decreased by $44.5 million due to a $87.7 million decrease in cash and cash equivalents, offset partially by a $43.2 million increase in securities available for sale, when compared to December 31, 2021. Secondary liquidity increased by $62.0 million as of June 30, 2022, when compared to December 31, 2021, due to a $43.7 million increase in the borrowing capacity on the secured credit line with the Federal Reserve Bank and an $18.3 million increase in the borrowing capacity on the secured borrowing line with the FHLB.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At June 30, 2022, core deposits totaled approximately $2.66 billion and represented 82.9% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At June 30, 2022, brokered deposits totaled $493.2 million, consisting of $271.8 million of brokered time deposits and $221.4 million of non-maturity brokered money market and transaction accounts. At December 31, 2021, brokered deposits totaled $369.3 million, consisting of $238.1 million of brokered time deposits and $131.2 million of non-maturity brokered money market and transaction accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of June 30, 2022, the Company was in compliance with all established liquidity guidelines in the policy.

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

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2022	2022	2021	2021	2021	2022	2021

Pre-Provision Net Revenue
Noninterest Income	$1,650	$1,557	$1,288	$1,410	$1,603	$3,207	$2,611
Less: Gain on sales of Securities	(52)	—	—	(48)	(702)	(52)	(702)
Total Operating Noninterest Income	1,598	1,557	1,288	1,362	901	3,155	1,909
Plus: Net Interest Income	32,530	30,180	29,153	28,673	26,288	62,710	51,683
Net Operating Revenue	$34,128	$31,737	$30,441	$30,035	$27,189	$65,865	$53,592

Noninterest Expense	$13,752	$13,508	$12,459	$13,236	$11,477	$27,260	$22,400
Less: Amortization of Tax Credit Investments	(63)	(117)	(152)	(152)	(140)	(180)	(258)
Less: Debt Prepayment Fees	—	—	—	(582)	—	—	—
Total Operating Noninterest Expense	$13,689	$13,391	$12,307	$12,502	$11,337	$27,080	$22,142

Pre-Provision Net Revenue	$20,439	$18,346	$18,134	$17,533	$15,852	$38,785	$31,450

Plus:
Non-Operating Revenue Adjustments	52	—	—	48	702	52	702
Less:
Provision for Loan Losses	3,025	1,675	1,150	1,300	1,600	4,700	2,700
Non-Operating Expense Adjustments	63	117	152	734	140	180	258
Provision for Income Taxes	4,521	4,292	4,318	4,038	3,821	8,813	7,530
Net Income	$12,882	$12,262	$12,514	$11,509	$10,993	$25,144	$21,664

Average Assets	$3,743,575	$3,513,798	$3,403,270	$3,332,301	$3,076,712	$3,629,321	$3,008,864
Pre-Provision Net Revenue Return on Average Assets	2.19%	2.12%	2.11%	2.09%	2.07%	2.16%	2.11%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2022	2022	2021	2021	2021	2022	2021

Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$32,806	$30,438	$29,388	$28,880	$26,495	$63,244	$52,105
Less: Loan Fees	(2,030)	(1,743)	(1,462)	(1,487)	(1,023)	(3,773)	(2,225)
Less: PPP Interest and Fees	(263)	(563)	(1,057)	(1,753)	(1,767)	(826)	(3,631)
Core Net Interest Income	$30,513	$28,132	$26,869	$25,640	$23,705	$58,645	$46,249

Average Interest Earning Assets	3,671,748	3,430,774	3,320,603	3,234,301	3,019,437	3,551,926	2,951,636
Less: Average PPP Loans	(8,335)	(18,140)	(39,900)	(76,006)	(149,312)	(13,210)	(149,098)
Core Average Interest Earning Assets	$3,663,413	$3,412,634	$3,280,703	$3,158,295	$2,870,125	$3,538,716	$2,802,538
Core Net Interest Margin	3.34%	3.34%	3.25%	3.22%	3.31%	3.34%	3.33%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2022	2022	2021	2021	2021	2022	2021

Efficiency Ratio
Noninterest Expense	$13,752	$13,508	$12,459	$13,236	$11,477	$27,260	$22,400
Less: Amortization of Intangible Assets	(47)	(48)	(48)	(48)	(47)	(95)	(95)
Adjusted Noninterest Expense	$13,705	$13,460	$12,411	$13,188	$11,430	$27,165	$22,305
Net Interest Income	32,530	30,180	29,153	28,673	26,288	62,710	51,683
Noninterest Income	1,650	1,557	1,288	1,410	1,603	3,207	2,611
Less: Gain on Sales of Securities	(52)	—	—	(48)	(702)	(52)	(702)
Adjusted Operating Revenue	$34,128	$31,737	$30,441	$30,035	$27,189	$65,865	$53,592
Efficiency Ratio	40.2%	42.4%	40.8%	43.9%	42.0%	41.2%	41.6%

Adjusted Efficiency Ratio
Noninterest Expense	$13,752	$13,508	$12,459	$13,236	$11,477	$27,260	$22,400
Less: Amortization of Tax Credit Investments	(63)	(117)	(152)	(152)	(140)	(180)	(258)
Less: Debt Prepayment Fees	—	—	—	(582)	—	—	—
Less: Amortization of Intangible Assets	(47)	(48)	(48)	(48)	(47)	(95)	(95)
Adjusted Noninterest Expense	$13,642	$13,343	$12,259	$12,454	$11,290	$26,985	$22,047
Net Interest Income	32,530	30,180	29,153	28,673	26,288	62,710	51,683
Noninterest Income	1,650	1,557	1,288	1,410	1,603	3,207	2,611
Less: Gain on Sales of Securities	(52)	—	—	(48)	(702)	(52)	(702)
Adjusted Operating Revenue	$34,128	$31,737	$30,441	$30,035	$27,189	$65,865	$53,592
Adjusted Efficiency Ratio	40.0%	42.0%	40.3%	41.5%	41.5%	41.0%	41.1%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2022	2022	2021	2021	2021	2022	2021

Adjusted Noninterest Expense to Average Assets (Annualized)
Noninterest Expense	$13,752	$13,508	$12,459	$13,236	$11,477	$27,260	$22,400
Less: Amortization of Tax Credit Investments	(63)	(117)	(152)	(152)	(140)	(180)	(258)
Less: Debt Prepayment Fees	—	—	—	(582)	—	—	—
Adjusted Noninterest Expense	$13,689	$13,391	$12,307	$12,502	$11,337	$27,080	$22,142

Average Assets	$3,743,575	$3,513,798	$3,403,270	$3,332,301	$3,076,712	$3,629,321	$3,008,864
Adjusted Noninterest Expense to Average Assets (Annualized)	1.47%	1.55%	1.43%	1.49%	1.48%	1.50%	1.48%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2022	2022	2021	2021	2021	2022	2021

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$374,883	$379,441	$379,272	$367,803	$290,830
Less: Preferred Stock	(66,514)	(66,514)	(66,514)	(66,515)	—
Total Common Shareholders' Equity	308,369	312,927	312,758	301,288	290,830
Less: Intangible Assets	(3,009)	(3,057)	(3,105)	(3,153)	(3,200)
Tangible Common Equity	$305,360	$309,870	$309,653	$298,135	$287,630

Total Assets	$3,883,264	$3,607,920	$3,477,659	$3,389,125	$3,162,612
Less: Intangible Assets	(3,009)	(3,057)	(3,105)	(3,153)	(3,200)
Tangible Assets	$3,880,255	$3,604,863	$3,474,554	$3,385,972	$3,159,412
Tangible Common Equity/Tangible Assets	7.87%	8.60%	8.91%	8.81%	9.10%

Tangible Book Value Per Share
Book Value Per Common Share	$11.14	$11.12	$11.09	$10.73	$10.33
Less: Effects of Intangible Assets	(0.11)	(0.11)	(0.11)	(0.11)	(0.11)
Tangible Book Value Per Common Share	$11.03	$11.01	$10.98	$10.62	$10.22

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$11,868	$11,249	$11,343	$11,509	$10,993	$23,117	$21,664

Average Shareholders' Equity	$381,448	$383,024	$374,035	$330,604	$286,311	$382,232	$279,558
Less: Average Preferred Stock	(66,514)	(66,514)	(66,515)	(32,332)	—	(66,514)	—
Average Common Equity	314,934	316,510	307,520	298,272	286,311	315,718	279,558
Less: Effects of Average Intangible Assets	(3,037)	(3,084)	(3,132)	(3,180)	(3,228)	(3,060)	(3,251)
Average Tangible Common Equity	$311,897	$313,426	$304,388	$295,092	$283,083	$312,658	$276,307
Return on Average Tangible Common Equity	15.26%	14.56%	14.78%	15.47%	15.58%	14.91%	15.81%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2022	2022	2021	2021	2021	2022	2021

Adjusted Diluted Earnings Per Common Share
Net Income Available to Common Shareholders	$11,868	$11,249	$11,343	$11,509	$10,993	$23,117	$21,664
Add: Debt Prepayment Fees	—	—	—	582	—	—	—
Less: Tax Impact	—	—	—	(151)	—	—	—
Net Income, Excluding Impact of Debt Prepayment Fees	$11,868	$11,249	$11,343	$11,940	$10,993	$23,117	$21,664

Diluted Weighted Average Shares Outstanding	28,803,842	29,156,085	29,038,785	29,110,547	29,128,181	28,991,780	29,048,424
Adjusted Diluted Earnings Per Common Share	$0.41	$0.39	$0.39	$0.41	$0.38	$0.80	$0.75

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At June 30, 2022 and December 31, 2021, these cash flow hedges had a total notional amount of $250.0 million and $235.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2022 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200,

300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

(dollars in thousands)	June 30, 2022		December 31, 2021
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$137,534	(1.61)%	$116,256	5.75%
+300	138,282	(1.07)	114,328	4.00
+200	138,863	(0.66)	112,288	2.15
+100	139,278	(0.36)	110,539	0.55
0	139,783	—	109,930	—
−100	140,495	0.51	106,955	(2.71)

The table above indicates that as of June 30, 2022, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 1.61% decrease in net interest income. In the event of an immediate 100 basis point decrease in interest rates, the Company would experience a 0.51% increase in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2022, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the second quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2022	179,996	$16.56	179,996	$8,222,832
May 1 - 31, 2022	174,100	15.91	174,100	5,453,402
June 1 - 30, 2022	138,671	15.97	138,321	3,243,732
Total	492,767	$16.16	492,417	$3,243,732
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.

(2)	On January 22, 2019, the Company’s board of directors approved a stock repurchase program which authorized the Company to repurchase up to $15.0 million of its common stock, subject to certain limitations and conditions. The stock repurchase program was effective immediately and subsequently expanded. On July 23, 2019, and October 27, 2020, the Company’s board of directors approved $10.0 million and $15.0 million increases, respectively, to the Company’s stock repurchase program for a total authorization of $40.0 million. Additionally, on October 27, 2020, the stock repurchase program duration was extended to run through October 27, 2022. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended June 30, 2022 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: August 4, 2022	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)