Form 10-Q
period 2022-09-30
Bridgewater Bancshares Inc
filed 2022-11-03
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the Common Stock outstanding as of November 1, 2022 was 27,590,978.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$75,496	$143,473
Bank-Owned Certificates of Deposit	1,182	1,876
Securities Available for Sale, at Fair Value	542,007	439,362
Loans, Net of Allowance for Loan Losses of $46,491 at September 30, 2022 (unaudited) and $40,020 at December 31, 2021	3,324,503	2,769,917
Federal Home Loan Bank (FHLB) Stock, at Cost	15,603	5,242
Premises and Equipment, Net	48,941	49,395
Accrued Interest	11,198	9,186
Goodwill	2,626	2,626
Other Intangible Assets, Net	336	479
Other Assets	107,095	56,103
Total Assets	$4,128,987	$3,477,659

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$961,084	$875,084
Interest Bearing	2,343,990	2,071,153
Total Deposits	3,305,074	2,946,237
Federal Funds Purchased	212,000	—
FHLB Advances	71,500	42,500
Subordinated Debentures, Net of Issuance Costs	92,559	92,239
Accrued Interest Payable	2,214	1,409
Other Liabilities	63,633	16,002
Total Liabilities	3,746,980	3,098,387

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at September 30, 2022 (unaudited) and December 31, 2021	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,587,978 at September 30, 2022 (unaudited) and 28,206,566 at December 31, 2021	276	282
Additional Paid-In Capital	95,973	104,123
Retained Earnings	235,964	199,347
Accumulated Other Comprehensive Income (Loss)	(16,720)	9,006
Total Shareholders' Equity	382,007	379,272
Total Liabilities and Equity	$4,128,987	$3,477,659

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2022	2021
INTEREST INCOME
Loans, Including Fees	$37,666	$34,358	$31,049	$103,768	$87,705
Investment Securities	4,372	3,325	2,333	10,567	7,065
Other	321	99	135	500	334
Total Interest Income	42,359	37,782	33,517	114,835	95,104

INTEREST EXPENSE
Deposits	5,984	3,456	3,417	12,598	10,601
Notes Payable	—	—	—	—	61
FHLB Advances	329	167	213	646	669
Subordinated Debentures	1,242	1,219	1,214	3,658	3,411
Federal Funds Purchased	709	410	—	1,128	6
Total Interest Expense	8,264	5,252	4,844	18,030	14,748

NET INTEREST INCOME	34,095	32,530	28,673	96,805	80,356
Provision for Loan Losses	1,500	3,025	1,300	6,200	4,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	32,595	29,505	27,373	90,605	76,356

NONINTEREST INCOME
Customer Service Fees	313	298	268	892	733
Net Gain on Sales of Available for Sale Securities	—	52	48	52	750
Other Income	1,074	1,300	1,094	3,650	2,538
Total Noninterest Income	1,387	1,650	1,410	4,594	4,021

NONINTEREST EXPENSE
Salaries and Employee Benefits	9,449	8,977	8,309	27,120	22,923
Occupancy and Equipment	1,086	1,042	942	3,213	2,977
Other Expense	3,622	3,733	3,985	11,084	9,736
Total Noninterest Expense	14,157	13,752	13,236	41,417	35,636

INCOME BEFORE INCOME TAXES	19,825	17,403	15,547	53,782	44,741
Provision for Income Taxes	5,312	4,521	4,038	14,125	11,568
NET INCOME	14,513	12,882	11,509	39,657	33,173
Preferred Stock Dividends	(1,013)	(1,014)	—	(3,040)	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$13,500	$11,868	$11,509	$36,617	$33,173

EARNINGS PER SHARE
Basic	$0.49	$0.43	$0.41	$1.32	$1.18
Diluted	0.47	0.41	0.40	1.27	1.14

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$14,513	$11,509	$39,657	$33,173
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	(18,073)	(237)	(56,487)	114
Unrealized Gains (Losses) on Cash Flow Hedges	7,725	242	21,117	3,295
Reclassification Adjustment for (Gains) Losses Realized in Income	(119)	358	511	329
Income Tax Impact	4,808	(73)	9,133	(785)
Total Other Comprehensive Income (Loss), Net of Tax	(5,659)	290	(25,726)	2,953
Comprehensive Income	$8,854	$11,799	$13,931	$36,126

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Nine Months Ended September 30, 2022 and 2021

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE June 30, 2021	$—	28,162,777	$282	$104,811	$176,495	$9,242	$290,830
Stock-based Compensation	—	4,552	—	608	—	—	608
Comprehensive Income (Loss)	—	—	—	—	11,509	290	11,799
Preferred Stock Offering, Net of Issuance Costs	66,515	—	—	—	—	—	66,515
Stock Options Exercised	—	26,000	—	89	—	—	89
Stock Repurchases	—	(126,507)	(1)	(2,037)	—	—	(2,038)
BALANCE September 30, 2021	$66,515	28,066,822	$281	$103,471	$188,004	$9,532	$367,803

BALANCE June 30, 2022	$66,514	27,677,372	$277	$96,689	$222,464	$(11,061)	$374,883
Stock-based Compensation	—	4,744	—	876	—	—	876
Comprehensive Income (Loss)	—	—	—	—	14,513	(5,659)	8,854
Stock Options Exercised	—	3,250	—	41	—	—	41
Stock Repurchases	—	(99,310)	(1)	(1,615)	—	—	(1,616)
Vested Restricted Stock Units	—	3,000	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(1,078)	—	(18)	—	—	(18)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE September 30, 2022	$66,514	27,587,978	$276	$95,973	$235,964	$(16,720)	$382,007

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Nine Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2020	$—	28,143,493	$281	$103,714	$154,831	$6,579	$265,405
Stock-based Compensation	—	14,408	—	1,765	—	—	1,765
Comprehensive Income	—	—	—	—	33,173	2,953	36,126
Preferred Stock Offering, Net of Issuance Costs	66,515	—	—	—	—	—	66,515
Stock Options Exercised	—	52,400	1	242	—	—	243
Stock Repurchases	—	(143,125)	(1)	(2,245)	—	—	(2,246)
Restricted Shares Withheld for Taxes	—	(354)	—	(5)	—	—	(5)
BALANCE September 30, 2021	$66,515	28,066,822	$281	$103,471	$188,004	$9,532	$367,803

BALANCE December 31, 2021	$66,514	28,206,566	$282	$104,123	$199,347	$9,006	$379,272
Stock-based Compensation	—	14,400	—	2,557	—	—	2,557
Comprehensive Income (Loss)	—	—	—	—	39,657	(25,726)	13,931
Stock Options Exercised	—	28,000	—	106	—	—	106
Stock Repurchases	—	(662,765)	(6)	(10,772)	—	—	(10,778)
Forfeiture of Restricted Stock Awards	—	(1,000)	—	(3)	—	—	(3)
Vested Restricted Stock Units	—	5,100	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(2,323)	—	(38)	—	—	(38)
Preferred Stock Dividend	—	—	—	—	(3,040)	—	(3,040)
BALANCE September 30, 2022	$66,514	27,587,978	$276	$95,973	$235,964	$(16,720)	$382,007

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$39,657	$33,173
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	1,712	2,567
Net Gain on Sales of Securities Available for Sale	(52)	(750)
Provision for Loan Losses	6,200	4,000
Depreciation of Premises and Equipment	1,911	1,755
Amortization of Other Intangible Assets	143	143
Amortization of Subordinated Debt Issuance Costs	320	299
Stock-based Compensation	2,557	1,765
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(7,859)	(6,957)
Accrued Interest Payable and Other Liabilities	35,780	7,876
Net Cash Provided by Operating Activities	80,369	43,871

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Bank-Owned Certificates of Deposit	694	983
Proceeds from Sales of Securities Available for Sale	25,066	11,877
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	30,253	33,250
Purchases of Securities Available for Sale	(210,432)	(64,669)
Net Increase in Loans	(560,786)	(384,476)
Net Increase in FHLB Stock	(10,361)	(415)
Purchases of Premises and Equipment	(1,457)	(571)
Purchase of Bank-Owned Life Insurance	(7,407)	(25,166)
Net Cash Used in Investing Activities	(734,430)	(429,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	358,837	352,521
Net Increase in Federal Funds Purchased	212,000	—
Principal Payments on Notes Payable	—	(11,000)
Proceeds from FHLB Advances	29,000	—
Principal Payments on FHLB Advances	—	(10,000)
Issuance of Preferred Stock, net of Issuance Costs	—	66,515
Preferred Stock Dividends Paid	(3,040)	—
Issuance of Subordinated Debt, net of Issuance Costs	—	29,365
Redemption of Subordinated Debt	—	(11,250)
Stock Options Exercised	106	243
Stock Repurchases	(10,778)	(2,246)
Forfeiture of Restricted Stock Awards	(3)	—
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(38)	(5)
Net Cash Provided by Financing Activities	586,084	414,143

NET CHANGE IN CASH AND CASH EQUIVALENTS	(67,977)	28,827
Cash and Cash Equivalents Beginning	143,473	160,675
Cash and Cash Equivalents Ending	$75,496	$189,502

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$16,905	$14,408
Cash Paid for Income Taxes	14,155	15,176
Net Investment Securities Purchased but Not Settled	5,731	5,432

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three and nine-month periods ended September 30, 2022 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2022.

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

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on March 13, 2018; (2) the last day of the fiscal year in which the Company has $1.24 billion or more in annual revenues; (3) the date on which the Company is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); or (4) the date on which the Company has, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities.

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

Subsequent Events

Subsequent events have been evaluated through November 3, 2022, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of stock compensation. For the three and nine months ended September 30, 2022, stock options, restricted stock awards and restricted stock units of approximately 300,500 shares were excluded from the calculation because they were deemed to be anti-dilutive. For the three and nine months ended September 30, 2021, stock options, restricted stock awards and restricted stock units of approximately 55,000 shares were excluded from the calculation because their effect would have been anti-dilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Net Income Available to Common Shareholders	$13,500	$11,509	$36,617	$33,173
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,520,117	28,047,280	27,825,517	28,035,246
Dilutive Effect of Stock Compensation	1,072,737	1,063,267	1,057,184	1,042,604
Weighted Average Common Stock Outstanding (Dilutive)	28,592,854	29,110,547	28,882,701	29,077,850

Basic Earnings per Common Share	$0.49	$0.41	$1.32	$1.18
Diluted Earnings per Common Share	0.47	0.40	1.27	1.14

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at September 30, 2022 and December 31, 2021:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$2,374	$—	$(36)	$2,338
Municipal Bonds	196,102	54	(25,920)	170,236
Mortgage-Backed Securities	207,973	8	(16,396)	191,585
Corporate Securities	113,041	39	(5,020)	108,060
SBA Securities	22,585	96	(141)	22,540
Asset-Backed Securities	47,359	348	(459)	47,248
Total Securities Available for Sale	$589,434	$545	$(47,972)	$542,007

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$756	$—	$(2)	$754
Municipal Bonds	151,665	7,492	(788)	158,369
Mortgage-Backed Securities	125,563	1,085	(2,111)	124,537
Corporate Securities	81,925	2,740	(185)	84,480
SBA Securities	30,474	102	(206)	30,370
Asset-Backed Securities	39,867	1,044	(59)	40,852
Total Securities Available for Sale	$430,250	$12,463	$(3,351)	$439,362

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2022
U.S. Treasury Securities	$2,338	$(36)	$—	$—	$2,338	$(36)
Municipal Bonds	135,714	(16,465)	31,839	(9,455)	167,553	(25,920)
Mortgage-Backed Securities	125,805	(6,300)	54,041	(10,096)	179,846	(16,396)
Corporate Securities	93,186	(4,098)	9,549	(922)	102,735	(5,020)
SBA Securities	1,071	(2)	10,645	(139)	11,716	(141)
Asset-Backed Securities	24,382	(330)	2,900	(129)	27,282	(459)
Total Securities Available for Sale	$382,496	$(27,231)	$108,974	$(20,741)	$491,470	$(47,972)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2021
U.S. Treasury Securities	$754	$(2)	$—	$—	$754	$(2)
Municipal Bonds	44,332	(708)	3,757	(80)	48,089	(788)
Mortgage-Backed Securities	36,921	(630)	35,949	(1,481)	72,870	(2,111)
Corporate Securities	9,398	(133)	1,948	(52)	11,346	(185)
SBA Securities	3,896	(7)	16,297	(199)	20,193	(206)
Asset-Backed Securities	6,742	(59)	—	—	6,742	(59)
Total Securities Available for Sale	$102,043	$(1,539)	$57,951	$(1,812)	$159,994	$(3,351)

At September 30, 2022, 564 debt securities had unrealized losses with aggregate depreciation of approximately 8.9% from the Company’s amortized cost basis. At December 31, 2021, 199 debt securities had unrealized losses with aggregate depreciation of approximately 2.1% from the Company’s amortized cost basis. These unrealized losses related principally to changes in interest rates and were not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold these debt securities for the foreseeable future, no declines were deemed to be other than temporary as of September 30, 2022.

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of September 30, 2022. Call date is used when a call of the debt security is expected, as determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
September 30, 2022
Due in One Year or Less	$2,692	$2,665
Due After One Year Through Five Years	35,380	34,227
Due After Five Years Through 10 Years	158,065	146,852
Due After 10 Years	115,380	96,890
Subtotal	311,517	280,634
Mortgage-Backed Securities	207,973	191,585
SBA Securities	22,585	22,540
Asset-Backed Securities	47,359	47,248
Totals	$589,434	$542,007

As of September 30, 2022 and December 31, 2021, the securities portfolio was unencumbered.

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Proceeds From Sales of Securities	$—	$4,119	$25,066	$11,877
Gross Gains on Sales	—	498	234	1,200
Gross Losses on Sales	—	(450)	(182)	(450)

Note 4: Loans

The following table presents the components of the loan portfolio at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Commercial	$412,448	$360,169
Paycheck Protection Program	1,192	26,162
Construction and Land Development	335,557	281,474
Real Estate Mortgage:
1-4 Family Mortgage	341,102	305,317
Multifamily	1,230,509	910,243
CRE Owner Occupied	151,088	111,096
CRE Nonowner Occupied	900,691	818,569
Total Real Estate Mortgage Loans	2,623,390	2,145,225
Consumer and Other	7,495	6,442
Total Loans, Gross	3,380,082	2,819,472
Allowance for Loan Losses	(46,491)	(40,020)
Net Deferred Loan Fees	(9,088)	(9,535)
Total Loans, Net	$3,324,503	$2,769,917

The following table presents the activity in the allowance for loan losses, by segment, for the three months ended September 30, 2022 and 2021:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Three Months Ended September 30, 2022
Allowance for Loan Losses:
Beginning Balance	$6,275	$2	$4,772	$4,206	$14,977	$1,920	$12,235	$154	$170	$44,711
Provision for Loan Losses	70	(1)	(303)	(257)	1,845	107	47	13	(21)	1,500
Loans Charged-off	—	—	—	—	—	—	—	(5)	—	(5)
Recoveries of Loans	3	—	—	281	—	—	—	1	—	285
Total Ending Allowance Balance	$6,348	$1	$4,469	$4,230	$16,822	$2,027	$12,282	$163	$149	$46,491

Three Months Ended September 30, 2021
Allowance for Loan Losses:
Beginning Balance	$6,525	$50	$3,427	$3,502	$11,150	$1,244	$11,018	$220	$455	$37,591
Provision for Loan Losses	171	(23)	47	33	816	179	3	(37)	111	1,300
Loans Charged-off	(6)	—	—	—	—	—	—	(14)	—	(20)
Recoveries of Loans	12	—	—	18	—	—	—	—	—	30
Total Ending Allowance Balance	$6,702	$27	$3,474	$3,553	$11,966	$1,423	$11,021	$169	$566	$38,901

The following table presents the activity in the allowance for loan losses, by segment, for the nine months ended September 30, 2022 and 2021:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Nine Months Ended September 30, 2022
Allowance for Loan Losses:
Beginning Balance	$6,256	$13	$3,757	$3,757	$12,610	$1,495	$11,335	$147	$650	$40,020
Provision for Loan Losses	98	(12)	712	187	4,212	532	947	25	(501)	6,200
Loans Charged-off	(13)	—	—	—	—	—	—	(21)	—	(34)
Recoveries of Loans	7	—	—	286	—	—	—	12	—	305
Total Ending Allowance Balance	$6,348	$1	$4,469	$4,230	$16,822	$2,027	$12,282	$163	$149	$46,491

Nine Months Ended September 30, 2021
Allowance for Loan Losses:
Beginning Balance	$5,703	$70	$2,491	$3,972	$9,517	$1,162	$10,991	$203	$732	$34,841
Provision for Loan Losses	971	(43)	983	(437)	2,449	229	30	(16)	(166)	4,000
Loans Charged-off	(6)	—	—	(5)	—	—	—	(26)	—	(37)
Recoveries of Loans	34	—	—	23	—	32	—	8	—	97
Total Ending Allowance Balance	$6,702	$27	$3,474	$3,553	$11,966	$1,423	$11,021	$169	$566	$38,901

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of September 30, 2022 and December 31, 2021:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses at September 30, 2022
Individually Evaluated for Impairment	$12	$—	$—	$—	$—	$—	$222	$—	$—	$234
Collectively Evaluated for Impairment	6,336	1	4,469	4,230	16,822	2,027	12,060	163	149	46,257
Totals	$6,348	$1	$4,469	$4,230	$16,822	$2,027	$12,282	$163	$149	$46,491

Allowance for Loan Losses at December 31, 2021
Individually Evaluated for Impairment	$607	$—	$—	$—	$—	$—	$—	$—	$—	$607
Collectively Evaluated for Impairment	5,649	13	3,757	3,757	12,610	1,495	11,335	147	650	39,413
Totals	$6,256	$13	$3,757	$3,757	$12,610	$1,495	$11,335	$147	$650	$40,020

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Loans at September 30, 2022
Individually Evaluated for Impairment	$10,273	$—	$110	$280	$—	$1,667	$18,437	$—	$30,767
Collectively Evaluated for Impairment	402,175	1,192	335,447	340,822	1,230,509	149,421	882,254	7,495	3,349,315
Totals	$412,448	$1,192	$335,557	$341,102	$1,230,509	$151,088	$900,691	$7,495	$3,380,082

Loans at December 31, 2021
Individually Evaluated for Impairment	$14,512	$—	$130	$1,390	$—	$2,421	$4,188	$—	$22,641
Collectively Evaluated for Impairment	345,657	26,162	281,344	303,927	910,243	108,675	814,381	6,442	2,796,831
Totals	$360,169	$26,162	$281,474	$305,317	$910,243	$111,096	$818,569	$6,442	$2,819,472

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Recorded	Principal	Related	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Commercial	$10,190	$10,190	$—	$4,545	$4,545	$—
Construction and Land Development	110	717	—	130	737	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	—	—	—	933	933	—
1st REM - Rentals	280	280	—	457	457	—
CRE Owner Occupied	1,667	1,744	—	2,421	2,466	—
CRE Nonowner Occupied	6,302	6,302	—	4,188	4,188	—
Totals	18,549	19,233	—	12,674	13,326	—

Loans With An Allowance for Loan Losses:
Commercial	83	83	12	9,967	9,967	607
Real Estate Mortgage:
CRE Nonowner Occupied	12,135	12,135	222	—	—	—
Totals	12,218	12,218	234	9,967	9,967	607
Grand Totals	$30,767	$31,451	$234	$22,641	$23,293	$607

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$9,929	$187	$50	$1	$11,343	$519	$50	$3
Construction and Land Development	114	—	137	—	120	—	144	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	—	—	884	12	—	—	884	34
1st REM - Rentals	282	4	465	6	286	11	470	18
CRE Owner Occupied	1,751	17	867	3	1,762	49	868	9
CRE Nonowner Occupied	6,333	85	4,232	54	6,431	249	4,262	161
Totals	18,409	293	6,635	76	19,942	828	6,678	225

Loans With An Allowance for Loan Losses:
Commercial	84	—	1,154	14	86	1	1,155	40
Real Estate Mortgage:
CRE Nonowner Occupied	12,135	127	—	—	12,135	370	—	—
Totals	12,219	127	1,154	14	12,221	371	1,155	40
Grand Totals	$30,628	$420	$7,789	$90	$32,163	$1,199	$7,833	$265

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

The following tables present the risk category of loans by loan segment as of September 30, 2022 and December 31, 2021, based on the most recent analysis performed by management:

	September 30, 2022
(dollars in thousands)	Pass	Watch	Substandard	Total
Commercial	$396,736	$5,439	$10,273	$412,448
Paycheck Protection Program	1,192	—	—	1,192
Construction and Land Development	335,447	—	110	335,557
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	29,981	—	—	29,981
1st REM - 1-4 Family	51,246	678	—	51,924
LOCs and 2nd REM - Rentals	25,164	10	—	25,174
1st REM - Rentals	233,743	—	280	234,023
Multifamily	1,230,509	—	—	1,230,509
CRE Owner Occupied	149,421	—	1,667	151,088
CRE Nonowner Occupied	865,622	16,632	18,437	900,691
Consumer and Other	7,495	—	—	7,495
Totals	$3,326,556	$22,759	$30,767	$3,380,082

	December 31, 2021
(dollars in thousands)	Pass	Watch	Substandard	Total
Commercial	$336,939	$8,718	$14,512	$360,169
Paycheck Protection Program	26,162	—	—	26,162
Construction and Land Development	281,344	—	130	281,474
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,327	—	933	31,260
1st REM - 1-4 Family	48,024	689	—	48,713
LOCs and 2nd REM - Rentals	21,625	16	—	21,641
1st REM - Rentals	203,246	—	457	203,703
Multifamily	910,243	—	—	910,243
CRE Owner Occupied	108,675	—	2,421	111,096
CRE Nonowner Occupied	774,474	39,907	4,188	818,569
Consumer and Other	6,442	—	—	6,442
Totals	$2,747,501	$49,330	$22,641	$2,819,472

The following tables present the aging of the recorded investment in past due loans by loan segment as of September 30, 2022 and December 31, 2021:

	Accruing Interest
		30-89 Days	90 Days or
(dollars in thousands)	Current	Past Due	More Past Due	Nonaccrual	Total
September 30, 2022
Commercial	$412,448	$—	$—	$—	$412,448
Paycheck Protection Program	1,155	37	—	—	1,192
Construction and Land Development	335,447	—	—	110	335,557
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	29,981	—	—	—	29,981
1st REM - 1-4 Family	51,924	—	—	—	51,924
LOCs and 2nd REM - Rentals	25,174	—	—	—	25,174
1st REM - Rentals	234,023	—	—	—	234,023
Multifamily	1,230,509	—	—	—	1,230,509
CRE Owner Occupied	150,535	—	—	553	151,088
CRE Nonowner Occupied	900,691	—	—	—	900,691
Consumer and Other	7,494	1	—	—	7,495
Totals	$3,379,381	$38	$—	$663	$3,380,082

	Accruing Interest
		30-89 Days	90 Days or
(dollars in thousands)	Current	Past Due	More Past Due	Nonaccrual	Total
December 31, 2021
Commercial	$360,169	$—	$—	$—	$360,169
Paycheck Protection Program	26,162	—	—	—	26,162
Construction and Land Development	281,344	—	—	130	281,474
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	31,211	49	—	—	31,260
1st REM - 1-4 Family	48,713	—	—	—	48,713
LOCs and 2nd REM - Rentals	21,641	—	—	—	21,641
1st REM - Rentals	203,703	—	—	—	203,703
Multifamily	910,243	—	—	—	910,243
CRE Owner Occupied	110,504	—	—	592	111,096
CRE Nonowner Occupied	818,569	—	—	—	818,569
Consumer and Other	6,442	—	—	—	6,442
Totals	$2,818,701	$49	$—	$722	$2,819,472

At September 30, 2022, there were two loans classified as troubled debt restructurings with total aggregate outstanding balances of $193,000. In comparison, at December 31, 2021, there were four loans classified as troubled debt restructurings with total aggregate outstanding balances of $1.4 million. There were no new loans classified as troubled debt restructurings during the nine month period ended September 30, 2022 and no loans classified as troubled debt restructurings during the previous twelve months subsequently defaulted during the nine months ended September 30, 2022.

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

The following table presents a summary of active loan modifications made in response to the COVID-19 pandemic, by loan segment and modification type, as of September 30, 2022:

	Interest-Only		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Real Estate Mortgage:
CRE Nonowner Occupied	$10,623	1	$—	—	$10,623	1
Totals	$10,623	1	$—	—	$10,623	1

Note 5: Deposits

The following table presents the composition of deposits at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Transaction Deposits	$1,471,480	$1,419,873
Savings and Money Market Deposits	1,077,333	863,567
Time Deposits	293,052	293,474
Brokered Deposits	463,209	369,323
Totals	$3,305,074	$2,946,237

Brokered deposits contain brokered transaction and money market accounts of $195.7 million and $131.2 million as of September 30, 2022 and December 31, 2021, respectively.

The following table presents the scheduled maturities of brokered and customer time deposits at September 30, 2022:

September 30,
(dollars in thousands)	2022
Less than 1 Year	$222,981
1 to 2 Years	103,232
2 to 3 Years	114,268
3 to 4 Years	74,726
4 to 5 Years	28,391
Greater than 5 Years	17,000
Totals	$560,598

The aggregate amount of time deposits greater than $250,000 was approximately $100.0 million and $59.6 million at September 30, 2022 and December 31, 2021, respectively.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$65,618	$8,492	$49,101	$641
Liabilities	65,618	(8,492)	49,101	(641)
Total	$131,236	$—	$98,202	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $3.4 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Notional Amount	$125,000	$125,000
Weighted Average Pay Rate	1.23%	1.27%
Weighted Average Receive Rate	2.24%	0.14%
Weighted Average Maturity (Years)	3.02	3.76
Net Unrealized Gain	$10,834	$791

The Company purchases interest rate caps, designated as cash flow hedges, of certain deposit liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the nine months ended September 30, 2022 and 2021, the company recognized amortization expense on the interest rate caps of $574,000 and $212,000, respectively, which was recorded as a component of interest expense on brokered deposits and FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Notional Amount	$125,000	$110,000
Unamortized Premium Paid	6,070	5,859
Weighted Average Strike Rate	0.96%	0.90%
Weighted Average Maturity (Years)	7.60	8.72

The following table presents a summary of the Company’s interest rate contracts as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$125,000	$10,834	$90,000	$1,717
Liabilities	—	—	35,000	(926)
Interest rate cap agreements:
Assets	125,000	19,203	110,000	7,356

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of September 30, 2022 and December 31, 2021, the Company pledged cash collateral for the Company’s derivative contracts of $0 and $370,000, respectively. In addition, as of September 30, 2022 and December 31, 2021, the Company's counterparties pledged cash collateral to the Company of $38.2 million and $8.6 million, respectively.

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and nine months ended September 30, 2022 and 2021:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2022	2021	2022	2021
Derivatives in	Location of Gain (Loss)	Gain (Loss)		Loss
Cash Flow Hedging	Reclassified	Reclassified from		Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings		AOCI into Earnings
Interest rate swaps	Interest expense	$288	$(290)	$(24)	$(827)
Interest rate caps	Interest expense	(169)	(116)	(539)	(252)

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three and nine months ended September 30, 2022 and 2021, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 7: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank with principal balances of $1.14 billion and $930.9 million at September 30, 2022 and December 31, 2021, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $426.6 million and $550.8 million at September 30, 2022 and December 31, 2021, respectively.

The following table presents FHLB advances, by maturity, at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	2.83%	$55,000	—%	$—
1 to 2 Years	1.29	7,500	—	—
2 to 3 Years	1.22	5,000	1.66	22,500
3 to 4 Years	—	—	1.22	16,000
4 to 5 Years	0.78	4,000	0.78	4,000
Totals		$71,500		$42,500

Line of Credit. In 2021, the Company entered into a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that was secured by 100% of the issued and outstanding stock of the Bank. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. As of September 30, 2022 and December 31, 2021, the Company believes it was in compliance with all covenants.

On September 1, 2022, the Company entered into a second amendment to the agreement which increased the maximum principal amount of the Company’s revolving line of credit from $25.0 million to $40.0 million and extended the maturity date from February 28, 2023 to September 1, 2024. As of September 30, 2022 and December 31, 2021, there were no outstanding balances under the revolving line of credit.

Note 8: Subordinated Debentures

The following table presents a summary of the Company’s subordinated debentures as of September 30, 2022:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	September 30, 2022	December 31, 2021	Rate	Coupon Structure
(dollars in thousands)
2027 Notes	July 12, 2017	July 15, 2022	July 15, 2027	$13,750	$13,750	6.62%	Fixed-to-Floating (1)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	50,000	50,000	5.25%	Fixed-to-Floating (2)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	30,000	3.25%	Fixed-to-Floating (3)
Subordinated Debentures				93,750	93,750
Debt Issuance Costs				(1,191)	(1,511)
Subordinated Debentures, Net of Issuance Costs				$92,559	$92,239
(1)	Three month LIBOR (as determined on July 15, 2022) + 3.88% beginning July 15, 2022 until either the early redemption date or the maturity date.
(2)	Migrates to three month term SOFR + 5.13% beginning July 1, 2025 until either the early redemption date or the maturity date.
(3)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the early redemption date or the maturity date.

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

The following commitments were outstanding at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Unfunded Commitments Under Lines of Credit	$837,708	$799,148
Letters of Credit	122,438	119,647
Totals	$960,146	$918,795

The Company had outstanding letters of credit with the FHLB in total amounts of $95.7 million and $36.5 million at September 30, 2022 and December 31, 2021, respectively, on behalf of customers and to secure public deposits.

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

Note 10: Stock Options and Restricted Stock

In 2012, the Company adopted the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (the “2012 Plan”) under which the Company was able to grant options to its directors, officers, and employees for up to 750,000 shares of common stock. Both incentive stock options and nonqualified stock options were granted under the 2012 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant, and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of five years. The 2012 Plan expired in March 2022, and awards are no longer able to be granted under the 2012 Plan.

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of September 30, 2022 and December 31, 2021, there were 44,700 and 294,700 shares, respectively, of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). Under the 2019 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of September 30, 2022 and December 31, 2021, there were 346,247 and 352,575 shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

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

The weighted average assumptions used in the model of valuing stock option grants for the nine months ended September 30, 2022, are as follows:

	September 30,
	2022
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	24.71%
Risk-Free Interest Rate	1.70%

The following table presents a summary of the status of the Company’s stock option grants for the nine months ended September 30, 2022:

	September 30, 2022
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,768,745	$7.67
Granted	290,000	17.50
Exercised	(28,000)	3.81
Forfeitures	(12,000)	14.77
Outstanding at Period End	2,018,745	$9.10

Options Exercisable at Period End	1,348,470	$7.06

For the three months ended September 30, 2022 and 2021, the Company recognized compensation expense for stock options of $326,000 and $234,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized compensation expense for stock options of $926,000 and $686,000, respectively.

The following table presents information pertaining to options outstanding at September 30, 2022:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$2.13 - 3.99	384,000	$3.04	1.3	384,000	$3.04
7.00 - 7.99	926,717	7.47	5.0	733,317	7.47
8.00 - 8.99	20,000	8.76	7.5	7,500	8.76
10.00 - 10.99	10,000	10.08	7.7	5,000	10.08
11.00 - 11.99	85,000	11.27	6.6	51,000	11.27
12.00 - 12.99	267,528	12.90	6.9	145,028	12.90
13.00 - 13.99	25,000	13.22	5.6	20,000	13.22
17.00 - 17.99	300,500	17.50	9.3	2,625	17.49
Totals	2,018,745	$9.10	5.3	1,348,470	$7.06

As of September 30, 2022, there was $1.8 million of total unrecognized compensation cost related to nonvested stock options granted under the 2012 Plan, 2017 Plan and 2019 EIP that is expected to be recognized over a weighted-average period of 2.8 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the nine months ended September 30, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2021	435,900	$3.43
Granted	290,000	5.28
Vested	(43,625)	3.95
Forfeited	(12,000)	5.12
Nonvested Options at September 30, 2022	670,275	$4.17

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with forfeitable voting and dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the nine months ended September 30, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Awards at December 31, 2021	75,113	$12.59
Granted	—	—
Vested	(2,786)	10.32
Forfeited	(1,000)	12.92
Nonvested Awards at September 30, 2022	71,327	$12.68

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended September 30, 2022 and 2021, the Company recognized compensation expense for restricted stock awards of $113,000 and $115,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized compensation expense for restricted stock awards of $335,000 and $340,000, respectively.

As of September 30, 2022, there was $546,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 1.2 years.

In addition, during the nine months ended September 30, 2022, the Company issued 14,400 shares of unrestricted common stock to non-employee directors, or their designee, as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to non-employee directors, or their designee, of $236,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the nine months ended September 30, 2022:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested Units at December 31, 2021	344,908	$15.02
Granted	2,500	17.50
Vested	(5,100)	15.67
Forfeited	(9,572)	15.12
Nonvested Units at September 30, 2022	332,736	$15.02

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended September 30, 2022 and 2021, the Company recognized compensation expense for restricted stock units of $358,000 and $179,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized compensation expense for restricted stock units of $1.1 million and $499,000, respectively.

As of September 30, 2022, there was $3.9 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 2.8 years.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of September 30, 2022 and December 31, 2021:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Company (Consolidated):
Total Risk-based Capital	$535,184	13.78%	$310,810	8.00%	$407,939	10.50%	N/A	N/A
Tier 1 Risk-based Capital	395,765	10.19	233,108	6.00	330,236	8.50	N/A	N/A
Common Equity Tier 1 Capital	329,251	8.47	174,831	4.50	271,959	7.00	N/A	N/A
Tier 1 Leverage Ratio	395,765	9.98	158,647	4.00	158,647	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$491,982	12.67%	$310,689	8.00%	$407,779	10.50%	$388,361	10.00%
Tier 1 Risk-based Capital	445,131	11.46	233,017	6.00	330,107	8.50	310,689	8.00
Common Equity Tier 1 Capital	445,131	11.46	174,762	4.50	271,853	7.00	252,435	6.50
Tier 1 Leverage Ratio	445,131	11.24	158,453	4.00	158,453	4.00	198,067	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Company (Consolidated):
Total Risk-based Capital	$499,554	15.55%	$256,966	8.00%	$337,268	10.50%	N/A	N/A
Tier 1 Risk-based Capital	367,161	11.43	192,725	6.00	273,027	8.50	N/A	N/A
Common Equity Tier 1 Capital	300,647	9.36	144,543	4.50	224,845	7.00	N/A	N/A
Tier 1 Leverage Ratio	367,161	10.82	135,723	4.00	135,723	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$415,848	12.94%	$257,005	8.00%	$337,319	10.50%	$321,256	10.00%
Tier 1 Risk-based Capital	375,688	11.69	192,754	6.00	273,068	8.50	257,005	8.00
Common Equity Tier 1 Capital	375,688	11.69	144,565	4.50	224,879	7.00	208,816	6.50
Tier 1 Leverage Ratio	375,688	11.09	135,508	4.00	135,508	4.00	169,386	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$2,338	$—	$—	$2,338
Municipal Bonds	—	170,236	—	170,236
Mortgage-Backed Securities	—	191,585	—	191,585
Corporate Securities	—	108,060	—	108,060
SBA Securities	—	22,540	—	22,540
Asset-Backed Securities	—	47,248	—	47,248
Interest Rate Caps	—	19,203	—	19,203
Interest Rate Swaps	—	19,326	—	19,326
Total Fair Value of Financial Assets	$2,338	$578,198	$—	$580,536
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$8,492	$—	$8,492
Total Fair Value of Financial Liabilities	$—	$8,492	$—	$8,492

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$754	$—	$—	$754
Municipal Bonds	—	158,369	—	158,369
Mortgage-Backed Securities	—	124,537	—	124,537
Corporate Securities	—	84,480	—	84,480
SBA Securities	—	30,370	—	30,370
Asset-Backed Securities	—	40,852	—	40,852
Interest Rate Caps	—	7,356	—	7,356
Interest Rate Swaps	—	2,358	—	2,358
Total Fair Value of Financial Assets	$754	$448,322	$—	$449,076
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$1,567	$—	$1,567
Total Fair Value of Financial Liabilities	$—	$1,567	$—	$1,567

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at September 30, 2022 and December 31, 2021:

	September 30, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$11,984	$—	$234
Totals	$—	$11,984	$—	$234

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$9,360	$—	$625
Totals	$—	$9,360	$—	$625

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

The following tables present the carrying amount and estimated fair values of financial instruments at September 30, 2022 and December 31, 2021:

	September 30, 2022
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$75,496	$75,496	$—	$—	$75,496
Bank-Owned Certificates of Deposit	1,182	—	1,168	—	1,168
Securities Available for Sale	542,007	2,338	539,669	—	542,007
FHLB Stock, at Cost	15,603	—	15,603	—	15,603
Loans, Net	3,324,503	—	3,199,676	—	3,199,676
Accrued Interest Receivable	11,198	—	11,198	—	11,198
Interest Rate Caps	19,203	—	19,203	—	19,203
Interest Rate Swaps	19,326	—	19,326	—	19,326

Financial Liabilities:
Deposits	$3,305,073	$—	$3,275,575	$—	$3,275,575
Federal Funds Purchased	212,000	—	212,000	—	212,000
FHLB Advances	71,500	—	70,336	—	70,336
Subordinated Debentures	92,559	—	89,674	—	89,674
Accrued Interest Payable	2,214	—	2,214	—	2,214
Interest Rate Swaps	8,492	—	8,492	—	8,492

	December 31, 2021
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$143,473	$143,473	$—	$—	$143,473
Bank-Owned Certificates of Deposit	1,876	—	1,884	—	1,884
Securities Available for Sale	439,362	754	438,608	—	439,362
FHLB Stock, at Cost	5,242	—	5,242	—	5,242
Loans, Net	2,769,917	—	2,726,417	—	2,726,417
Accrued Interest Receivable	9,186	—	9,186	—	9,186
Interest Rate Caps	7,356	—	7,356	—	7,356
Interest Rate Swaps	2,358	—	2,358	—	2,358

Financial Liabilities:
Deposits	$2,946,237	$—	$2,931,215	$—	$2,931,215
FHLB Advances	42,500	—	42,515	—	42,515
Subordinated Debentures	92,239	—	97,700	—	97,700
Accrued Interest Payable	1,409	—	1,409	—	1,409
Interest Rate Swaps	1,567	—	1,567	—	1,567

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at September 30, 2022 and December 31, 2021.

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

Note 13: Subsequent Events

On October 15, 2022, the Company elected to redeem the outstanding 2027 Notes in the aggregate principal amount of $13.8 million and made all payments of principal and interest due on the 2027 Notes on October 17, 2022. Concurrently, the Company drew on its revolving line of credit with a correspondent lender in the amount of $13.8 million.

On October 25, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), payable on December 1, 2022, to shareholders of record on the Series A Preferred Stock at the close of business on November 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2022. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 8, 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of recent and anticipated rate increases by the Federal Reserve;
●	fluctuations in the values of the securities held in our securities portfolio or the values of derivative instruments held in our derivatives portfolio, including as the result of rising interest rates;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including rising rates of inflation;
●	the negative effects of the ongoing COVID-19 pandemic, including its effects on the economic environment, our clients and our operations, including due to supply chain disruptions, as well as any changes to federal, state or local government laws, regulations or orders in response to the pandemic;
●	loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard;
●	the concentration of large loans to certain borrowers;
●	the concentration of large deposits from certain clients;
●	the ability to successfully manage liquidity risk;
●	the dependence on non-core funding sources and our cost of funds;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;

●	developments and uncertainty related to the future use and availability of some reference rates, such as the London Interbank Offered Rate, as well as other alternative reference rates;
●	the composition of senior leadership team and the ability to attract and retain key personnel;
●	talent and labor shortages and high rates of employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions and “fintech” companies;
●	the effectiveness of the risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, including changes to federal and state corporate tax rates;
●	the imposition of tariffs or other governmental policies impacting the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, civil unrest or other adverse external events, including the Russian invasion of Ukraine;
●	potential impairment to the goodwill recorded in connection with a past acquisition;
●	changes to U.S. or state tax laws, regulations and guidance, including the new 1% excise tax on stock buybacks by publicly traded companies;
●	success at managing the risks involved in the foregoing items; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Bridgewater Bancshares, Inc. with the Securities and Exchange Commission.

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

Operating Results Overview

The following table summarizes certain key financial results as of and for the periods indicated:

	As of and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands, except per share data)	2022	2022	2022	2021	2021
Per Common Share Data
Basic Earnings Per Share	$0.49	$0.43	$0.40	$0.41	$0.41
Diluted Earnings Per Share	0.47	0.41	0.39	0.39	0.40
Adjusted Diluted Earnings Per Common Share (1)	0.47	0.41	0.39	0.39	0.41
Book Value Per Share	11.44	11.14	11.12	11.09	10.73
Tangible Book Value Per Share (1)	11.33	11.03	11.01	10.98	10.62
Basic Weighted Average Shares Outstanding	27,520,117	27,839,260	28,123,809	28,004,334	28,047,280
Diluted Weighted Average Shares Outstanding	28,592,854	28,803,842	29,156,085	29,038,785	29,110,547
Shares Outstanding at Period End	27,587,978	27,677,372	28,150,389	28,206,566	28,066,822

Selected Performance Ratios
Return on Average Assets (Annualized)	1.46%	1.38%	1.42%	1.46%	1.37%
Pre-Provision Net Revenue Return on Average Assets (Annualized) (1)	2.15	2.19	2.12	2.11	2.09
Return on Average Shareholders' Equity (Annualized)	14.99	13.55	12.98	13.27	13.81
Return on Average Tangible Common Equity (Annualized) (1)	17.03	15.26	14.56	14.78	15.47
Yield on Interest Earning Assets(2)	4.37	4.16	4.13	4.06	4.14
Yield on Total Loans, Gross(2)	4.59	4.45	4.45	4.49	4.65
Cost of Interest Bearing Liabilities	1.30	0.86	0.80	0.86	0.88
Cost of Funds	0.93	0.63	0.59	0.61	0.65
Cost of Total Deposits	0.73	0.46	0.43	0.45	0.48
Net Interest Margin (2)	3.53	3.58	3.60	3.51	3.54
Core Net Interest Margin (1)(2)	3.38	3.34	3.34	3.25	3.22
Efficiency Ratio (1)	39.8	40.2	42.4	40.8	43.9
Adjusted Efficiency Ratio (1)	39.4	40.0	42.0	40.3	41.5
Noninterest Expense to Average Assets (Annualized)	1.42	1.47	1.56	1.45	1.58
Adjusted Noninterest Expense to Average Assets (Annualized) (1)	1.41	1.47	1.55	1.43	1.49
Loan to Deposit Ratio	102.3	100.7	98.4	95.7	95.0
Core Deposits to Total Deposits (3)	83.0	82.9	84.3	85.4	83.3
Tangible Common Equity to Tangible Assets (1)	7.57	7.87	8.60	8.91	8.81
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(3)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	As of and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2022	2022	2022	2021	2021
Selected Balance Sheet Data
Total Assets	$4,128,987	$3,883,264	$3,607,920	$3,477,659	$3,389,125
Total Loans, Gross	3,380,082	3,225,885	2,987,967	2,819,472	2,712,012
Allowance for Loan Losses	46,491	44,711	41,692	40,020	38,901
Goodwill and Other Intangibles	2,962	3,009	3,057	3,105	3,153

Deposits	3,305,074	3,201,953	3,035,611	2,946,237	2,854,157
Tangible Common Equity (1)	312,531	305,360	309,870	309,653	298,135
Total Shareholders' Equity	382,007	374,883	379,441	379,272	367,803
Average Total Assets - Quarter-to-Date	3,948,201	3,743,575	3,513,798	3,403,270	3,332,301
Average Shareholders' Equity - Quarter-to-Date	384,020	381,448	383,024	374,035	330,604
(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2022	2022	2022	2021	2021
Selected Income Statement Data
Interest Income	$42,359	$37,782	$34,694	$33,775	$33,517
Interest Expense	8,264	5,252	4,514	4,622	4,844
Net Interest Income	34,095	32,530	30,180	29,153	28,673
Provision for Loan Losses	1,500	3,025	1,675	1,150	1,300
Net Interest Income after Provision for Loan Losses	32,595	29,505	28,505	28,003	27,373
Noninterest Income	1,387	1,650	1,557	1,288	1,410
Noninterest Expense	14,157	13,752	13,508	12,459	13,236
Income Before Income Taxes	19,825	17,403	16,554	16,832	15,547
Provision for Income Taxes	5,312	4,521	4,292	4,318	4,038
Net Income	14,513	12,882	12,262	12,514	11,509
Preferred Stock Dividends	(1,013)	(1,014)	(1,013)	(1,171)	—
Net Income Available to Common Shareholders	$13,500	$11,868	$11,249	$11,343	$11,509

Discussion and Analysis of Results of Operations

Net Income

Net income was $14.5 million for the third quarter of 2022, a 26.1% increase compared to net income of $11.5 million for the third quarter of 2021. Earnings per diluted common share for the third quarter of 2022 were $0.47, a 19.4% increase compared to $0.40 per diluted common share for the third quarter of 2021. Net income was $39.7 million for the nine months ended September 30, 2022, a 19.5% increase compared to net income of $33.2 million for the nine months ended September 30, 2021. Net income per diluted common share for the nine months ended September 30, 2022 was $1.27, an 11.1% increase compared to $1.14 per diluted common share for the nine months ended September 30, 2021.

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

Average Balances and Yields

The following tables present, for the three and nine months ended September 30, 2022 and 2021, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	September 30, 2022			September 30, 2021
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$57,613	$165	1.13%	$187,405	$67	0.14%
Investment Securities:
Taxable Investment Securities	461,255	3,741	3.22	314,367	1,751	2.21
Tax-Exempt Investment Securities (1)	75,801	799	4.18	71,801	737	4.07
Total Investment Securities	537,056	4,540	3.35	386,168	2,488	2.56
Paycheck Protection Program Loans (2)	2,424	96	15.75	76,006	1,753	9.15
Loans (1)(2)	3,263,390	37,724	4.59	2,579,021	29,348	4.51
Total Loans	3,265,814	37,820	4.59	2,655,027	31,101	4.65
Federal Home Loan Bank Stock	11,413	156	5.42	5,701	68	4.65
Total Interest Earning Assets	3,871,896	42,681	4.37%	3,234,301	33,724	4.14%
Noninterest Earning Assets	76,305			98,000
Total Assets	$3,948,201			$3,332,301
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$517,658	$1,032	0.79%	$479,580	$562	0.47%
Savings and Money Market Deposits	999,932	2,494	0.99	801,354	904	0.45
Time Deposits	288,621	847	1.16	318,222	928	1.16
Brokered Deposits	447,034	1,612	1.43	440,167	1,023	0.92
Total Interest Bearing Deposits	2,253,245	5,985	1.05	2,039,323	3,417	0.66
Federal Funds Purchased	106,826	709	2.63	—	—	—
FHLB Advances	72,343	328	1.80	54,130	213	1.56
Subordinated Debentures	92,503	1,242	5.33	91,337	1,214	5.27
Total Interest Bearing Liabilities	2,524,917	8,264	1.30%	2,184,790	4,844	0.88%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	991,545			784,148
Other Noninterest Bearing Liabilities	47,719			32,759
Total Noninterest Bearing Liabilities	1,039,264			816,907
Shareholders' Equity	384,020			330,604
Total Liabilities and Shareholders' Equity	$3,948,201			$3,332,301
Net Interest Income / Interest Rate Spread		34,417	3.07%		28,880	3.26%
Net Interest Margin (3)			3.53%			3.54%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(322)			(207)
Net Interest Income		$34,095			$28,673
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$66,301	$231	0.47%	$127,283	$134	0.14%
Investment Securities:
Taxable Investment Securities	417,462	8,692	2.78	310,078	5,122	2.21
Tax-Exempt Investment Securities (1)	73,900	2,373	4.29	76,564	2,460	4.30
Total Investment Securities	491,362	11,065	3.01	386,642	7,582	2.62
Paycheck Protection Program Loans (2)	9,575	922	12.88	124,466	5,384	5.78
Loans (1)(2)	3,082,924	103,204	4.48	2,402,844	82,433	4.59
Total Loans	3,092,499	104,126	4.50	2,527,310	87,817	4.65
Federal Home Loan Bank Stock	9,593	269	3.75	5,658	200	4.71
Total Interest Earning Assets	3,659,755	115,691	4.23%	3,046,893	95,733	4.20%
Noninterest Earning Assets	77,028			70,968
Total Assets	$3,736,783			$3,117,861
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$545,301	$2,322	0.57%	$422,000	$1,504	0.48%
Savings and Money Market Deposits	934,408	4,597	0.66	763,646	2,853	0.50
Time Deposits	286,059	2,257	1.05	331,664	3,269	1.32
Brokered Deposits	419,352	3,422	1.09	407,680	2,975	0.98
Total Interest Bearing Deposits	2,185,120	12,598	0.77	1,924,990	10,601	0.74
Federal Funds Purchased	85,287	1,128	1.77	3,311	6	0.24
Notes Payable	—	—	—	2,216	61	3.66
FHLB Advances	54,227	646	1.59	56,364	669	1.59
Subordinated Debentures	92,396	3,658	5.29	79,723	3,411	5.72
Total Interest Bearing Liabilities	2,417,030	18,030	1.00%	2,066,604	14,748	0.95%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	899,456			731,269
Other Noninterest Bearing Liabilities	37,463			23,228
Total Noninterest Bearing Liabilities	936,919			754,497
Shareholders' Equity	382,834			296,760
Total Liabilities and Shareholders' Equity	$3,736,783			$3,117,861
Net Interest Income / Interest Rate Spread		97,661	3.23%		80,985	3.25%
Net Interest Margin (3)			3.57%			3.55%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(856)			(629)
Net Interest Income		$96,805			$80,356
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended September 30, 2022, compared to the three months ended September 30, 2021 and for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Three Months Ended September 30, 2022
	Compared with
	Three Months Ended September 30, 2021
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$(371)	$469	$98
Investment Securities:
Taxable Investment Securities	1,191	799	1,990
Tax-Exempt Investment Securities	43	19	62
Total Securities	1,234	818	2,052
Loans:
Paycheck Protection Program Loans	(2,921)	1,264	(1,657)
Loans	7,912	464	8,376
Total Loans	4,991	1,728	6,719
Federal Home Loan Bank Stock	77	11	88
Total Interest Earning Assets	$5,931	$3,026	$8,957

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$76	$394	$470
Savings and Money Market Deposits	496	1,094	1,590
Time Deposits	(86)	5	(81)
Brokered Deposits	24	565	589
Total Deposits	510	2,058	2,568
Federal Funds Purchased	709	—	709
FHLB Advances	82	33	115
Subordinated Debentures	382	(354)	28
Total Interest Bearing Liabilities	1,683	1,737	3,420
Net Interest Income	$4,248	$1,289	$5,537

	Nine Months Ended September 30, 2022
	Compared with
	Nine Months Ended September 30, 2021
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$(213)	$310	$97
Investment Securities:
Taxable Investment Securities	2,235	1,335	3,570
Tax-Exempt Investment Securities	(86)	(1)	(87)
Total Securities	2,149	1,334	3,483
Loans:
Paycheck Protection Program Loans	(11,065)	6,603	(4,462)
Loans	22,672	(1,901)	20,771
Total Loans	11,607	4,702	16,309
Federal Home Loan Bank Stock	110	(41)	69
Total Interest Earning Assets	$13,653	$6,305	$19,958

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$525	$293	$818
Savings and Money Market Deposits	841	903	1,744
Time Deposits	(360)	(652)	(1,012)
Brokered Deposits	95	352	447
Total Deposits	1,101	896	1,997
Federal Funds Purchased	1,084	38	1,122
Notes Payable	—	(61)	(61)
FHLB Advances	(25)	2	(23)
Subordinated Debentures	501	(254)	247
Total Interest Bearing Liabilities	2,661	621	3,282
Net Interest Income	$10,992	$5,684	$16,676

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Third Quarter of 2022 Compared to Third Quarter of 2021

Net interest income was $34.1 million for the third quarter of 2022, an increase of $5.4 million, or 18.9%, compared to $28.7 million for the third quarter of 2021. The increase in net interest income was primarily due to growth in average interest earning assets and higher yields on investment securities and core loans, offset partially by higher rates paid on deposits and lower PPP fee recognition. The increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio and continued purchases of investment securities, offset partially by the forgiveness of PPP loans and the reduction of cash balances.

Net interest margin (on a fully tax-equivalent basis) for the third quarter of 2022 was 3.53%, a modest one basis point decline from 3.54% in the third quarter of 2021. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the third quarter of 2022 was 3.38%, a 16 basis point increase from 3.22% in the third quarter of 2021. The Company remains focused on managing the impact of continued interest rate hikes and the evolving shape of the yield curve during this unique interest rate environment.

As the PPP loan portfolio has almost paid off, the recognition of fees associated with the originations has decreased significantly, which impacts comparability between periods. The Company recognized $90,000 of PPP origination fees during the third quarter of 2022, compared to $1.6 million during the third quarter of 2021. Remaining PPP origination fees to be recognized as of September 30, 2022 were $45,000.

The following table summarizes PPP loan originations and net origination fees through September 30, 2022:

	Originated		Outstanding		Program Lifetime
	Number	Principal	Number	Principal	Net Origination	Net Origination
(dollars in thousands)	of Loans	Balance	of Loans	Balance	Fees Generated	Fees Earned
Round One PPP Loans	1,200	$181,600	1	$160	$5,706	$5,706
Round Two PPP Loans	651	78,386	5	1,032	3,544	3,499
Totals	1,851	$259,986	6	$1,192	$9,250	$9,205

Average interest earning assets for the third quarter of 2022 increased $637.6 million, or 19.7%, to $3.87 billion, from $3.23 billion for the third quarter of 2021. This increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio and continued purchases of investment securities, offset partially by the forgiveness of PPP loans and the reduction of cash balances. Average interest bearing liabilities increased $340.1 million, or 15.6%, to $2.52 billion for the third quarter of 2022, from $2.18 billion for the third quarter of 2021. The increase in average interest bearing liabilities was primarily due to an increase in savings and money market deposits and federal funds purchased, offset partially by a decrease in time deposits.

Average interest earning assets produced a tax-equivalent yield of 4.37% for the third quarter of 2022, compared to 4.14% for the third quarter of 2021. The increase in the yield on interest earning assets was primarily due to growth and repricing in the rising interest rate environment, offset partially by the lower recognition of PPP origination fees. The average rate paid on interest bearing liabilities was 1.30% for the third quarter of 2022, compared to 0.88% for the third quarter of 2021 primarily due to higher rates paid on deposits and the increased utilization of federal funds purchased and FHLB advances in the rising interest rate environment.

Interest Income. Total interest income, on a tax-equivalent basis, was $42.7 million for the third quarter of 2022, compared to $33.7 million for the third quarter of 2021. The $9.0 million, or 26.6%, increase in total interest income on a tax-equivalent basis was primarily due to continued organic growth in the loan portfolio and continued purchases of investment securities, offset partially by a reduction in the recognition of PPP origination fees as the PPP loan portfolio has almost fully paid off.

Interest income on loans, on a tax-equivalent basis, was $37.8 million for the third quarter of 2022, compared to $31.1 million for the third quarter of 2021. The $6.7 million, or 21.6%, increase was primarily due to a 23.0% increase in the average balance of loans outstanding from continued organic loan growth.

Loan interest income and loan fees remain the primary contributing factors to the changes in the yield on interest earning assets. The aggregate loan yield, excluding PPP loans, increased to 4.59% in the third quarter of 2022, which was eight basis points higher than 4.51% in the third quarter of 2021. While loan fees have maintained a relatively stable contribution to the aggregate loan yield, the current period was impacted by fewer loan prepayments, which historically has accelerated the recognition of loan fees. Despite the decrease in fee recognition, the Company is encouraged that the core loan yield continues to rise as new loan originations and the existing portfolio reprice in the higher rate environment.

The following table presents a summary of interest and fees recognized on loans, excluding PPP loans, for the periods indicated is as follows:

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Interest	4.42%	4.17%	4.15%	4.20%	4.28%
Fees	0.17	0.26	0.25	0.21	0.23
Yield on Loans, Excluding PPP Loans	4.59%	4.43%	4.40%	4.41%	4.51%

Interest Expense. Interest expense on interest bearing liabilities increased $3.4 million, or 70.6%, to $8.3 million for the third quarter of 2022, compared to $4.8 million for the third quarter of 2021. The cost of interest bearing liabilities increased 42 basis points from 0.88% in the third quarter of 2021 to 1.30% in the third quarter of 2022, primarily due to higher rates paid on deposits and increased utilization of federal funds purchased and FHLB advances in the rising interest rate environment.

Interest expense on deposits was $6.0 million for the third quarter of 2022, an increase of $2.6 million, or 75.1%, from $3.4 million for the third quarter of 2021. The cost of total deposits increased 25 basis points from 0.48% in the third quarter of 2021, to 0.73% in the third quarter of 2022, primarily due to the upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings increased $853,000 to $2.3 million for the third quarter of 2022, compared to $1.4 million for the third quarter of 2021. This increase was primarily due to higher average balances of federal funds purchased and FHLB advances.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net interest income was $96.8 million for the nine months ended September 30, 2022, an increase of $16.4 million, or 20.5%, compared to $80.4 million for the nine months ended September 30, 2021. The increase in net interest income was primarily due to growth in average interest earning assets, offset partially by lower PPP fee recognition and higher average balances of deposits and federal funds purchased.

Net interest margin (on a fully tax-equivalent basis) for the nine months ended September 30, 2022 was 3.57%, compared to 3.55% for the nine months ended September 30, 2021, an increase of two basis points. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the nine months ended September 30, 2022 was 3.35%, a six basis point increase from 3.29% for the nine months ended September 30, 2021.

Average interest earning assets for the nine months ended September 30, 2022 increased $612.9 million, or 20.1%, to $3.66 billion from $3.05 billion for the nine months ended September 30, 2021. This increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio and continued purchases of investment securities, offset partially by the forgiveness of PPP loans and the reduction of cash balances. Average interest bearing liabilities increased $350.4 million, or 17.0%, to $2.42 billion for the nine months ended September 30, 2022, from $2.07 billion for the nine months ended September 30, 2021. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing, nonmaturity deposits and federal funds purchased, offset partially by a decrease in time deposits.

Average interest earning assets produced a tax-equivalent yield of 4.23% for the nine months ended September 30, 2022, compared to 4.20% for the nine months ended September 30, 2021. The average rate paid on interest bearing liabilities was 1.00% for the nine months ended September 30, 2022, compared to 0.95% for the nine months ended September 30, 2021.

Interest Income. Total interest income on a tax-equivalent basis was $115.7 million for the nine months ended September 30, 2022, compared to $95.7 million for the nine months ended September 30, 2021. The $20.0 million, or 20.8%, increase in total interest income on a tax-equivalent basis was primarily due to strong organic growth in the loan portfolio and continued purchases of investment securities, offset partially by a reduction in the recognition of PPP origination fees as the PPP loan portfolio has almost fully paid off.

Interest income on the investment securities portfolio, on a fully-tax equivalent basis, increased $3.5 million, or 45.9%, during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a $104.7 million, or 27.1%, increase in average balances between the periods.

Interest income on loans, on a fully-tax equivalent basis, for the nine months ended September 30, 2022 was $104.1 million, compared to $87.8 million for the nine months ended September 30, 2021. The $16.3 million, or 18.6%, increase was primarily due to a 22.4% increase in the average balance of loans outstanding, which was offset partially by an 11 basis point decline in the average yield on loans, excluding PPP.

Interest Expense. Interest expense on interest bearing liabilities increased $3.3 million, or 22.3%, to $18.0 million for the nine months ended September 30, 2022, compared to $14.7 million for the nine months ended September 30, 2021, primarily due to higher deposit balances and rates paid on deposits and the increased utilization of federal funds purchased in the rising interest rate environment.

Interest expense on deposits increased to $12.6 million for the nine months ended September 30, 2022, compared to $10.6 million for the nine months ended September 30, 2021. The $2.0 million, or 18.8%, increase in interest expense on deposits was primarily due to the upward repricing of the deposit portfolio in the higher interest rate environment as well as an increase in the average balance of interest bearing deposits. The increase in the average balance of interest bearing deposits resulted primarily from increases in interest bearing transaction deposits, savings and money market deposits, and brokered deposits, offset partially by a decline in time deposits.

Interest expense on borrowings increased $1.3 million to $5.4 million for the nine months ended September 30, 2022, compared to $4.1 million for the nine months ended September 30, 2021. This increase was primarily due to an increase in federal funds purchased in the rising interest rate environment.

Provision for Loan Losses

The provision for loan losses was $1.5 million for the third quarter of 2022, an increase of $200,000, compared to the provision for loan losses of $1.3 million for the third quarter of 2021. The provision for loan losses was $6.2 million for the nine months ended September 30, 2022, an increase of $2.2 million compared to the provision for loan losses of $4.0 million for the nine months ended September 30, 2021. The increase in the provision for loan losses was primarily attributable to the robust growth of the loan portfolio. The allowance for loan losses to total loans was 1.38% at September 30, 2022, compared to 1.43% at September 30, 2021.

As an emerging growth company, the Company is not subject to Accounting Standards Update No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” or CECL, until January 1, 2023.

The following table presents a summary of the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance at Beginning of Period	$44,711	$37,591	$40,020	$34,841
Provision for Loan Losses	1,500	1,300	6,200	4,000
Charge-offs	(5)	(20)	(34)	(37)
Recoveries	285	30	305	97
Balance at End of Period	$46,491	$38,901	$46,491	$38,901

Noninterest Income

Noninterest income was $1.4 million for the third quarter of 2022, a decrease of $23,000 from $1.4 million for the third quarter of 2021. The decrease was primarily due to decreased letter of credit fees, offset partially by an increase in bank-owned life insurance income and other income. Noninterest income was $4.6 million for the nine months ended September 30, 2022, an increase of $573,000, compared to $4.0 million for the nine months ended September 30, 2021. The increase was primarily due to increased customer service fees, letter of credit fees, bank-owned life insurance income, and swap fees, offset partially by lower gains on sales of securities.

The following table presents the major components of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2022	2021	(Decrease)	2022	2021	(Decrease)
Noninterest Income:
Customer Service Fees	$313	$268	$45	$892	$733	$159
Net Gain on Sales of Securities	—	48	(48)	52	750	(698)
Letter of Credit Fees	428	577	(149)	1,234	1,135	99
Debit Card Interchange Fees	153	143	10	438	414	24
Swap Fees	—	—	—	557	—	557
Bank-Owned Life Insurance	227	166	61	524	166	358
Other Income	266	208	58	897	823	74
Totals	$1,387	$1,410	$(23)	$4,594	$4,021	$573

Noninterest Expense

Third Quarter of 2022 Compared to Third Quarter of 2021

Noninterest expense was $14.2 million for the third quarter of 2022, an increase of $921,000 from $13.2 million for the third quarter of 2021. The increase was primarily driven by a $1.1 million increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the Company’s growth, offset partially by lower debt prepayment fees.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Noninterest expense was $41.4 million for the nine months ended September 30, 2022, an increase of $5.8 million, or 16.2%, from $35.6 million for the nine months ended September 30, 2021. The increase was primarily driven by a $4.2 million increase in salaries and employee benefits, a $611,000 increase in marketing and advertising expense, a $377,000 increase in professional and consulting fees, and a $691,000 increase in other expenses, offset partially by lower debt prepayment fees.

The Company continues to add key talent across the organization. Full-time equivalent employees increased from 219 at the end of the third quarter of 2021 to 246 at the end of the third quarter of 2022.

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

The efficiency ratio was 39.8% for the third quarter of 2022, compared to 43.9% for the third quarter of 2021. Excluding the impact of certain non-routine income and expenses, the adjusted efficiency ratio, a non-GAAP financial measure, was 39.4% for the third quarter of 2022, compared to 41.5% for the third quarter of 2021. The adjusted efficiency ratio for the nine months ended September 30, 2022 and 2021 was 40.4% and 41.3%, respectively. The efficiencies of the Company's "branch-light" model have positioned the Company well to continue making investments in technology and branding as the industry adapts to evolving client behavior.

The following table presents the major components of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2022	2021	(Decrease)	2022	2021	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$9,449	$8,309	$1,140	$27,120	$22,923	$4,197
Occupancy and Equipment	1,086	942	144	3,213	2,977	236
FDIC Insurance Assessment	315	355	(40)	1,005	960	45
Data Processing	372	325	47	1,025	916	109
Professional and Consulting Fees	716	708	8	2,181	1,804	377
Information Technology and Telecommunications	650	598	52	1,822	1,609	213
Marketing and Advertising	479	418	61	1,629	1,018	611
Intangible Asset Amortization	48	48	—	143	143	—
Amortization of Tax Credit Investments	114	152	(38)	294	410	(116)
Debt Prepayment Fees	—	582	(582)	—	582	(582)
Other Expense	928	799	129	2,985	2,294	691
Totals	$14,157	$13,236	$921	$41,417	$35,636	$5,781

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

Income tax expense was $5.3 million for the third quarter of 2022, compared to $4.0 million for the third quarter of 2021. The effective combined federal and state income tax rate for the third quarter of 2022 was 26.8%, compared to 26.0% for the third quarter of 2021. Income tax expense was $14.1 million for the nine months ended September 30, 2022, compared to $11.6 million for the nine months ended September 30, 2021. The effective combined federal and state income tax rate for the nine months ended September 30, 2022 and 2021 was 26.3% and 25.9%, respectively.

Financial Condition

Assets

Total assets at September 30, 2022 were $4.13 billion, an increase of $651.3 million, or 18.7%, over total assets of $3.48 billion at December 31, 2021, and an increase of $739.9 million, or 21.8%, over total assets of $3.39 billion at September 30, 2021. The growth in both periods was primarily driven by strong organic loan growth and purchases of investment securities, offset partially by a decrease in cash and cash equivalents.

Total gross loans at September 30, 2022 were $3.38 billion, an increase of $560.6 million, or 19.9%, over total gross loans of $2.82 billion at December 31, 2021, and an increase of $668.1 million, or 24.6%, over total gross loans of $2.71 billion at September 30, 2021. The increase in the loan portfolio during the third quarter of 2022 was primarily due to growth in the commercial and multifamily segments, offset partially by a decrease in the construction and land development segment, which was primarily the result of completed construction projects migrating to permanent financing. Gross loans grew $154.2 million during the third quarter of 2022, or 19.0% on an annualized basis. While the Company’s loan growth in the third quarter of 2022 remained strong, the pace began to moderate slightly, compared to the first half of 2022 due to active balance sheet management to align loan growth with the funding outlook, sales of participations on larger originations to manage growth, and the impact of the higher interest rate environment on the number of deals that made financial sense.

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

Securities available for sale were $542.0 million at September 30, 2022, compared to $439.4 million at December 31, 2021, an increase of $102.6 million or 23.4%. At September 30, 2022, municipal securities represented 31.4% of the investment securities portfolio, government agency mortgage-backed securities represented 29.6% of the portfolio, SBA securities represented 4.2% of the portfolio, corporate securities represented 19.9% of the portfolio, U.S. treasury securities represented 0.4% of the portfolio, asset-backed securities represented 8.7% of the portfolio, and other mortgage-backed securities represented 5.8% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury Securities	$2,374	$2,338	$756	$754
SBA Securities	22,585	22,540	30,474	30,370
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	54,852	54,127	671	702
Issued by FNMA and FHLMC	26,693	23,464	20,649	20,363
Other Residential Mortgage-Backed Securities	81,747	72,421	83,394	82,271
Commercial Mortgage-Backed Securities	11,126	10,518	10,646	11,138
All Other Commercial MBS	33,555	31,055	10,203	10,063
Total MBS	207,973	191,585	125,563	124,537
Municipal Securities	196,102	170,236	151,665	158,369
Corporate Securities	113,041	108,060	81,925	84,480
Asset-Backed Securities	47,359	47,248	39,867	40,852
Total	$589,434	$542,007	$430,250	$439,362

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

Total gross loans increased $560.6 million to $3.38 billion at September 30, 2022, compared to $2.82 billion at December 31, 2021, and increased $668.1 million from $2.71 billion at September 30, 2021. As of September 30, 2022, construction and land development loans increased $54.1 million, multifamily loans increased $320.3 million, and nonowner occupied CRE loans increased $82.1 million, when compared to December 31, 2021. Collectively, the Company’s annualized loan growth for the nine months ended September 30, 2022, excluding PPP loans, was 28.0%.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	September 30, 2022		June 30, 2022		March 31, 2022		December 31, 2021		September 30, 2021
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$412,448	12.2%	$403,569	12.5%	$363,290	12.2%	$360,169	12.8%	$350,081	12.9%
Paycheck Protection Program	1,192	—	4,860	0.2	12,309	0.4	26,162	0.9	54,190	2.0
Construction and Land Development	335,557	9.9	359,191	11.1	321,131	10.7	281,474	10.0	257,167	9.5
Real Estate Mortgage:
1 - 4 Family Mortgage	341,102	10.1	334,815	10.4	312,201	10.5	305,317	10.8	290,535	10.7
Multifamily	1,230,509	36.4	1,087,865	33.7	1,012,623	33.9	910,243	32.3	865,172	31.9
CRE Owner Occupied	151,088	4.5	142,214	4.4	117,969	3.9	111,096	4.0	101,834	3.8
CRE Nonowner Occupied	900,691	26.7	886,432	27.5	840,463	28.1	818,569	29.0	786,271	29.0
Total Real Estate Mortgage Loans	2,623,390	77.7	2,451,326	76.0	2,283,256	76.4	2,145,225	76.1	2,043,812	75.4
Consumer and Other	7,495	0.2	6,939	0.2	7,981	0.3	6,442	0.2	6,762	0.2
Total Loans, Gross	3,380,082	100.0%	3,225,885	100.0%	2,987,967	100.0%	2,819,472	100.0%	2,712,012	100.0%
Allowance for Loan Losses	(46,491)		(44,711)		(41,692)		(40,020)		(38,901)
Net Deferred Loan Fees	(9,088)		(9,536)		(9,065)		(9,535)		(10,199)
Total Loans, Net	$3,324,503		$3,171,638		$2,937,210		$2,769,917		$2,662,912

The Company’s primary focus has been on real estate mortgage lending, which constituted 77.7% of the portfolio as of September 30, 2022. The composition of the portfolio has remained relatively consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of September 30, 2022, investor CRE loans totaled $2.47 billion, consisting of $900.7 million of loans secured by nonowner occupied CRE, $1.23 billion of loans secured by multifamily residential properties and $335.6 million of construction and land development loans. Investor CRE loans represented 73.0% of the total gross loan portfolio and 501.4% of the Bank’s total risk-based capital at September 30, 2022, compared to 483.4% at December 31, 2021.

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$136,722	$188,471	$84,190	$3,065
Paycheck Protection Program	—	1,192	—	—
Construction and Land Development	122,022	165,567	47,865	103
Real Estate Mortgage:
1 - 4 Family Mortgage	51,415	205,763	83,259	665
Multifamily	87,070	452,491	638,451	52,497
CRE Owner Occupied	5,418	44,112	101,558	—
CRE Nonowner Occupied	121,926	442,063	336,702	—
Total Real Estate Mortgage Loans	265,829	1,144,429	1,159,970	53,162
Consumer and Other	4,290	2,996	—	209
Total Loans, Gross	$528,863	$1,502,655	$1,292,025	$56,539
Interest Rate Sensitivity:
Fixed Interest Rates	$260,671	$1,141,193	$788,065	$4,519
Floating or Adjustable Rates	268,192	361,462	503,960	52,020
Total Loans, Gross	$528,863	$1,502,655	$1,292,025	$56,539

	As of December 31, 2021
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$143,878	$149,541	$63,588	$3,162
Paycheck Protection Program	898	25,264	—	—
Construction and Land Development	88,814	121,357	71,303	—
Real Estate Mortgage:
1 - 4 Family Mortgage	55,794	185,729	63,117	677
Multifamily	78,875	331,447	470,353	29,568
CRE Owner Occupied	4,679	22,385	84,032	—
CRE Nonowner Occupied	146,508	359,735	312,326	—
Total Real Estate Mortgage Loans	285,856	899,296	929,828	30,245
Consumer and Other	3,088	2,645	495	214
Total Loans, Gross	$522,534	$1,198,103	$1,065,214	$33,621
Interest Rate Sensitivity:
Fixed Interest Rates	$226,008	$919,024	$591,560	$7,477
Floating or Adjustable Rates	296,526	279,079	473,654	26,144
Total Loans, Gross	$522,534	$1,198,103	$1,065,214	$33,621

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

The following table presents information on loan classifications at September 30, 2022. The Company had no assets classified as doubtful or loss at September 30, 2022.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$5,439	$10,273	$15,712
Construction and Land Development	—	110	110
Real Estate Mortgage:
1 - 4 Family Mortgage	688	280	968
CRE Owner Occupied	—	1,667	1,667
CRE Nonowner Occupied	16,632	18,437	35,069
Total Real Estate Mortgage Loans	17,320	20,384	37,704
Totals	$22,759	$30,767	$53,526

The Company has increased oversight and analysis of all segments of the loan portfolio in response to the COVID-19 pandemic and now economic uncertainty. Loans that have potential weaknesses that warranted a watchlist risk rating at September 30, 2022, totaled $22.8 million, compared to $49.3 million at December 31, 2021. Loans that warranted a substandard risk rating at September 30, 2022 totaled $30.8 million, compared to $22.6 million at December 31, 2021. Management continues to actively work with these borrowers and closely monitor substandard credits.

During the COVID-19 pandemic, the Company developed programs for clients who experienced business and personal disruptions by providing interest-only modifications and extended amortization modifications. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic are not considered TDRs. Modifications under this guidance, which could only be applied to modifications made by January 1, 2022, have been granted on a case-by-case basis based on specific needs and circumstances affecting each borrower. The Company had one modified loan totaling $10.6 million outstanding as of September 30, 2022, representing 0.3% of the loan portfolio, excluding PPP loans, which was down from $35.0 million at December 31, 2021.

The following table presents a rollforward of loan modification activity, by modification type, from December 31, 2021 to September 30, 2022:

(dollars in thousands)	Interest-Only	Extended Amortization	Total
Principal Balance - December 31, 2021	$30,249	$4,740	$34,989
Modification Expired	(19,063)	(4,694)	(23,757)
Net Principal Advances (Payments)	(563)	(46)	(609)
Principal Balance - September 30, 2022	$10,623	$—	$10,623

The following table presents a summary of active loan modifications, by loan segment and modification type, at September 30, 2022:

	Interest-Only		Extended Amortization		Total
(dollars in thousands)	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans
Real Estate Mortgage:
CRE Nonowner Occupied	$1	10,623	$—	—	1	10,623
Totals	$1	10,623	$-	-	$1	10,623

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $663,000 at September 30, 2022 and $722,000 at December 31, 2021, a decrease of $59,000. There were no loans 90 days past due and still accruing as of September 30, 2022 or December 31, 2021 and there were no foreclosed assets as of September 30, 2022 or December 31, 2021.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Total Nonaccrual Loans	$663	$722
Total Nonperforming Loans	$663	$722
Plus: Foreclosed Assets	—	—
Total Nonperforming Assets (1)	$663	$722
Total Restructured Accruing Loans	83	1,304
Total Nonperforming Assets and Restructured Accruing Loans	$746	$2,026
Nonaccrual Loans to Total Loans	0.02%	0.03%
Nonperforming Loans to Total Loans	0.02	0.03
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.02	0.03
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for loan losses is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans during the three and nine months ended September 30, 2022 was $15,000 and $37,000, respectively.

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

At September 30, 2022, the allowance for loan losses was $46.5 million, an increase of $6.5 million from $40.0 million at December 31, 2021. Net charge-offs (recoveries) totaled ($280,000) during the third quarter of 2022 and ($10,000) during the third quarter of 2021. Net charge-offs (recoveries) totaled ($271,000) for the nine months ended September 30, 2022 and ($60,000) for the nine months ended September 30, 2021. The allowance for loan losses as a percentage of total loans was 1.38% at September 30, 2022, compared to 1.42% at December 31, 2021.

The following table presents a summary of net charge-offs for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Net Charge-offs (Recoveries)
Commercial	$(3)	$(6)	$6	$(28)
Real Estate Mortgage:
1 - 4 Family Mortgage	(281)	(18)	(286)	(18)
CRE Owner Occupied	—	—	—	(32)
Total Real Estate Mortgage Loans	(281)	(18)	(286)	(50)
Consumer and Other	4	14	9	18
Total Net Charge-offs (Recoveries)	$(280)	$(10)	$(271)	$(60)
Net Charge-offs to Average Loans
Commercial	0.00%	(0.01)%	0.00%	(0.01)%
Real Estate Mortgage:
1 - 4 Family Mortgage	(0.33)	(0.02)	(0.12)	(0.01)
CRE Owner Occupied	0.00	0.00	0.00	(0.05)
Total Real Estate Mortgage Loans	(0.04)	0.00	(0.02)	0.00
Consumer and Other	0.22	0.77	0.16	0.32
Total Net Charge-offs (Recoveries) (Annualized) to Average Loans	(0.03)%	0.00%	(0.01)%	0.00%
Gross Loans, End of Period	$3,380,082	$2,712,012	$3,380,082	$2,712,012
Average Loans	3,265,814	2,655,027	3,092,499	2,527,310
Allowance to Total Gross Loans	1.38%	1.43%	1.38%	1.43%
Allowance to Total Gross Loans, Excluding PPP Loans	1.38	1.46	1.38	1.46

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment as of the dates indicated:

	September 30,		December 31,
	2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$6,348	13.7%	$6,256	15.6%
Paycheck Protection Program	1	—	13	—
Construction and Land Development	4,469	9.6	3,757	9.4
Real Estate Mortgage:
1 - 4 Family Mortgage	4,230	9.1	3,757	9.4
Multifamily	16,822	36.2	12,610	31.5
CRE Owner Occupied	2,027	4.4	1,495	3.7
CRE Nonowner Occupied	12,282	26.4	11,335	28.3
Total Real Estate Mortgage Loans	35,361	76.1	29,197	72.9
Consumer and Other	163	0.4	147	0.5
Unallocated	149	0.3	650	1.6
Total Allowance for Loan Losses	$46,491	100.0%	$40,020	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	September 30, 2022		March 31, 2021		March 31, 2021		December 31, 2021		September 30, 2021
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$961,084	29.1%	$961,998	30.0%	$835,482	27.5%	$875,084	29.7%	$846,490	29.7%
Interest Bearing Transaction Deposits	510,396	15.4	522,151	17.1	598,402	19.7	544,789	18.5	488,785	17.1
Savings and Money Market Deposits	1,077,333	32.6	952,138	29.0	890,926	29.3	863,567	29.3	791,861	27.7
Time Deposits	293,052	8.9	272,424	8.5	286,674	9.5	293,474	10.0	309,824	10.9
Brokered Deposits	463,209	14.0	493,242	15.4	424,127	14.0	369,323	12.5	417,197	14.6
Total Deposits	$3,305,074	100.0%	$3,201,953	100.0%	$3,035,611	100.0%	$2,946,237	100.0%	$2,854,157	100.0%

Total deposits at September 30, 2022 were $3.31 billion, an increase of $358.8 million, or 12.2%, compared to total deposits of $2.95 billion at December 31, 2021, and an increase of $450.9 million, or 15.8%, over total deposits of $2.85 billion at September 30, 2021. Deposit growth in the third quarter of 2022 was primarily due to an increase in savings and money market deposits and time deposits, offset partially by declines in interest bearing transaction deposits and brokered deposits. In addition to continued growth of core deposits, brokered deposits were also being used as a supplemental funding source, as needed, for the robust loan portfolio growth. Given the rapid rise in interest rates and the prospect for more, management believes deposits could experience fluctuations in future periods.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. At September 30, 2022, total brokered deposits were $463.2 million, an increase of $93.9 million, or 25.4%, compared to total brokered deposits of $369.3 million at December 31, 2021.

The following table presents the average balance and average rate paid on each of the following deposit categories as of and for the three months ended September 30, 2022 and 2021:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$991,545	—%	$784,148	—%
Interest Bearing Transaction Deposits	517,658	0.79	479,580	0.47
Savings and Money Market Deposits	999,932	0.99	801,354	0.45
Time Deposits < $250,000	209,200	0.95	256,160	1.14
Time Deposits > $250,000	79,421	1.74	62,062	1.22
Brokered Deposits	447,034	1.43	440,167	0.92
Total Deposits	$3,244,790	0.73%	$2,823,471	0.48%

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.40 billion and $1.21 billion at September 30, 2022 and December 31, 2021, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Other Borrowings

At September 30, 2022, other borrowings outstanding consisted of FHLB advances of $71.5 million. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $426.6 million and $550.8 million at September 30, 2022 and December 31, 2021, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. On September 1, 2022, the Company entered into a second amendment to the agreement which increased the maximum principal amount of the Company’s revolving line of credit from $25.0 million to $40.0 million and extended the maturity date from February 28, 2023 to September 1, 2024. As of September 30, 2022 and December 31, 2021, there were no outstanding balances under the revolving line of credit.

Additionally, the Company has borrowing capacity from other sources. As of September 30, 2022, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $156.5 million and $126.0 million at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had no outstanding advances from the discount window.

Subordinated Debentures

For additional information, see “Note 8 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at September 30, 2022:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$2,744,476	$—	$—	$—	$2,744,476
Time Deposits	222,981	217,500	103,117	17,000	560,598
FHLB Advances	55,000	12,500	4,000	—	71,500
Subordinated Debentures	—	—	13,750	80,000	93,750
Commitment to Fund Tax Credit Investments	323	—	—	—	323
Operating Lease Obligations	513	1,010	670	370	2,563
Totals	$3,023,293	$231,010	$121,537	$97,370	$3,473,210

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

Capital

Total shareholders’ equity at September 30, 2022 was $382.0 million, an increase of $2.7 million compared to total shareholders’ equity of $379.3 million at December 31, 2021, primarily due to net income retained and unrealized gains in the derivatives portfolio, offset partially by an increase in unrealized losses in the securities portfolio and stock repurchases made under the Company’s stock repurchase program.

Stock Repurchase Program. During the three months ended September 30, 2022, the Company repurchased 99,310 shares of its common stock, representing 0.4% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $16.27 per share, for a total of $1.6 million. During the nine months ended September 30, 2022, the Company repurchased 662,765 shares of its common stock, representing 2.4% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $16.26 per share, for a total of $10.8 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares.

On August 17, 2022, the Company’s board of directors approved a new stock repurchase program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. The new stock repurchase program replaced and superseded the $40.0 million stock repurchase program, under which approximately $1.6 million remained. The new stock repurchase program will expire on August 16, 2024. At September 30, 2022, no shares had been repurchased under the new plan. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of September 30, 2022. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios were as of the dates indicated:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Company (Consolidated):
Total Risk-based Capital	$535,184	13.78%	$310,810	8.00%	$407,939	10.50%	N/A	N/A
Tier 1 Risk-based Capital	395,765	10.19	233,108	6.00	330,236	8.50	N/A	N/A
Common Equity Tier 1 Capital	329,251	8.47	174,831	4.50	271,959	7.00	N/A	N/A
Tier 1 Leverage Ratio	395,765	9.98	158,647	4.00	158,647	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$491,982	12.67%	$310,689	8.00%	$407,779	10.50%	$388,361	10.00%
Tier 1 Risk-based Capital	445,131	11.46	233,017	6.00	330,107	8.50	310,689	8.00
Common Equity Tier 1 Capital	445,131	11.46	174,762	4.50	271,853	7.00	252,435	6.50
Tier 1 Leverage Ratio	445,131	11.24	158,453	4.00	158,453	4.00	198,067	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Company (Consolidated):
Total Risk-based Capital	$499,554	15.55%	$256,966	8.00%	$337,268	10.50%	N/A	N/A
Tier 1 Risk-based Capital	367,161	11.43	192,725	6.00	273,027	8.50	N/A	N/A
Common Equity Tier 1 Capital	300,647	9.36	144,543	4.50	224,845	7.00	N/A	N/A
Tier 1 Leverage Ratio	367,161	10.82	135,723	4.00	135,723	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$415,848	12.94%	$257,005	8.00%	$337,319	10.50%	$321,256	10.00%
Tier 1 Risk-based Capital	375,688	11.69	192,754	6.00	273,068	8.50	257,005	8.00
Common Equity Tier 1 Capital	375,688	11.69	144,565	4.50	224,879	7.00	208,816	6.50
Tier 1 Leverage Ratio	375,688	11.09	135,508	4.00	135,508	4.00	169,386	5.00

Regulations include a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At September 30, 2022, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$412,703	$425,005	$335,842	$463,306
Letters of Credit	16,171	106,267	10,521	109,126
Totals	$428,874	$531,272	$346,363	$572,432

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

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of September 30, 2022, the Company had no borrowings outstanding through the AFX.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	September 30, 2022	December 31, 2021
(dollars in thousands)
Cash and Cash Equivalents	$36,332	$130,884
Securities Available for Sale	542,007	439,362
Total Primary Liquidity	$578,339	$570,246
Ratio of Primary Liquidity to Total Deposits	17.5%	19.4%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	September 30, 2022	December 31, 2021
(dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$426,604	$550,807
Net Secured Borrowing Capacity with the Federal Reserve Bank	156,534	126,043
Unsecured Borrowing Capacity with Correspondent Lenders	208,000	208,000
Secured Borrowing Capacity with Correspondent Lender	40,000	25,000
Total Secondary Liquidity	$831,138	$909,850
Ratio of Primary and Secondary Liquidity to Total Deposits	42.6%	50.2%

During the nine months ended September 30, 2022, primary liquidity increased by $8.1 million due to a $102.6 million increase in securities available for sale, offset partially by a $94.6 million decrease in cash and cash equivalents, when compared to December 31, 2021. Secondary liquidity decreased by $78.1 million as of September 30, 2022, when compared to December 31, 2021, due to a $124.2 million decrease in the borrowing capacity with FHLB, offset partially by a $30.5 million increase on the secured credit line with the Federal Reserve Bank and a $15.0 million increase in the secured borrowing capacity with a correspondent lender.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At September 30, 2022, core deposits totaled approximately $2.74 billion and represented 83.0% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At September 30, 2022, brokered deposits totaled $463.2 million, consisting of $267.5 million of brokered time deposits and $195.7 million of non-maturity brokered money market and transaction accounts. At December 31, 2021, brokered deposits totaled $369.3 million, consisting of $238.1 million of brokered time deposits and $131.2 million of non-maturity brokered money market and transaction accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of September 30, 2022, the Company was in compliance with all established liquidity guidelines in the policy.

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

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2022	2022	2022	2021	2021	2022	2021

Pre-Provision Net Revenue
Noninterest Income	$1,387	$1,650	$1,557	$1,288	$1,410	$4,594	$4,021
Less: Gain on sales of Securities	—	(52)	—	—	(48)	(52)	(750)
Total Operating Noninterest Income	1,387	1,598	1,557	1,288	1,362	4,542	3,271
Plus: Net Interest Income	34,095	32,530	30,180	29,153	28,673	96,805	80,356
Net Operating Revenue	$35,482	$34,128	$31,737	$30,441	$30,035	$101,347	$83,627

Noninterest Expense	$14,157	$13,752	$13,508	$12,459	$13,236	$41,417	$35,636
Less: Amortization of Tax Credit Investments	(114)	(63)	(117)	(152)	(152)	(294)	(410)
Less: Debt Prepayment Fees	—	—	—	—	(582)	—	(582)
Total Operating Noninterest Expense	$14,043	$13,689	$13,391	$12,307	$12,502	$41,123	$34,644

Pre-Provision Net Revenue	$21,439	$20,439	$18,346	$18,134	$17,533	$60,224	$48,983

Plus:
Non-Operating Revenue Adjustments	—	52	—	—	48	52	750
Less:
Provision for Loan Losses	1,500	3,025	1,675	1,150	1,300	6,200	4,000
Non-Operating Expense Adjustments	114	63	117	152	734	294	992
Provision for Income Taxes	5,312	4,521	4,292	4,318	4,038	14,125	11,568
Net Income	$14,513	$12,882	$12,262	$12,514	$11,509	$39,657	$33,173

Average Assets	$3,948,201	$3,743,575	$3,513,798	$3,403,270	$3,332,301	$3,736,783	$3,117,861
Pre-Provision Net Revenue Return on Average Assets	2.15%	2.19%	2.12%	2.11%	2.09%	2.15%	2.10%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2022	2022	2022	2021	2021	2022	2021

Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$34,417	$32,806	$30,438	$29,388	$28,880	$97,661	$80,985
Less: Loan Fees	(1,400)	(2,030)	(1,743)	(1,462)	(1,487)	(5,173)	(3,712)
Less: PPP Interest and Fees	(96)	(263)	(563)	(1,057)	(1,753)	(922)	(5,384)
Core Net Interest Income	$32,921	$30,513	$28,132	$26,869	$25,640	$91,566	$71,889

Average Interest Earning Assets	3,871,896	3,671,748	3,430,774	3,320,603	3,234,301	3,659,755	3,046,893
Less: Average PPP Loans	(2,424)	(8,335)	(18,140)	(39,900)	(76,006)	(9,575)	(124,466)
Core Average Interest Earning Assets	$3,869,472	$3,663,413	$3,412,634	$3,280,703	$3,158,295	$3,650,180	$2,922,427
Core Net Interest Margin	3.38%	3.34%	3.34%	3.25%	3.22%	3.35%	3.29%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2022	2022	2022	2021	2021	2022	2021

Efficiency Ratio
Noninterest Expense	$14,157	$13,752	$13,508	$12,459	$13,236	$41,417	$35,636
Less: Amortization of Intangible Assets	(48)	(47)	(48)	(48)	(48)	(143)	(143)
Adjusted Noninterest Expense	$14,109	$13,705	$13,460	$12,411	$13,188	$41,274	$35,493
Net Interest Income	34,095	32,530	30,180	29,153	28,673	96,805	80,356
Noninterest Income	1,387	1,650	1,557	1,288	1,410	4,594	4,021
Less: Gain on Sales of Securities	—	(52)	—	—	(48)	(52)	(750)
Adjusted Operating Revenue	$35,482	$34,128	$31,737	$30,441	$30,035	$101,347	$83,627
Efficiency Ratio	39.8%	40.2%	42.4%	40.8%	43.9%	40.7%	42.4%

Adjusted Efficiency Ratio
Noninterest Expense	$14,157	$13,752	$13,508	$12,459	$13,236	$41,417	$35,636
Less: Amortization of Tax Credit Investments	(114)	(63)	(117)	(152)	(152)	(294)	(410)
Less: Debt Prepayment Fees	—	—	—	—	(582)	—	(582)
Less: Amortization of Intangible Assets	(48)	(47)	(48)	(48)	(48)	(143)	(143)
Adjusted Noninterest Expense	$13,995	$13,642	$13,343	$12,259	$12,454	$40,980	$34,501
Net Interest Income	34,095	32,530	30,180	29,153	28,673	96,805	80,356
Noninterest Income	1,387	1,650	1,557	1,288	1,410	4,594	4,021
Less: Gain on Sales of Securities	—	(52)	—	—	(48)	(52)	(750)
Adjusted Operating Revenue	$35,482	$34,128	$31,737	$30,441	$30,035	$101,347	$83,627
Adjusted Efficiency Ratio	39.4%	40.0%	42.0%	40.3%	41.5%	40.4%	41.3%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2022	2022	2022	2021	2021	2022	2021

Adjusted Noninterest Expense to Average Assets (Annualized)
Noninterest Expense	$14,157	$13,752	$13,508	$12,459	$13,236	$41,417	$35,636
Less: Amortization of Tax Credit Investments	(114)	(63)	(117)	(152)	(152)	(294)	(410)
Less: Debt Prepayment Fees	—	—	—	—	(582)	—	(582)
Adjusted Noninterest Expense	$14,043	$13,689	$13,391	$12,307	$12,502	$41,123	$34,644

Average Assets	$3,948,201	$3,743,575	$3,513,798	$3,403,270	$3,332,301	$3,736,783	$3,117,861
Adjusted Noninterest Expense to Average Assets (Annualized)	1.41%	1.47%	1.55%	1.43%	1.49%	1.47%	1.49%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2022	2022	2022	2021	2021	2022	2021

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$382,007	$374,883	$379,441	$379,272	$367,803
Less: Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,515)
Total Common Shareholders' Equity	315,493	308,369	312,927	312,758	301,288
Less: Intangible Assets	(2,962)	(3,009)	(3,057)	(3,105)	(3,153)
Tangible Common Equity	$312,531	$305,360	$309,870	$309,653	$298,135

Total Assets	$4,128,987	$3,883,264	$3,607,920	$3,477,659	$3,389,125
Less: Intangible Assets	(2,962)	(3,009)	(3,057)	(3,105)	(3,153)
Tangible Assets	$4,126,025	$3,880,255	$3,604,863	$3,474,554	$3,385,972
Tangible Common Equity/Tangible Assets	7.57%	7.87%	8.60%	8.91%	8.81%

Tangible Book Value Per Share
Book Value Per Common Share	$11.44	$11.14	$11.12	$11.09	$10.73
Less: Effects of Intangible Assets	(0.11)	(0.11)	(0.11)	(0.11)	(0.11)
Tangible Book Value Per Common Share	$11.33	$11.03	$11.01	$10.98	$10.62

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$13,500	$11,868	$11,249	$11,343	$11,509	$36,617	$33,173

Average Shareholders' Equity	$384,020	$381,448	$383,024	$374,035	$330,604	$382,834	$296,760
Less: Average Preferred Stock	(66,514)	(66,514)	(66,514)	(66,515)	(32,332)	(66,514)	(10,896)
Average Common Equity	317,506	314,934	316,510	307,520	298,272	316,320	285,864
Less: Effects of Average Intangible Assets	(2,989)	(3,037)	(3,084)	(3,132)	(3,180)	(3,036)	(3,227)
Average Tangible Common Equity	$314,517	$311,897	$313,426	$304,388	$295,092	$313,284	$282,637
Return on Average Tangible Common Equity	17.03%	15.26%	14.56%	14.78%	15.47%	15.63%	15.69%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2022	2022	2022	2021	2021	2022	2021

Adjusted Diluted Earnings Per Common Share
Net Income Available to Common Shareholders	$13,500	$11,868	$11,249	$11,343	$11,509	$36,617	$33,173
Add: Debt Prepayment Fees	—	—	—	—	582	—	582
Less: Tax Impact	—	—	—	—	(151)	—	(151)
Net Income, Excluding Impact of Debt Prepayment Fees	$13,500	$11,868	$11,249	$11,343	$11,940	$36,617	$33,604

Diluted Weighted Average Shares Outstanding	28,592,854	28,803,842	29,156,085	29,038,785	29,110,547	28,882,701	29,077,850
Adjusted Diluted Earnings Per Common Share	$0.47	$0.41	$0.39	$0.39	$0.41	$1.27	$1.16

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At September 30, 2022 and December 31, 2021, these cash flow hedges had a total notional amount of $250.0 million and $235.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2022 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of

100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 300 and 400 basis points does not provide us with meaningful results and thus is not presented.

(dollars in thousands)	September 30, 2022		December 31, 2021
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$133,251	(7.88)%	$116,256	5.75%
+300	136,485	(5.65)	114,328	4.00
+200	139,442	(3.60)	112,288	2.15
+100	142,158	(1.73)	110,539	0.55
0	144,657	—	109,930	—
−100	149,153	3.11	106,955	(2.71)
−200	148,178	2.43	NM	NM

The table above indicates that as of September 30, 2022, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 7.88% decrease in net interest income. In the event of an immediate 200 basis point decrease in interest rates, the Company would experience a 2.43% increase in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2022, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the third quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2022	100,388	$16.27	99,310	$1,627,982
August 1 - 31, 2022	—	—	—	25,000,000
September 1 - 30, 2022	—	—	—	25,000,000
Total	100,388	$16.27	99,310	$25,000,000
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.

(2)	On August 17, 2022, the Company’s board of directors approved a new stock repurchase program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. The new stock repurchase program replaced and superseded the previous $40.0 million stock repurchase program which expired on October 27, 2022, under which approximately $1.6 million remained. The new stock repurchase program will expire on August 16, 2024. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

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
10.1

Second Amendment to Loan and Security Agreement, dated as of September 1, 2022, by and between Bridgewater Bancshares, Inc. and ServisFirst Bank (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on September 1, 2022)

10.2

Amended and Restated Revolving Note, dated as of September 1, 2022, made by Bridgewater Bancshares, Inc. to and in favor of ServisFirst Bank (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on September 1, 2022)

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended September 30, 2022 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: November 3, 2022	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)