Form 10-K
period 2022-12-31
Bridgewater Bancshares Inc
filed 2023-03-07
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $16.14 of such shares on that date, was $342,969,738.

The number of shares of the Common Stock issued and outstanding as of February 20, 2023 was 27,756,170.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2022, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on April 25, 2023.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of recent and anticipated rate increases by the Federal Reserve;
●	fluctuations in the values of the securities held in our securities portfolio or the values of derivative instruments held in our derivatives portfolio, including as the result of rising interest rates, which has resulted in unrealized losses in our securities portfolios;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including rising rates of inflation;
●	loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard;
●	the concentration of large loans to certain borrowers;
●	the concentration of large deposits from certain clients;
●	the ability to successfully manage liquidity risk, which may increase the dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the expected discontinuation of the London Interbank Offered Rate, as well as other alternative reference rates;
●	the composition of the Company’s senior leadership team and the ability to attract and retain key personnel;
●	talent and labor shortages and high rates of employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions and “fintech” companies;
●	the effectiveness of the risk management framework;

●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, including changes to federal and state corporate tax rates;
●	risks related to climate change and the negative impact it may have on our customers and their businesses;
●	the imposition of governmental policies impacting the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, widespread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, civil unrest or other adverse external events including the Russian invasion of Ukraine;
●	potential impairment to the goodwill recorded in connection with a past acquisition;
●	changes to U.S. or state tax laws, regulations and guidance, including the new 1% excise tax on stock buybacks by publicly traded companies;
●	the success at managing the risks involved in the foregoing items; and
●	any other risk factors described in the "Risk Factors" section of this report and in other reports filed by Bridgewater Bancshares, Inc. with the Securities and Exchange Commission (“SEC”).

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

Since inception, the Company has grown significantly and profitably, with a focus on organic growth, driven primarily by commercial real estate lending. Assets have grown at a compounded annual growth rate of 32.8% since 2005, surpassing total asset milestones of $500 million in 2013, $1.0 billion in 2016, $2.0 billion in 2019, $3.0 billion in 2021, and $4.0 billion in 2022. While this growth has been almost entirely organic, in 2016 the Company completed a complementary small bank acquisition that added approximately $76.1 million in assets, $66.7 million in seasoned core deposits and two branch locations within its market area.

As of December 31, 2022, total assets were $4.35 billion, total gross loans were $3.57 billion, total deposits were $3.42 billion, and total shareholders’ equity was $394.1 million.

The principal sources of funds for loans and investments are transaction, savings, time, and other deposits, and short-term and long-term borrowings. The Company’s principal sources of income are interest and fees collected on loans, interest and dividends earned on investment securities and service charges. The Company’s principal expenses are interest paid on deposit accounts and borrowings, employee compensation and other overhead expenses. The Company’s simple, highly efficient business model of providing responsive support and simple solutions to clients continues to be the underlying principle that drives the Company’s profitable growth.

Market Area and Competition

The Company operates in the Twin Cities Metropolitan Statistical Area, or MSA, which had total deposits of $232.4 billion as of June 30, 2022, and ranks as the 16th largest metropolitan statistical area in the United States in total deposits, and the third largest metropolitan statistical area in the Midwest in total deposits, based on Federal Deposit Insurance Corporation, or FDIC, data. This area is commonly known as the “Twin Cities” after its two largest cities, Minneapolis, the city with the largest population in the state, and St. Paul, the state capital.

The Twin Cities MSA is defined by attractive market demographics, including strong household incomes, dense populations, a resilient employee base and the presence of a diverse group of large and small businesses. As of December 31, 2022, the Company’s market ranked second in median household income in the Midwest and eighth in the nation, when compared to the top 20 MSAs by population size in each area, based on data available on S&P Global Market Intelligence. According to the U.S. Bureau of Labor Statistics, the population in the Twin Cities MSA was approximately 3.7 million as of December 31, 2022, making it the third largest MSA in the Midwest and 16th largest MSA in the United States. The Twin Cities MSA had an unemployment rate of 2.6%, which was lower than the national average of 3.5%, as of December 31, 2022. These strong labor market fundamentals can be attributed to the significant presence of national and international businesses across diverse industries operating within the Twin Cities MSA.

The Company operates in a competitive market area and competes with other, often much larger, retail and commercial banks and financial institutions. Two large, national banking chains, Wells Fargo and US Bank, together controlled 62.3% of the deposit market share in the Twin Cities MSA as of June 30, 2022, based on FDIC data and as displayed in the table below. By comparison, as of the same date, the Company had a deposit market share of approximately 1.4%, which ranked the Company ninth in the Twin Cities MSA overall and fourth in the Twin Cities MSA among banks headquartered in Minnesota.

				Total	Market
		State	Branch	Deposits	Share
Rank	Institution	Headquarters	Count	($000)	(%)
1	U.S. Bancorp	MN	84	87,543,495	37.67
2	Wells Fargo & Co	CA	90	57,229,459	24.63
3	Ameriprise Financial, Inc.	MN	2	15,520,975	6.68
4	Bank of Montreal	N/A	26	8,275,300	3.56
5	Huntington Bancshares, Inc.	OH	76	6,522,793	2.81
6	Otto Bremer Trust	MN	20	5,352,754	2.30
7	Bank of America Corp.	NC	15	5,206,487	2.24
8	Old National Bancorp	IN	29	3,864,487	1.66
9	Bridgewater Bancshares, Inc.	MN	8	3,244,121	1.40
10	State Bankshares, Inc.	ND	7	3,142,811	1.35
	Top 10 Institutions		357	195,902,682	84.30

	Total Bank Deposits		750	232,367,426

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

Products and Services

The Company offers a full array of simple, quality loan and deposit products primarily for commercial clients. While the Company provides products and services that compete with those offered by large national and regional competitors, the Company additionally offers responsive support and personalized solutions tailored for each client. The Company emphasizes customer service and believes in providing distinguishing levels of client service through the experience of employees, the responsiveness and certainty of the credit process and the efficiency with which business is conducted. The Company believes that clients notice a difference in service compared to the much larger institutions in the market. The Company has built a strong referral network that continually provides opportunities with new client relationships. At this time, the Company does not operate any non-depository business lines such as mortgage, wealth management or trust.

Lending. The Bank focuses primarily on commercial lending, consisting of loans secured by nonfarm, nonresidential properties, loans secured by multifamily residential properties, nonowner occupied single family residential properties, construction loans, land development loans and commercial and industrial loans. The Bank has a particular expertise in multifamily financing which has historically represented a large portion of the loan portfolio. This asset class has performed extremely well and has lower historical loss rates when compared to other loan types. Commercial real estate loans (excluding multifamily and construction) consist of owner and nonowner occupied properties. This portfolio segment is well diversified with loans secured by office buildings, retail strip centers, industrial properties, senior housing and hospitality properties and mixed-use properties. In addition to loans secured by improved commercial real estate properties, the Bank engages in construction lending, which includes single family residential construction loans, land development, finished lots and raw land loans, and commercial and multifamily construction.

In recent years, the Bank has increased its focus on commercial and industrial lending. This portfolio includes a mix of term equipment loans and revolving lines of credit to support the needs of local businesses. Additionally, the Bank has a niche within the tax credit investment market whereby it bridges equity capital receivables on various tax credit projects.

The Bank focuses on lending to borrowers located or investing in the Twin Cities MSA across a diverse range of industries and property types, however, as a relationship lender, it will from time to time finance properties located outside of Minnesota for its existing local clients in select situations. As of December 31, 2022, over 80% of the Bank’s real estate loan balances were secured by properties located in the Twin Cities market.

Robust and consistent growth over the last several years has been attributable to the Bank’s strengthening brand and service model in the Twin Cities, client and banker acquisitions resulting from M&A-related market disruption and the expansion of talented lending and business service teams. As a result, the Bank’s ability to cultivate relationships with certain individuals and businesses has resulted in a concentration of large loans to a small number of borrowers. The Bank has established an informal, internal limit on a single loan to finance one transaction, but may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s financial condition, overall credit quality and property fundamentals are commensurate with the increased size of the relationship. Loan demand remained high for most of 2022, but in late 2022, the Bank began seeing a reduction in overall loan demand due to the rising interest rate environment.

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

Deposits continue to be the primary funding source for the Bank’s lending activities, both core and non-core deposits. Deposit growth has been positively impacted by new client and bank acquisition opportunities due to M&A-related market disruption in the Twin Cities and the expansion of the treasury management team. As interest rates increased sharply in 2022, generating core deposit growth became difficult, especially with the emergence of unprecedented competition from the Treasury markets. As a result, the Bank utilized additional brokered deposits to supplement core deposits.

While the Bank remains committed to growing core deposits, brokered deposits have remained a strategic component of the funding strategy and interest rate risk management. The Bank’s Asset Liability Management, or ALM, Committee monitors the size of this portfolio, and ongoing opportunities.

The Bank has developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2022, the 10 largest depositor relationships accounted for approximately 15.0% of total deposits. This high concentration of depositors presents a risk to liquidity if one or more of them decides to change its relationship with the Bank and to withdraw all or a significant portion of their accounts.

Competitive Strengths

As the Company seeks to continue to grow the business, management believes the following strengths provide a competitive advantage over other financial institutions operating in its market area:

Commercial Banking Expertise. Management believes the Company has earned the reputation as one of the prominent commercial real estate lenders in the Twin Cities MSA due in large part to the strength of the lending team. The Company has an experienced, professional team of 25 lenders, and believes the ability to drive quality commercial loan growth is a result of being able to provide each client with access to a knowledgeable, experienced, responsive and dedicated banker. Due to their market knowledge and understanding of clients’ businesses, the lenders are well positioned to provide timely and relevant feedback to clients. Management believes the responsive credit culture separates the Company from its competitors.

Multifamily Lending Expertise. The Company specializes in multifamily lending, which has historically represented a large portion of the total loan portfolio. The Company believes this lending niche lowers the risk profile of the overall loan portfolio due to its lower historical loss rates when compared to other loan types. In fact, the multifamily portfolio has experienced no net charge-offs over the past five years and only $62,000 of net charge-offs since inception. As a result of the Company’s segment expertise and strong portfolio performance, the Company has been comfortable continuing to grow the multifamily portfolio.

Engaged and Experienced Board of Directors and Management Team. The Company’s board of directors consists of highly accomplished individuals with strong industry and business experience in the market area. The combined expertise of the board of directors and the significant banking and regulatory experience of the strategic leadership team help execute the Company’s growth strategy.

The Company’s seven-person strategic leadership team has a strong balance of extensive banking and regulatory experience, drive and talent. The team has over 130 years of combined banking and financial services experience and more than 20 years of regulatory experience. Three members of the team have been leading the Company since its formation, and with an average age of 50, the strategic leadership team can drive growth and strategy for years to come.

In addition to the strategic leadership team, the Company has demonstrated an ability to grow through the recruitment of high performing individuals. The Company seeks to hire people with significant in-market experience who fit the Company’s hard-working, entrepreneurial culture. Through targeted hiring and internal development efforts, the Company has established a deep bench of talent to continue to grow and manage the business. The Company has structured its team to prepare for long-term growth and stability by combining the experienced strategic leadership and commercial lending teams with its next generation of leaders.

Efficiency. The Company operates as a highly efficient organization based on a simple business model. By focusing on commercial real estate lending, employee overhead is low due to its lenders maintaining larger loan portfolio sizes compared to other types of commercial lending. In addition, the Company serves its clients through a strategically positioned “branch-light” model of just seven branches, as well as through online, mobile and direct banking channels, and is not dependent on a traditional branch network with a large number of locations.

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

Solid Asset Quality Metrics. A risk-management focused business model has contributed to solid asset quality during a period of strong loan growth and economic uncertainty. The Company diligently monitors and routinely stress tests the loan portfolio. The strong credit metrics are the result of measured risk selection, consistent underwriting standards, active credit oversight and experienced lending and credit teams.

Proactive Enterprise Risk Management. The Company’s enterprise risk management practices provide an enhanced level of oversight allowing management to be proactive rather than reactive. The Company has been focused on scaling its enterprise risk management function to address emerging risks and support growth plans. The management-level enterprise risk management committee, comprised of the strategic leadership team, the Chief Risk Officer and senior representatives from all departments, meets quarterly to identify, assess, measure, monitor, and manage the Company’s overall enterprise risk position and to discuss how the Company’s strategic initiatives may impact the Company’s risk profile. Enterprise risk management reports are provided to the full Company board on a quarterly basis. Furthermore, in 2016, Bridgewater Risk Management, Inc. was formed as a captive insurance subsidiary to provide supplemental insurance coverage to the Company and its subsidiaries for risk management purposes.

The Company also has a comprehensive Commercial Real Estate Portfolio Risk Management Policy which implements formal processes and procedures designed to manage and mitigate risk within the commercial real estate portfolio. This policy addresses regulatory guidelines for institutions, such as the Bank, that exhibit higher levels of commercial real estate concentrations. These processes and procedures include board and management oversight, commercial real estate exposure limits, portfolio monitoring tools, management information systems, market reports, underwriting standards, a credit risk review function and periodic stress testing to evaluate potential credit risk and the subsequent impacts on capital and earnings.

Strategies for Growth

The Company had a track record of generating consistent, robust growth over the past seventeen years. Given the current interest rate environment, which has resulted in increased funding pressure and reduced loan demand, the Company intends to continue growing the balance sheet, albeit at a slower pace over the near-term. To generate future growth, the Company intends to continue to execute the proven strategies that it has used in prior years to achieve some of the strongest performance results in the community banking industry. These strategies include the following:

Focus on Organic Growth in the Market Area. The Company intends to continue to grow its business organically in a focused and strategic manner by leveraging its competitive strengths, including commercial banking expertise, an experienced management team, an efficient business model and strong branding, to capitalize on the opportunities in the Company’s market area. As a publicly traded but locally-headquartered bank, the Company can go beyond what small banks can provide by offering sophisticated products and services similar to those offered by the much larger, out-of-state banks, but in a manner that is tailored to the needs of local clients in a more efficient, responsive and flexible way. Although the growth potential of the current market is substantial and provides the ability to continue to grow organically in the market, the Company will continue to consider opportunistic acquisitions that complement the current business and support the potential for longer term growth and returns for shareholders.

The Company plans to increase core deposits over time to support loan growth and build market share by expanding existing client relationships and by developing new deposit-focused clients. The Company plans to continue to expand its footprint through marketing and networking efforts focused on generating deposits. Although the Company is committed to growing core deposits, growth will continue to be supplemented, when necessary, with non-core, wholesale funding sources. On the lending side, the Company intends to rely on the expertise of the lenders, and believes the Company is well-positioned to continue to organically grow commercial loans based on the favorable market demographics in the Twin Cities MSA.

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

Human Capital Resources

The Company believes that its growth and success are dependent on its ability to attract, develop, and retain a high-performing and diverse team of people. The Company’s unconventional corporate culture is a key differentiator and meaningful driver in achieving this objective. As of December 31, 2022, the Company had 246 full-time equivalent employees, most of which are full-time employees, an increase of 12% from December 31, 2021. None of the Company’s employees are a party to a collective bargaining agreement. The Company considers the relationship with its employees to be good and has not experienced interruptions of operations due to labor disagreements.

The Company believes embracing and understanding diversity, equity and inclusion has and will continue to make the Company stronger. In 2019, the Company established a Diversity, Equity and Inclusion Committee that focuses on building an inclusive culture that encourages, supports and celebrates the diversity of the Company’s employees and the communities in which it serves. The Company recognizes that different perspectives enhance its thinking and improve its employees’ experience by bringing together unique backgrounds, beliefs, cultures, and experiences at the Company. As of December 31, 2022, women and people of color comprised 52% and 18% of the Company’s total workforce, respectively. Similarly, women and people of color made up 54% and 11% of manager roles, respectively.

Employee retention helps the Company operate efficiently and carry out its mission of being the finest entrepreneurial bank. The Company believes its commitment to its core values (Unconventional, Responsive, Dedicated, Growth and Accurate), as well as prioritizing concern for its employees’ well-being, supporting its employees’ career goals and offering competitive wages and benefits aid in the retention of its employees. For example, in 2021, the Company became one of the few local Minnesota companies to establish a $20 per hour minimum wage.

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

The Company strives to give back to the communities in which it operates by encouraging employees to be engaged in the communities where they live and work. To help remove roadblocks to volunteering, the Company offers a program that provides employees paid time off to volunteer at non-profit organizations (up to 16 hours per year).  The Company is proud to support many local community organizations through financial contributions and employee-driven volunteerism.

The safety, health and wellness of employees is a top priority. The Company’s Health and Wellness Committee is focused on promoting both physical and mental health across the organization, with events including skiing, climbing, paddleboarding and a step challenge. The Health and Wellness Committee also hosted a series of mental health-related educational events focused on managing mental health and identifying early warning signs and symptoms. Over the past few years, the COVID-19 pandemic created new challenges for the Company and its team members. In a short period of time, the Company was able to adapt in the uncertain environment by utilizing the Company’s technology, electronic banking and other digital platforms to minimize interruption to both employees and clients. In an effort to keep employees safe during the COVID-19 pandemic, the Company implemented a number of health-related measures, including protocols governing the use of face masks, enhanced cleaning procedures at the corporate and branch offices, social-distancing protocols, and the opportunity for remote and flexible work schedules.

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

The Company’s ESG priorities are to:

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

In an effort to increase communication with stakeholders regarding ESG, the Company launched an ESG webpage in March 2022 to share a summary of the actions being taken to support the ESG priorities. The webpage is updated periodically to highlight ongoing efforts to support ESG-related initiatives. For more information on the Company’s ESG commitment, please visit the Company’s ESG webpage at www.BWBMN.com/about-bridgewater/esg.

Corporate Information

The Company’s principal executive office is located at 4450 Excelsior Blvd., Suite 100, St. Louis Park, Minnesota 55416, and the telephone number at that address is (952) 893-6868. The website address is investors.bridgewaterbankmn.com. The information contained on the website is not a part of, nor incorporated by reference into, this report.

All filings made by the Company with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, as the Company does. The website is www.sec.gov. The Company provides access to its SEC filings through its website at investors.bridgewaterbankmn.com. After accessing the website, the filings are available free of charge upon selecting “Investor Relations/SEC Filings/Documents.” Reports available include the Company’s proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the documents and reports are electronically filed with or furnished to the SEC.

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Company’s primary regulator, the Federal Reserve, and the Bank’s primary federal regulator, the FDIC and primary state regulator, the Minnesota Department of Commerce, Financial Institutions Division, or MDOC, and the Consumer Financial Protection Bureau, or CFPB, as the regulator of consumer financial services and their providers. Furthermore, taxation laws administered by the Internal Revenue Service, or IRS, and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, or FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

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

As of December 31, 2022: (i) the Bank was not subject to a directive from MDOC or FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2022, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company was also in compliance with the capital conservation buffer as of December 31, 2022.

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

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this is evidenced in its increases in the targeted federal funds rate throughout 2022. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

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

The reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. Prior to the COVID-19 pandemic, the reserve ratio briefly exceeded the statutory threshold, but, because of extraordinary insured deposit growth caused by an unprecedented inflow of deposits during the pandemic, the reserve ratio fell below 1.35% and continues to be below the threshold. The FDIC staff closely monitors the factors that affect the reserve ratio, and, in order to raise the reserve ratio to 1.35% by September 30, 2028, the FDIC increased the initial deposit insurance rates by two basis points, beginning with the first quarterly assessment period of the 2023 assessment. As a result of this change, the Bank’s FDIC insurance assessment will increase beginning in 2023.

Supervisory Assessments. All Minnesota-chartered banks are required to pay supervisory assessments to the MDOC to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2022, the Bank paid supervisory assessments to the MDOC totaling approximately $84,400.

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

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014, and in 2016 proposed implementation of the NSFR. While these rules do not, and will not, apply to the Bank, it continues to review its liquidity risk management policies.

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

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2022. Notwithstanding the availability of funds for dividends, however, the FDIC and the MDOC may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay unrestricted dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2023 are discussed under “—Risk Factors.”

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

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements. In May 2022, the bank regulatory agencies issued a notice of proposed rulemaking called the Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations (the “CRA Proposal”). The CRA Proposal is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Proposal as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. A final rule has not yet been issued.

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

As of December 31, 2022, the Bank’s total loans secured by multifamily and CRE nonowner occupied properties plus total construction and land development loans represented more than 514.9% of its total risk-based capital. Thus, the Bank is deemed to have a concentration in CRE lending. Accordingly, pursuant to the Policy Guidance, the Bank is required to have heightened risk management practices in place to account for the heightened degree of risk associated with CRE lending.

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

Credit Risks

●	Loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	business and economic conditions generally, and in the financial services industry, nationally and within our market area, including rising rates of inflation;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for loan losses;
●	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard; and
●	the concentration of large loans to certain borrowers.

Liquidity and Funding Risks

●	The ability to successfully manage liquidity risk, especially in light of recent funding pressures at the Bank;
●	the dependence on non-core funding sources and our cost of funds;
●	the concentration of large deposits from certain clients; and
●	the ability to raise additional capital to implement our business plan.

Operational, Strategic and Reputational Risks

●	The ability to implement the Company’s growth strategy and manage costs effectively;
●	the ability to attract and retain key personnel, including the strategic leadership team;
●	talent and labor shortages and high rates of employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving critical systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions and “fintech” companies;
●	severe weather, natural disasters, widespread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, civil unrest or other adverse external events, including the Russian invasion of Ukraine; and

●	developments and uncertainty related to the future use and availability of some reference rates, such as the expected discontinuation of the London Interbank Offered Rate, as well as other alternative reference rates.

Legal, Accounting and Compliance Risks

●	The effectiveness of the risk management framework and programs;
●	the imposition of governmental policies impacting the value of products produced by our commercial borrowers;
●	potential impairment to the goodwill recorded in connection with a past acquisition;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, including changes to federal and state corporate tax rates; and
●	changes to U.S. or state tax laws, regulations and guidance, including the new 1% excise tax on stock buybacks by publicly traded companies; and
●	risks related to climate change and the negative impact it may have on our customers and their businesses.

Market and Interest Rate Risks

●	Interest rate risk, including the effects of anticipated interest rate volatility; and
●	fluctuations in the values of the securities held in our securities portfolio or the values of derivative instruments held in our derivatives portfolio.

Credit Risks

Our loan portfolio has a concentration of commercial real estate loans, which involve risks specific to real estate values and the health and market dynamics of the real estate market generally.

As of December 31, 2022, we had $2.62 billion of commercial real estate loans, consisting of $947.0 million of loans secured by nonfarm nonresidential properties, $1.31 billion of loans secured by multifamily residential properties and $365.8 million of construction and land development loans. Additionally, we had $176.4 million in loans whose purpose was to finance commercial real estate projects, but were secured by other types of collateral. Commercial real estate secured loans represented 73.4% of our total gross loan portfolio and 514.9% of the Bank’s total risk-based capital at December 31, 2022. The market value of real estate securing our commercial real estate loans can fluctuate in a short period of time as a result of interest rates and market conditions. Adverse developments affecting real estate values in our market area could increase the credit risk associated with our loan portfolio. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could force us to take charge-offs or require us to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity, as well as environmental factors, could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2022, approximately 87.6% of our total gross loan portfolio was comprised of loans with real estate as a primary component of collateral. As a result, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect our profitability. Such declines and losses would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

A decline in the business and economic conditions in our market could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As of December 31, 2022, our allowance for loan losses as a percentage of total gross loans was 1.34% and as a percentage of total nonperforming loans was 7,511.11%. Although management believes that the allowance for loan losses was adequate on such date to absorb probable losses on existing loans that may become uncollectible, losses in excess of the existing allowance will reduce our net income and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may also be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s assessment that the allowance is inadequate or as required by our banking regulators. Our banking regulators periodically review our allowance for loan losses and the value attributed to impaired loans and may require us to adjust our determination of the value for these items. These adjustments may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Current Expected Credit Loss accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The new accounting standard for establishing the allowance for loan losses, referred to as Current Expected Credit Loss, or CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. This standard became applicable to us on January 1, 2023. Under the revised methodology, credit losses are measured based on past events, current conditions and reasonable and supportable forecasts of future conditions that affect the collectability of financial assets. The new standard requires the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. The change will also likely greatly increase the types of data we will need to collect and analyze to determine the appropriate level of the allowance for loan losses. Actual losses are difficult to forecast, especially if those losses stem from factors beyond the Company's historical experience or are otherwise inconsistent with its credit quality assessments. If our assumptions are inaccurate, our current allowance may not be sufficient to cover potential credit losses, and additional provisions may be necessary, which would negatively impact our results of operations and financial condition. Moreover, the CECL model may create more volatility in our level of allowance for loan losses and could result in the need for additional capital.

Continued elevated levels of inflation could adversely impact our business, financial condition, results of operations and growth prospects.

The United States has experienced elevated levels of inflation, with an annual increase in the consumer price index of approximately 6.5% as of the end of 2022. These elevated levels of inflation, which are currently expected to persist into 2023, could have complex effects on our business, financial condition, results of operations and growth prospects, some of which could be materially adverse. For example, inflation-related increases in our interest expense may not be offset by corresponding increases in our interest income, while inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial loans represented 12.2% of our total gross loan portfolio at December 31, 2022. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans is often more sensitive than other types of loans to the general business climate and economy. Accordingly, a challenging business and economic environment may increase our risk related to commercial loans. In the current economic environment, the cumulative effects of rising inflation, labor shortages and supply chain constraints and the threat of a recession may adversely affect the collectability of commercial loans, especially if general economic conditions worsen. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Construction and land development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and land development loans comprised approximately 10.3% of our total loan portfolio as of December 31, 2022. Such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction and land development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Our high concentration of large loans to certain borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to cultivate relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. As of December 31, 2022, our 10 largest borrowing relationships accounted for approximately 19.4% of our total gross loan portfolio. We have established an informal, internal limit on a single loan to finance one transaction, but we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s financial condition, overall credit quality and property fundamentals are commensurate with the increased size of the loan. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of business, economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As a result of our rapid growth, a significant portion of our loan portfolio at any given time is of relatively recent origin. Typically, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as “seasoning.” As a result, a portfolio of more seasoned loans may more predictably follow a bank’s historical default or credit deterioration patterns than a newer portfolio. Because 72.3% of the dollar amount of our portfolio has been originated in the past three years, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Nonperforming assets take significant time to resolve and adversely affect our net interest income.

As of December 31, 2022, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more) totaled $639,000, or 0.02% of our total gross loan portfolio, and our nonperforming assets totaled $639,000, or 0.01% of total assets. In addition, we had $186,000 in accruing loans that were 30-89 days delinquent as of December 31, 2022.

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

Liquidity is essential to our business. Liquidity risk is the risk that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding, or the potential that we cannot easily unwind or offset specific exposures without significantly adjusting market prices because of inadequate market depth or market disruptions. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our client deposits, which can decrease for a variety of reasons, including when clients perceive alternative investments, such as bonds, treasuries or stocks, as providing a better risk/return tradeoff. If clients move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek other funding alternatives, including increasing our dependence on wholesale funding sources, in order to continue to grow, thereby potentially increasing our funding costs and reducing our net interest income and net income.

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

We use certain non-core, wholesale funding sources, including brokered deposits, federal funds purchased, and FHLB advances. As of December 31, 2022, we had approximately $776.2 million of brokered deposits, which represented approximately 22.7% of our total deposits, $97.0 million of FHLB advances and $287.0 million of federal funds purchased. Unlike traditional deposits from our local clients, there is a higher likelihood that the wholesale deposits will not remain with us after maturity. For example, depositors who have deposited funds with us through brokers are a less stable source of funding than typical relationship deposit clients. Although we are increasing our efforts to reduce our reliance on non-core funding sources, we may not be able to increase our market share of core-deposit funding in our highly competitive market area. If we are unable to do so, we may be forced to increase the amounts of wholesale funding sources. The cost of these funds can be volatile and may exceed the cost of core deposits in our market area, which could have a material adverse effect on our net interest income. In addition, our maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans we can pledge. As of December 31, 2022, our advances from the FHLB were collateralized by $1.20 billion of real estate and commercial loans. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. If we are unable to access any of these types of funding sources or if our costs related to them increases, our liquidity and ability to support demand for loans could be materially adversely affected.

Our high concentration of large depositors may increase our liquidity risk, and the loss of any large depositor may negatively impact our net interest margin.

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2022, our 10 largest depositor relationships accounted for approximately 15.0% of our total deposits. This high concentration of depositors presents a risk to our liquidity if one or more of them decides to change its relationship with us and to withdraw all or a significant portion of their deposits. If such an event occurs, we may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, which could negatively impact our net interest margin if the alternative source of funding is at a higher rate and have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our liquidity is dependent on dividends from the Bank.

The Company is a legal entity separate and distinct from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. For example, Minnesota law only permits banks to pay dividends if a bank has established a surplus fund equal to or more than 20% of the bank’s capital stock and if the dividends will not reduce the bank’s capital, undivided profits and reserves below specific requirements. As of December 31, 2022, the Bank had the capacity to pay the Company a dividend of up to $24.3 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our business, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. In particular, if we need to raise additional capital in the current interest rate environment, we believe the pricing and other terms investors may require in such an offering may not be attractive to us. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

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

A number of factors may adversely affect the labor force available to us or increase labor costs, including the high employment levels, and decreased labor force size and participation rates in recent periods. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor markets. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in our operations as we continue to grow. The widespread adoption of new technologies, including mobile banking services, cryptocurrencies and payment systems, could require us in the future to make substantial expenditures to modify or adapt our existing products and services as we grow and develop new products to satisfy our customers' expectations and comply with regulatory guidance. We may experience operational challenges as we implement these new technology enhancements, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

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

The COVID-19 pandemic could continue to have adverse effects on our business.

The COVID-19 pandemic has had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally. These effects have diminished in the past year, but future developments and uncertainties will be difficult to predict, such as the potential emergence of a new variant, the course of the pandemic in China and other major economies, the persistence of pandemic-related work and lifestyle changes, changes in consumer preferences associated with the emergence of the pandemic, and other market disruptions. Any such developments could have a complex and negative effect on our business, including with respect to the prevailing economic environment, our lending and investment activities, and our business operations.

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

While we do not offer products relating to digital assets, including cryptocurrencies, stablecoins and other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—which, at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions—are becoming active competitors to more traditional financial institutions.

The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations. Potential partnerships with digital asset companies, moreover, could also entail significant investment.

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

LIBOR is used extensively in the United States and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt and interest rate swaps. LIBOR is set based on interest rate information reported by certain banks, which will stop reporting such information starting after December 31, 2021 through June 30, 2023. It is not certain at this time the extent to which those entering into commercial or financial contracts will transition to any particular new benchmark. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, started in May 2018 to publish the Secured Overnight Financing Rate, or SOFR, as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rates Committee due to the depth and robustness of the Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR.

We have loans, available for sale securities, derivative contracts, and subordinated debentures with terms that are either directly or indirectly dependent on LIBOR. The transition from LIBOR to alternative rates such as SOFR, could create considerable costs and additional risk. Any such transition could: (i) adversely affect the interest rates paid or received on, the revenue and expenses associated with, and the value of our floating-rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally; (ii) prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate; (iii) result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and (iv) require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profile, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Further, a failure to adequately manage this transition process with our customers could adversely affect our reputation. Although we are currently unable to assess the ultimate impact of the transition from LIBOR, a failure to adequately manage the transition could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Legal, Accounting and Compliance Risks

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2022, our commercial real estate secured loans represented 514.9% of the Bank’s total risk-based capital. As a result, we are deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines. Accordingly, pursuant to guidance issued by the federal bank regulatory agencies, we are required to have heightened risk management practices in place to account for the heightened degree of risk associated with commercial real estate lending and may be required to maintain capital in excess of regulatory minimums. We cannot guarantee that the risk management practices we have implemented will be effective to prevent losses relating to our commercial real estate portfolio. In addition, increased capital requirements could limit our ability to leverage our capital, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include policies related to the allowance for loan losses, investment securities impairment, fair value of financial instruments and deferred tax assets. See “Note 1 – Description of the Business and Summary of Significant Accounting Policies” of the Company’s Consolidated Financial Statements included as part of this Annual Report on Form 10-K for further information. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided, experience additional impairment in our securities portfolio, change the carrying value of our financial instruments and the amount of revenue or loss recorded, or record a valuation allowance against our deferred tax assets. Any of these could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

From time to time, the FASB or the SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. In addition, trends in financial and business reporting, including ESG related disclosures, could require us to incur additional reporting expense. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently, in each case resulting in our needing to revise or restate prior period financial statements.

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

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of the deferred tax asset consists of deferred loan loss deductions. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2022, our net deferred tax asset was $22.9 million.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by the Biden administration in the United States that may directly affect financial institutions and the global economy.

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

Banking institutions are required to hold more capital as a percentage of assets than most industries. In the wake of the global financial crisis, our capital requirements increased, both in the amount of capital we must hold and in the quality of the capital to absorb losses. Holding high amounts of capital compresses our earnings and constrains growth. In addition, the failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect client and investor confidence, our cost of funds and FDIC insurance costs and our ability to make acquisitions and ultimately result in a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.235 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the end of the first fiscal year in which (A) the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year, (B) we have been a public reporting company under the Exchange Act for at least twelve calendar months and (C) we have filed at least one annual report on Form 10-K.

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

We did not engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting, as contemplated by Section 404 of Sarbanes-Oxley, under the standards of the PCAOB as of any balance sheet date reported in our financial statements as of December 31, 2022. If we had our independent registered public accounting firm perform an audit of our internal control over financial reporting under the standards of the PCAOB, material weaknesses may have been identified. In addition, the JOBS Act provides that, so long as we qualify as an emerging growth company, we will be exempt from the provisions of Section 404(b) of Sarbanes-Oxley, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting under the standards of the PCAOB. We may take advantage of this exemption so long as we qualify as an emerging growth company.

The recent change in our independent registered public accounting firm could materially impact our financial statements.

On December 20, 2022, the Audit Committee of the Board of Directors of the Company approved the dismissal of CliftonLarsonAllen LLP ("CLA") as the Company's independent registered public accounting firm because CLA indicated that it would not stand for reappointment following completion of the audit of the Company’s consolidated financial statements for the year-ending December 31, 2022. On December 20, 2022, the Audit Committee approved the appointment of RSM, LLP (“RSM”) to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2023. RSM’s future audits of the Company’s financial statements may identify errors or omissions in our historical financial statements that were not previously identified and that could require us to restate previously issued financial statements or materially impact how we report our financial condition and results of operations going forward. If we have to restate any historical financial statements it could have a material adverse effect on our financial condition and results of operations.

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

Fluctuations in interest rates may negatively affect our business and may weaken demand for some of our products. Our earnings and cash flows are largely dependent on our net interest income, which is the difference between the interest income that we earn on interest earning assets, such as loans and investment securities, and the interest expense that we pay on interest bearing liabilities, such as deposits and borrowings. Additionally, changes in interest rates also affect our ability to fund our operations with client deposits and the fair value of securities in our investment portfolio and derivatives portfolio. Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, can have a significant effect on our net interest income and results of operations.

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

It is currently expected that during 2023, and perhaps beyond, the Federal Open Market Committee of the Federal Reserve, or FOMC, will continue to increase interest rates to reduce the rate of inflation. In 2022, the FOMC increased at various dates throughout the year the target range for the federal funds rate from 0.00% to 0.25% to a range of 4.25% to 4.50%. All of these increases were expressly made in response to inflationary pressures, which are currently expected to continue into 2023. In February of 2023, the FOMC increased rates again by 0.25%. If the FOMC further increases the targeted federal funds rates, overall interest rates will likely rise, which may negatively impact the entire national economy. In addition, our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans and other interest earning assets. Rising interest rates also may reduce the demand for loans and the value of fixed-rate investment securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, results of operations, and growth prospects.

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

As of December 31, 2022, we had $884.3 million of noninterest bearing deposit accounts and $2.53 billion of interest bearing deposit accounts. We do not know what future market rates will be, and based on recent guidance from the Federal Reserve, we expect interest rates to remain elevated in 2023. If we need to offer higher interest rates on these accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2022, the fair value of our securities portfolio was approximately $548.6 million, or 12.6% of our total assets. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause an other than temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other than temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

A large percentage of our investment securities classified as available-for-sale have fixed interest rates. As is the case with many financial institutions, our emphasis on increasing the development of core non-maturity deposits has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets. This imbalance can create significant earnings volatility because interest rates change over time. As interest rates have increased, our cost of funds has increased more rapidly than the yields on a substantial portion of our interest-earning assets. In addition, the market value of our fixed-rate assets, for example, our investment securities, has declined in recent periods. In line with the foregoing, we have experienced and may continue to experience an increase in the cost of interest-bearing liabilities primarily due to raising the rates we pay on some of our deposit products to stay competitive within our market and an increase in borrowing costs from increases in the federal funds rate.

At December 31, 2022, we had $34.1 million of unrealized losses, net of tax, in our securities portfolio. If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities.

Monetary policies of the Federal Reserve could adversely affect our financial condition and results of operations.

In the current environment, economic and business conditions are significantly affected by U.S. monetary policy, particularly the actions of the Federal Reserve in its effort to fight elevated levels of inflation. The Federal Reserve is mandated to pursue the goals of maximum employment and price stability, and beginning in March 2022 it made a series of significant increases to the target Federal Funds rate as part of an effort to combat elevated levels of inflation affecting the U.S. economy, which is expected to continue in 2023. This has helped drive a significant increase in prevailing interest rates and, while this will have a positive effect on our net interest income, it also harmed the value of our securities portfolio, which had $34.1 million in unrealized losses, net of tax, in our available-for-sale investment securities portfolio at December 31, 2022. This decline in value has negatively affected our tangible book value. Higher interest rates can also negatively affect our customers’ businesses and financial condition, and the value of collateral securing loans in our portfolio.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as the war in Ukraine and resulting disruptions in the global energy market, the effects of the pandemic in China, and tight labor market conditions and supply chain issues, there is a meaningful risk that the Federal Reserve and other central banks may raise interest rates too much, thereby limiting economic growth and potentially causing an economic recession. As noted above, this could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

●	actual or anticipated variations in our quarterly results of operations;
●	recommendations or research reports about us or the financial services industry in general published by securities analysts;
●	the failure of securities analysts to cover, or continue to cover us;
●	operating and stock price performance of other companies that investors or analysts deem comparable to us;
●	news reports relating to trends, concerns and other issues in the financial services industry;
●	perceptions in the marketplace regarding us, our competitors or other financial institutions;
●	future sales of our common stock;
●	departure of members of our strategic leadership team or other key personnel;
●	new technology used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	changes or proposed changes in laws or regulations, or differing interpretations of existing laws and regulations, affecting our business, or enforcement of these laws and regulations;
●	litigation and governmental investigations; and
●	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

We are generally not restricted from issuing additional shares of our common stock, up to the 75,000,000 shares of common stock authorized in our second amended and restated articles of incorporation, which could be increased by a vote of the holders of a majority of our shares of common stock. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, or in connection with future acquisitions or financings. If we choose to raise capital by issuing and selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

The holders of our debt obligations and preferred stock will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us and claims of all of our outstanding shares of preferred stock. As of December 31, 2022, we had $80.0 million of subordinated debentures outstanding and $69.0 million of preferred stock outstanding. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to our debt holders have been satisfied and holders of senior equity securities, including the preferred shares, have received any payment or distribution due to them.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term shareholder value.

On August 17, 2022, the Company’s board of directors approved a new stock repurchase program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. The new stock repurchase program replaced and superseded the previous $40.0 million stock repurchase program, under which approximately $1.6 million remained. The new stock repurchase program will expire on August 16, 2024. The repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. The repurchase program may be suspended or terminated at any time and, even if fully implemented, the repurchase program may not enhance long-term shareholder value.

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located at 4450 Excelsior Boulevard, Suite 100, St. Louis Park, Minnesota 55416. Including our corporate headquarters, we operate seven full-service branch offices located in the Twin Cities MSA. We currently own three of our branch offices located in Orono, St. Louis Park and Minneapolis (Hennepin Avenue), and lease the remaining four locations. Additional information regarding our locations is set forth below:

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

Holders of Record

As of February 27, 2023, the Company had 97 holders of record of the Company’s common stock and an estimated 4,343 additional beneficial holders of the Company’s common stock whose stock was held in street name by brokerages or fiduciaries.

Issuer Purchases of Equity Securities

The following table presents stock purchases made during the fourth quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2022	—	$—	—	$25,000,000
November 1 - 30, 2022	—	—	—	25,000,000
December 1 - 31, 2022	37,639	18.48	—	25,000,000
Total	37,639	$18.48	—	$25,000,000
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock and stock options. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.
(2)	On August 17, 2022, the Company’s board of directors approved a stock repurchase program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. The stock repurchase program replaced and superseded the previous $40.0 million stock repurchase program which expired on October 27, 2022, under which approximately $1.6 million remained. The stock repurchase program will expire on August 16, 2024. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

Performance Graph

The following graph compares the percentage change in the cumulative shareholder return of the Company’s common stock during the period from the date of our initial public offering and listing on Nasdaq through December 31, 2022, with the cumulative return of the Nasdaq Composite Index and the total return of the Nasdaq Bank Index. This comparison assumes $100.00 was invested on March 14, 2018 and assumes the reinvestment of all cash dividends, if any, prior to any tax effect and retention of all stock dividends. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
3/14/18
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
Bridgewater Bancshares Inc.
NASDAQ Composite
NASDAQ Bank

*$100 invested on 3/14/18 in stock or 2/28/18 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Dividend Policy

The Company has not historically declared or paid dividends on its common stock and does not intend to declare or pay dividends on its common stock in the foreseeable future. Instead, the Company anticipates that future earnings will be retained to support its operations and to finance the growth and development of its business. Any future determination relating to the Company’s common stock dividend policy will be made by the board of directors and will depend on a number of factors, including historic and projected financial condition, liquidity and results of operations, capital levels and needs, tax considerations, any acquisitions or potential acquisitions that may be pursued, statutory and regulatory prohibitions and other limitations, the terms of any credit agreements or other borrowing arrangements that restrict the ability to pay cash dividends, general economic conditions and other factors deemed relevant by the board of directors. The Company is not obligated to pay dividends on its common stock and is subject to restrictions on paying dividends on its common stock.

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

Under the terms of a loan agreement with a third party correspondent lender which the Company entered into in March of 2021 and amended in July 2021 and September of 2022, the Company cannot declare or pay any cash dividend or make any other distribution in respect to capital stock, except in accordance with past practices and dividends paid on its preferred stock and so long as no default has occurred and is continuing. In addition, under the terms of the subordinated notes issued in June of 2020 and July of 2021, and the related subordinated note purchase agreements, the Company is not permitted to declare or pay any dividends on capital stock if an event of default occurs under the terms of the subordinated notes, excluding any dividends or distributions in shares of, or options, warrants or rights to subscribe for or purchase shares of, any class of our common stock and any declaration of a non-cash dividend in connection with the implementation of a shareholders' rights plan.

ITEM 6.  [RESERVED]

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

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2022. This information should be read in connection with our audited consolidated financial statements and related notes appearing elsewhere in this report.

	As of and for the year ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020	2019	2018
Per Common Share Data (1)
Basic Earnings Per Share	$1.78	$1.59	$0.95	$1.07	$0.93
Diluted Earnings Per Share	1.72	1.54	0.93	1.05	0.91
Adjusted Diluted Earnings Per Share (2)	1.72	1.55	1.12	N/A	N/A
Book Value Per Share	11.80	11.09	9.43	8.45	7.34
Tangible Book Value Per Share (2)	11.69	10.98	9.31	8.33	7.22
Basic Weighted Average Shares Outstanding	27,758,336	28,027,454	28,582,064	29,358,644	29,001,393
Diluted Weighted Average Shares Outstanding	28,668,177	28,968,286	29,170,220	29,996,776	29,436,214
Shares Outstanding at Period End	27,751,950	28,206,566	28,143,493	28,973,572	30,097,274

Selected Performance Ratios
Return on Average Assets (ROA)	1.38%	1.43%	1.04%	1.49%	1.51%
Pre-Provision Net Revenue Return on Average Assets (PPNR ROA) (3)	2.06	2.10	2.09	2.07	2.20
Return on Average Shareholders' Equity (ROE)	13.90	14.45	10.51	13.50	13.87
Return on Average Tangible Common Equity (2)	15.69	15.45	10.65	13.72	14.15
Average Shareholders' Equity to Average Assets	9.93	9.91	9.88	11.00	10.92
Yield on Interest Earning Assets	4.35	4.16	4.51	5.01	4.88
Yield on Total Loans, Gross	4.60	4.60	4.90	5.31	5.23
Cost of Interest Bearing Liabilities	1.34	0.93	1.53	2.03	1.65
Cost of Total Deposits	0.75	0.51	0.93	1.42	1.12
Net Interest Margin (4)	3.45	3.54	3.46	3.59	3.72
Core Net Interest Margin (2)(4)	3.27	3.28	3.25	3.37	3.40
Efficiency Ratio (2)	41.5	42.0	49.0	47.4	46.5
Adjusted Efficiency Ratio (3)	41.2	41.0	40.5	43.3	41.7
Noninterest Expense to Average Assets	1.46	1.51	1.73	1.75	1.78
Adjusted Noninterest Expense to Average Assets (3)	1.45	1.47	1.44	1.59	1.59
Loan to Deposit Ratio	104.5	95.7	93.0	104.9	106.7
Core Deposits to Total Deposits (6)	74.6	85.4	78.1	80.7	74.2
Tangible Common Equity to Tangible Assets (2)	7.48	8.91	8.96	10.65	11.03

Selected Asset Quality Data
Loans 30-89 Days Past Due	$186	$49	$13	$403	$311
Loans 30-89 Days Past Due to Total Loans	0.01%	—%	—%	0.02%	0.02%
Nonperforming Loans	$639	$722	$775	$461	$581
Nonperforming Loans to Total Loans	0.02%	0.03%	0.03%	0.02%	0.03%
Foreclosed Assets	$—	$—	$—	$—	$—
Nonaccrual Loans to Total Loans	0.02%	0.03%	0.03%	0.02%	0.03%
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.02	0.03	0.03	0.02	0.03
Nonperforming Assets (5)	$639	$722	$775	$461	$581
Nonperforming Assets to Total Assets (5)	0.01%	0.02%	0.03%	0.02%	0.03%
Allowance for Loan Losses to Total Loans	1.34	1.42	1.50	1.18	1.20
Allowance for Loan Losses to Total Loans, Excluding PPP Loans	1.35	1.43	1.59	N/A	N/A
Allowance for Loans Losses to Nonaccrual Loans	7,511.11	5,542.94	4,495.61	4,886.33	3,447.68
Net Loan Charge-Offs to Average Loans	(0.01)	0.00	0.02	0.01	0.00

Capital Ratios (Bank Only)
Tier 1 Leverage Ratio	10.76%	11.09%	10.89%	11.01%	10.82%
Common Equity Tier 1 Risk-based Capital Ratio	11.29	11.69	12.12	11.72	11.63
Tier 1 Risk-based Capital Ratio	11.29	11.69	12.12	11.72	11.63
Total Risk-based Capital Ratio	12.47	12.94	13.37	12.16	12.76

Capital Ratios (Consolidated)
Tier 1 Leverage Ratio	9.55%	10.82%	9.28%	10.69%	11.23%
Common Equity Tier 1 Risk-based Capital Ratio	8.40	9.36	10.35	11.39	12.07
Tier 1 Risk-based Capital Ratio	10.03	11.43	10.35	11.39	12.07
Total Risk-based Capital Ratio	13.15	15.55	14.58	12.98	14.55

Growth Ratios
Percentage Change in Total Assets	25.0%	18.8%	29.0%	15.0%	22.1%
Percentage Change in Total Loans, Gross	26.6	21.2	21.7	14.8	23.6
Percentage Change in Total Deposits	16.0	17.8	37.2	16.8	16.5
Percentage Change in Shareholders' Equity	3.9	42.9	8.4	10.8	61.1
Percentage Change in Net Income	16.9	68.0	(13.4)	16.7	59.4
Percentage Change in Diluted Earnings Per Share	12.0	64.8	(10.9)	14.5	35.5
Percentage Change in Tangible Book Value Per Share (2)	6.5	17.9	11.8	15.3	33.7

(1)	Includes shares of common stock and non-voting common stock. On October 25, 2018, the Company exchanged shares of common stock for all of the outstanding shares of non-voting common stock. Following the exchange, no shares of non-voting common stock were outstanding.
(2)	Represents a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" for further details.
(3)	Ratio excludes the amortization of tax credit investments, debt prepayment fees and represents a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" for further details.
(4)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(5)	Nonperforming assets are defined as nonaccrual loans plus loans 90 days past due plus foreclosed assets.
(6)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.

	As of and for the year ended December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Selected Balance Sheet Data
Total Assets	$4,345,662	$3,477,659	$2,927,345	$2,268,830	$1,973,741
Total Loans, Gross	3,569,446	2,819,472	2,326,428	1,912,038	1,664,931
Allowance for Loan Losses	47,996	40,020	34,841	22,526	20,031
Securities Available for Sale	548,613	439,362	390,629	289,877	253,378
Goodwill and Other Intangibles	2,914	3,105	3,296	3,487	3,678

Deposits	3,416,543	2,946,237	2,501,636	1,823,310	1,560,934
Federal Funds Purchased	287,000	—	—	—	18,000
FHLB Advances and Notes Payable	110,750	42,500	68,500	149,500	139,000
Subordinated Debentures, Net of Issuance Costs	78,905	92,239	73,739	24,733	24,630
Tangible Common Equity (1)	324,636	309,653	262,109	241,307	217,320
Total Shareholders' Equity	394,064	379,272	265,405	244,794	220,998
Average Total Assets	3,866,480	3,189,800	2,617,579	2,114,211	1,777,592
Average Shareholders' Equity	384,033	316,237	258,736	232,539	194,083
(1)	Represents a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for further details.

	For the year ended December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Selected Income Statement Data
Interest Income	$163,695	$128,879	$114,826	$103,778	$85,226
Interest Expense	33,997	19,370	26,862	29,646	20,488
Net Interest Income	129,698	109,509	87,964	74,132	64,738
Provision for Loan Losses	7,700	5,150	12,750	2,700	3,575
Net Interest Income after Provision for Loan Losses	121,998	104,359	75,214	71,432	61,163
Noninterest Income	6,332	5,309	5,839	3,826	2,543
Noninterest Expense	56,620	48,095	45,387	36,932	31,562
Income Before Income Taxes	71,710	61,573	35,666	38,326	32,144
Provision for Income Taxes	18,318	15,886	8,472	6,923	5,224
Net Income	53,392	45,687	27,194	31,403	26,920
Preferred Stock Dividends	(4,054)	(1,171)	—	—	—
Net Income Available to Common Shareholders	$49,338	$44,516	$27,194	$31,403	$26,920

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

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared based on the application of certain accounting policies, the most significant of which are described in “Note 1 – Description of the Business and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements included as a part of this report. Certain policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect the reported results and financial position for the current period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the future financial condition and results of operations. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company’s Audit Committee.

The JOBS Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to take advantage of this extended transition period, which means that the financial statements included in this report will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as the Company remains an emerging growth company or until the Company affirmatively and irrevocably opts out of the extended transition period under the JOBS Act.

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

Results of Operations

Net Income

2022 Compared to 2021

Net income was $53.4 million for the year ended December 31, 2022, a 16.9% increase compared to net income of $45.7 million for the year ended December 31, 2021. Net income per diluted common share for the year ended December 31, 2022 was $1.72, a 12.0% increase, compared to $1.54 per diluted common share for the year ended December 31, 2021. ROA was 1.38% and 1.43% for the years ended December 31, 2022 and 2021, respectively. ROE was 13.90% and 14.45% for the years ended December 31, 2022 and 2021, respectively.

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

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the level of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate. Management’s ability to respond to changes in interest rates by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the momentum of the Company’s primary source of earnings. The FOMC increased the targeted federal funds rate by a total of 425 basis points throughout 2022. This rapid increase may impact the comparability of net interest income between periods.

Average Balances and Yields

The following table presents, for the years ended December 31, 2022, 2021 and 2020, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	December 31, 2022			December 31, 2021			December 31, 2020
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$66,072	$597	0.90%	$132,188	$199	0.15%	$80,113	$170	0.21%
Investment Securities:
Taxable Investment Securities	448,500	13,960	3.11	317,954	7,015	2.21	234,873	5,712	2.43
Tax-Exempt Investment Securities (1)	72,379	3,101	4.29	75,313	3,242	4.30	87,587	3,807	4.35
Total Investment Securities	520,879	17,061	3.28	393,267	10,257	2.61	322,460	9,519	2.95
Paycheck Protection Program Loans (2)	7,441	970	13.03	103,151	6,441	6.24	122,240	4,143	3.39
Loans (1)(2)	3,183,271	145,857	4.58	2,481,706	112,587	4.54	2,032,180	101,469	4.99
Total Loans	3,190,712	146,827	4.60	2,584,857	119,028	4.60	2,154,420	105,612	4.90
Federal Home Loan Bank Stock	12,628	432	3.42	5,571	259	4.65	8,866	444	5.01
Total Interest Earning Assets	3,790,291	164,917	4.35%	3,115,883	129,743	4.16%	2,565,859	115,745	4.51%
Noninterest Earning Assets	76,189			73,917			51,720
Total Assets	$3,866,480			$3,189,800			$2,617,579
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$524,968	$4,336	0.83%	$441,528	$2,052	0.46%	$295,036	$1,626	0.55%
Savings and Money Market Deposits	963,096	9,129	0.95	773,779	3,729	0.48	523,520	5,341	1.02
Time Deposits	284,868	3,264	1.15	323,638	4,099	1.27	374,195	7,806	2.09
Brokered Deposits	449,095	6,650	1.48	406,863	3,962	0.97	348,126	5,040	1.45
Total Interest Bearing Deposits	2,222,027	23,379	1.05	1,945,808	13,842	0.71	1,540,877	19,813	1.29
Federal Funds Purchased	149,608	4,507	3.01	2,479	6	0.24	7,239	111	1.53
Notes Payable	2,863	202	7.04	1,658	61	3.66	11,749	439	3.73
FHLB Advances	64,278	1,221	1.90	53,294	831	1.56	148,524	3,390	2.28
Subordinated Debentures	89,584	4,688	5.23	82,865	4,630	5.59	50,954	3,109	6.10
Total Interest Bearing Liabilities	2,528,360	33,997	1.34%	2,086,104	19,370	0.93%	1,759,343	26,862	1.53%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	910,490			764,087			579,595
Other Noninterest Bearing Liabilities	43,597			23,372			19,905
Total Noninterest Bearing Liabilities	954,087			787,459			599,500
Shareholders' Equity	384,033			316,237			258,736
Total Liabilities and Shareholders' Equity	$3,866,480			$3,189,800			$2,617,579
Net Interest Income / Interest Rate Spread		130,920	3.01%		110,373	3.23%		88,883	2.98%
Net Interest Margin (3)			3.45%			3.54%			3.46%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(1,222)			(864)			(919)
Net Interest Income		$129,698			$109,509			$87,964

(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following table presents the changes in the volume and rate of interest bearing assets and liabilities for the year ended December 31, 2022, compared to the year ended December 31, 2021, and for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Compared with			Compared with
	Year Ended December 31, 2021			Year Ended December 31, 2020
	Change Due To:		Interest	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$(347)	$745	$398	$78	$(49)	$29
Investment Securities:
Taxable Investment Securities	4,790	2,155	6,945	1,833	(530)	1,303
Tax-Exempt Investment Securities	(130)	(11)	(141)	(528)	(37)	(565)
Total Securities	4,660	2,144	6,804	1,305	(567)	738
Loans:
Paycheck Protection Program Loans	(10,709)	5,238	(5,471)	(1,192)	3,490	2,298
Loans	32,429	841	33,270	20,395	(9,277)	11,118
Total Loans	21,720	6,079	27,799	19,203	(5,787)	13,416
Federal Home Loan Bank Stock	225	(51)	173	(153)	(32)	(185)
Total Interest Earning Assets	$26,258	$8,917	$35,174	$20,433	$(6,435)	$13,998

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$1,093	$1,191	$2,284	$680	$(254)	$426
Savings and Money Market Deposits	2,703	2,697	5,400	1,206	(2,818)	(1,612)
Time Deposits	(543)	(292)	(835)	(640)	(3,067)	(3,707)
Brokered Deposits	1,146	1,542	2,688	572	(1,650)	(1,078)
Total Interest Bearing Deposits	4,399	5,138	9,537	1,818	(7,789)	(5,971)
Federal Funds Purchased	4,450	51	4,501	(11)	(94)	(105)
Notes Payable	99	42	141	(369)	(9)	(378)
FHLB Advances	254	136	390	(1,486)	(1,073)	(2,559)
Subordinated Debentures	277	(219)	58	1,783	(262)	1,521
Total Interest Bearing Liabilities	9,479	5,148	14,627	1,735	(9,227)	(7,492)
Net Interest Income	$16,779	$3,769	$20,547	$18,698	$2,792	$21,490

Interest Income, Interest Expense, and Net Interest Margin

2022 Compared to 2021

Net interest income was $129.7 million for the year ended December 31, 2022, an increase of $20.2 million, or 18.4%, compared to $109.5 million for the year ended December 31, 2021. The increase in net interest income was primarily due to growth in average interest earning assets and higher yields on investment securities and core loans, offset partially by higher rates paid on deposits and borrowings and lower PPP fee recognition.

Net interest margin (on a fully tax-equivalent basis) for the year ended December 31, 2022 was 3.45%, compared to 3.54% for the year ended December 31, 2021, a decrease of nine basis points. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the year ended December 31, 2022 was 3.27%, a one basis point decrease from 3.28% for the year ended December 31, 2021. The Company remains focused on managing the impact of continued interest rate hikes and the evolving shape of the yield curve during this unique interest rate environment.

As the PPP loan portfolio has almost fully paid off, the recognition of fees associated with the originations has decreased significantly, which impacts comparability between periods. The Company recognized $898,000 of PPP origination fees for the year ended December 31, 2022, compared to $5.4 million for the year ended December 31, 2021. There were no remaining PPP origination fees to be recognized as of December 31, 2022. At December 31, 2022, the Company had three PPP loans outstanding totaling $1.0 million, compared to 153 PPP loans outstanding totaling $26.2 million at December 31, 2021.

Average interest earning assets for the year ended December 31, 2022 increased $674.4 million, or 21.6%, to $3.79 billion from $3.12 billion for the year ended December 31, 2021. The increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio and purchases of investment securities, offset partially by the forgiveness of PPP loans and the reduction of cash balances. Average interest bearing liabilities increased $442.3 million, or 21.2%, to $2.53 billion for the year ended December 31, 2022, from $2.09 billion for the year ended December 31, 2021. The increase in average interest bearing liabilities was primarily due to an increase in savings and money market deposits and federal funds purchased, offset partially by a decrease in time deposits.

Average interest earning assets produced a fully tax-equivalent yield of 4.35% for the year ended December 31, 2022, compared to 4.16% for the year ended December 31, 2021. The increase in the yield on interest earning assets was primarily due to growth and repricing of the loan and securities portfolios in the rising interest rate environment, offset partially by the lower recognition of PPP origination fees. The average rate paid on interest bearing liabilities was 1.34% for the year ended December 31, 2022, compared to 0.93% for the year ended December 31, 2021, primarily due to the rapid increase in market interest rates that occurred between the periods, which impacted all funding sources.

Interest Income. Total interest income on a tax-equivalent basis was $164.9 million for the year ended December 31, 2022, compared to $129.7 million for the year ended December 31, 2021. The $35.2 million, or 27.1%, increase in total interest income on a tax-equivalent basis was primarily due to strong organic growth in the loan portfolio and purchases of investment securities, offset partially by a reduction in the recognition of PPP origination fees as the PPP loan portfolio has almost fully paid off.

Interest income on cash investments increased $398,000, or 199.9%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, despite a $66.1 million decrease in average balances, primarily due to the interest rate hikes during the year. Interest income on the investment securities portfolio on a fully-tax equivalent basis increased $6.8 million, or 66.3%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a $127.6 million, or 32.4%, increase in average balances between the two periods and higher rates earned on securities.

Interest income on loans, on a fully-tax equivalent basis, for the year ended December 31, 2022 was $146.8 million, compared to $119.0 million for the year ended December 31, 2021. The $27.8 million, or 23.4%, increase was primarily due to a $605.9 million, or 23.4%, increase in the average balance of loans outstanding from continued organic loan growth and a four basis point increase in the average yield on loans, excluding PPP, partially offset by a $5.5 million decline of interest and fees earned on PPP loans.

Loan interest income and loan fees remain the primary contributing factors to the changes in yield on interest earning assets. The aggregate loan yield, excluding PPP loans increased to 4.58% for the year ended December 31, 2022, which was four basis points higher than 4.54% for the year ended December 31, 2021. While loan fees have maintained a relatively stable contribution to the aggregate loan yield, the Company has began to experience fewer loan prepayments, which historically has accelerated the recognition of loan fees. Despite the decrease in fee recognition, the Company is encouraged that the core loan yield continues to rise as new loan originations and the existing portfolio reprice in the higher rate environment.

The following table presents a summary of interest and fees recognized on loans, excluding PPP loans, for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,
	2022	2021	2020
Interest	4.38%	4.33%	4.73%
Fees	0.20	0.21	0.26
Yield on Loans, Excluding PPP Loans	4.58%	4.54%	4.99%

Interest Expense. Interest expense on interest bearing liabilities increased $14.6 million, or 75.5%, to $34.0 million for the year ended December 31, 2022, compared to $19.4 million for the year ended December 31, 2021. The cost of interest bearing liabilities increased 41 basis points to 1.34% for the year ended December 31, 2022, compared to 0.93% for the year ended December 31, 2021. The increase was primarily due to the rapid increase in market interest rates that occurred between periods, which impacted all funding sources.

Interest expense on deposits increased to $23.4 million for the year ended December 31, 2022, compared to $13.8 million for the year ended December 31, 2021. The $9.5 million, or 68.9%, increase in interest expense on deposits was primarily due to the upward repricing of the deposit portfolio consistent with the higher rate environment and the average balance of interest bearing deposits increasing by $276.2 million, or 14.2%. The cost of total deposits increased 24 basis points from 0.51% for the year ended December 31, 2021, to 0.75% for the year ended December 31, 2022. The increase was primarily due to the upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings increased $5.1 million to $10.6 million for the year ended December 31, 2022, compared to $5.5 million for the year ended December 31, 2021. This increase was primarily due to the increased utilization of federal funds purchased and FHLB advances in the rising interest rate environment.

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

The Company recognized $5.4 million of PPP origination fees for the year ended December 31, 2021, compared to $2.9 million for the year ended December 31, 2020. The elevated fee recognition is illustrated in the 6.24% PPP loan yield for the year ended December 31, 2021, compared to 3.39% for the year ended December 31, 2020.

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

Interest income on loans, on a fully-tax equivalent basis, for the year ended December 31, 2021 was $119.0 million, compared to $105.6 million for the year ended December 31, 2020. The $13.4 million, or 12.7%, increase was due to a $430.4 million, or 20.0%, increase in the average balance of loans outstanding from continued organic loan growth, which was partially offset by a 30 basis point decline in the average yield on loans. The aggregate loan yield, excluding PPP loans decreased to 4.54% for the year ended December 31, 2021, which was 45 basis points lower than 4.99% for the year ended December 31, 2020, due to the historically low interest rate environment.

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

Provision for Loan Losses

2022 Compared to 2021

The allowance for loan losses increased $8.0 million as of December 31, 2022, compared to December 31, 2021, reflecting a provision for loan losses of $7.7 million and net recoveries of $276,000 during 2022. The provision for loan losses was $7.7 million for the year ended December 31, 2022, an increase of $2.6 million, compared to the provision for loan losses of $5.2 million for the year ended December 31, 2021. The increase in the provision for loan losses was primarily attributable to the growth of the loan portfolio. The allowance for loan losses to total loans was 1.34% at December 31, 2022, compared to 1.42% at December 31, 2021.

As an emerging growth company, the adoption of Accounting Standards Update No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” or CECL, became effective January 1, 2023. With the adoption of CECL, provision expense may become more volatile in future periods due to changes in CECL model assumptions. The Company is currently in the process of finalizing its implementation of controls and processes which could affect the final impact of the adoption of this standard.

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

The following table presents a summary of the activity in the allowance for loan losses for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Balance at Beginning of Period	$40,020	$34,841	$22,526
Provision for Loan Losses	7,700	5,150	12,750
Charge-offs	(37)	(74)	(517)
Recoveries	313	103	82
Balance at End of Period	$47,996	$40,020	$34,841

Noninterest Income

2022 Compared to 2021

Noninterest income was $6.3 million for the year ended December 31, 2022, compared to $5.3 million for the year ended December 31, 2021, an increase of $1.0 million, or 19.3%. The increase was primarily due to increases in customer service fees, swap fees, bank-owned life insurance income and other income, offset partially by lower gains on sales of securities.

2021 Compared to 2020

Noninterest income was $5.3 million for the year ended December 31, 2021, compared to $5.8 million for the year ended December 31, 2020, a decrease of $530,000, or 9.1%. The decrease was primarily due to lower gains on sales of securities and swap fees, offset partially by bank owned-life insurance income.

The following table presents the major components of noninterest income for the year ended December 31, 2022, compared to the year ended December 31, 2021, and for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2022	2021	(Decrease)	2021	2020	(Decrease)
Noninterest Income:
Customer Service Fees	$1,236	$1,007	$229	$1,007	$826	$181
Net Gain on Sales of Securities	82	750	(668)	750	1,503	(753)
Letter of Credit Fees	1,592	1,676	(84)	1,676	1,503	173
Debit Card Interchange Fees	586	563	23	563	428	135
Swap Fees	557	—	557	—	907	(907)
Bank-Owned Life Insurance	762	316	446	316	—	316
Other Income	1,517	997	520	997	672	325
Totals	$6,332	$5,309	$1,023	$5,309	$5,839	$(530)

Noninterest Expense

2022 Compared to 2021

Noninterest expense totaled $56.6 million for the year ended December 31, 2022, an $8.5 million, or 17.7%, increase from $48.1 million for the year ended December 31, 2021. The increase was primarily driven by a $6.1 million increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the Company’s growth, a $684,000 increase in derivative collateral fees, and a $796,000 increase in other expense, offset partially by a decrease in debt prepayment fees.

The Company continues to invest in its people across the organization, with 246 full-time equivalent employees at December 31, 2022, and 220 employees at December 31, 2021.

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

The efficiency ratio was 41.5% for the year ended December 31, 2022, compared to 42.0% for the year ended December 31, 2021. The efficiencies of the Company's "branch-light" model have positioned the Company well to continue making investments in technology as the industry adapts to evolving client behavior. At the same time, management seeks to contain costs whenever prudent, which is evident in the stable nature of the efficiency ratio.

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

The following table presents the major components of noninterest expense for the year ended December 31, 2022, compared to the year ended December 31, 2021, and for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2022	2021	(Decrease)	2021	2020	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$36,941	$30,889	$6,052	$30,889	$25,568	$5,321
Occupancy and Equipment	4,390	3,916	474	3,916	3,258	658
FDIC Insurance Assessment	1,365	1,305	60	1,305	788	517
Data Processing	1,396	1,222	174	1,222	1,027	195
Professional and Consulting Fees	2,664	2,520	144	2,520	1,966	554
Derivative Collateral Fees	687	3	684	3	—	3
Information Technology and Telecommunications	2,495	2,163	332	2,163	1,374	789
Marketing and Advertising	2,032	1,487	545	1,487	788	699
Intangible Asset Amortization	191	191	—	191	191	—
Amortization of Tax Credit Investments	408	562	(154)	562	738	(176)
Debt Prepayment Fees	—	582	(582)	582	7,043	(6,461)
Other Expense	4,051	3,255	796	3,255	2,646	609
Totals	$56,620	$48,095	$8,525	$48,095	$45,387	$2,708

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

2022 Compared to 2021

Income tax expense was $18.3 million for the year ended December 31, 2022, compared to $15.9 million for the year ended December 31, 2021. The effective combined federal and state income tax rate for the year ended December 31, 2022 was 25.5%, compared to 25.8% for the year ended December 31, 2021.

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

Financial Condition

Overview

Total assets at December 31, 2022 were $4.35 billion, an increase of $868.0 million, or 25.0%, compared to December 31, 2021. The increase in total assets was primarily due to strong organic loan growth, purchases of investment securities and an increase of other assets, offset partially by a decrease in cash and cash equivalents. Total gross loans were $3.57 billion, an increase of $750.0 million, or 26.6%, compared to December 31, 2021.

Total liabilities at December 31, 2022 were $3.95 billion, an increase of $853.2 million, or 27.5%, compared to December 31, 2021. Total deposits were $3.42 billion, an increase of $470.3 million, or 16.0%, compared to December 31, 2021. Total borrowings were $476.7 million, an increase of $341.9 million, or 253.8%, compared to December 31, 2021.

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

The investment securities portfolio consists primarily of U.S. government agency mortgage-backed securities, municipal securities, and corporate securities comprised primarily of subordinated debentures of banks and financial holding companies. In addition, the Company also holds U.S. treasury securities and other debt securities, all with varying contractual maturities. These maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $548.6 million at December 31, 2022, compared to $439.4 million at December 31, 2021, an increase of $109.3 million, or 24.9%. At December 31, 2022, government agency mortgage-backed securities represented 28.8% of the portfolio, municipal securities represented 23.9% of the portfolio, corporate securities represented 20.0% of the portfolio, U.S. treasury securities represented 0.5% of the portfolio, SBA securities represented 3.8% of the portfolio, other mortgage-backed securities represented 14.6% of the portfolio, and asset-backed securities represented 8.4% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at December 31, 2022, 2021 and 2020:

	December 31, 2022		December 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury Securities	$2,621	$2,580	$756	$754	$—	$—
SBA Securities	20,957	20,877	30,474	30,370	40,455	40,107
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	55,200	54,441	671	702	892	957
Issued by FNMA and FHLMC	26,159	22,960	20,649	20,363	16,067	16,117
Other Residential Mortgage-Backed Securities	80,299	70,184	83,394	82,271	94,440	94,409
Commercial Mortgage-Backed Securities	10,993	10,345	10,646	11,138	11,254	12,032
All Other Commercial MBS	80,268	79,854	10,203	10,063	742	745
Total MBS	252,919	237,784	125,563	124,537	123,395	124,260
Municipal Securities	156,506	131,354	151,665	158,369	105,975	115,012
Corporate Securities	116,871	109,827	81,925	84,480	71,116	72,155
Asset-Backed Securities	46,623	46,191	39,867	40,852	38,135	39,095
Total	$596,497	$548,613	$430,250	$439,362	$379,076	$390,629

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

Total gross loans increased $750.0 million, or 26.6%, to $3.57 billion at December 31, 2022, compared to $2.82 billion at December 31, 2021. Excluding the forgiveness of $25.1 million of PPP loans, gross loans increased 27.7% at December 31, 2022 compared to December 31, 2021. The construction and land development, multifamily and commercial real estate, or CRE, nonowner occupied categories contributed most significantly to the $775.1 million of net loan growth, excluding PPP loans. As of December 31, 2022, construction and land development loans increased $84.3 million, or 30.0%, multifamily loans increased $396.5 million, or 43.6%, and nonowner occupied CRE loans increased $128.4 million, or 15.7%, when compared to December 31, 2021. While the Company’s strong loan growth continued to be driven by the strong brand of the Bank in the Twin Cities market and the M&A-related market disruption resulting in client and banker acquisition opportunities, overall loan demand began declining late in 2022 due to the rising interest rate environment.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	December 31, 2022		December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$435,344	12.2%	$360,169	12.8%	$304,220	13.1%	$276,035	14.5%	$260,833	15.7%
Paycheck Protection Program	1,049	—	26,162	0.9	138,454	6.0	—	—	—	—
Construction and Land Development	365,796	10.3	281,474	10.0	170,217	7.3	196,776	10.3	210,041	12.6
Real Estate Mortgage:
1 - 4 Family Mortgage	355,474	10.0	305,317	10.8	294,479	12.7	260,611	13.6	226,773	13.6
Multifamily	1,306,738	36.6	910,243	32.3	626,465	26.9	515,014	26.9	407,934	24.5
CRE Owner Occupied	149,905	4.2	111,096	4.0	75,604	3.2	66,584	3.5	64,458	3.9
CRE Nonowner Occupied	947,008	26.5	818,569	29.0	709,300	30.5	592,545	31.0	490,632	29.5
Total Real Estate Mortgage Loans	2,759,125	77.3	2,145,225	76.1	1,705,848	73.3	1,434,754	75.0	1,189,797	71.5
Consumer and Other	8,132	0.2	6,442	0.2	7,689	0.3	4,473	0.2	4,260	0.2
Total Loans, Gross	3,569,446	100.0%	2,819,472	100.0%	2,326,428	100.0%	1,912,038	100.0%	1,664,931	100.0%
Allowance for Loan Losses	(47,996)		(40,020)		(34,841)		(22,526)		(20,031)
Net Deferred Loan Fees	(9,293)		(9,535)		(9,151)		(5,512)		(4,515)
Total Loans, Net	$3,512,157		$2,769,917		$2,282,436		$1,884,000		$1,640,385

The Company primarily focuses on real estate mortgage lending, which constituted 77.3% of the portfolio as of December 31, 2022. The composition of the portfolio has remained relatively consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of December 31, 2022, investor CRE loans totaled $2.62 billion, consisting of $1.31 billion of loans secured by multifamily residential properties, $947.0 million of loans secured by nonowner occupied CRE and $365.8 million of construction and land development loans. Investor CRE loans represented 73.4% of the total gross loan portfolio, excluding PPP loans, and 514.9% of the Bank’s total risk-based capital at December 31, 2022, compared to 483.4% at December 31, 2021.

The following table presents time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at December 31, 2022 and 2021:

	As of December 31, 2022
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$137,657	$197,363	$97,259	$3,065
Paycheck Protection Program	—	1,049	—	—
Construction and Land Development	151,171	136,506	71,419	6,700
Real Estate Mortgage:
1 - 4 Family Mortgage	54,499	214,434	85,880	661
Multifamily	157,585	454,880	642,029	52,244
CRE Owner Occupied	5,709	47,894	96,302	—
CRE Nonowner Occupied	120,645	471,656	354,707	—
Total Real Estate Mortgage Loans	338,438	1,188,864	1,178,918	52,905
Consumer and Other	4,921	2,988	—	223
Total Loans, Gross	$632,187	$1,526,770	$1,347,596	$62,893
Interest Rate Sensitivity:
Fixed Interest Rates	$333,898	$1,187,519	$804,838	$11,115
Floating or Adjustable Rates	298,289	339,251	542,758	51,778
Total Loans, Gross	$632,187	$1,526,770	$1,347,596	$62,893

	As of December 31, 2021
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$143,878	$149,541	$63,588	$3,162
Paycheck Protection Program	898	25,264	—	—
Construction and Land Development	88,814	121,357	71,303	—
Real Estate Mortgage:
1 - 4 Family Mortgage	55,794	185,729	63,117	677
Multifamily	78,875	331,447	470,353	29,568
CRE Owner Occupied	4,679	22,385	84,032	—
CRE Nonowner Occupied	146,508	359,735	312,326	—
Total Real Estate Mortgage Loans	285,856	899,296	929,828	30,245
Consumer and Other	3,088	2,645	495	214
Total Loans, Gross	$522,534	$1,198,103	$1,065,214	$33,621
Interest Rate Sensitivity:
Fixed Interest Rates	$226,008	$919,024	$591,560	$7,477
Floating or Adjustable Rates	296,526	279,079	473,654	26,144
Total Loans, Gross	$522,534	$1,198,103	$1,065,214	$33,621

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

The following table presents information on loan classifications at December 31, 2022. The Company had no assets classified as doubtful or loss.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$9,477	$19,675	$29,152
Construction and Land Development	712	106	818
Real Estate Mortgage:
1 - 4 Family Mortgage	681	392	1,073
Multifamily	3,270	—	3,270
CRE Owner Occupied	—	1,637	1,637
CRE Nonowner Occupied	18,112	6,239	24,351
Total Real Estate Mortgage Loans	22,063	8,268	30,331
Totals	$32,252	$28,049	$60,301

Loans that have potential weaknesses that warranted a watchlist risk rating at December 31, 2022, totaled $32.3 million, compared to $49.3 million at December 31, 2021. Loans that warranted a substandard risk rating at December 31, 2022 totaled $28.0 million, compared to $22.6 million at December 31, 2021. Management continues to actively work with these borrowers and closely monitor substandard credits.

The Company developed programs for clients who experienced business and personal disruptions due to the COVID-19 pandemic by providing interest-only modifications, loan payment deferrals, and extended amortization modifications. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic are not considered TDRs. Modifications under this guidance, which could only be applied to modifications made by January 1, 2022, were granted on a case-by-case basis based on specific needs and circumstances affecting each borrower. As of December 31, 2022, the Company had no pandemic modified loans outstanding compared to 12 modified loans outstanding totaling $35.0 million, representing 1.3% of the loan portfolio, excluding PPP loans, as of December 31, 2021.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $639,000 at December 31, 2022 and $722,000 at December 31, 2021, a decrease of $83,000. There were no loans 90 days past due and still accruing as of December 31, 2022 and 2021. There were no foreclosed assets as of December 31, 2022 and 2021.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Total Nonaccrual Loans	$639	$722	$775	$461	$581
Total Nonperforming Loans	$639	$722	$775	$461	$581
Total Nonperforming Assets (1)	$639	$722	$775	$461	$581
Total Restructured Accruing Loans	82	1,304	265	276	181
Total Nonperforming Assets and Restructured Accruing Loans	$721	$2,026	$1,040	$737	$762
Nonaccrual Loans to Total Loans	0.02%	0.03%	0.03%	0.02%	0.03%
Nonperforming Loans to Total Loans	0.02	0.03	0.03	0.02	0.03
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.02	0.03	0.03	0.02	0.03
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for loan losses is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. There are not any loans, outside of those included in the tables above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms. Due to the low levels of nonaccrual loans, gross income that would have been recorded on nonaccrual loans during the years ended December 31, 2022 and 2021 was approximately $60,000.

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

At December 31, 2022 the allowance for loan losses was $48.0 million, an increase of $8.0 million from $40.0 million at December 31, 2021. Net charge-offs (recoveries) totaled ($276,000) during the year ended December 31, 2022 and ($29,000) during the year ended December 31, 2021. The allowance for loan losses as a percentage of total loans was 1.34% at December 31, 2022, compared to 1.42% at December 31, 2021.

The following table presents a summary of the activity in the allowance for loan loss reserve for the periods indicated:

	As of and for the year ended December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Net Charge-offs (Recoveries)
Commercial	$3	$(8)	$339	$152	$(15)
Construction and Land Development	—	—	—	(1)	73
Real Estate Mortgage:
1 - 4 Family Mortgage	(288)	(21)	90	27	(38)
CRE Owner Occupied	—	(32)	(10)	—	—
Total Real Estate Mortgage Loans	(288)	(53)	80	27	(38)
Consumer and Other	9	32	16	27	26
Total Net Charge-offs (Recoveries)	$(276)	$(29)	$435	$205	$46
Net Charge-offs to Average Loans
Commercial	0.00%	0.00%	0.12%	0.05%	(0.01)%
Construction and Land Development	0.00	0.00	0.00	0.00	0.04
Real Estate Mortgage:
1 - 4 Family Mortgage	(0.09)	(0.01)	0.03	0.01	(0.02)
CRE Owner Occupied	0.00	(0.04)	(0.01)	0.00	0.00
Total Real Estate Mortgage Loans	(0.01)	0.00	0.01	0.00	0.00
Consumer and Other	0.12	0.45	0.28	0.65	0.63
Total Net Charge-offs (Recoveries) to Average Loans	(0.01)%	0.00%	0.02%	0.01%	0.00%
Gross Loans, End of Period	$3,569,446	$2,819,472	2,326,428	1,912,038	1,664,931
Average Loans	3,190,712	2,584,857	2,154,420	1,785,937	1,491,166
Allowance to Total Gross Loans	1.34%	1.42%	1.50%	1.18%	1.20%
Allowance to Total Gross Loans, Excluding PPP Loans	1.35	1.43%	1.59%	N/A	N/A

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	December 31,		December 31,		December 31,		December 31,		December 31,
	2022		2021		2020		2019		2018
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$6,500	13.5%	$6,256	15.6%	$5,703	16.4%	$3,058	13.6%	$2,898	14.5%
Paycheck Protection Program	1	—	13	—	70	0.2	—	—	—	—
Construction and Land Development	4,756	9.9	3,757	9.4	2,491	7.1	2,202	9.8	2,451	12.2
Real Estate Mortgage:
1 - 4 Family Mortgage	4,325	9.0	3,757	9.4	3,972	11.4	2,839	12.6	2,597	13.0
Multifamily	17,459	36.4	12,610	31.5	9,517	27.3	5,824	25.9	4,644	23.2
CRE Owner Occupied	1,965	4.1	1,495	3.7	1,162	3.3	792	3.5	808	4.0
CRE Nonowner Occupied	12,576	26.2	11,335	28.3	10,991	31.6	6,972	30.9	5,872	29.3
Total Real Estate Mortgage Loans	36,325	75.7	29,197	72.9	25,642	73.6	16,427	72.9	13,921	69.5
Consumer and Other	151	0.3	147	0.5	203	0.6	85	0.4	65	0.3
Unallocated	263	0.6	650	1.6	732	2.1	754	3.3	696	3.5
Total Allowance for Loan Losses	$47,996	100.0%	$40,020	100.0%	$34,841	100.0%	$22,526	100.0%	$20,031	100.0%

Goodwill and Other Intangible Assets

Goodwill was $2.6 million at December 31, 2022 and 2021. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired, which originated from the acquisition of First National Bank of the Lakes in May of 2016. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of core deposit relationships and favorable lease term intangibles. Total other intangible assets at December 31, 2022 and 2021 were $288,000 and $479,000, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	December 31, 2022		December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$884,272	25.9%	$875,084	29.7%	$671,903	26.9%	$447,509	24.5%	$369,203	23.6%
Interest Bearing Transaction Deposits	451,992	13.2	544,789	18.5	366,290	14.6	264,627	14.5	179,567	11.5
Savings and Money Market Deposits	1,031,873	30.2	863,567	29.3	657,617	26.3	516,785	28.3	402,639	25.8
Time Deposits	272,253	8.0	293,474	10.0	353,543	14.1	360,027	19.8	318,356	20.4
Brokered Deposits	776,153	22.7	369,323	12.5	452,283	18.1	234,362	12.9	291,169	18.7
Total Deposits	$3,416,543	100.0%	$2,946,237	100.0%	$2,501,636	100.0%	$1,823,310	100.0%	$1,560,934	100.0%

Total deposits at December 31, 2022 were $3.42 billion, an increase of $470.3 million, or 16.0%, compared to total deposits of $2.95 billion at December 31, 2021. The growth in deposits was primarily due to an increase in brokered deposits, which were used to supplement core deposit growth during the year. The Company’s ability to support loan growth with core deposit growth was impacted by the higher interest rate environment in 2022, especially with the emergence of unprecedented competition from the Treasury markets. When appropriate, the Company utilizes alternative funding sources such as brokered deposits, which provide flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. At December 31, 2022, total brokered deposits were $776.2 million or 22.7% of total deposits, compared to total brokered deposits of $369.3 million, or 12.5% of total deposits at December 31, 2021.

The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense.

The following table presents the average balance and average rate paid on each of the following deposit categories for the years ended December 31, 2022, 2021, and 2020:

	As of and for the		As of and for the		As of and for the
	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$910,490	—%	$764,087	—%	$579,595	—%
Interest Bearing Transaction Deposits	524,968	0.83	441,528	0.46	295,036	0.55
Savings and Money Market Deposits	963,096	0.95	773,779	0.48	523,520	1.02
Time Deposits < $250,000	215,419	1.00	255,808	1.24	244,779	2.13
Time Deposits > $250,000	69,449	1.61	67,830	1.37	129,416	2.01
Brokered Deposits	449,095	1.48	406,863	0.97	348,126	1.45
Total Deposits	$3,132,517	0.75%	$2,709,895	0.51%	$2,120,472	0.93%

The following table presents time deposits, including brokered time deposits, that are in excess of the FDIC insurance limit, currently $250,000, by time remaining until maturity:

December 31,
(dollars in thousands)	2022
Three Months or Less	$38,325
Over Three Months through Six Months	5,317
Over Six Months through 12 Months	20,896
Over 12 Months	27,735
Totals	$92,273

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.32 billion and $1.21 billion at December 31, 2022 and 2021, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs of clients and fund loan growth. The Company had $287.0 million federal funds purchased as of December 31, 2022. The Company had no federal funds purchased as of December 31, 2021.

Other Borrowings

At December 31, 2022, the Company had outstanding FHLB advances of $97.0 million. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $390.9 million and $550.8 million at December 31, 2022 and 2021, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. On September 1, 2022, the Company entered into a second amendment to the agreement which increased the maximum principal amount of the Company’s revolving line of credit from $25.0 million to $40.0 million and extended the maturity date from February 28, 2023 to September 1, 2024. Concurrently with the subordinated debenture redemption on October 17, 2022, the Company drew on its revolving line of credit in the amount of $13.8 million. As of December 31, 2022, there was $13.8 million outstanding balances under the revolving line of credit. As of December 31, 2021, there were no outstanding balances under the revolving line of credit.

Additionally, the Company has borrowing capacity from other sources. As of December 31, 2022, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $157.8 million and $126.0 million at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had no outstanding advances from the discount window.

Subordinated Debentures

On October 15, 2022, the Company elected to redeem the outstanding 2027 Notes in the aggregate principal amount of $13.8 million and made all payments of principal and interest due on the 2027 Notes on October 17, 2022.

For additional information, see “Note 12 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at December 31, 2022:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$2,552,415	$—	$—	$—	$2,552,415
Time Deposits	387,433	339,385	128,166	9,144	864,128
Federal Funds Purchased	287,000	—	—	—	287,000
Notes Payable	—	13,750	—	—	13,750
FHLB Advances	83,000	10,000	4,000	—	97,000
Subordinated Debentures	—	—	—	80,000	80,000
Commitment to Fund Tax Credit Investments	323	—	—	—	323
Operating Lease Obligations	524	1,078	671	324	2,597
Totals	$3,310,695	$364,213	$132,837	$89,468	$3,897,213

Operating lease obligations are in place for facilities and land on which banking branches are located. See “Note 8 – Leases” of the Company’s Consolidated Financial Statements included as part of this report for additional information.

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

Capital

Total shareholders’ equity at December 31, 2022 was $394.1 million, an increase of $14.8 million, or 3.9%, over shareholders’ equity of $379.3 million at December 31, 2021, primarily due to net income retained and unrealized gains in the derivatives portfolio, offset partially by stock repurchases made under the Company’s stock repurchase program, preferred stock dividends, and an increase in unrealized losses in the securities portfolio.

Stock Repurchase Program. During the year ended December 31, 2022, the Company repurchased 662,765 shares of its common stock, representing 2.4% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $16.26 for a total of $10.8 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares.

On August 17, 2022, the Company’s board of directors approved a new stock repurchase program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. The new stock repurchase program replaced and superseded the $40.0 million stock repurchase program, under which approximately $1.6 million remained. The new stock repurchase program will expire on August 16, 2024. At December 31, 2022, no shares had been repurchased under the new plan. The company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2022. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Company (Consolidated):
Total Risk-based Capital	$536,352	13.15%	$326,190	8.00%	$428,125	10.50%	N/A	N/A
Tier 1 Risk-based Capital	409,092	10.03	244,643	6.00	346,577	8.50	N/A	N/A
Common Equity Tier 1 Capital	342,578	8.40	183,482	4.50	285,417	7.00	N/A	N/A
Tier 1 Leverage Ratio	409,092	9.55	171,368	4.00	171,368	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$508,760	12.47%	$326,288	8.00%	$428,253	10.50%	$407,860	10.00%
Tier 1 Risk-based Capital	460,404	11.29	244,716	6.00	346,681	8.50	326,288	8.00
Common Equity Tier 1 Capital	460,404	11.29	183,537	4.50	285,502	7.00	265,109	6.50
Tier 1 Leverage Ratio	460,404	10.76	171,113	4.00	171,113	4.00	213,891	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Company (Consolidated):
Total Risk-based Capital	$499,554	15.55%	$256,966	8.00%	$337,268	10.50%	N/A	N/A
Tier 1 Risk-based Capital	367,161	11.43	192,725	6.00	273,027	8.50	N/A	N/A
Common Equity Tier 1 Capital	300,647	9.36	144,543	4.50	224,845	7.00	N/A	N/A
Tier 1 Leverage Ratio	367,161	10.82	135,723	4.00	135,723	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$415,848	12.94%	$257,005	8.00%	$337,319	10.50%	$321,256	10.00%
Tier 1 Risk-based Capital	375,688	11.69	192,754	6.00	273,068	8.50	257,005	8.00
Common Equity Tier 1 Capital	375,688	11.69	144,565	4.50	224,879	7.00	208,816	6.50
Tier 1 Leverage Ratio	375,688	11.09	135,508	4.00	135,508	4.00	169,386	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules require a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At December 31, 2022, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$444,669	$404,065	$335,842	$463,306
Letters of Credit	20,658	95,111	10,521	109,126
Totals	$465,327	$499,176	$346,363	$572,432

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

The Company had outstanding letters of credit with the FHLB in the amount of $78.4 million and $36.5 million at December 31, 2022 and 2021, respectively, on behalf of customers and to secure public deposits.

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

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of December 31, 2022 and 2021, the Company had no borrowings outstanding through the AFX.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	December 31, 2022	December 31, 2021
(dollars in thousands)
Cash and Cash Equivalents	$48,090	$130,884
Securities Available for Sale	548,613	439,362
Total Primary Liquidity	$596,703	$570,246
Ratio of Primary Liquidity to Total Deposits	17.5%	19.4%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	December 31, 2022	December 31, 2021
(dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$390,898	$550,807
Net Secured Borrowing Capacity with the Federal Reserve Bank	157,827	126,043
Unsecured Borrowing Capacity with Correspondent Lenders	208,000	208,000
Secured Borrowing Capacity with Correspondent Lender	26,250	25,000
Total Secondary Liquidity	$782,975	$909,850
Ratio of Primary and Secondary Liquidity to Total Deposits	40.4%	50.2%

During the year ended December 31, 2022, primary liquidity increased $26.5 million due to a $109.3 million increase in securities available for sale, offset partially by a $82.8 million decrease in cash and cash equivalents, when compared to December 31, 2021. Secondary liquidity decreased $126.9 million as of December 31, 2022 when compared to December 31, 2021, due to a $159.9 million decrease in the borrowing capacity with the FHLB, offset partially by a $31.8 million increase on the secured credit line with the Federal Reserve Bank and a $1.3 increase in the secured borrowing capacity with a correspondent lender.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At December 31, 2022, core deposits totaled approximately $2.55 billion and represented 74.6% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At December 31, 2022, brokered deposits totaled $776.2 million, consisting of $591.9 million of brokered time deposits and $184.3 million of non-maturity brokered money market and transaction accounts. At December 31, 2021, brokered deposits totaled $369.3 million, consisting of $238.1 million of brokered time deposits and $131.2 million of non-maturity brokered money market and transaction accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2022, the Company was in compliance with all established liquidity guidelines in the policy.

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

	As of and for the year ended December 31,
(dollars in thousands)	2022	2021	2020	2019	2018

Pre-Provision Net Revenue
Noninterest Income	$6,332	$5,309	$5,839	$3,826	$2,543
Less: (Gain) Loss on Sales of Securities	(82)	(750)	(1,503)	(516)	125
Total Operating Noninterest Income	6,250	4,559	4,336	3,310	2,668
Plus: Net Interest Income	129,698	109,509	87,964	74,132	64,738
Net Operating Revenue	$135,948	$114,068	$92,300	$77,442	$67,406

Noninterest Expense	$56,620	$48,095	$45,387	$36,932	$31,562
Less: Amortization of Tax Credit Investments	(408)	(562)	(738)	(3,225)	(3,293)
Less: Debt Prepayment Fees	—	(582)	(7,043)	—	—
Total Operating Noninterest Expense	$56,212	$46,951	$37,606	$33,707	$28,269

Pre-Provision Net Revenue	$79,736	$67,117	$54,694	$43,735	$39,137

Plus:
Non-Operating Revenue Adjustments	82	750	1,503	516	(125)
Less:
Provision for Loan Losses	7,700	5,150	12,750	2,700	3,575
Non-Operating Expense Adjustments	408	1,144	7,781	3,225	3,293
Provision for Income Taxes	18,318	15,886	8,472	6,923	5,224
Net Income	$53,392	$45,687	$27,194	$31,403	$26,920

Average Assets	$3,866,480	$3,189,800	$2,617,579	$2,114,211	$1,777,592
Pre-Provision Net Revenue Return on Average Assets	2.06%	2.10%	2.09%	2.07%	2.20%

	As of and for the year ended December 31,
(dollars in thousands)	2022	2021	2020	2019	2018

Core Net Interest Margin
Net Interest Income (Tax-Equivalent Basis)	$130,920	$110,373	$88,883	$75,040	$65,752
Less: Loan Fees	(6,273)	(5,173)	(5,283)	(4,562)	(5,654)
Less: PPP Interest and Fees	(970)	(6,441)	(4,143)	—	—
Core Net Interest Income	$123,677	$98,759	$79,457	$70,478	$60,098

Average Interest Earning Assets	3,790,291	3,115,883	2,565,859	2,091,198	1,766,492
Less: Average PPP Loans	(7,441)	(103,151)	(122,240)	—	—
Core Average Interest Earning Assets	$3,782,850	$3,012,732	$2,443,619	$2,091,198	$1,766,492
Core Net Interest Margin	3.27%	3.28%	3.25%	3.37%	3.40%

	As of and for the year ended December 31,
(dollars in thousands)	2022	2021	2020	2019	2018

Efficiency Ratio
Noninterest Expense	$56,620	$48,095	$45,387	$36,932	$31,562
Less: Amortization of Intangible Assets	(191)	(191)	(191)	(191)	(191)
Adjusted Noninterest Expense	$56,429	$47,904	$45,196	$36,741	$31,371
Net Interest Income	129,698	109,509	$87,964	$74,132	$64,738
Noninterest Income	6,332	5,309	5,839	3,826	2,543
Less: (Gain) Loss on Sales of Securities	(82)	(750)	(1,503)	(516)	125
Adjusted Operating Revenue	$135,948	$114,068	$92,300	$77,442	$67,406
Efficiency Ratio	41.5%	42.0%	49.0%	47.4%	46.5%

Adjusted Efficiency Ratio
Noninterest Expense	$56,620	$48,095	$45,387	$36,932	$31,562
Less: Amortization of Tax Credit Investments	(408)	(562)	(738)	(3,225)	(3,293)
Less: Debt Prepayment Fees	—	(582)	(7,043)	—	—
Less: Amortization of Intangible Assets	(191)	(191)	(191)	(191)	(191)
Adjusted Noninterest Expense	$56,021	$46,760	$37,415	$33,516	$28,078
Net Interest Income	129,698	109,509	87,964	74,132	64,738
Noninterest Income	6,332	5,309	5,839	3,826	2,543
Less: (Gain) Loss on Sales of Securities	(82)	(750)	(1,503)	(516)	125
Adjusted Operating Revenue	$135,948	$114,068	$92,300	$77,442	$67,406
Adjusted Efficiency Ratio	41.2%	41.0%	40.5%	43.3%	41.7%

	As of and for the year ended December 31,
(dollars in thousands)	2022	2021	2020	2019	2018

Adjusted Noninterest Expense to Average Assets
Noninterest Expense	$56,620	$48,095	$45,387	$36,932	$31,562
Less: Amortization of Tax Credit Investments	(408)	(562)	(738)	(3,225)	(3,293)
Less: Debt Prepayment Fees	—	(582)	(7,043)	—	—
Adjusted Noninterest Expense	$56,212	$46,951	$37,606	$33,707	$28,269

Average Assets	$3,866,480	$3,189,800	$2,617,579	$2,114,211	$1,777,592
Adjusted Noninterest Expense to Average Assets	1.45%	1.47%	1.44%	1.59%	1.59%

	As of and for the year ended December 31,
(dollars in thousands)	2022	2021	2020	2019	2018

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$394,064	$379,272	$265,405	$244,794	$220,998
Less: Preferred Stock	(66,514)	(66,514)	—	—	—
Total Common Shareholders' Equity	327,550	312,758	265,405	244,794	220,998
Less: Intangible Assets	(2,914)	(3,105)	(3,296)	(3,487)	(3,678)
Tangible Common Equity	$324,636	$309,653	$262,109	$241,307	$217,320

Total Assets	$4,345,662	$3,477,659	$2,927,345	$2,268,830	$1,973,741
Less: Intangible Assets	(2,914)	(3,105)	(3,296)	(3,487)	(3,678)
Tangible Assets	$4,342,748	$3,474,554	$2,924,049	$2,265,343	$1,970,063
Tangible Common Equity/Tangible Assets	7.48%	8.91%	8.96%	10.65%	11.03%

Tangible Book Value Per Share
Book Value Per Common Share	$11.80	$11.09	$9.43	$8.45	$7.34
Less: Effects of Intangible Assets	(0.11)	(0.11)	(0.12)	(0.12)	(0.12)
Tangible Book Value Per Common Share	$11.69	$10.98	$9.31	$8.33	$7.22

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$49,338	$44,516	$27,194	$31,403	$26,920

Average Shareholders' Equity	$384,033	$316,237	$258,736	$232,539	$194,083
Less: Average Preferred Stock	(66,514)	(24,915)	—	—	—
Average Common Equity	317,519	291,322	258,736	232,539	194,083
Less: Effects of Average Intangible Assets	(3,012)	(3,204)	(3,395)	(3,582)	(3,772)
Average Tangible Common Equity	$314,507	$288,118	$255,341	$228,957	$190,311
Return on Average Tangible Common Equity	15.69%	15.45%	10.65%	13.72%	14.15%

	As of and for the year ended December 31,
(dollars in thousands)	2022	2021	2020	2019	2018

Adjusted Diluted Earnings Per Common Share
Net Income Available to Common Shareholders	$49,338	$44,516	$27,194	$31,403	$26,920
Add: Debt Prepayment Fees	—	582	7,043	—	—
Less: Tax Impact	—	(151)	(1,676)	—	—
Net Income, Excluding Impact of Debt Prepayment Fees	$49,338	$44,947	$32,561	$31,403	$26,920

Diluted Weighted Average Shares Outstanding	28,668,177	28,968,286	29,170,220	29,996,776	29,436,214
Adjusted Diluted Earnings Per Common Share	$1.72	$1.55	$1.12	$1.05	$0.91

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At December 31, 2022 and December 31, 2021, these cash flow hedges had a total notional amount of $288.0 million and $235.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2022 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, and 300 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 400 basis points does not provide meaningful results and thus is not presented.

(dollars in thousands)	December 31, 2022		December 31, 2021
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$129,621	(4.84)%	$116,256	5.75%
+300	131,357	(3.57)	114,328	4.00
+200	133,089	(2.30)	112,288	2.15
+100	134,591	(1.20)	110,539	0.55
0	136,220	—	109,930	—
−100	137,641	1.04	106,955	(2.71)
−200	137,968	1.28	NM	NM
−300	138,587	1.74	NM	NM

The table above indicates that as of December 31, 2022, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 4.84% decrease in net interest income. In the event of an immediate 300 basis point decrease in interest rates, the Company would experience a 1.74% increase in net interest income.

The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, net interest income might vary significantly. Non-parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads would also cause net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or re-price faster than the Company’s assets. Actual results could differ from those projected if the Company grows assets and liabilities faster or slower than estimated, if the Company experienced a net outflow of deposit liabilities, or if the mix of assets and liabilities otherwise changes. Actual results could also differ from those projected if the Company experienced substantially different prepayment speeds in the loan portfolio than those assumed in the simulation model. Finally, these simulation results do not contemplate all the actions that the Company may undertake in response to potential or actual changes in interest rates, such as changes to the Company’s loan, investment, deposit, or funding strategies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bridgewater Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgewater Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CliftonLarsonAllen LLP

CliftonLarsonAllen LLP

Minneapolis, Minnesota

March 6, 2023

We have served as the Company’s auditor since 2005.

CLA (CliftonLarsonAllen LLP) is an independent network member of CLA Global. See CLAglobal.com/disclaimer.

Bridgewater Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31,	December 31,
	2022	2021
ASSETS
Cash and Cash Equivalents	$87,043	$143,473
Bank-Owned Certificates of Deposit	1,181	1,876
Securities Available for Sale, at Fair Value	548,613	439,362
Loans, Net of Allowance for Loan Losses of $47,996 at December 31, 2022, and $40,020 at December 31, 2021	3,512,157	2,769,917
Federal Home Loan Bank (FHLB) Stock, at Cost	19,606	5,242
Premises and Equipment, Net	48,445	49,395
Accrued Interest	13,479	9,186
Goodwill	2,626	2,626
Other Intangible Assets, Net	288	479
Bank-Owned Life Insurance	33,485	25,316
Other Assets	78,739	30,787
Total Assets	$4,345,662	$3,477,659

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$884,272	$875,084
Interest Bearing	2,532,271	2,071,153
Total Deposits	3,416,543	2,946,237
Federal Funds Purchased	287,000	—
Notes Payable	13,750	—
FHLB Advances	97,000	42,500
Subordinated Debentures, Net of Issuance Costs	78,905	92,239
Accrued Interest Payable	2,831	1,409
Other Liabilities	55,569	16,002
Total Liabilities	3,951,598	3,098,387

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at December 31, 2022 and December 31, 2021	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,751,950 at December 31, 2022 and 28,206,566 at December 31, 2021	278	282
Additional Paid-In Capital	96,529	104,123
Retained Earnings	248,685	199,347
Accumulated Other Comprehensive Income (Loss)	(17,942)	9,006
Total Shareholders' Equity	394,064	379,272
Total Liabilities and Equity	$4,345,662	$3,477,659

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
INTEREST INCOME
Loans, Including Fees	$146,256	$118,845	$105,492
Investment Securities	16,410	9,576	8,720
Other	1,029	458	614
Total Interest Income	163,695	128,879	114,826

INTEREST EXPENSE
Deposits	23,379	13,842	19,813
Notes Payable	202	61	439
FHLB Advances	1,221	831	3,390
Subordinated Debentures	4,688	4,630	3,109
Federal Funds Purchased	4,507	6	111
Total Interest Expense	33,997	19,370	26,862

NET INTEREST INCOME	129,698	109,509	87,964
Provision for Loan Losses	7,700	5,150	12,750

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	121,998	104,359	75,214

NONINTEREST INCOME
Customer Service Fees	1,236	1,007	826
Net Gain on Sales of Available for Sale Securities	82	750	1,503
Other Income	5,014	3,552	3,510
Total Noninterest Income	6,332	5,309	5,839

NONINTEREST EXPENSE
Salaries and Employee Benefits	36,941	30,889	25,568
Occupancy and Equipment	4,390	3,916	3,258
Other Expense	15,289	13,290	16,561
Total Noninterest Expense	56,620	48,095	45,387

INCOME BEFORE INCOME TAXES	71,710	61,573	35,666
Provision for Income Taxes	18,318	15,886	8,472
NET INCOME	53,392	45,687	27,194
Preferred Stock Dividends	(4,054)	(1,171)	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$49,338	$44,516	$27,194

EARNINGS PER SHARE
Basic	$1.78	$1.59	$0.95
Diluted	1.72	1.54	0.93
Dividends Paid Per Common Share	—	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	December 31,	December 31,	December 31,
	2022	2021	2020
Net Income	$53,392	$45,687	$27,194
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	(56,914)	(1,689)	6,394
Unrealized Gains (Losses) on Cash Flow Hedges	20,430	3,991	(3,185)
Reclassification Adjustment for (Gains) Losses Realized in Income	(90)	770	(924)
Income Tax Impact	9,626	(645)	(480)
Total Other Comprehensive Income (Loss), Net of Tax	(26,948)	2,427	1,805
Comprehensive Income	$26,444	$48,114	$28,999

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in thousands, except share data)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Year Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2019	$—	28,973,572	$290	$112,093	$127,637	$4,774	$244,794
Stock-based Compensation	—	29,050	—	1,668	—	—	1,668
Comprehensive Income	—	—	—	—	27,194	1,805	28,999
Stock Options Exercised	—	74,400	1	316	—	—	317
Stock Repurchases	—	(940,781)	(10)	(10,324)	—	—	(10,334)
Issuance of Restricted Stock Awards	—	18,641	—	—	—	—	—
Forfeiture of Restricted Stock Awards	—	(8,200)	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(3,189)	—	(39)	—	—	(39)
BALANCE December 31, 2020	—	28,143,493	281	103,714	154,831	6,579	265,405
Stock-based Compensation	—	18,920	—	2,426	—	—	2,426
Comprehensive Income	—	—	—	—	45,687	2,427	48,114
Preferred Stock Offering, Net of Issuance Costs	66,514	—	—	—	—	—	66,514
Stock Options Exercised	—	164,405	2	722	—	—	724
Stock Repurchases	—	(146,445)	(2)	(2,299)	—	—	(2,301)
Vested Restricted Stock Units	—	51,146	1	(1)	—	—	—
Restricted Shares Withheld for Taxes	—	(24,953)	—	(439)	—	—	(439)
Preferred Stock Dividend	—	—	—	—	(1,171)	—	(1,171)
BALANCE December 31, 2021	66,514	28,206,566	282	104,123	199,347	9,006	379,272
Stock-based Compensation	—	19,024	—	3,340	—	—	3,340
Comprehensive Income (Loss)	—	—	—	—	53,392	(26,948)	26,444
Stock Options Exercised	—	133,301	1	576	—	—	577
Stock Repurchases	—	(662,765)	(6)	(10,772)	—	—	(10,778)
Forfeiture of Restricted Stock Awards	—	(1,000)	—	(2)	—	—	(2)
Vested Restricted Stock Units	—	96,786	1	(1)	—	—	—
Restricted Shares Withheld for Taxes	—	(39,962)	—	(735)	—	—	(735)
Preferred Stock Dividend	—	—	—	—	(4,054)	—	(4,054)
BALANCE December 31, 2022	$66,514	27,751,950	$278	$96,529	$248,685	$(17,942)	$394,064

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	December 31,	December 31,	December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$53,392	$45,687	$27,194
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	1,867	3,362	2,691
Net Gain on Sales of Securities Available for Sale	(82)	(750)	(1,503)
Provision for Loan Losses	7,700	5,150	12,750
Depreciation of Premises and Equipment	2,565	2,369	1,206
Loss on Sale of Premises and Equipment	18	—	2
Amortization of Other Intangible Assets	191	191	191
Amortization of Right-of use Asset	497	—	—
Amortization of Subordinated Debt Issuance Costs	416	441	223
Stock-based Compensation	3,340	2,426	1,668
Deferred Income Taxes	(1,401)	(4,522)	(2,590)
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(14,080)	(4,064)	(5,121)
Accrued Interest Payable and Other Liabilities	30,576	3,946	(13,692)
Net Cash Provided by Operating Activities	84,999	54,236	23,019

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-Owned Certificates of Deposit	695	984	(206)
Proceeds from Sales of Securities Available for Sale	64,439	11,877	40,862
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	38,226	44,235	32,577
Purchases of Securities Available for Sale	(268,259)	(109,898)	(170,488)
Net Increase in Loans	(749,940)	(492,631)	(411,320)
Net (Increase) Decrease in FHLB Stock	(14,364)	(215)	2,797
Purchases of Premises and Equipment	(1,633)	(777)	(24,688)
Proceeds from Sales of Foreclosed Assets	—	—	134
Purchase of Bank-Owned Life Insurance	(7,407)	(25,000)	—
Net Cash Used in Investing Activities	(938,243)	(571,425)	(530,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	470,306	444,601	678,326
Net Increase in Federal Funds Purchased	287,000	—	—
Principal Proceeds (Payments) on Notes Payable	13,750	(11,000)	(2,000)
Proceeds from FHLB Advances	158,000	—	100,000
Principal Payments on FHLB Advances	(103,500)	(15,000)	(179,000)
Issuance of Preferred Stock, net of Issuance Costs	—	66,514	—
Preferred Stock Dividends Paid	(4,054)	(1,171)	—
Issuance of Subordinated Debt, net of Issuance Costs	—	29,309	48,783
Redemption of Subordinated Debt	(13,750)	(11,250)	—
Stock Options Exercised	577	724	317
Stock Repurchases	(10,778)	(2,301)	(10,334)
Forfeiture of Restricted Stock Awards	(2)	—	—
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(620)	(439)	(39)
Shares Repurchased for Tax Withholdings Upon Exercise of Stock Options	(115)	—	—
Net Cash Provided by Financing Activities	796,814	499,987	636,053

NET CHANGE IN CASH AND CASH EQUIVALENTS	(56,430)	(17,202)	128,740
Cash and Cash Equivalents Beginning	143,473	160,675	31,935
Cash and Cash Equivalents Ending	$87,043	$143,473	$160,675

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$32,159	$19,135	$27,004
Cash Paid for Income Taxes	20,565	19,376	10,723
Loans Transferred to Foreclosed Assets	—	—	134
Premises and Equipment Transferred to Other Assets	—	—	121
Net Investment Securities Purchased but Not Settled	2,438	—	—

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

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will continue to be an emerging growth company until the earliest to occur of: (1) the end of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities under the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on March 13, 2018; (2) the last day of the fiscal year in which the Company has $1.235 billion or more in annual revenues; (3) the date on which the Company is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act; or (4) the date on which the Company has, during the previous three-year period, issued publicly or privately, more than $1.0 billion in non-convertible debt securities. Management cannot predict if investors will find the Company’s common stock less attractive because it will rely on these exemptions. If some investors find the Company’s common stock less attractive as a result, there may be a less active trading market for its common stock and the Company’s stock price may be more volatile.

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

Leases

Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease team. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the extension or termination option.

Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. The Company's ROU asset is included in other assets and its lease liability is included in other liabilities in the accompanying consolidated balance sheets. The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company's incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors. The Company has elected not to recognize leases with original terms of 12 months or less on the consolidated balance sheet.

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

The amount of the uncertain tax positions was not deemed to be material. It is not expected that the unrecognized tax benefit will be material within the next 12 months. The Company did not recognize any interest or penalties for the years ended December 31, 2022, 2021 and 2020.

The Company is no longer subject to federal or state tax examination by tax authorities for years ending before December 31, 2019.

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

Comprehensive Income

Recognized revenue, expenses, gains, and losses are included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale and changes in the fair value of derivative instruments designated as a cash flow hedge, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

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

Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. The Company prepares written hedge documentation for all derivatives which are designed as hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management's assertion that the hedge will be highly effective. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly. For a cash flow hedge that is effective, the gain or loss on the derivative is reported as a component in other comprehensive income (loss) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in the fair value of derivatives that are not highly effective in hedging the changes in expected cash flows of the hedged item are recognized immediately in current earnings. To determine fair value, the Company uses third party pricing models that incorporate assumptions about market conditions and risks that are current at the reporting date. The Company does not use derivative instruments for trading or speculative purposes.

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

Stock-based Compensation

The Company’s stock-based compensation plans provide for awards of stock options, restricted stock awards and restricted stock units to the Company’s directors, officers and employees. The cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period as a component of compensation expense. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are recognized as they occur.

The Company uses the Black-Scholes model to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards and restricted stock units.

Compensating Balances

The Bank is required to maintain average balances with the Federal Reserve Bank. The Bank has implemented a deposit reclassification program which allows the Bank to reclassify a portion of transaction accounts to nontransaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank. Generally, the Company is required to maintain average reserve balances with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. However, as announced on March 15, 2020, The Federal Reserve Board reduced reserve requirement ratios to zero percent, effective March 26, 2020, due to the COVID-19 pandemic. Therefore, at December 31, 2022 and 2021, there were no reserve requirements with the Federal Reserve Bank.

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

Reclassifications

Certain reclassifications have been made to the 2021 consolidated financial statements to conform to the 2022 classifications.

Impact of Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Among other things, ASU 2016-02 requires lessees to recognize most leases on the balance sheet, thus increasing reported assets and liabilities. Lessor accounting remains substantially similar to historical GAAP. The FASB has issued incremental guidance to Topic 842 standard through ASU No. 2018-10, 2018-11, and 2021-05. The Company has elected to use the additional transition method approach as provided in ASU 2018-11, which permits the Company to use January 1, 2022 as both the application date and the adoption date. The Company also elected certain relief options offered within the new standard, which include the package of practical expedients, the option not to recognize a ROU asset and lease liability that arise from short-term leases (i.e., leases with terms of 12 months or less), the option of hindsight when determining lease term and the practical expedient to not separate lease and non-lease components. The Company has several lease agreements for its bank branches and corporate office space, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated balance sheets. As of January 1, 2022, the Company recorded a ROU asset and corresponding lease liability for all applicable operating leases. While the guidance increased the Company’s gross assets and liabilities, the adoption of ASU 2016-02 did not have a material impact on the Company's consolidated financial statements. See “Note 8 –Leases” for more information.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate, or LIBOR, or another reference rate expected to be discontinued, if certain criteria are met. The standard was elective and provided optional expedients and exceptions for applying GAAP to contracts, hedging relationships, or other transactions that reference LIBOR, or another reference rate expected to be discontinued. The amendments in the update were effective for all entities between March 12, 2020 and December 31,

2022. The Company has discontinued the use of new LIBOR-based loans and interest rate derivatives, according to regulatory guidelines. LIBOR is used as an index rate for the Company’s interest-rate swaps, various investment securities, and approximately 1.1% of the Company’s loans as of December 31, 2022. The Company adopted ASU 2020-04 on January 1, 2022. The adoption did not have a material impact on the Company’s consolidated financial statements. In December 2022, The FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04. This ASU, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The adoption of ASU 2022-06 did not have a material impact on the Company’s consolidated financial statements.

Impact of Recently Issued Accounting Standards

The following ASUs have been issued by FASB and may impact the Company’s consolidated financial statements in future reporting periods.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (modified by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments Credit Losses, ASU 2019-05, Financial Instruments Credit Losses – Targeted Transition Relief, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses). The amendments in this ASU affect all entities that measure credit losses on financial instruments including loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial asset that has a contractual right to receive cash that is not specifically excluded. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology required in current GAAP with a methodology that reflects expected credit losses that requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The amendments in this ASU will affect entities to varying degrees depending on the credit quality of the assets held by the entity, the duration of the assets held, and how the entity applies the current incurred loss methodology. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (815), and Leases (Topic 842) – Effective Dates. This ASU amended the effective date of ASU 2016-13 for smaller reporting companies and non-SEC reporting entities. The amendment delays the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As an emerging growth company, the Company has taken advantage of this delay.

The Company adopted CECL effective January 1, 2023. The implementation process included establishing a cross function committee to oversee the adoption of the ASU and contracting with a third party to develop a model to comply with the CECL requirements. During the first quarter of 2023, the Company will finalize all internal processes related to the adoption of CECL. Upon finalization of internal processes, the Company will recognize a one-time cumulative effect adjustment to equity, using the modified retrospective transition method. The Company expects the initial increase to the allowance for credit losses, including the allowance for unfunded commitments, will not have a material impact on the consolidated financial statements. The initial increase to the allowance for credit losses is expected to be substantially attributable to the allowance for unfunded commitments. The ultimate impact to the Company’s financial condition and results of operations of the ASU, at both adoption and each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, the composition of the loan portfolio, along with other management judgments.

In March 2022 the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors , while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, this ASU will be effective for the Company on January 1, 2023. The adoption of ASU 2022-02 is not expected to have a significant impact on the financial statements.

Subsequent Events

Subsequent events have been evaluated through March 7, 2023, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares adjusted for the dilutive effect of stock compensation. For the years ended December 31, 2022, 2021 and 2020, 410,760, 222,107, and 732,433, respectively, of stock options, restricted stock awards and restricted stock units were excluded from the calculation because they were deemed to be antidilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020
Net Income Available to Common Shareholders	$49,338	$44,516	$27,194
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,758,336	28,027,454	28,582,064
Dilutive Effect of Stock Compensation	909,841	940,832	588,156
Weighted Average Common Stock Outstanding (Dilutive)	28,668,177	28,968,286	29,170,220

Basic Earnings per Common Share	$1.78	$1.59	$0.95
Diluted Earnings per Common Share	1.72	1.54	0.93

Note 3: Bank-Owned Certificates of Deposit

Certificates of deposit in other financial institutions by maturity are as follows:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Certificates of Deposit at Cost Maturing in:
One Year or Less	$936	$935
After One Year Through Five Years	245	941
	$1,181	$1,876

Note 4: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at December 31, 2022 and 2021:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$2,621	$—	$(41)	$2,580
Municipal Bonds	156,506	62	(25,214)	131,354
Mortgage-Backed Securities	252,919	2,465	(17,600)	237,784
Corporate Securities	116,871	45	(7,089)	109,827
SBA Securities	20,957	79	(159)	20,877
Asset-Backed Securities	46,623	188	(620)	46,191
Total Securities Available for Sale	$596,497	$2,839	$(50,723)	$548,613

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$756	$—	$(2)	$754
Municipal Bonds	151,665	7,492	(788)	158,369
Mortgage-Backed Securities	125,563	1,085	(2,111)	124,537
Corporate Securities	81,925	2,740	(185)	84,480
SBA Securities	30,474	102	(206)	30,370
Asset-Backed Securities	39,867	1,044	(59)	40,852
Total Securities Available for Sale	$430,250	$12,463	$(3,351)	$439,362

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and 2021:

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2022
U.S. Treasury Securities	$2,330	$(41)	$—	$—	$2,330	$(41)
Municipal Bonds	59,912	(5,321)	69,424	(19,893)	129,336	(25,214)
Mortgage-Backed Securities	123,224	(5,427)	62,882	(12,173)	186,106	(17,600)
Corporate Securities	88,486	(5,121)	17,054	(1,968)	105,540	(7,089)
SBA Securities	2,498	(6)	9,750	(153)	12,248	(159)
Asset-Backed Securities	21,919	(396)	6,186	(224)	28,105	(620)
Total Securities Available for Sale	$298,369	$(16,312)	$165,296	$(34,411)	$463,665	$(50,723)

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2021
U.S. Treasury Securities	$754	$(2)	$—	$—	$754	$(2)
Municipal Bonds	44,332	(708)	3,757	(80)	48,089	(788)
Mortgage-Backed Securities	36,921	(630)	35,949	(1,481)	72,870	(2,111)
Corporate Securities	9,398	(133)	1,948	(52)	11,346	(185)
SBA Securities	3,896	(7)	16,297	(199)	20,193	(206)
Asset-Backed Securities	6,742	(59)	—	—	6,742	(59)
Total Securities Available for Sale	$102,043	$(1,539)	$57,951	$(1,812)	$159,994	$(3,351)

At December 31, 2022, 530 debt securities had unrealized losses with aggregate depreciation of approximately 9.9% from the Company’s amortized cost basis. At December 31, 2021, 199 debt securities had unrealized losses with aggregate depreciation of approximately 2.1% from the Company’s amortized cost basis. These unrealized losses related principally to changes in interest rates and were not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability and intent to hold these debt securities for the foreseeable future, no declines were deemed to be other than temporary as of December 31, 2022.

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of December 31, 2022. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
December 31, 2022
Due in One Year or Less	$6,362	$6,375
Due After One Year Through Five Years	32,673	31,428
Due After Five Years Through 10 Years	153,887	139,648
Due After 10 Years	83,076	66,310
Subtotal	275,998	243,761
Mortgage-Backed Securities	252,919	237,784
SBA Securities	20,957	20,877
Asset-Backed Securities	46,623	46,191
Totals	$596,497	$548,613

As of December 31, 2022 and 2021, the securities portfolio was unencumbered.

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Proceeds From Sales of Securities	$64,439	$11,877	$40,862
Gross Gains on Sales	612	1,200	1,592
Gross Losses on Sales	(530)	(450)	(89)

Note 5: Loans

The following table presents the components of the loan portfolio at December 31, 2022 and December 31, 2021:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Commercial	$435,344	$360,169
Paycheck Protection Program	1,049	26,162
Construction and Land Development	365,796	281,474
Real Estate Mortgage:
1-4 Family Mortgage	355,474	305,317
Multifamily	1,306,738	910,243
CRE Owner Occupied	149,905	111,096
CRE Nonowner Occupied	947,008	818,569
Total Real Estate Mortgage Loans	2,759,125	2,145,225
Consumer and Other	8,132	6,442
Total Loans, Gross	3,569,446	2,819,472
Allowance for Loan Losses	(47,996)	(40,020)
Net Deferred Loan Fees	(9,293)	(9,535)
Total Loans, Net	$3,512,157	$2,769,917

The following table presents the activity in the allowance for loan losses, by segment, for the years ended December 31, 2022, 2021 and 2020:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Balance at January 1, 2020	$3,058	$—	$2,202	$2,839	$5,824	$792	$6,972	$85	$754	$22,526
Provision for Loan Losses	2,984	70	289	1,223	3,693	360	4,019	134	(22)	12,750
Loans Charged-off	(346)	—	—	(144)	—	—	—	(27)	—	(517)
Recoveries of Loans	7	—	—	54	—	10	—	11	—	82
Balance at December 31, 2020	$5,703	$70	$2,491	$3,972	$9,517	$1,162	$10,991	$203	$732	$34,841
Provision for Loan Losses	545	(57)	1,266	(236)	3,093	301	344	(24)	(82)	5,150
Loans Charged-off	(28)	—	—	(5)	—	—	—	(41)	—	(74)
Recoveries of Loans	36	—	—	26	—	32	—	9	—	103
Balance at December 31, 2021	$6,256	$13	$3,757	$3,757	$12,610	$1,495	$11,335	$147	$650	$40,020
Provision for Loan Losses	247	(12)	999	280	4,849	470	1,241	13	(387)	7,700
Loans Charged-off	(13)	—	—	—	—	—	—	(24)	—	(37)
Recoveries of Loans	10	—	—	288	—	—	—	15	—	313
Balance at December 31, 2022	$6,500	$1	$4,756	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996

The following tables present the balance in the allowance for loan losses and the recorded investment in loans, by segment, based on impairment method as of December 31, 2022 and 2021:

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses at December 31, 2022
Individually Evaluated for Impairment	$71	$—	$—	$—	$—	$—	$—	$—	$—	$71
Collectively Evaluated for Impairment	6,429	1	4,756	4,325	17,459	1,965	12,576	151	263	47,925
Totals	$6,500	$1	$4,756	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996

Allowance for Loan Losses at December 31, 2021
Individually Evaluated for Impairment	$607	$—	$—	$—	$—	$—	$—	$—	$—	$607
Collectively Evaluated for Impairment	5,649	13	3,757	3,757	12,610	1,495	11,335	147	650	39,413
Totals	$6,256	$13	$3,757	$3,757	$12,610	$1,495	$11,335	$147	$650	$40,020

		Paycheck	Construction			CRE	CRE
		Protection	and Land	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Loans at December 31, 2022
Individually Evaluated for Impairment	$19,675	$—	$106	$392	$—	$1,637	$6,239	$—	$28,049
Collectively Evaluated for Impairment	415,669	1,049	365,690	355,082	1,306,738	148,268	940,769	8,132	3,541,397
Totals	$435,344	$1,049	$365,796	$355,474	$1,306,738	$149,905	$947,008	$8,132	$3,569,446

Loans at December 31, 2021
Individually Evaluated for Impairment	$14,512	$—	$130	$1,390	$—	$2,421	$4,188	$—	$22,641
Collectively Evaluated for Impairment	345,657	26,162	281,344	303,927	910,243	108,675	814,381	6,442	2,796,831
Totals	$360,169	$26,162	$281,474	$305,317	$910,243	$111,096	$818,569	$6,442	$2,819,472

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Recorded	Principal	Related	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Commercial	$19,508	$19,508	$—	$4,545	$4,545	$—
Construction and Land Development	106	713	—	130	737	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	—	—	—	933	933	—
1st REM - Rentals	392	392	—	457	457	—
CRE Owner Occupied	1,637	1,726	—	2,421	2,466	—
CRE Nonowner Occupied	6,239	6,239	—	4,188	4,188	—
Totals	27,882	28,578	—	12,674	13,326	—

Loans With An Allowance for Loan Losses:
Commercial	167	167	71	9,967	9,967	607
Totals	167	167	71	9,967	9,967	607
Grand Totals	$28,049	$28,745	$71	$22,641	$23,293	$607

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020
	Average	Interest	Average	Interest	Average	Interest
(dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$21,276	$782	$5,008	$268	$145	$10
Construction and Land Development	117	—	141	—	165	—
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	—	—	933	47	824	42
1st REM - Rentals	402	21	468	24	624	29
CRE Owner Occupied	1,755	65	2,471	106	891	15
CRE Nonowner Occupied	6,390	342	4,247	215	12,334	690
Totals	29,940	1,210	13,268	660	14,983	786

Loans With An Allowance for Loan Losses:
Commercial	180	5	13,761	755	122	2
Consumer and Other	—	—	—	—	13	1
Totals	180	5	13,761	755	135	3
Grand Totals	$30,120	$1,215	$27,029	$1,415	$15,118	$789

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

The following tables present the risk category of loans by loan segment as of December 31, 2022 and 2021, based on the most recent analysis performed by management:

	December 31, 2022
(dollars in thousands)	Pass	Watch	Substandard	Total
Commercial	$406,192	$9,477	$19,675	$435,344
Paycheck Protection Program	1,049	—	—	1,049
Construction and Land Development	364,978	712	106	365,796
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	36,875	—	—	36,875
1st REM - 1-4 Family	50,271	674	—	50,945
LOCs and 2nd REM - Rentals	27,978	7	—	27,985
1st REM - Rentals	239,277	—	392	239,669
Multifamily	1,303,468	3,270	—	1,306,738
CRE Owner Occupied	148,268	—	1,637	149,905
CRE Nonowner Occupied	922,657	18,112	6,239	947,008
Consumer and Other	8,132	—	—	8,132
Totals	$3,509,145	$32,252	$28,049	$3,569,446

	December 31, 2021
(dollars in thousands)	Pass	Watch	Substandard	Total
Commercial	$336,939	$8,718	$14,512	$360,169
Paycheck Protection Program	26,162	—	—	26,162
Construction and Land Development	281,344	—	130	281,474
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	30,327	—	933	31,260
1st REM - 1-4 Family	48,024	689	—	48,713
LOCs and 2nd REM - Rentals	21,625	16	—	21,641
1st REM - Rentals	203,246	—	457	203,703
Multifamily	910,243	—	—	910,243
CRE Owner Occupied	108,675	—	2,421	111,096
CRE Nonowner Occupied	774,474	39,907	4,188	818,569
Consumer and Other	6,442	—	—	6,442
Totals	$2,747,501	$49,330	$22,641	$2,819,472

The following tables present the aging of the recorded investment in past due loans by loan segment as of December 31, 2022 and 2021:

	Accruing Interest
		30-89 Days	90 Days or
(dollars in thousands)	Current	Past Due	More Past Due	Nonaccrual	Total
December 31, 2022
Commercial	$435,274	$70	$—	$—	$435,344
Paycheck Protection Program	1,049	—	—	—	1,049
Construction and Land Development	365,690	—	—	106	365,796
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	36,875	—	—	—	36,875
1st REM - 1-4 Family	50,945	—	—	—	50,945
LOCs and 2nd REM - Rentals	27,985	—	—	—	27,985
1st REM - Rentals	239,553	116	—	—	239,669
Multifamily	1,306,738	—	—	—	1,306,738
CRE Owner Occupied	149,372	—	—	533	149,905
CRE Nonowner Occupied	947,008	—	—	—	947,008
Consumer and Other	8,132	—	—	—	8,132
Totals	$3,568,621	$186	$—	$639	$3,569,446

	Accruing Interest
		30-89 Days	90 Days or
(dollars in thousands)	Current	Past Due	More Past Due	Nonaccrual	Total
December 31, 2021
Commercial	$360,169	$—	$—	$—	$360,169
Paycheck Protection Program	26,162	—	—	—	26,162
Construction and Land Development	281,344	—	—	130	281,474
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	31,211	49	—	—	31,260
1st REM - 1-4 Family	48,713	—	—	—	48,713
LOCs and 2nd REM - Rentals	21,641	—	—	—	21,641
1st REM - Rentals	203,703	—	—	—	203,703
Multifamily	910,243	—	—	—	910,243
CRE Owner Occupied	110,504	—	—	592	111,096
CRE Nonowner Occupied	818,569	—	—	—	818,569
Consumer and Other	6,442	—	—	—	6,442
Totals	$2,818,701	$49	$—	$722	$2,819,472

At December 31, 2022, there were two loans classified as troubled debt restructurings with total aggregate outstanding balances of $188,000. In comparison, at December 31, 2021, there were four loans classified as troubled debt restructurings with total aggregate outstanding balances of $1.4 million. There were no new loans classified as troubled debt restructuring during the year ended December 31, 2022 and no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the year ended December 31, 2022.

In response to the COVID-19 pandemic, the Company developed programs for clients who experienced business and personal disruptions due to the COVID-19 pandemic pursuant to which the Company provided interest-only modifications, loan payment deferrals or extended amortization modifications. In accordance with interagency regulatory guidance and the CARES Act, qualifying loans modified in response to the COVID-19 pandemic, made before January 1, 2022, are not considered troubled debt restructurings. The Company had no active modifications made in response to the COVID-19 pandemic at December 31, 2022. The Company had 12 loans totaling $35.0 million of loan modifications outstanding in response to the COVID-19 pandemic at December 31, 2021.

Note 6: Premises and Equipment

Premises and equipment are summarized as follows for the years ended December 31, 2022 and 2021:

	Range of	December 31,	December 31,
(dollars in thousands)	Useful Lives	2022	2021
Land	N/A	$5,174	$5,174
Building	15 - 39 Years	41,265	40,758
Leasehold Improvements	3 ‑ 10 Years	2,380	2,684
Furniture and Equipment	2 ‑ 5 Years	6,978	7,058
Subtotal		55,797	55,674
Accumulated Depreciation		(7,352)	(6,279)
Totals		$48,445	$49,395

Depreciation and amortization expense charged to noninterest expense for the years ended December 31, 2022, 2021 and 2020, totaled $2.6 million, $2.4 million and $1.2 million, respectively.

Note 7: Intangible Assets

The following table presents a summary of intangible assets at December 31, 2022 and 2021:

	December 31,
(dollars in thousands)	2022	2021
Core Deposit Intangible	$1,093	$1,093
Favorable Lease	445	445
Subtotal	1,538	1,538
Accumulated Amortization	(1,250)	(1,059)
Totals	$288	$479

Amortization expense of intangible assets was $191,000 for the years ended December 31, 2022, 2021 and 2020.

The following table presents the estimated future amortization of the core deposit intangible and favorable lease asset for the next five years and thereafter. The projections of amortization expense are based on existing asset balances as of December 31, 2022.

	Core Deposit	Favorable
(dollars in thousands)	Intangible	Lease
2023	$65	$34
2024	—	34
2025	—	34
2026	—	34
2027	—	34
Thereafter	—	53
Totals	$65	$223

Note 8: Leases

The Company’s operating leases are real estate leases which are comprised of bank branches and office space with terms extending through 2029. These leases were not previously recognized on the Company's consolidated financial statements. With the adoption of ASU 2016-02, operating lease agreements were required to be recognized on the consolidated balance sheets as a ROU asset and a corresponding lease liability. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.

Operating lease ROU assets represent the Company’s right to use the underlying asset during the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using the rate implicit in the lease. As the rate implicit in the lease is rarely determinable, the Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments. The Company's incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors. For operating leases existing prior to January 1, 2022, the rate for the remaining lease term as of January 1, 2022 was used.

As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance, property taxes and other costs associated with the lease. These variable payments are not included in the lease liability and are expensed as incurred.

The following table presents the components of lease expense and cash flow information related to operating leases as of the period indicated:

December 31,
(dollars in thousands)	2022
Operating Lease Cost	$538
Variable Lease Cost	253
Total Lease Cost	$791

Prior to the adoption of ASU 2016-02, rent expense, net of rental income, including common area maintenance pertaining to banking premises totaled $52,000 and $1.2 million for the years ended December 31, 2021 and 2020.

The following table presents other information on the Company’s operating leases for the year ended December 31, 2022:

	December 31,
(dollars in thousands)	2022
Operating Lease Right-of-Use Assets	$2,472
Operating Lease Liabilities	2,496
Weighted Average Remaining Lease Term (in Years)	6.12	Years
Weighted Average Discount Rate	1.46%

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$513

The following table presents the future expected operating lease payments under the Company's operating lease agreements as of December 31, 2022:

December 31,
(dollars in thousands)	2022
2023	$524
2024	534
2025	544
2026	387
2027	284
Thereafter	324
Total Undiscounted Lease Payments	2,597
Discount for Present Value of Expected Cash Flows	(101)
Total Lease Liability	$2,496

The Greenwood location is leased pursuant to the terms of a non‑cancelable lease agreement with Bridgewater Properties Greenwood, LLC, a related party through common ownership, in effect at December 31, 2022. The lease contains one option to extend the lease for a period of five years. Future minimum rent commitments under the operating lease are listed below at December 31, 2022.

(dollars in thousands)	2022
2023	$174
2024	178
2025	181
2026	108
Total	$641

The Company receives rents from the lease of office and retail space in its corporate headquarters building. Rental income is included in noninterest expense as an offset to rental expense. Future minimum rental income under these leases are listed below at December 31, 2022.

(dollars in thousands)	2022
2023	$507
2024	512
2025	519
2026	301
2027	264
Thereafter	716
Total	$2,819

Rental income, which is included in occupancy and equipment expense, including common area maintenance pertaining to banking premises for the years ended December 31, 2022, 2021 and 2020, totaled $907,000, $634,000 and $12,000, respectively.

Note 9: Deposits

The following table presents the composition of deposits at December 31, 2022 and 2021:

	December 31,
(dollars in thousands)	2022	2021
Transaction Deposits	$1,336,264	$1,419,873
Savings and Money Market Deposits	1,031,873	863,567
Time Deposits	272,253	293,474
Brokered Deposits	776,153	369,323
Totals	$3,416,543	$2,946,237

Brokered deposits contained brokered transaction and money market accounts of $184.3 million and $131.2 million as of December 31, 2022 and 2021, respectively.

The following table presents the scheduled maturities of brokered and customer time deposits at December 31, 2022:

December 31,
(dollars in thousands)	2022
Less than 1 Year	$387,433
1 to 2 Years	109,652
2 to 3 Years	229,732
3 to 4 Years	102,280
4 to 5 Years	25,887
Greater than 5 Years	9,144
Totals	$864,128

The aggregate amount of time deposits greater than $250,000 was approximately $92.3 million and $59.6 million at December 31, 2022 and 2021, respectively.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$65,315	$8,240	$49,101	$641
Liabilities	65,315	(8,240)	49,101	(641)
Total	$130,630	$—	$98,202	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income (loss), net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate risk. During the next 12 months, the Company estimates that $5.2 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of December 31, 2022 and 2021:

(dollars in thousands)	December 31, 2022	December 31, 2021
Notional Amount	$163,000	$125,000
Weighted Average Pay Rate	1.90%	1.27%
Weighted Average Receive Rate	3.47%	0.14%
Weighted Average Maturity (Years)	5.15	3.76
Net Unrealized Gain	$9,175	$791

The Company purchases interest rate caps, which are designated as cash flow hedges, of certain deposit and borrowing liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the years ended December 31, 2022 and 2021, the Company recognized amortization expense on the interest rate caps of $772,000 and $362,000, respectively, and was recorded as a component of interest expense on brokered deposits and FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of December 31, 2022 and 2021:

(dollars in thousands)	December 31, 2022	December 31, 2021
Notional Amount	$125,000	$110,000
Unamortized Premium Paid	5,872	5,859
Weighted Average Strike Rate	0.96%	0.90%
Weighted Average Maturity (Years)	7.35	8.72

The following table presents a summary of the Company’s interest rate contracts as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$125,000	$10,477	$90,000	$1,717
Liabilities	38,000	(1,302)	35,000	(926)
Interest rate cap agreements:
Assets	125,000	19,406	110,000	7,356

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of December 31, 2022 and 2021, the Company pledged cash collateral for the Company’s derivative contracts of $0 and $370,000, respectively. In addition, as of December 31, 2022 and 2021, the Company's derivative counterparties have pledged cash collateral to the Company of $36.4 million and $8.6 million, respectively.

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020:

		Year Ended December 31,
(dollars in thousands)		2022	2021	2020
Derivatives in	Location of Gain (Loss)	Gain (Loss)
Cash Flow Hedging	Reclassified	Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings
Interest rate swaps	Interest expense	$679	$(1,117)	$(579)
Interest rate caps	Interest expense	(671)	(403)	—

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the years ended December 31, 2022, 2021 and 2020, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 11: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank’s with principal balances of $1.20 billion and $930.9 million at December 31, 2022 and 2021, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $390.9 million and $550.8 million at December 31, 2022 and 2021, respectively.

The following table presents FHLB advances, by maturity, at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	4.30%	$83,000	—%	$—
1 to 2 Years	1.05	5,000	—	—
2 to 3 Years	1.22	5,000	1.66	22,500
3 to 4 Years	0.78	4,000	1.22	16,000
4 to 5 Years	—	—	0.78	4,000
Totals		$97,000		$42,500

Convertible advances are callable at the option of the FHLB. If an advance is called, the Company has the option to pay off the advance without penalty or re-borrow funds on different terms. The Company had no convertible advances with the FHLB at December 31, 2022 and $28.5 million of convertible advances with the FHLB at December 31, 2021.

Federal Reserve Discount Window. At December 31, 2022 and 2021, the Company had the ability to draw additional borrowings of $157.8 million and $126.0 million, respectively, from the Federal Reserve Bank of Minneapolis. The ability to draw borrowings is based on loan collateral pledged with principal balances of $225.3 million and $240.4 million as of December 31, 2022 and 2021, subject to the approval from the Board of Governors of the Federal Reserve System. There were no federal reserve borrowings outstanding as of December 31, 2022 and 2021.

Federal Funds Purchased. Federal funds purchased mature one business day from the transaction date. There were $287.0 million federal funds purchased outstanding as of December 31, 2022 and no federal funds purchased outstanding as of December 31, 2021.

Line of Credit. In 2021, the Company entered into a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that was secured by 100% of the issued and outstanding stock of the Bank. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. As of December 31, 2022, the Company believes it was in compliance with all such covenants and capital ratio requirements.

The following table presents the revolving line of credit at December 31, 2022 and 2021:

		Total Debt	Total Debt
		Outstanding	Outstanding	Interest
Name	Maturity Date	December 31, 2022	December 31, 2021	Rate	Coupon Structure
Revolving Credit Facility (1)	September 1, 2024	$13,750	—	7.50%	Variable with Floor (2)
(1)	On September 1, 2022, the Company entered into a second amendment to the agreement which increased the maximum principal amount of the Company’s revolving line of credit from $25.0 million to $40.0 million and extended the maturity date from February 28, 2023 to September 1, 2024.
(2)	The variable interest rate is equal to the greater of the Wall Street Journal Prime Rate in effect or a floor rate of 3.85%.

Note 12: Subordinated Debentures

The following presents a summary of the Company’s subordinated debentures as of December 31, 2022 and 2021:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	December 31, 2022	December 31, 2021	Rate	Coupon Structure
(dollars in thousands)
2027 Notes	July 12, 2017	July 15, 2022	N/A	$—	$13,750	N/A %	Fixed-to-Floating (1)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	50,000	50,000	5.25%	Fixed-to-Floating (2)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	30,000	3.25%	Fixed-to-Floating (3)
Subordinated Debentures				80,000	93,750
Debt Issuance Costs				(1,095)	(1,511)
Subordinated Debentures, Net of Issuance Costs				$78,905	$92,239
(1)	Migrates to three month LIBOR + 3.88% beginning July 15, 2022 until either the early redemption date or the maturity date.
(2)	Migrates to three month term SOFR + 5.13% beginning July 1, 2025 until either the early redemption date or the maturity date.
(3)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the early redemption date or the maturity date.

On October 15, 2022, the Company elected to redeem the outstanding 2027 Notes in the aggregate principal amount of $13.8 million and made all payments of principal and interest due on the 2027 Notes on October 17, 2022.

Note 13: Related-Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers, directors, principal shareholders, and their affiliates (related parties). The following table presents the activity associated with loans made between related parties for the years ended December 31, 2022 and 2021:

(dollars in thousands)	2022	2021
Beginning Balance	$49,964	$34,130
New Loans and Advances	16,006	45,407
Repayments	(38,294)	(29,573)
Totals	$27,676	$49,964

Deposits from related parties held by the Company at December 31, 2022 and 2021 were $22.2 million and $37.7 million, respectively.

The Company has a related party lease which is disclosed in “Note 8 – Leases”.

Note 14: Income Taxes

The following table presents the allocation of federal and state income taxes between current and deferred portions as of December 31, 2022, 2021 and 2020:

(dollars in thousands)	2022	2021	2020
Current Tax Provision	$19,719	$20,408	$11,062
Deferred Tax Benefit	(1,401)	(4,522)	(2,590)
Total Income Tax Provision	$18,318	$15,886	$8,472

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows as of December 31, 2022, 2021 and 2020:

	2022		2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Amount of Statutory Rate	$15,059	21.0%	$12,930	21.0%	$7,489	21.0%
State Income Taxes (Net of Federal Income Tax Benefit)	5,349	7.5	4,647	7.6	3,014	8.5
Interest on Investment Securities and Loans Exempt From Federal Income Tax	(899)	(1.3)	(657)	(1.1)	(702)	(2.0)
Tax Credits	(835)	(1.2)	(540)	(0.9)	(770)	(2.1)
Other Differences	(356)	(0.5)	(494)	(0.8)	(559)	(1.6)
Totals	$18,318	25.5%	$15,886	25.8%	$8,472	23.8%

The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of historic tax credits, low-income housing tax credits, the level of tax-exempt investments and loans, and the overall level of pre-tax income.

The following table presents the components of the net deferred tax asset included in other assets, as of December 31, 2022 and 2021:

(dollars in thousands)	2022	2021
Depreciation	$(325)	$(274)
Allowance for Loan Losses	13,639	11,332
Unrealized Loss (Gain) on Securities Available for Sale	13,759	(1,914)
Unrealized (Gain) Loss on Cash Flow Hedges	(6,527)	(480)
Prepaid Expenses	(886)	(392)
Deferred Compensation	510	871
Deferred Loan Fees	2,745	2,653
Other	2	94
Totals	$22,917	$11,890

Note 15: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing projects and other tax credit investments at December 31, 2022 and 2021:

(dollars in thousands)		December 31, 2022		December 31, 2021
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$4,701	$—	$2,871	$—
Federal Historic Tax Credit (FHTC)	Equity	1,785	323	1,732	407
Total		$6,486	$323	$4,603	$407
(1)	All commitments are expected to be paid by the Company by December 31, 2023.

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments during 2022, 2021 and 2020:

	Year Ended
	December 31,
(dollars in thousands)	2022	2021	2020
Amortization Expense (1)
LIHTC	$271	$280	$281
FHTC	408	562	738
Total	$679	$842	$1,019
Tax Benefit Recognized (2)
LIHTC	$(330)	$(330)	$(330)
FHTC	(607)	(625)	(1,056)
Total	$(937)	$(955)	$(1,386)
(1)	The amortization expense for the LIHTC investments are included in income tax expense. The amortization for the FHTC tax credits are included in noninterest expense.
(2)	All of the tax benefits recognized are included in income tax expense. The tax benefit recognized for the FHTC investments primarily reflects the tax credits generated from the investments, and excludes the net tax expense/benefit of the investments’ income/loss.

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

The following commitments were outstanding at December 31, 2022 and December 31, 2021:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Unfunded Commitments Under Lines of Credit	$848,734	$799,148
Letters of Credit	115,769	119,647
Totals	$964,503	$918,795

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

The Company had outstanding letters of credit with the FHLB in total amounts of $78.4 million and $36.5 million at December 31, 2022 and 2021, respectively, on behalf of customers and to secure public deposits.

Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management, any liability resulting from such proceedings would not have a material impact on the consolidated financial statements.

Note 17: Stock Options and Restricted Stock

The Company established the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (the “2012 Plan”) under which the Company may grant options to its directors, officers, and employees for up to 750,000 shares of common stock. Both incentive stock options and nonqualified stock options could be granted under the 2012 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. The 2012 Plan expired in March 2022, and awards are no longer able to be granted under the 2012 Plan.

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, and employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of December 31, 2022 and 2021, there were 44,700 and 294,700 shares, respectively, of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with vesting periods of four years. As of December 31, 2022, and 2021, there were 231,363 and 352,575 shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

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

The weighted average assumptions used in the model for valuing stock option grants in 2022 is as follows:

	December 31,
	2022
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	24.71%
Risk-Free Interest Rate	1.70%

The following table presents a summary of the status of the Company’s outstanding stock options for the years ended December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at Beginning of Year	1,768,745	$7.67	1,914,250	$7.29
Granted	290,000	17.50	20,500	16.88
Exercised	(133,301)	4.33	(164,405)	4.40
Forfeitures	(12,000)	14.77	(1,600)	7.47
Outstanding at Period End	1,913,444	$9.35	1,768,745	$7.67

Options Exercisable at Period End	1,492,069	$7.51	1,332,845	$6.83

For the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation expense for stock options of $1.1 million, $922,000 and $881,000, respectively.

The following table presents information pertaining to options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$2.13 - 3.99	307,000	$3.04	1.1	307,000	$3.04
7.00 - 7.99	904,916	7.47	4.8	904,916	7.47
8.00 - 8.99	17,500	8.76	7.3	5,000	8.76
10.00 - 10.99	10,000	10.08	7.4	5,000	10.08
11.00 - 11.99	85,000	11.27	6.4	56,000	11.30
12.00 - 12.99	263,528	12.90	6.6	191,528	12.91
13.00 - 13.99	25,000	13.22	5.4	20,000	13.22
17.00 - 17.99	300,500	17.50	9.1	2,625	17.49
Totals	1,913,444	$9.35	5.2	1,492,069	$7.51

As of December 31, 2022, there was $1.6 million of total unrecognized compensation cost related to nonvested stock options granted under the 2012 Plan, 2017 Plan and 2019 EIP that is expected to be recognized over a weighted-average period of 2.6 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the year ended December 31, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2021	435,900	$3.43
Granted	290,000	5.28
Vested	(292,525)	3.12
Forfeited	(12,000)	5.12
Nonvested Options at December 31, 2022	421,375	$4.87

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with voting and forfeitable dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the years ended December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested at December 31, 2021	75,113	$12.59	110,962	$12.63
Granted	—	—	—	—
Vested	(35,351)	12.69	(35,849)	12.69
Forfeited	(1,000)	12.92	—	—
Nonvested at December 31, 2022	38,762	$12.50	75,113	$12.59

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation expense for restricted stock awards of $448,000, $455,000 and $441,000, respectively.

As of December 31, 2022, there was $433,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 1.0 year.

In addition, during the year ended December 31, 2022, the Company issued 19,024 shares of common stock to directors as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to directors of $319,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the years ended December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested at December 31, 2021	344,908	$15.02	205,666	$12.27
Granted	112,760	18.72	191,468	17.22
Vested	(96,786)	14.65	(51,146)	12.27
Forfeited	(9,572)	15.12	(1,080)	12.27
Nonvested at December 31, 2022	351,310	$16.30	344,908	$15.02

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation expense for restricted stock units of $1.5 million, $731,000 and $43,000, respectively.

As of December 31, 2022, there was $5.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 3.1 years.

Note 18: Profit Sharing Plan

The Company has a combined profit sharing 401(k) plan which provides that an annual contribution up to 100% of each participating employee’s total pay, may be contributed to the plan. Employees are eligible to participate after meeting certain eligibility requirements as defined in the plan and are allowed to make pre-tax contributions up to the maximum amount allowed by the Internal Revenue Service. The terms of the 401(k) plan require employer match contributions equal to 100% of the employee contributions up to 4% of pay. In addition, the terms of the plan allow for discretionary profit sharing contributions as determined by the Company and approved by the Board of Directors.

The employer match contributions for the 401(k) plan were $1.0 million, $804,000, and $743,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The total employer discretionary profit sharing contributions to the plan were $793,000, $636,000, and $533,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 19: Deferred Compensation Plan

In 2013, the Company implemented a deferred compensation plan for certain employees which allows the Company to make a discretionary contribution to the account of any employee designated as a participant in the plan based upon the participant’s performance for the calendar year. Company contributions to the plan vest on the fourth anniversary of the last day of the calendar year for which the contribution was made to the plan and accrue interest at a rate equal to the Bank’s return on average equity for the immediately preceding calendar year, or an alternative rate set by the Company’s board of directors. Distribution of amounts contributed under the plan, including accrued interest, is made in a lump sum cash payment within 75 days following the date such amounts become vested. As of December 31, 2022 and 2021, the Company had a liability of $1.8 million and $3.1 million, respectively, recorded on the consolidated balance sheets. There were no new contributions made to the plan during the years ended December 31, 2022 and 2021.

Note 20: Preferred Stock

On August 17, 2021, the Company announced the closing of its underwritten public offering of 2,400,000 depositary shares, each representing a 1/100th interest in a share of the Company’s 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, $0.01 par value per share (“Series A Preferred Stock”). On August 20, 2021, the underwriters of the offering exercised in full their option to purchase 360,000 additional depositary shares to cover over-allotments. As a result, the gross proceeds from the offering totaled $69.0 million. Dividends on the Series A Preferred Stock will be non-

cumulative and, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.875% per annum. The Series A Preferred Stock qualifies as additional Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the depositary shares, each representing a 1/100th ownership interest in our Series A Preferred Stock, after deducting $2.5 million of issuance costs, including the underwriting discount and professional service fees, were $66.5 million.

Note 21: Regulatory Capital

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of December 31, 2022 and 2021:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Company (Consolidated):
Total Risk-based Capital	$536,352	13.15%	$326,190	8.00%	$428,125	10.50%	N/A	N/A
Tier 1 Risk-based Capital	409,092	10.03	244,643	6.00	346,577	8.50	N/A	N/A
Common Equity Tier 1 Capital	342,578	8.40	183,482	4.50	285,417	7.00	N/A	N/A
Tier 1 Leverage Ratio	409,092	9.55	171,368	4.00	171,368	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$508,760	12.47%	$326,288	8.00%	$428,253	10.50%	$407,860	10.00%
Tier 1 Risk-based Capital	460,404	11.29	244,716	6.00	346,681	8.50	326,288	8.00
Common Equity Tier 1 Capital	460,404	11.29	183,537	4.50	285,502	7.00	265,109	6.50
Tier 1 Leverage Ratio	460,404	10.76	171,113	4.00	171,113	4.00	213,891	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Company (Consolidated):
Total Risk-based Capital	$499,554	15.55%	$256,966	8.00%	$337,268	10.50%	N/A	N/A
Tier 1 Risk-based Capital	367,161	11.43	192,725	6.00	273,027	8.50	N/A	N/A
Common Equity Tier 1 Capital	300,647	9.36	144,543	4.50	224,845	7.00	N/A	N/A
Tier 1 Leverage Ratio	367,161	10.82	135,723	4.00	135,723	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$415,848	12.94%	$257,005	8.00%	$337,319	10.50%	$321,256	10.00%
Tier 1 Risk-based Capital	375,688	11.69	192,754	6.00	273,068	8.50	257,005	8.00
Common Equity Tier 1 Capital	375,688	11.69	144,565	4.50	224,879	7.00	208,816	6.50
Tier 1 Leverage Ratio	375,688	11.09	135,508	4.00	135,508	4.00	169,386	5.00

The Company and the Bank must maintain a capital conservation buffer as defined by Basel III regulatory capital guidelines, in order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers.

As of December 31, 2022 and 2021, the capital ratios of the Company and the Bank were in excess of the quantitative capital ratio standards applicable on those dates. However, there can be no assurance that the Company and the Bank will continue to maintain such status in the future.

Note 22: Fair Value Measurement

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$2,580	$—	$—	$2,580
Municipal Bonds	—	131,354	—	131,354
Mortgage-Backed Securities	—	237,784	—	237,784
Corporate Securities	—	109,827	—	109,827
SBA Securities	—	20,877	—	20,877
Asset-Backed Securities	—	46,191	—	46,191
Interest Rate Caps	—	19,406	—	19,406
Interest Rate Swaps	—	18,717	—	18,717
Total Fair Value of Financial Assets	$2,580	$584,156	$—	$586,736
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$9,542	$—	$9,542
Total Fair Value of Financial Liabilities	$—	$9,542	$—	$9,542

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$754	$—	$—	$754
Municipal Bonds	—	158,369	—	158,369
Mortgage-Backed Securities	—	124,537	—	124,537
Corporate Securities	—	84,480	—	84,480
SBA Securities	—	30,370	—	30,370
Asset-Backed Securities	—	40,852	—	40,852
Interest Rate Caps	—	7,356	—	7,356
Interest Rate Swaps	—	2,358	—	2,358
Total Fair Value of Financial Assets	$754	$448,322	$—	$449,076
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$1,567	$—	$1,567
Total Fair Value of Financial Liabilities	$—	$1,567	$—	$1,567

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets for the periods ended December 31, 2022, 2021 and 2020:

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$96	$—	$71
Totals	$—	$96	$—	$71

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$9,360	$—	$625
Totals	$—	$9,360	$—	$625

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$80	$—	$50
Totals	$—	$80	$—	$50

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

The following tables present the carrying amounts and estimated fair values of financial instruments at December 31, 2022 and 2021:

	December 31, 2022
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$87,043	$87,043	$—	$—	$87,043
Bank-Owned Certificates of Deposit	1,181	—	1,173	—	1,173
Securities Available for Sale	548,613	2,580	546,033	—	548,613
FHLB Stock, at Cost	19,606	—	19,606	—	19,606
Loans, Net	3,512,157	—	3,314,190	—	3,314,190
Accrued Interest Receivable	13,479	—	13,479	—	13,479
Interest Rate Caps	19,406	—	19,406	—	19,406
Interest Rate Swaps	18,717	—	18,717	—	18,717

Financial Liabilities:
Deposits	$3,416,543	$—	$3,390,416	$—	$3,390,416
Federal Funds Purchased	287,000	—	287,000	—	287,000
Notes Payable	13,750		13,473	—	13,473
FHLB Advances	97,000	—	96,061	—	96,061
Subordinated Debentures	78,905	—	70,931	—	70,931
Accrued Interest Payable	2,831	—	2,831	—	2,831
Interest Rate Swaps	9,542	—	9,542	—	9,542

	December 31, 2021
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$143,473	$143,473	$—	$—	$143,473
Bank-Owned Certificates of Deposit	1,876	—	1,884	—	1,884
Securities Available for Sale	439,362	754	438,608	—	439,362
FHLB Stock, at Cost	5,242	—	5,242	—	5,242
Loans, Net	2,769,917	—	2,726,417	—	2,726,417
Accrued Interest Receivable	9,186	—	9,186	—	9,186
Interest Rate Caps	7,356	—	7,356	—	7,356
Interest Rate Swaps	2,358	—	2,358	—	2,358

Financial Liabilities:
Deposits	$2,946,237	$—	$2,931,215	$—	$2,931,215
FHLB Advances	42,500	—	42,515	—	42,515
Subordinated Debentures	92,239	—	97,700	—	97,700
Accrued Interest Payable	1,409	—	1,409	—	1,409
Interest Rate Swaps	1,567	—	1,567	—	1,567

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at December 31, 2022 and 2021.

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

Note 23: Revenue Recognition

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

Note 24: Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2022
Net Unrealized Loss on Available for Sale Securities	$(56,914)	$15,649	$(41,265)
Less: Reclassification Adjustment for Net Gains Included in Net Income	(82)	23	(59)
Total Unrealized Loss	(56,996)	15,672	(41,324)

Net Unrealized Gain on Cash Flow Hedge	20,430	(6,048)	14,382
Less: Reclassification Adjustment for Gains Included in Net Income	(8)	2	(6)
Total Unrealized Gain	20,422	(6,046)	14,376

Other Comprehensive Loss	$(36,574)	$9,626	$(26,948)

Year Ended December 31, 2021
Net Unrealized Loss on Available for Sale Securities	$(1,689)	$355	$(1,334)
Less: Reclassification Adjustment for Net Gains Included in Net Income	(750)	157	(593)
Total Unrealized Loss	(2,439)	512	(1,927)

Net Unrealized Gain on Cash Flow Hedge	3,991	(838)	3,153
Less: Reclassification Adjustment for Losses Included in Net Income	1,520	(319)	1,201
Total Unrealized Gain	5,511	(1,157)	4,354

Other Comprehensive Gain	$3,072	$(645)	$2,427

Year Ended December 31, 2020
Net Unrealized Gain on Available for Sale Securities	$6,394	$(1,343)	$5,051
Less: Reclassification Adjustment for Net Gains Included in Net Income	(1,503)	316	(1,187)
Total Unrealized Gain	4,891	(1,027)	3,864

Net Unrealized Loss on Cash Flow Hedge	(3,185)	669	(2,516)
Less: Reclassification Adjustment for Losses Included in Net Income	579	(122)	457
Total Unrealized Loss	(2,606)	547	(2,059)

Other Comprehensive Gain	$2,285	$(480)	$1,805

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2022, 2021 and 2020:

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Year Ended December 31, 2022
Balance at Beginning of Year	$7,200	$1,806	$9,006
Other Comprehensive Income (Loss) Before Reclassifications	(41,265)	14,382	(26,883)
Amounts Reclassified from Accumulated Other Comprehensive Income	(59)	(6)	(65)
Net Other Comprehensive Income (Loss) During Period	(41,324)	14,376	(26,948)
Balance at End of Year	$(34,124)	$16,182	$(17,942)

Year Ended December 31, 2021
Balance at Beginning of Year	$9,127	$(2,548)	$6,579
Other Comprehensive Income (Loss) Before Reclassifications	(1,334)	3,153	1,819
Amounts Reclassified from Accumulated Other Comprehensive Income	(593)	1,201	608
Net Other Comprehensive Income (Loss) During Period	(1,927)	4,354	2,427
Balance at End of Year	$7,200	$1,806	$9,006

Year Ended December 31, 2020
Balance at Beginning of Year	$5,263	$(489)	$4,774
Other Comprehensive Income (Loss) Before Reclassifications	5,051	(2,516)	2,535
Amounts Reclassified from Accumulated Other Comprehensive Income	(1,187)	457	(730)
Net Other Comprehensive Income (Loss) During Period	3,864	(2,059)	1,805
Balance at End of Year	$9,127	$(2,548)	$6,579

Note 25: Parent Company Financial Information

The following information presents the condensed balance sheets of the Company as of December 31, 2022 and 2021, and the condensed statements of income and cash flows of the Company for the years ended December 31, 2022, 2021 and 2020:

Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2022	2021
ASSETS
Cash and Cash Equivalents	$37,414	$80,551
Investment in Subsidiaries	447,931	390,196
Premises and Equipment, Net	844	753
Other Assets	3,180	1,556
Total Assets	$489,369	$473,056
LIABILITIES AND EQUITY
LIABILITIES
Notes Payable	$13,750	$—
Subordinated Debentures, Net of Issuance Costs	78,905	92,239
Accrued Interest Payable	452	841
Other Liabilities	2,198	704
Total Liabilities	95,305	93,784
SHAREHOLDERS’ EQUITY
Preferred Stock—$0.01 par value
Preferred Stock—Authorized 10,000,000	66,514	66,514
Common Stock—$0.01 par value
Voting Common Stock—Authorized 75,000,000	278	282
Additional Paid‑In Capital	96,529	104,123
Retained Earnings	248,685	199,347
Accumulated Other Comprehensive Income (Loss)	(17,942)	9,006
Total Shareholders’ Equity	394,064	379,272
Total Liabilities and Shareholders' Equity	$489,369	$473,056

Condensed Statements of Income

	December 31,	December 31,	December 31,
(dollars in thousands)	2022	2021	2020
INCOME
Dividend Income	$1,585	$1,350	$1,300
Interest Income	—	—	19
Other Income	129	117	179
Total Income	1,714	1,467	1,498
EXPENSE
Interest Expense	4,890	4,691	3,547
Other Expenses	1,570	1,972	1,412
Total Interest Expense	6,460	6,663	4,959
LOSS BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS	(4,746)	(5,196)	(3,461)
Income Tax Benefit	1,792	1,847	1,323
LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS	(2,954)	(3,349)	(2,138)
Equity in Undistributed Earnings	56,346	49,036	29,332
NET INCOME	$53,392	$45,687	$27,194

Condensed Statements of Cash Flows

	December 31,	December 31,	December 31,
(dollars in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$53,392	$45,687	$27,194
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Equity in Undistributed Earnings of Subsidiaries	(56,346)	(49,036)	(29,332)
Changes in Other Assets and Liabilities	(193)	634	234
Net Cash Used by Operating Activities	(3,147)	(2,715)	(1,904)
CASH FLOWS FROM INVESTING ACTIVITIES
Net (Increase) Decrease in Loans	—	—	742
Investment in Subsidiaries	(25,000)	(25,000)	(25,000)
Net Cash Used in Investing Activities	(25,000)	(25,000)	(24,258)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Notes Payable	—	(11,000)	(2,000)
Proceeds from Notes Payable	13,750	—	—
Proceeds from Issuance of Subordinated Debt	—	29,309	48,783
Redemption of Subordinated Debt	(13,750)	(11,250)	—
Stock Options Exercised	577	724	317
Stock Repurchases	(11,513)	(2,740)	(10,373)
Issuance of Preferred Stock	—	66,514	—
Preferred Stock Dividends Paid	(4,054)	(1,171)	—
Net Cash Provided (Used) by Financing Activities	(14,990)	70,386	36,727
NET CHANGE IN CASH AND CASH EQUIVALENTS	(43,137)	42,671	10,565
Cash and Cash Equivalents Beginning	80,551	37,880	27,315
Cash and Cash Equivalents Ending	$37,414	$80,551	$37,880

Note 26: Subsequent Events

On January 24, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on the Series A Preferred Stock, payable on March 1, 2023, to shareholders of record on the Series A Preferred Stock at the close of business on February 15, 2023.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of December 31, 2022, the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2022 based on the specified criteria.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item is set forth under the headings “Proposal 1 – Election of Directors,” “Security Ownership of Certain Beneficial Owners,” and “Corporate Governance and the Board of Directors” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2023, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this item is set forth under the headings “Executive Compensation,” “Corporate Governance and the Board of Directors – Director Compensation,” and “Corporate Governance and the Board of Directors – Compensation Committee Interlocks and Insider Participation” appearing in the Company's definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2023, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table presents the number of outstanding options, warrants and rights granted to participants by the Company under its equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2022. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in “Note 17 – Stock Options and Restricted Stock” to the Consolidated Financial Statements for the year ending December 31, 2022.

(c)
Number of
securities
	(a)		remaining
	Number of	(b)	available for
	securities to be	Weighted-	future issuance
	issued upon	average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))
Equity compensation plans approved by shareholders (1)	2,264,754	$9.35	276,063
Equity compensation plans not approved by shareholders	—	—	—
Total	2,264,754	$9.35	276,063
(1)	Column (a) includes outstanding stock options granted under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan, the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan, the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan and the Bridgewater Bancshares, Inc. 2005 Combined Incentive and Non-Statutory Stock Option Plan. This column also includes unvested restricted stock units granted under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan. Restricted stock units are not reflected in Column (b) as they do not include an exercise price. Column (c) includes 44,700 and 231,363 shares remaining available for future issuance under the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan and the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan, respectively, as of December 31, 2022.

The information required pursuant to Item 403 of Regulation S-K can be found under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement on Form DEF 14A for our Annual Meeting of Shareholders to be held on April 25, 2023, which will be filed with the SEC within 120 days of the Company’s fiscal year end, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2023, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this item is set forth under the heading “Proposal 5 – Ratification of the Appointment of RSM US LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2023, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

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

10.27	Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Jerry Baack†
10.28	Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Mary Jayne Crocker†
10.29	Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Joseph Chybowski†
10.30	Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Jeffrey Shellberg†
10.31	Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Nicholas Place†

10.32

Second Amendment to Loan and Security Agreement, dated September 1, 2022, by and between Bridgewater Bancshares, Inc. and ServisFirst Bank (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on September 1, 2022)

10.33

Amended and Restated Revolving Note, dated September 1, 2022, made by Bridgewater Bancshares, Inc. to and in favor of ServisFirst Bank (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on September 1, 2022)

16.1	Letter of CliftonLarsonAllen LLP, dated December 22, 2022 (incorporated herein by reference to Exhibit 16.1 on Form 8-K filed on December 22, 2022)

21.1	Subsidiaries of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 21.1 filed with the Form S-1 on February 16, 2018)
23.1	Consent of CliftonLarsonAllen LLP
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

Bridgewater Bancshares, Inc.

Date: March 7, 2023	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry J. Baack	Chairman, Chief Executive	March 7, 2023
Jerry J. Baack	Officer and President (Principal Executive Officer)

/s/ Joe M. Chybowski	Chief Financial Officer	March 7, 2023
Joe M. Chybowski	(Principal Financial and Accounting Officer)

/s/ Lisa M. Brezonik	Director	March 7, 2023
Lisa M. Brezonik

/s/ James S. Johnson	Director	March 7, 2023
James S. Johnson

/s/ David B. Juran	Director	March 7, 2023
David B. Juran

/s/ Mohammed Lawal	Director	March 7, 2023
Mohammed Lawal

/s/ Douglas J. Parish	Director	March 7, 2023
Douglas J. Parish

/s/ Jeffrey D. Shellberg	Director, Secretary, Executive	March 7, 2023
Jeffrey D. Shellberg	Vice President and
Chief Credit Officer

/s/ Thomas P. Trutna	Director	March 7, 2023
Thomas P. Trutna

/s/ Todd B. Urness	Director	March 7, 2023
Todd B. Urness

/s/ David J. Volk	Director	March 7, 2023
David J. Volk