Form 10-Q
period 2023-03-31
Bridgewater Bancshares Inc
filed 2023-05-04
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the Common Stock outstanding as of May 2, 2023 was 27,934,731.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$209,192	$87,043
Bank-Owned Certificates of Deposit	1,225	1,181
Securities Available for Sale, at Fair Value	559,430	548,613
Loans, Net of Allowance for Credit Losses of $50,148 at March 31, 2023 (unaudited) and $47,996 at December 31, 2022	3,625,477	3,512,157
Federal Home Loan Bank (FHLB) Stock, at Cost	28,632	19,606
Premises and Equipment, Net	47,801	48,445
Foreclosed Assets	116	—
Accrued Interest	13,377	13,479
Goodwill	2,626	2,626
Other Intangible Assets, Net	240	288
Bank-Owned Life Insurance	33,719	33,485
Other Assets	81,064	78,739
Total Assets	$4,602,899	$4,345,662

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$742,198	$884,272
Interest Bearing	2,668,925	2,532,271
Total Deposits	3,411,123	3,416,543
Federal Funds Purchased	437,000	287,000
Notes Payable	13,750	13,750
FHLB Advances	197,000	97,000
Subordinated Debentures, Net of Issuance Costs	79,001	78,905
Accrued Interest Payable	3,257	2,831
Other Liabilities	59,762	55,569
Total Liabilities	4,200,893	3,951,598

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at March 31, 2023 (unaudited) and December 31, 2022	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,845,244 at March 31, 2023 (unaudited) and 27,751,950 at December 31, 2022	278	278
Additional Paid-In Capital	97,716	96,529
Retained Earnings	255,394	248,685
Accumulated Other Comprehensive Loss	(17,896)	(17,942)
Total Shareholders' Equity	402,006	394,064
Total Liabilities and Equity	$4,602,899	$4,345,662

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2023	2022
INTEREST INCOME
Loans, Including Fees	$44,955	$31,744
Investment Securities	6,218	2,870
Other	819	80
Total Interest Income	51,992	34,694

INTEREST EXPENSE
Deposits	16,374	3,158
Notes Payable	263	—
FHLB Advances	861	150
Subordinated Debentures	983	1,197
Federal Funds Purchased	4,944	9
Total Interest Expense	23,425	4,514

NET INTEREST INCOME	28,567	30,180
Provision for Credit Losses	625	1,675

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	27,942	28,505

NONINTEREST INCOME
Customer Service Fees	349	281
Net Loss on Sales of Available for Sale Securities	(56)	—
Other Income	1,650	1,276
Total Noninterest Income	1,943	1,557

NONINTEREST EXPENSE
Salaries and Employee Benefits	8,815	8,694
Occupancy and Equipment	1,209	1,085
Other Expense	4,159	3,729
Total Noninterest Expense	14,183	13,508

INCOME BEFORE INCOME TAXES	15,702	16,554
Provision for Income Taxes	4,060	4,292
NET INCOME	$11,642	$12,262
Preferred Stock Dividends	(1,013)	(1,013)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$10,629	$11,249

EARNINGS PER SHARE
Basic	$0.38	$0.40
Diluted	$0.37	$0.39

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net Income	$11,642	$12,262
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	5,243	(23,013)
Unrealized Gains (Losses) on Cash Flow Hedges	(4,169)	9,029
Reclassification Adjustment for (Gains) Losses Realized in Income	(1,011)	423
Income Tax Impact	(17)	2,848
Total Other Comprehensive Income (Loss), Net of Tax	46	(10,713)
Comprehensive Income	$11,688	$1,549

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2023 and 2022

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2021	$66,514	28,206,566	$282	$104,123	$199,347	$9,006	$379,272
Stock-based Compensation	—	4,656	—	831	—	—	831
Comprehensive Income (Loss)	—	—	—	—	12,262	(10,713)	1,549
Stock Options Exercised	—	10,000	—	21	—	—	21
Stock Repurchases	—	(71,038)	—	(1,203)	—	—	(1,203)
Forfeiture of Restricted Stock Awards	—	(400)	—	(1)	—	—	(1)
Vested Restricted Stock Units	—	1,500	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(895)	—	(15)	—	—	(15)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE March 31, 2022	$66,514	28,150,389	$282	$103,756	$210,596	$(1,707)	$379,441

BALANCE December 31, 2022	$66,514	27,751,950	$278	$96,529	$248,685	$(17,942)	$394,064
Cumulative Effect of Change in Accounting Principal, Net of Tax	—	—	—	—	(3,920)	—	(3,920)
Balance as of January 1, 2023, as Adjusted for Change in Accounting Principal	66,514	27,751,950	278	96,529	244,765	(17,942)	390,144
Stock-based Compensation	—	10,608	—	941	—	—	941
Comprehensive Income	—	—	—	—	11,642	46	11,688
Stock Options Exercised	—	82,000	—	261	—	—	261
Vested Restricted Stock Units	—	1,625	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(939)	—	(15)	—	—	(15)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE March 31, 2023	$66,514	27,845,244	$278	$97,716	$255,394	$(17,896)	$402,006

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,642	$12,262
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	101	681
Net Loss on Sales of Securities Available for Sale	56	—
Provision for Credit Losses on Loans	1,500	1,675
Provision (Credit) for Off-Balance Sheet Exposures	(875)	—
Depreciation of Premises and Equipment	651	628
Amortization of Other Intangible Assets	48	48
Amortization of Right-of use asset	125	—
Amortization of Subordinated Debt Issuance Costs	96	110
Stock-based Compensation	941	831
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(6,369)	(1,377)
Accrued Interest Payable and Other Liabilities	(118)	16,423
Net Cash Provided by Operating Activities	7,798	31,281

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-Owned Certificates of Deposit	(44)	737
Proceeds from Sales of Securities Available for Sale	19,959	—
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	7,055	8,531
Purchases of Securities Available for Sale	(32,689)	(51,449)
Net Increase in Loans	(114,711)	(168,968)
Net Increase in FHLB Stock	(9,026)	(1,604)
Purchases of Premises and Equipment	(7)	(277)
Net Cash Used in Investing Activities	(129,463)	(213,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Increase) Decrease in Deposits	(5,420)	89,374
Net Increase in Federal Funds Purchased	150,000	23,000
Proceeds from FHLB Advances	155,500	—
Principal Payments on FHLB Advances	(55,500)	—
Preferred Stock Dividends Paid	(1,013)	(1,013)
Stock Options Exercised	261	21
Stock Repurchases	—	(1,203)
Forfeiture of Restricted Stock Awards	—	(1)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(14)	(15)
Net Cash Provided by Financing Activities	243,814	110,163

NET CHANGE IN CASH AND CASH EQUIVALENTS	122,149	(71,586)
Cash and Cash Equivalents Beginning	87,043	143,473
Cash and Cash Equivalents Ending	$209,192	$71,887

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$22,903	$4,238
Cash Paid for Income Taxes	39	40
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net Investment Securities Purchased but Not Settled	$—	$503

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1: Description of the Business and Summary of Significant Accounting Policies

Organization

Bridgewater Bancshares, Inc. (the “Company”) is a financial holding company whose operations consist of the ownership of its wholly-owned subsidiaries, Bridgewater Bank (the “Bank”) and Bridgewater Risk Management, Inc. The Bank commenced operations in 2005 and provides retail and commercial loan and deposit services, principally to customers within the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area. In 2008, the Bank formed BWB Holdings, LLC, a wholly-owned subsidiary of the Bank, for the purpose of holding repossessed property. In 2018, the Bank formed Bridgewater Investment Management, Inc., a wholly-owned subsidiary of the Bank, for the purpose of holding certain municipal securities and to engage in municipal lending activities.

Bridgewater Risk Management, Inc. was incorporated in December 2016 as a wholly-owned insurance company. It insures the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Bridgewater Risk Management pools resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2023.

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

Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses, calculation of deferred tax assets, fair value of financial instruments, and investment securities impairment.

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

Allowance for Credit Losses

Securities Available for Sale

For any securities classified as available for sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or if it is more likely than not it will be required to sell the security, before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is written down to fair value through income with the establishment of an allowance. For securities that do not meet the aforementioned criteria, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration. In making this assessment, management considers the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security, among other factors. If the assessment indicates that a credit loss exists, an allowance for credit losses, or ACL, is recorded for the amount by which the amortized cost basis of the security exceeds the present value of cash flows expected to be collected, limited by the amount by which the amortized cost exceeds fair value. Any impairment not recognized in the allowance for credit losses is recognized in other comprehensive income.

Changes in the ACL on securities are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on securities available for sale is excluded from the estimate of credit losses.

Loans

The ACL on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on loans over their contractual life. The contractual term does not consider extensions, renewals or modifications. Loans are charged off against the ACL on loans when management believes the uncollectibility of a loan balance has been confirmed. Recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off. Subsequent recoveries, if any, are credited to the ACL on loans.

The ACL on loans is measured on a collective or pooled basis when similar risk characteristics exist. The Company’s pooling method is primarily based on loan purpose and collateral type and generally follows the Company’s loan segmentation for regulatory reporting. The Company has identified the following pools of loans with similar risk characteristics for measuring the ACL on loans:

Commercial: Commercial loans generally are loans to sole proprietorships, partnerships, corporations, and other business enterprises to finance working capital, capital investment, or for other business related purposes. Collateral generally consists of pledges of business assets or interests, including but not limited to accounts receivable, inventory, plant and equipment, and real estate interests, if applicable. The primary repayment sources for commercial loans are the cash flow of the operating businesses which can be adversely affected by company, industry and economic business cycles. Commercial loans may be secured or unsecured.

Paycheck Protection Program (PPP): PPP loans are loans to businesses, sole proprietorships, independent contractors and self-employed individuals who met certain criteria and eligibility requirements through a loan program established by the CARES Act and administered through the Small Business Administration, or SBA. In 2021, the PPP loan program ended and the Company is no longer originating loans under this program. Credit risk in these loans is limited due to a full guarantee by the U.S. Government.

Construction and Land Development: Construction and land development loans are generally loans to finance land development or the construction of industrial, commercial, or multifamily buildings. Construction loans can include construction of new structures, additions or alterations to existing structures, or the demolition of existing structures to make way for new structures. Construction loans are generally secured by real estate. The primary risk characteristics are specific to the uncertainty on whether the construction will be completed according to the specifications and schedules and the reliance on the sale of the completed project as the primary repayment source for the loan. Factors that may influence the completion of construction may be customer specific, such as the quality and depth of property management, or related to changes in general economic conditions. Trends in the commercial and residential construction industries can significantly impact the credit quality of these loans due to supply and demand imbalances. In addition, fluctuations in real estate values can significantly impact the credit quality of these loans, as property values may determine the economic viability of construction projects and adversely impact the value of the collateral securing the loan.

1-4 Family Construction: 1-4 family construction loans are generally loans to finance the construction of new structures, additions or alterations to existing structures, or the demolition of existing structures to make way for new structures. Construction loans are generally secured by real estate. The primary risk characteristics are specific to the uncertainty on whether the construction will be completed according to the specifications and schedules. Factors that may influence the completion of construction may be customer specific or related to changes in general economic conditions.

1-4 Family Mortgage: 1-4 family mortgage loans are generally loans to finance loans on owner occupied and nonowner occupied properties. 1-4 family mortgage loans are secured by first or second liens on the property. The degree of risk in residential mortgage lending involving owner occupied properties depends primarily on the borrower’s ability to repay and the loan amount in relation to collateral value. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrower’s capacity to repay their obligations may be deteriorating. 1-4 family mortgage loans includes credits to finance nonowner occupied properties used as rentals. These loans can involve additional risks as the borrower’s ability to repay is based on the net operating income from the property which can be impacted by occupancy levels, rental rates, and operating expenses. Declines in net operating income can negatively impact the value of the property which increases the credit risk in the event of default.

Multifamily: Multifamily loans are loans to finance multifamily properties. The primary source of repayment for multifamily loans is the cash flows of the underlying property. The primary risk characteristics include increases in vacancy rates, overbuilt supply, interest rates or changes in general economic conditions. Economic factors such as unemployment, wage growth and home affordability can impact vacancy rates and property cash flow.

Commercial Real Estate (CRE) Owner Occupied: Owner occupied commercial real estate loans are properties that are owned and operated by the borrower and the primary source for repayment is the cash flow from the ongoing operations and activities conducted by the borrower’s business. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and positive cash flow. Also, certain types of businesses also may require specialized facilities that can increase costs and may not be economically feasible to an alternative user, which could adversely impact the market value of the collateral. Factors that may influence a borrower's ability to repay their loan include demand for the business’ products or services, the quality and depth of management, the degree of competition, regulatory changes, and general economic conditions.

Commercial Real Estate (CRE) Nonowner Occupied: Nonowner occupied commercial real estate loans are investment properties and the primary source for repayment of the loan is derived from rental income associated with the property or proceeds of the sale of the property. Nonowner occupied commercial real estate loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, commercial/retail office space, industrial/warehouse space, hotels, assisted living facilities and other specific use properties.  The primary risk characteristics include impacts of overall leasing rates, absorption timelines, levels of vacancy rates and operating expenses, and general economic conditions. Banks that are concentrated in commercial real estate lending are subject to additional regulatory scrutiny and must employ enhanced risk management practices.

Consumer and Other: Consumer and other loans generally include personal lines of credit and amortizing loans made to qualified individuals for various purposes such as auto loans, debt consolidation loans, personal expense loans or overdraft protection.  The primary risk characteristics associated with consumer and other loans typically include major changes to the borrower’s financial or personal circumstances, including unemployment or other loss of income, unexpected significant expenses, such as for major medical expenses, catastrophic events, divorce or death.

Management assesses the adequacy of the ACL on loans on a quarterly basis. Management estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company uses the weighted-average remaining maturity, or WARM method as the basis for estimating expected credit losses. The WARM method uses a historical average annual charge off rate. This average annual charge off rate contains loss content over a historical lookback period and is used as a foundation for estimating the ACL on loans for the remaining outstanding balances of loans by segment at the balance sheet date.  The average annual charge off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge off rate.  The calculation of the unadjusted historical charge off rate is then adjusted for current conditions and for reasonable and supportable forecast periods through qualitative factors prior to being applied to the current balance of the loan segments. Accrued interest receivable on loans available for sale is excluded from the estimate of credit losses.

Forecast adjustments to the historical loss rate are based on a forecast of the U.S. national unemployment rate, a forecast of the difference between the 10-year and 3-month treasury rates, and the most recent available BBB rated corporate bond spreads to U.S. Treasury securities, or BBB Spread. The forecast overlay adjustment for the reasonable and supportable forecast assumes an immediate reversion after a one-year forecast period to historical loss rates for the remaining life of the respective loan segment.

Qualitative factors are used to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in the historic loss factors. Each qualitative loss factor, for each loan segment within the portfolio, incorporates consideration for a minimum to maximum range for loss factors. These qualitative factor adjustments may increase or decrease the Company’s estimate of expected credit losses and are applied to each loan segment. The qualitative factors applied to each loan segment include changes in lending policies and procedures, general economic and business conditions, the nature, volume and terms of loans, the experience, depth and ability of lending staff, the quality of the loan review function, the value of underlying collateral, competition, legal and regulatory factors, the volume and severity of watchlist and past due loans, and the level of concentrations.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the pooled evaluation and typically represent collateral dependent loans but may also include other nonperforming loans or modifications. The Company has elected to use the practical expedient to measure individually evaluated loans as collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral. The credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale of the collateral.

Management may also adjust its assumptions to account for differences between expected and actual losses from period to period. The variability of management’s assumptions could alter the ACL on loans materially and impact future results of operations and financial condition. The loss estimation models and methods used to determine the allowance for credit losses are continually refined and enhanced.

Off-Balance Sheet Credit Exposures

The Company maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments, financial guarantees, and letters of credit, which is included in other liabilities on the consolidated balance sheet, unless the obligation is unconditionally cancellable. The ACL on off-balance sheet credit exposures is adjusted as a provision for (or reversal of) credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated life of such commitments. The allowance is calculated using the same aggregate reserve rates calculated for the funded portion of the loan segment and applied to the amount of commitments expected to fund.

Impact of Recently Adopted Accounting Guidance

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” as amended, which replaces the incurred loss methodology with an expected loss methodology that is commonly referred to as the current expected credit loss, or CECL, methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $3.9 million as of January 1, 2023 for the cumulative effect of adopting CECL. The transition adjustment included a $650,000 impact due to the increase in ACL related to loans, a $4.8 million impact due the establishment of the allowance for off-balance sheet credit exposures, and a $1.6 million impact on deferred taxes.

The following table presents the impact of adopting CECL:

	January 1, 2023	Impact of	As Reported
(dollars in thousands)	Pre-CECL Adoption	CECL Adoption	Under CECL
Assets:
Loans
Commercial	$6,500	$(1,157)	$5,343
Paycheck Protection Program	1	(1)	—
Construction and Land Development	3,911	(1,070)	2,841
1-4 Family Construction	845	(235)	610
Real Estate Mortgage:
1-4 Family Mortgage	4,325	(1,778)	2,547
Multifamily	17,459	3,318	20,777
CRE Owner Occupied	1,965	(943)	1,022
CRE Nonowner Occupied	12,576	2,869	15,445
Consumer and Other	151	(90)	61
Unallocated	263	(263)	—
Allowance for Credit Losses on Loans	$47,996	$650	$48,646

Liabilities:
Allowance for Credit Losses on Off-balance Sheet Credit Exposures	$360	$4,850	$5,210

In March 2022, the Company issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU updates guidance in Topic 326 to eliminate the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current period gross write offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivables by year of origination. The Company adopted this standard during the first quarter of 2023 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Impact of Recently Issued Accounting Guidance

In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB issued guidance clarifies the accounting for leasehold improvements associated with common control leases, by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023 and are not expected to have a material impact on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU No. 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Company is assessing ASU 2023-02 and its impact on its accounting and disclosures.

Subsequent Events

Subsequent events have been evaluated through May 4, 2023, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of stock compensation. For the three months ended March 31, 2023, stock options, restricted stock awards and restricted stock units of approximately 621,994 shares were excluded from the calculation because they were deemed to be anti-dilutive. For the three months ended March 31, 2022, stock options, restricted stock awards and restricted stock units of approximately 305,000 shares were excluded from the calculation because their effect would have been anti-dilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2023	2022
Net Income Available to Common Shareholders	$10,629	$11,249
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,726,894	28,123,809
Dilutive Effect of Stock Compensation	763,152	1,032,276
Weighted Average Common Stock Outstanding (Dilutive)	28,490,046	29,156,085

Basic Earnings per Common Share	$0.38	$0.40
Diluted Earnings per Common Share	0.37	0.39

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at March 31, 2023 and December 31, 2022:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$2,762	$4	$(27)	$2,739
Municipal Bonds	146,810	5	(20,217)	126,598
Mortgage-Backed Securities	240,517	2,376	(15,655)	227,238
Corporate Securities	127,170	42	(9,317)	117,895
SBA Securities	30,331	605	(137)	30,799
Asset-Backed Securities	54,424	234	(497)	54,161
Total Securities Available for Sale	$602,014	$3,266	$(45,850)	$559,430

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$2,621	$—	$(41)	$2,580
Municipal Bonds	156,506	62	(25,214)	131,354
Mortgage-Backed Securities	252,919	2,465	(17,600)	237,784
Corporate Securities	116,871	45	(7,089)	109,827
SBA Securities	20,957	79	(159)	20,877
Asset-Backed Securities	46,623	188	(620)	46,191
Total Securities Available for Sale	$596,497	$2,839	$(50,723)	$548,613

Securities with a carrying value of $234.5 million at March 31, 2023 were pledged to secure borrowing capacity at the Federal Reserve Discount Window. The securities portfolio was unencumbered as of December 31, 2022.

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022:

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2023
U.S. Treasury Securities	5	$2,762	$(27)	$—	$—	$2,762	$(27)
Municipal Bonds	212	22,283	(758)	101,927	(19,459)	124,210	(20,217)
Mortgage-Backed Securities	124	60,388	(2,220)	103,245	(13,435)	163,633	(15,655)
Corporate Securities	106	82,071	(4,981)	31,507	(4,336)	113,578	(9,317)
SBA Securities	48	1,964	(6)	8,826	(131)	10,790	(137)
Asset-Backed Securities	25	26,662	(246)	11,182	(251)	37,844	(497)
Total Securities Available for Sale	520	$196,130	$(8,238)	$256,687	$(37,612)	$452,817	$(45,850)

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2022
U.S. Treasury Securities	6	$2,330	$(41)	$—	$—	$2,330	$(41)
Municipal Bonds	225	59,912	(5,321)	69,424	(19,893)	129,336	(25,214)
Mortgage-Backed Securities	130	123,224	(5,427)	62,882	(12,173)	186,106	(17,600)
Corporate Securities	100	88,486	(5,121)	17,054	(1,968)	105,540	(7,089)
SBA Securities	49	2,498	(6)	9,750	(153)	12,248	(159)
Asset-Backed Securities	20	21,919	(396)	6,186	(224)	28,105	(620)
Total Securities Available for Sale	530	$298,369	$(16,312)	$165,296	$(34,411)	$463,665	$(50,723)

Beginning January 1, 2023, the Company evaluates all securities quarterly to determine if any securities in a loss position require an allowance for credit losses on securities in accordance with ASC 326 - Measurement of Credit Losses on Financial Instruments.

At March 31, 2023, 520 debt securities had unrealized losses with aggregate depreciation of approximately 9.2% from the Company’s amortized cost basis. These unrealized losses have not been recognized into income because management does not intend to sell these securities, and it is not more likely than not it will be required to sell the securities before recovery of its amortized cost basis. Furthermore, the unrealized losses are due to changes in interest rates and other market conditions and were not reflective of credit events. To make this determination, consideration is given to such factors as the credit rating of the issuer, level of credit enhancement, changes in credit ratings, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. As of March 31, 2023, there was no allowance for credit losses carried on the Company’s securities portfolio.

Accrued interest receivable on securities, which is recorded within accrued interest on the balance sheet, totaled $3.9 million at March 31, 2023 and is excluded from the estimate of credit losses.

At December 31, 2022, 530 debt securities had unrealized losses with aggregate depreciation of approximately 9.9% from the Company’s amortized cost basis. For periods prior to the adoption of ASC 326, management conducted a quarterly review and evaluation of its securities for other than temporary impairment. In analyzing whether unrealized losses on debt securities were other than temporary, management considered the length of time and the extent to which the fair value was less than amortized cost, whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, the quality of any underlying assets or credit enhancements, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. No declines were deemed to be other than temporary as of December 31, 2022.

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of March 31, 2023. Call date is used when a call of the debt security is expected, as determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
March 31, 2023
Due in One Year or Less	$5,331	$5,328
Due After One Year Through Five Years	34,902	33,134
Due After Five Years Through 10 Years	165,874	151,432
Due After 10 Years	70,635	57,338
Subtotal	276,742	247,232
Mortgage-Backed Securities	240,517	227,238
SBA Securities	30,331	30,799
Asset-Backed Securities	54,424	54,161
Totals	$602,014	$559,430

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Proceeds From Sales of Securities	$19,959	$—
Gross Gains on Sales	197	—
Gross Losses on Sales	(253)	—

Note 4: Loans and Allowance for Credit Losses

The following table presents the components of the loan portfolio at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Commercial	$454,193	$435,344
Paycheck Protection Program	963	1,049
Construction and Land Development	312,277	295,554
1-4 Family Construction	85,797	70,242
Real Estate Mortgage:
1-4 Family Mortgage	380,210	355,474
Multifamily	1,320,081	1,306,738
CRE Owner Occupied	158,650	149,905
CRE Nonowner Occupied	962,671	947,008
Total Real Estate Mortgage Loans	2,821,612	2,759,125
Consumer and Other	9,518	8,132
Total Loans, Gross	3,684,360	3,569,446
Allowance for Credit Losses	(50,148)	(47,996)
Net Deferred Loan Fees	(8,735)	(9,293)
Total Loans, Net	$3,625,477	$3,512,157

The following tables present the aging in past due loans and nonaccrual status, with and without an ACL, by loan segment as of March 31, 2023 and December 31, 2022:

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
March 31, 2023
Commercial	$454,092	$21	$—	$80	$—	$454,193
Paycheck Protection Program	963	—	—	—	—	963
Construction and Land Development	312,177	—	—	—	100	312,277
1-4 Family Construction	85,797	—	—	—	—	85,797
Real Estate Mortgage:
1-4 Family Mortgage	380,210	—	—	—	—	380,210
Multifamily	1,320,081	—	—	—	—	1,320,081
CRE Owner Occupied	158,137	—	—	—	513	158,650
CRE Nonowner Occupied	962,671	—	—	—	—	962,671
Consumer and Other	9,518	—	—	—	—	9,518
Totals	$3,683,646	$21	$—	$80	$613	$3,684,360

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2022
Commercial	$435,274	$70	$—	$—	$—	$435,344
Paycheck Protection Program	1,049	—	—	—	—	1,049
Construction and Land Development	295,448	—	—	—	106	295,554
1-4 Family Construction	70,242	—	—	—	—	70,242
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	36,875	—	—	—	—	36,875
1st REM - 1-4 Family	50,945	—	—	—	—	50,945
LOCs and 2nd REM - Rentals	27,985	—	—	—	—	27,985
1st REM - Rentals	239,553	116	—	—	—	239,669
Multifamily	1,306,738	—	—	—	—	1,306,738
CRE Owner Occupied	149,372	—	—	—	533	149,905
CRE Nonowner Occupied	947,008	—	—	—	—	947,008
Consumer and Other	8,132	—	—	—	—	8,132
Totals	$3,568,621	$186	$—	$—	$639	$3,569,446

The Company aggregates loans into credit quality indicators based on relevant information about the ability of borrowers to service their debt by using internal reviews in which management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which the borrowers operate, and the fair values of collateral securing the loans. The Company analyzes all loans individually to assign a risk rating, grouped into five major categories defined as follows:

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

Loss: Loans classified as loss are considered uncollectible and charged-off immediately.

The following table presents loan balances classified by credit quality indicators by year of origination as of March 31, 2023:

	March 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$20,434	$141,709	$63,359	$31,087	$20,019	$6,641	$147,426	$430,675
Watch	47	646	45	—	9	1,963	2,347	5,057
Substandard	—	11,691	21	66	—	389	6,294	18,461
Total Commercial	20,481	154,046	63,425	31,153	20,028	8,993	156,067	454,193
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Paycheck Protection Program
Pass	—	—	963	—	—	—	—	963
Total Paycheck Protection Program	—	—	963	—	—	—	—	963
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Construction and Land Development
Pass	13,589	194,575	85,571	5,166	—	100	12,464	311,465
Watch	—	712	—	—	—	—	—	712
Substandard	—	100	—	—	—	—	—	100
Total Construction and Land Development	13,589	195,387	85,571	5,166	—	100	12,464	312,277
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	27,981	29,023	2,983	334	—	—	25,476	85,797
Total 1-4 Family Construction	27,981	29,023	2,983	334	—	—	25,476	85,797
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:								—
1-4 Family Mortgage
Pass	22,416	120,225	90,879	60,390	20,349	9,169	55,835	379,263
Watch	—	—	—	—	—	675	—	675
Substandard	—	—	—	272	—	—	—	272
Total 1-4 Family Mortgage	22,416	120,225	90,879	60,662	20,349	9,844	55,835	380,210
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	81,837	394,113	471,328	268,142	42,593	49,458	9,354	1,316,825
Watch	—	—	3,256	—	—	—	—	3,256
Total Multifamily	81,837	394,113	474,584	268,142	42,593	49,458	9,354	1,320,081
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	17,315	55,530	46,010	21,238	5,309	10,764	880	157,046
Substandard	—	—	513	208	—	883	—	1,604
Total CRE Owner Occupied	17,315	55,530	46,523	21,446	5,309	11,647	880	158,650
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	35,112	332,177	301,390	94,350	86,666	71,948	7,333	928,976
Watch	—	12,387	5,487	—	—	—	—	17,874
Substandard	9,773	2,553	—	160	3,335	—	—	15,821
Total CRE Nonowner Occupied	44,885	347,117	306,877	94,510	90,001	71,948	7,333	962,671
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	166,453	916,985	918,863	444,760	158,252	142,897	73,402	2,821,612

Consumer and Other
Pass	2,600	498	16	1,588	45	—	4,771	9,518
Total Consumer and Other	2,600	498	16	1,588	45	—	4,771	9,518
Current Period Gross Write-offs	1	—	—	—	—	—	3	4
								—
Total Period Gross Write-offs	1	—	—	—	—	—	3	4
Total Loans	$231,104	$1,295,939	$1,071,821	$483,001	$178,325	$151,990	$272,180	$3,684,360

The following table presents the risk category of loans by loan segment as of December 31, 2022:

	December 31, 2022
(dollars in thousands)	Pass	Watch	Substandard	Total
Commercial	$406,192	$9,477	$19,675	$435,344
Paycheck Protection Program	1,049	—	—	1,049
Construction and Land Development	294,736	712	106	295,554
1-4 Family Construction	70,242	—	—	70,242
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	36,875	—	—	36,875
1st REM - 1-4 Family	50,271	674	—	50,945
LOCs and 2nd REM - Rentals	27,978	7	—	27,985
1st REM - Rentals	239,277	—	392	239,669
Multifamily	1,303,468	3,270	—	1,306,738
CRE Owner Occupied	148,268	—	1,637	149,905
CRE Nonowner Occupied	922,657	18,112	6,239	947,008
Consumer and Other	8,132	—	—	8,132
Totals	$3,509,145	$32,252	$28,049	$3,569,446

The following table presents the activity in the allowance for credit losses, by segment, for the three months ended March 31, 2023. On January 1, 2023, the Company adopted CECL, which added $650,000 to the total ACL. Under CECL, the Company recorded a $1.5 million provision for credit losses on loans during the three months ended March 31, 2023, compared to a $1.7 million provision for loan losses in the three months ended March 31, 2022, under the incurred loss method.

		Paycheck	Construction				CRE	CRE
		Protection	and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Three Months Ended March 31, 2023
Allowance for Credit Losses:
Beginning Balance, Prior to Adoption of CECL	$6,500	$1	$3,911	845	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996
Impact of Adopting CECL	(1,157)	(1)	(1,070)	(235)	(1,778)	3,318	(943)	2,869	(90)	(263)	650
Provision for Credit Losses	220	—	328	196	169	212	61	299	15	—	1,500
Loans Charged-off	—	—	—	—	—	—	—	—	(4)	—	(4)
Recoveries of Loans	3	—	—	—	1	—	—	—	2	—	6
Total Ending Allowance Balance	$5,566	$—	$3,169	$806	$2,717	$20,989	$1,083	$15,744	$74	$—	$50,148

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022, prepared using the previous GAAP incurred loss method prior to the adoption of CECL:

		Paycheck	Construction				CRE	CRE
		Protection	and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Three Months Ended March 31, 2022
Allowance for Loan Losses:
Beginning Balance	$6,256	$13	$3,139	618	$3,757	$12,610	$1,495	$11,335	$147	$650	$40,020
Provision for Loan Losses	(620)	(7)	568	(6)	125	1,473	100	328	38	(324)	1,675
Loans Charged-off	—	—	—	—	—	—	—	—	(15)	—	(15)
Recoveries of Loans	2	—	—	—	3	—	—	—	7	—	12
Total Ending Allowance Balance	$5,638	$6	$3,707	$612	$3,885	$14,083	$1,595	$11,663	$177	$326	$41,692

The following tables present the balance in the allowance for credit losses and the recorded investment in loans, by segment, based on impairment method as of March 31, 2023 and December 31, 2022:

		Paycheck	Construction				CRE	CRE
		Protection	and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
ACL at March 31, 2023
Individually Evaluated for Impairment	$76	$—	$—	$—	$—	$—	$—	$—	$—	$—	$76
Collectively Evaluated for Impairment	5,490	—	3,169	806	2,717	20,989	1,083	15,744	74	—	50,072
Totals	$5,566	$—	$3,169	$806	$2,717	$20,989	$1,083	$15,744	$74	$—	$50,148

ALL at December 31, 2022
Individually Evaluated for Impairment	$71	$—	$—	$—	$—	$—	$—	$—	$—	$—	$71
Collectively Evaluated for Impairment	6,429	1	3,911	845	4,325	17,459	1,965	12,576	151	263	47,925
Totals	$6,500	$1	$3,911	$845	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996

		Paycheck	Construction				CRE	CRE
		Protection	and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Loans at March 31, 2023
Individually Evaluated for Impairment	$18,461	$—	$100	$—	$272	$—	$1,604	$15,821	$—	$36,258
Collectively Evaluated for Impairment	435,732	963	312,177	85,797	379,938	1,320,081	157,046	946,850	9,518	3,648,102
Totals	$454,193	$963	$312,277	$85,797	$380,210	$1,320,081	$158,650	$962,671	$9,518	$3,684,360

Loans at December 31, 2022
Individually Evaluated for Impairment	$19,675	$—	$106	$—	$392	$—	$1,637	$6,239	$—	$28,049
Collectively Evaluated for Impairment	415,669	1,049	295,448	70,242	355,082	1,306,738	148,268	940,769	8,132	3,541,397
Totals	$435,344	$1,049	$295,554	$70,242	$355,474	$1,306,738	$149,905	$947,008	$8,132	$3,569,446

The following table presents the amortized cost basis of collateral dependent loans by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of March 31, 2023:

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
March 31, 2023
Commercial	$—	$8,080	$10,381	$18,461	$76
Paycheck Protection Program	—	—	—	—	—
Construction and Land Development	100	—	—	100	—
1-4 Family Construction	—	—	—	—	—
Real Estate Mortgage:
1-4 Family Mortgage	272	—	—	272	—
Multifamily	—	—	—	—	—
CRE Owner Occupied	1,604	—	—	1,604	—
CRE Nonowner Occupied	15,821	—	—	15,821	—
Consumer and Other	—	—	—	—	—
Totals	$17,797	$8,080	$10,381	$36,258	$76

Accrued interest receivable on loans, which is recorded within accrued interest on the balance sheet, totaled $9.5 million at March 31, 2023 and is excluded from the estimate of credit losses.

Effective January 1, 2023, the Company adopted the provision of ASU 2022-02, which eliminated the accounting for troubled debt restructurings, or TDRs, while expanding loan modification and vintage disclosure requirements. For the three months ended March 31, 2023, the Company modified one CRE nonowner occupied loan, with an outstanding balance of $9.8 million, for a borrower experiencing financial difficulty by granting a 12-month extension at a below market rate. There was no forgiveness of principal and this loan was current with its modified terms as of March 31, 2023.

Prior to the adoption of ASU 2022-02, at December 31, 2022, there were two loans classified as TDRs with total aggregate outstanding balances of $188,000.

Pre-ASC 326 Adoption Impaired Loan Disclosures

The following table presents information regarding total carrying amounts and total unpaid principal balances of impaired loans by loan segment as of December 31, 2022:

	December 31, 2022
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
Loans With No Related Allowance for Loan Losses:
Commercial	$19,508	$19,508	$—
Construction and Land Development	106	713	—
Real Estate Mortgage:
1-4 Family Mortgage	392	392	—
CRE Owner Occupied	1,637	1,726	—
CRE Nonowner Occupied	6,239	6,239	—
Totals	27,882	28,578	—

Loans With An Allowance for Loan Losses:
Commercial	167	167	71
Totals	167	167	71
Grand Totals	$28,049	$28,745	$71

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three months ended March 31, 2022:

	Three Months Ended
	March 31, 2022
	Average	Interest
(dollars in thousands)	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$14,053	$190
Construction and Land Development	127	—
Real Estate Mortgage:
1-4 Family Mortgage	290	4
CRE Owner Occupied	2,463	26
CRE Nonowner Occupied	3,004	37
Totals	19,937	257

Loans With An Allowance for Loan Losses:
Commercial	100	—
Totals	100	—
Grand Totals	$20,037	$257

Note 5: Deposits

The following table presents the composition of deposits at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Transaction Deposits	$1,372,235	$1,336,264
Savings and Money Market Deposits	913,013	1,031,873
Time Deposits	266,213	272,253
Brokered Deposits	859,662	776,153
Totals	$3,411,123	$3,416,543

Brokered deposits contain brokered transaction and money market accounts of $175.4 million and $184.3 million as of March 31, 2023 and December 31, 2022, respectively.

The following table presents the scheduled maturities of brokered and customer time deposits at March 31, 2023:

March 31,
(dollars in thousands)	2023
Less than 1 Year	$340,742
1 to 2 Years	112,541
2 to 3 Years	371,335
3 to 4 Years	65,976
4 to 5 Years	59,100
Greater than 5 Years	758
Totals	$950,452

The aggregate amount of time deposits greater than $250,000 was approximately $81.8 million and $92.3 million at March 31, 2023 and December 31, 2022, respectively.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$65,004	$6,704	$65,315	$8,240
Liabilities	65,004	(6,704)	65,315	(8,240)
Total	$130,008	$—	$130,630	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $5.5 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Notional Amount	$183,000	$163,000
Weighted Average Pay Rate	2.00%	1.90%
Weighted Average Receive Rate	4.66%	3.47%
Weighted Average Maturity (Years)	4.80	5.15
Net Unrealized Gain	$6,143	$9,175

The Company purchases interest rate caps, designated as cash flow hedges, of certain deposit liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the three months ended March 31, 2023 and 2022, the company recognized amortization expense on the interest rate caps of $198,000 and $176,000, respectively, which was recorded as a component of interest expense on brokered deposits and FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Notional Amount	$125,000	$125,000
Unamortized Premium Paid	5,674	5,872
Weighted Average Strike Rate	0.96%	0.96%
Weighted Average Maturity (Years)	7.10	7.35

The following table presents a summary of the Company’s interest rate contracts as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$125,000	$8,868	$125,000	$10,477
Liabilities	58,000	(2,725)	38,000	(1,302)
Interest rate cap agreements:
Assets	125,000	17,004	125,000	19,406

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of March 31, 2023 and December 31, 2022, the Company pledged no cash collateral for the Company’s derivative contracts. In addition, as of March 31, 2023 and December 31, 2022, the Company's counterparties pledged cash collateral to the Company of $31.3 million and $36.4 million, respectively.

The following table summarizes gross and net information about derivative instruments that are eligible for offset in the balance sheet at March 31, 2023 and December 31, 2022:

				Gross Amounts Not Offset in the Balance Sheet
			Net Amounts of
	Gross Amounts	Gross Amounts	Assets (Liabilities)
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral	Net Assets
(dollars in thousands)	Assets (Liabilities)	Balance Sheet	Balance Sheet	Instruments	Received (Paid)	(Liabilities)
As of March 31, 2023
Assets	$32,576	$—	$32,576	$—	$31,303	$1,273
Liabilities	(9,429)	—	(9,429)	—	—	(9,429)

As of December 31, 2022
Assets	$38,123	$—	$38,123	$—	$36,353	$1,770
Liabilities	(9,542)	—	(9,542)	—	—	(9,542)

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three months ended March 31, 2023 and 2022:

		Three Months Ended March 31,
(dollars in thousands)		2023	2022
Derivatives in	Location of Gain (Loss)	Gain (Loss)
Cash Flow Hedging	Reclassified	Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings
Interest rate swaps	Interest expense	$1,177	$(247)
Interest rate caps	Interest expense	(110)	(176)

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three months ended March 31, 2023 and 2022, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 7: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank with principal balances of $1.35 billion and

$1.20 billion at March 31, 2023 and December 31, 2022, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $246.8 million and $390.9 million at March 31, 2023 and December 31, 2022, respectively.

The following table presents FHLB advances, by maturity, at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	4.77%	$115,500	4.30%	$83,000
1 to 2 Years	4.41	35,000	1.05	5,000
2 to 3 Years	4.32	22,500	1.22	5,000
3 to 4 Years	3.29	14,000	0.78	4,000
4 to 5 Years	4.18	10,000	—	—
Totals		$197,000		$97,000

Line of Credit. In 2021, the Company entered into a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that was secured by 100% of the issued and outstanding stock of the Bank. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. As of March 31, 2023 and December 31, 2022, the Company believes it was in compliance with all covenants.

On September 1, 2022, the Company entered into a second amendment to the agreement which increased the maximum principal amount of the Company’s revolving line of credit from $25.0 million to $40.0 million and extended the maturity date from February 28, 2023 to September 1, 2024. As of March 31, 2023 and December 31, 2022, there were $13.8 million outstanding balances under the revolving line of credit.

Note 8: Subordinated Debentures

The following table presents a summary of the Company’s subordinated debentures as of March 31, 2023:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	March 31, 2023	December 31, 2022	Rate	Coupon Structure
(dollars in thousands)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	$50,000	$50,000	5.25%	Fixed-to-Floating (1)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	30,000	3.25%	Fixed-to-Floating (2)
Subordinated Debentures				80,000	80,000
Debt Issuance Costs				(999)	(1,095)
Subordinated Debentures, Net of Issuance Costs				$79,001	$78,905
(1)	Migrates to three month term SOFR + 5.13% beginning July 1, 2025 until either the early redemption date or the maturity date.
(2)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the early redemption date or the maturity date.

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

The following commitments were outstanding at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Unfunded Commitments Under Lines of Credit	$709,213	$848,734
Letters of Credit	123,025	115,769
Totals	$832,238	$964,503

The Company had outstanding letters of credit with the FHLB in total amounts of $62.9 million and $78.4 million at March 31, 2023 and December 31, 2022, respectively, on behalf of customers and to secure public deposits.

The ACL for off-balance sheet credit exposures was $4.3 million at March 31, 2023 and is separately classified on the balance sheet within other liabilities. Prior to the adoption of CECL, the Company’s ACL for off-balance sheet credit exposures was not material. The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposures for the three months ended March 31, 2023:

Three Months Ended
(dollars in thousands)	March 31, 2023
Allowance for Credit Losses:
Beginning Balance, Prior to Adoption of CECL	$360
Impact of Adopting CECL	4,850
Provision (Credit) for Off-Balance Sheet Credit Exposures	(875)
Total Ending Balance	$4,335

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of March 31, 2023 and December 31, 2022, there were 46,700 and 44,700 shares, respectively, of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). Under the 2019 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of March 31, 2023 and December 31, 2022, there were 137,786 and 231,363 shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

Stock Options

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. The following table presents a summary of the status of the Company’s stock option grants for the three months ended March 31, 2023:

	March 31, 2023
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,913,444	$9.35
Granted	—	—
Exercised	(82,000)	3.19
Forfeitures	(2,000)	7.47
Outstanding at Period End	1,829,444	$9.63

Options Exercisable at Period End	1,488,819	$8.26

For the three months ended March 31, 2023 and 2022, the Company recognized compensation expense for stock options of $186,000 and $288,000, respectively.

The following table presents information pertaining to options outstanding at March 31, 2023:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$2.13 - 3.99	228,500	$3.05	0.8	228,500	$3.05
7.00 - 7.99	899,416	7.47	4.5	899,416	7.47
8.00 - 8.99	17,500	8.76	7.0	5,000	8.76
10.00 - 10.99	10,000	10.08	7.2	5,000	10.08
11.00 - 11.99	85,000	11.27	6.1	58,000	11.29
12.00 - 12.99	263,528	12.90	6.4	197,778	12.90
13.00 - 13.99	25,000	13.22	5.1	20,000	13.22
17.00 - 17.99	300,500	17.50	8.8	75,125	17.50
Totals	1,829,444	$9.63	5.1	1,488,819	$8.26

As of March 31, 2023, there was $1.4 million of total unrecognized compensation cost related to nonvested stock options granted under the 2012 Plan, 2017 Plan and 2019 EIP that is expected to be recognized over a weighted-average period of 2.5 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the three months ended March 31, 2023:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2022	421,375	$4.87
Granted	—	—
Vested	(80,750)	5.05
Forfeited	—	—
Nonvested Options at March 31, 2023	340,625	$4.83

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with forfeitable voting and dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the three months ended March 31, 2023:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Awards at December 31, 2022	38,762	$12.50
Granted	—	—
Vested	(986)	12.67
Forfeited	—	—
Nonvested Awards at March 31, 2023	37,776	$12.49

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended March 31, 2023 and 2022, the Company recognized compensation expense for restricted stock awards of $111,000 and $111,000, respectively.

As of March 31, 2023, there was $322,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 0.7 years.

In addition, during the three months ended March 31, 2023, the Company issued 10,608 shares of unrestricted common stock to non-employee directors, as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to non-employee directors of $115,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the three months ended March 31, 2023:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested Units at December 31, 2022	351,310	$16.30
Granted	82,969	15.59
Vested	(1,625)	15.77
Forfeited	—	—
Nonvested Units at March 31, 2023	432,654	$16.17

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended March 31, 2023 and 2022, the Company recognized compensation expense for restricted stock units of $529,000 and $353,000, respectively.

As of March 31, 2023, there was $6.3 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 3.0 years.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of March 31, 2023 and December 31, 2022:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Company (Consolidated):
Total Risk-based Capital	$547,764	13.25%	$330,826	8.00%	$434,210	10.50%	N/A	N/A
Tier 1 Risk-based Capital	417,037	10.08	248,120	6.00	351,503	8.50	N/A	N/A
Common Equity Tier 1 Capital	350,523	8.48	186,090	4.50	289,473	7.00	N/A	N/A
Tier 1 Leverage Ratio	417,037	9.41	177,320	4.00	177,320	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$521,610	12.62%	$330,694	8.00%	$434,036	10.50%	$413,368	10.00%
Tier 1 Risk-based Capital	469,904	11.37	248,021	6.00	351,363	8.50	330,694	8.00
Common Equity Tier 1 Capital	469,904	11.37	186,015	4.50	289,357	7.00	268,689	6.50
Tier 1 Leverage Ratio	469,904	10.61	177,094	4.00	177,094	4.00	221,368	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Company (Consolidated):
Total Risk-based Capital	$536,352	13.15%	$326,190	8.00%	$428,125	10.50%	N/A	N/A
Tier 1 Risk-based Capital	409,092	10.03	244,643	6.00	346,577	8.50	N/A	N/A
Common Equity Tier 1 Capital	342,578	8.40	183,482	4.50	285,417	7.00	N/A	N/A
Tier 1 Leverage Ratio	409,092	9.55	171,368	4.00	171,368	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$508,760	12.47%	$326,288	8.00%	$428,253	10.50%	$407,860	10.00%
Tier 1 Risk-based Capital	460,404	11.29	244,716	6.00	346,681	8.50	326,288	8.00
Common Equity Tier 1 Capital	460,404	11.29	183,537	4.50	285,502	7.00	265,109	6.50
Tier 1 Leverage Ratio	460,404	10.76	171,113	4.00	171,113	4.00	213,891	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$2,739	$—	$—	$2,739
Municipal Bonds	—	126,598	—	126,598
Mortgage-Backed Securities	—	227,238	—	227,238
Corporate Securities	—	117,895	—	117,895
SBA Securities	—	30,799	—	30,799
Asset-Backed Securities	—	54,161	—	54,161
Interest Rate Caps	—	17,004	—	17,004
Interest Rate Swaps	—	15,572	—	15,572
Total Fair Value of Financial Assets	$2,739	$589,267	$—	$592,006
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$9,429	$—	$9,429
Total Fair Value of Financial Liabilities	$—	$9,429	$—	$9,429

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$2,580	$—	$—	$2,580
Municipal Bonds	—	131,354	—	131,354
Mortgage-Backed Securities	—	237,784	—	237,784
Corporate Securities	—	109,827	—	109,827
SBA Securities	—	20,877	—	20,877
Asset-Backed Securities	—	46,191	—	46,191
Interest Rate Caps	—	19,406	—	19,406
Interest Rate Swaps	—	18,717	—	18,717
Total Fair Value of Financial Assets	$2,580	$584,156	$—	$586,736
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$9,542	$—	$9,542
Total Fair Value of Financial Liabilities	$—	$9,542	$—	$9,542

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at March 31, 2023 and December 31, 2022:

	March 31, 2023
(dollars in thousands)	Level 1		Level 2	Level 3		Loss
Individually Evaluated Loans	$		$94	$		$76
Totals		$—	$94		$—	$76

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$96	$—	$71
Totals	$—	$96	$—	$71

Individually Evaluated Loans (Impaired Loans prior to January 1, 2023)

In accordance with the provisions of the individually evaluated loan guidance, credit loss is measured on loans when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. The Company has elected to use the practical expedient to measure individually evaluated loans as collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral. The credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale of the collateral. Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. Individually evaluated loans for which an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 2 inputs based on customized discounting criteria.

Credit loss amounts on individually evaluated loans represent specific valuation allowance and write-downs during the period presented that were individually evaluated for impairment based on the estimated fair value of the collateral less estimated selling costs, excluding impaired loans fully charged-off.

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

The following tables present the carrying amount and estimated fair values of financial instruments at March 31, 2023 and December 31, 2022:

	March 31, 2023
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$209,192	$209,192	$—	$—	$209,192
Bank-Owned Certificates of Deposit	1,225	—	1,230	—	1,230
Securities Available for Sale	559,430	2,739	556,691	—	559,430
FHLB Stock, at Cost	28,632	—	28,632	—	28,632
Loans, Net	3,625,477	—	3,502,472	—	3,502,472
Accrued Interest Receivable	13,377	—	13,377	—	13,377
Interest Rate Caps	17,004	—	17,004	—	17,004
Interest Rate Swaps	15,572	—	15,572	—	15,572

Financial Liabilities:
Deposits	$3,411,123	$—	$3,394,288	$—	$3,394,288
Federal Funds Purchased	437,000	—	437,000	—	437,000
Notes Payable	13,750	—	13,928	—	13,928
FHLB Advances	197,000	—	198,074	—	198,074
Subordinated Debentures	79,001	—	73,429	—	73,429
Accrued Interest Payable	3,257	—	3,257	—	3,257
Interest Rate Swaps	9,429	—	9,429	—	9,429

	December 31, 2022
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$87,043	$87,043	$—	$—	$87,043
Bank-Owned Certificates of Deposit	1,181	—	1,173	—	1,173
Securities Available for Sale	548,613	2,580	546,033	—	548,613
FHLB Stock, at Cost	19,606	—	19,606	—	19,606
Loans, Net	3,512,157	—	3,314,190	—	3,314,190
Accrued Interest Receivable	13,479	—	13,479	—	13,479
Interest Rate Caps	19,406	—	19,406	—	19,406
Interest Rate Swaps	18,717	—	18,717	—	18,717

Financial Liabilities:
Deposits	$3,416,543	$—	$3,390,416	$—	$3,390,416
Federal Funds Purchased	287,000	—	287,000	—	287,000
Notes Payable	13,750	—	13,473	—	13,473
FHLB Advances	97,000	—	96,061	—	96,061
Subordinated Debentures	78,905	—	70,931	—	70,931
Accrued Interest Payable	2,831	—	2,831	—	2,831
Interest Rate Swaps	9,542	—	9,542	—	9,542

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at March 31, 2023 and December 31, 2022.

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

Note 13: Subsequent Events

On April 26, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred

Stock”), payable on June 1, 2023, to shareholders of record on the Series A Preferred Stock at the close of business on May 15, 2023.

On April 25, 2023, the Company’s shareholders approved the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). Under the 2023 Plan, the Company may issue various types of equity awards including, but not limited to, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and stock-based awards, as well as cash-based awards to its directors, officers, and employees for up to 1,500,000 shares of common stock. There are currently no awards outstanding under the 2023 Plan.

On April 25, 2023, the Company’s shareholders approved the Third Amendment and Restatement of the Company’s Articles of Incorporation and Second Amendment and Restatement of the Company's Bylaws to declassify the Company’s board of directors and increase the maximum number of directors of the Company from eleven (11) to fifteen (15). The Third Amended and Restated Articles of Incorporation became effective on April 26, 2023 upon filing with the Minnesota Secretary of State.

On April 12, 2023, the Company purchased a parcel of land in Lake Elmo, Minnesota, intended for the future development and construction of a branch location. The purchase price for the parcel was $2.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three months ended March 31, 2023. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 7, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of recent and anticipated rate increases by the Federal Reserve;
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of rising interest rates, which has resulted in unrealized losses in our securities portfolio;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including rising rates of inflation;
●	loan concentrations in our loan portfolio;

●	the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in the failure of those institutions;
●	the overall health of the local and national real estate market;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for credit losses;
●	new or revised accounting standards, including as a result of the implementation of the new Current Expected Credit Loss standard;
●	the concentration of large loans to certain borrowers;
●	the concentration of large deposits from certain clients, who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits and may withdraw deposits to diversify their exposure;
●	the ability to successfully manage liquidity risk, which may increase the dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;
●	developments and uncertainty related to the future use and availability of some reference rates, such as the expected discontinuation of the London Interbank Offered Rate, as well as other alternative reference rates;
●	the composition of the Company’s senior leadership team and the ability to attract and retain key personnel;
●	talent and labor shortages and high rates of employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions and “fintech” companies;
●	the effectiveness of the risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, in response to the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank;
●	risks related to climate change and the negative impact it may have on our customers and their businesses;
●	the imposition of tariffs or other governmental policies impacting the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, or other adverse external events including the Russian invasion of Ukraine;
●	potential impairment to the goodwill the Company recorded in connection with a past acquisition;
●	changes to U.S. or state tax laws, regulations and guidance, including the new 1% excise tax on stock buybacks by publicly traded companies;
●	success at managing the risks involved in the foregoing items; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Bridgewater Bancshares, Inc. with the Securities and Exchange Commission.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. In addition, past results of operations are not necessarily indicative of future results. Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared based on the application of certain accounting policies, the most significant of which are described in “Note 1 – Description of the Business and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements included as a part of the Company’s most recent Annual Report on Form 10-K, filed with the SEC on March 7, 2023. Certain policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect the reported results and financial position for the current period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the future financial condition and results of operations. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company's Audit Committee.

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

Allowance for Credit Losses

In accordance with ASC 326, Financial Instruments - Credit Losses, the allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans are charged against the allowance for credit losses when management determines all or a portion of the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is increased (decreased) by provisions (or reversals of) reported in the income statement as a component of provisions for credit loss. Under the new guidance, the allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from an off-balance sheet exposure.

The amount of each allowance account represents management's best estimate of current expected credit losses on such financial instruments using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The allowance for credit losses for loans is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. For determining the appropriate allowance for credit losses on a collective basis, the loan portfolio is segmented into pools based upon similar risk characteristics and a lifetime loss-rate model is utilized. Management qualitatively adjusts model results for reasonable and supportable forecasts and risk factors that are not considered within the modeling processes but are relevant in assessing the expected credit losses within the loan segment. These qualitative factor adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. Due to the subjective nature of these estimates the various components of the calculation require significant management judgement and certain assumptions are highly subjective. Volatility in certain credit metrics and variations between expected and actual outcomes are likely.

Investment Securities Impairment

In accordance with ASC 326, Financial Instruments - Credit Losses, available for sale securities in unrealized loss positions are evaluated for impairment related to credit losses. For any securities classified as available for sale that are in an unrealized loss position, the Company assesses whether or not it intends to sell the security, or if it is more likely than not it will be required to sell the security, before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is written down to fair value through income with the establishment of an allowance. For securities that do not meet the aforementioned criteria, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration. In making this assessment, management considers the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security, among other factors. If the assessment indicates that a credit loss exists, an allowance for credit losses is recorded for the amount by which the amortized cost basis of the security exceeds the present value of cash flows expected to be collected, limited by the amount by which the amortized cost exceeds fair value. Any impairment not recognized in the allowance for credit losses is recognized in other comprehensive income.

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

Operating Results Overview

The following table summarizes certain key financial results as of and for the periods indicated:

	As of and for the Three Months Ended
	March 31,	December 31	September 30,	June 30,	March 31,
(dollars in thousands, except per share data)	2023	2022	2022	2022	2022
Per Common Share Data
Basic Earnings Per Share	$0.38	$0.46	$0.49	$0.43	$0.40
Diluted Earnings Per Share	0.37	0.45	0.47	0.41	0.39
Book Value Per Share	12.05	11.80	11.44	11.14	11.12
Tangible Book Value Per Share (1)	11.95	11.69	11.33	11.03	11.01
Basic Weighted Average Shares Outstanding	27,726,894	27,558,983	27,520,117	27,839,260	28,123,809
Diluted Weighted Average Shares Outstanding	28,490,046	28,527,306	28,592,854	28,803,842	29,156,085
Shares Outstanding at Period End	27,845,244	27,751,950	27,587,978	27,677,372	28,150,389

Selected Performance Ratios
Return on Average Assets (Annualized)	1.07%	1.28%	1.46%	1.38%	1.42%
Pre-Provision Net Revenue Return on Average Assets (Annualized) (1)	1.49	1.82	2.15	2.19	2.12
Return on Average Shareholders' Equity (Annualized)	11.70	14.06	14.99	13.55	12.98
Return on Average Tangible Common Equity (Annualized) (1)	12.90	15.86	17.03	15.26	14.56
Yield on Interest Earning Assets(2)	4.91	4.67	4.37	4.16	4.13
Yield on Total Loans, Gross(2)	5.06	4.87	4.59	4.45	4.45
Cost of Interest Bearing Liabilities	3.03	2.22	1.30	0.86	0.80
Cost of Funds	2.41	1.67	0.93	0.63	0.59
Cost of Total Deposits	2.01	1.31	0.73	0.46	0.43
Net Interest Margin (2)	2.72	3.16	3.53	3.58	3.60
Core Net Interest Margin (1)(2)	2.62	3.05	3.38	3.34	3.34
Efficiency Ratio (1)	46.2	43.8	39.8	40.2	42.4
Noninterest Expense to Average Assets (Annualized)	1.31	1.42	1.42	1.47	1.56
Loan to Deposit Ratio	108.0	104.5	102.3	100.7	98.4
Core Deposits to Total Deposits (3)	72.4	74.6	83.0	82.9	84.3
Tangible Common Equity to Tangible Assets (1)	7.23	7.48	7.57	7.87	8.60
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(3)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	As of and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2023	2022	2022	2022	2022
Selected Balance Sheet Data
Total Assets	$4,602,899	$4,345,662	$4,128,987	$3,883,264	$3,607,920
Total Loans, Gross	3,684,360	3,569,446	3,380,082	3,225,885	2,987,967
Allowance for Credit Losses	50,148	47,996	46,491	44,711	41,692
Goodwill and Other Intangibles	2,866	2,914	2,962	3,009	3,057

Deposits	3,411,123	3,416,543	3,305,074	3,201,953	3,035,611
Tangible Common Equity (1)	332,626	324,636	312,531	305,360	309,870
Total Shareholders' Equity	402,006	394,064	382,007	374,883	379,441
Average Total Assets - Quarter-to-Date	4,405,234	4,251,345	3,948,201	3,743,575	3,513,798
Average Shareholders' Equity - Quarter-to-Date	403,533	387,589	384,020	381,448	383,024
(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2023	2022	2022	2022	2022
Selected Income Statement Data
Interest Income	$51,992	$48,860	$42,359	$37,782	$34,694
Interest Expense	23,425	15,967	8,264	5,252	4,514
Net Interest Income	28,567	32,893	34,095	32,530	30,180
Provision for Credit Losses	625	1,500	1,500	3,025	1,675
Net Interest Income after Provision for Credit Losses	27,942	31,393	32,595	29,505	28,505
Noninterest Income	1,943	1,738	1,387	1,650	1,557
Noninterest Expense	14,183	15,203	14,157	13,752	13,508
Income Before Income Taxes	15,702	17,928	19,825	17,403	16,554
Provision for Income Taxes	4,060	4,193	5,312	4,521	4,292
Net Income	11,642	13,735	14,513	12,882	12,262
Preferred Stock Dividends	(1,013)	(1,014)	(1,013)	(1,014)	(1,013)
Net Income Available to Common Shareholders	$10,629	$12,721	$13,500	$11,868	$11,249

Discussion and Analysis of Results of Operations

Net Income

Net income was $11.6 million for the first quarter of 2023, compared to net income of $12.3 million for the first quarter of 2022. Earnings per diluted common share for the first quarter of 2023 were $0.37, compared to $0.39 per diluted common share for the first quarter of 2022.

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

Average Balances and Yields

The following tables present, for the three months ended March 31, 2023 and 2022, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	March 31, 2023			March 31, 2022
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$63,253	$447	2.86%	$80,497	$26	0.13%
Investment Securities:
Taxable Investment Securities	574,242	5,958	4.21	373,021	2,255	2.45
Tax-Exempt Investment Securities (1)	29,803	330	4.49	71,591	779	4.41
Total Investment Securities	604,045	6,288	4.22	444,612	3,034	2.77
Paycheck Protection Program Loans (2)	999	2	1.00	18,140	563	12.58
Loans (1)(2)	3,629,447	45,263	5.06	2,881,845	31,275	4.40
Total Loans	3,630,446	45,265	5.06	2,899,985	31,838	4.45
Federal Home Loan Bank Stock	25,962	372	5.81	5,680	54	3.84
Total Interest Earning Assets	4,323,706	52,372	4.91%	3,430,774	34,952	4.13%
Noninterest Earning Assets	81,528			83,024
Total Assets	$4,405,234			$3,513,798
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$461,372	$2,780	2.44%	$566,279	$597	0.43%
Savings and Money Market Deposits	1,044,794	6,499	2.52	876,580	918	0.42
Time Deposits	248,174	1,069	1.75	288,914	745	1.05
Brokered Deposits	743,465	6,026	3.29	406,648	898	0.90
Total Interest Bearing Deposits	2,497,805	16,374	2.66	2,138,421	3,158	0.60
Federal Funds Purchased	415,111	4,944	4.83	10,600	9	0.35
Notes Payable	13,750	263	7.77	—	—	—
FHLB Advances	128,222	861	2.72	42,500	150	1.43
Subordinated Debentures	78,945	983	5.05	92,286	1,197	5.26
Total Interest Bearing Liabilities	3,133,833	23,425	3.03%	2,283,807	4,514	0.80%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	813,598			822,488
Other Noninterest Bearing Liabilities	54,270			24,479
Total Noninterest Bearing Liabilities	867,868			846,967
Shareholders' Equity	403,533			383,024
Total Liabilities and Shareholders' Equity	$4,405,234			$3,513,798
Net Interest Income / Interest Rate Spread		28,947	1.88%		30,438	3.33%
Net Interest Margin (3)			2.72%			3.60%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(380)			(258)
Net Interest Income		$28,567			$30,180
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following table presents the changes in the volume and rate of interest bearing assets and liabilities for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31, 2023
	Compared with
	Three Months Ended March 31, 2022
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$(121)	$542	$421
Investment Securities:
Taxable Investment Securities	2,088	1,615	3,703
Tax-Exempt Investment Securities	(462)	13	(449)
Total Securities	1,626	1,628	3,254
Loans:
Paycheck Protection Program Loans	(43)	(518)	(561)
Loans	9,323	4,665	13,988
Total Loans	9,280	4,147	13,427
Federal Home Loan Bank Stock	290	28	318
Total Interest Earning Assets	$11,075	$6,345	$17,420

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$(632)	$2,815	$2,183
Savings and Money Market Deposits	1,046	4,535	5,581
Time Deposits	(175)	499	324
Brokered Deposits	2,730	2,398	5,128
Total Deposits	2,969	10,247	13,216
Federal Funds Purchased	4,818	117	4,935
Notes Payable	263	—	263
FHLB Advances	576	135	711
Subordinated Debentures	(167)	(47)	(214)
Total Interest Bearing Liabilities	8,459	10,452	18,911
Net Interest Income	$2,616	$(4,107)	$(1,491)

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Net interest income was $28.6 million for the first quarter of 2023, a decrease of $1.6 million, or 5.3%, compared to $30.2 million for the first quarter of 2022. The decrease in net interest income was primarily due to higher rates paid on deposits and increased borrowings in the rising interest rate environment.

Net interest margin (on a fully tax-equivalent basis) for the first quarter of 2023 was 2.72%, an 88 basis point decrease from 3.60% in the first quarter of 2022. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the first quarter of 2023 was 2.62%, a 72 basis point decrease from 3.34% in the first quarter of 2022. The decline in the margin was primarily due to higher funding costs and increased borrowings in the rising interest rate environment, offset partially by higher earning asset yields.

Average interest earning assets for the first quarter of 2023 increased $892.9 million, or 26.0%, to $4.32 billion, from $3.43 billion for the first quarter of 2022. This increase in average interest earning assets was primarily due to continued organic growth in the loan portfolio and purchases of investment securities, offset partially by the forgiveness of PPP loans and the reduction of cash balances. Average interest bearing liabilities increased $850.0 million, or 37.2%, to $3.13 billion for the first quarter of 2023, from $2.28 billion for the first quarter of 2022. The increase in average interest bearing liabilities was primarily due to an increase in savings and money market deposits, brokered deposits and federal funds purchased.

Average interest earning assets produced a tax-equivalent yield of 4.91% for the first quarter of 2023, compared to 4.13% for the first quarter of 2022. The increase in the yield on interest earning assets was primarily due to growth and repricing of the loan and securities portfolios in the rising interest rate environment, offset partially by the lower recognition of PPP origination fees. The average rate paid on interest bearing liabilities was 3.03% for the first quarter of 2023, compared to 0.80% for the first quarter of 2022 primarily due to the higher rates paid on deposits, the increased utilization of federal funds purchased and FHLB advances, and drawing on the Company’s line of credit in the rising interest rate environment.

Interest Income. Total interest income, on a tax-equivalent basis, was $52.4 million for the first quarter of 2023, compared to $35.0 million for the first quarter of 2022. The $17.4 million, or 49.8%, increase in total interest income on a tax-equivalent basis was primarily due to strong organic growth in the loan portfolio and continued purchases of investment securities.

Interest income on loans, on a tax-equivalent basis, was $45.3 million for the first quarter of 2023, compared to $31.8 million for the first quarter of 2022. The $13.4 million, or 42.2%, increase was primarily due to a 25.2% increase in the average balance of loans outstanding from continued organic loan growth.

Loan interest income and loan fees remain the primary contributing factors to the changes in the yield on interest earning assets. The aggregate loan yield, excluding PPP loans, increased to 5.06% in the first quarter of 2023, which was 66 basis points higher than 4.40% in the first quarter of 2022. While loan fees have historically maintained a relatively stable contribution to the aggregate loan yield, the recent periods saw fewer loan prepayments, which historically has accelerated the recognition of loan fees. Despite the decrease in fee recognition, the Company is encouraged that the core loan yield continues to rise as new loan originations and the existing portfolio reprice in the higher rate environment.

The following table presents a summary of interest and fees recognized on loans, excluding PPP loans, for the periods indicated is as follows:

	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Interest	4.95%	4.74%	4.42%	4.17%	4.15%
Fees	0.11	0.12	0.17	0.26	0.25
Yield on Loans, Excluding PPP Loans	5.06%	4.86%	4.59%	4.43%	4.40%

Interest Expense. Interest expense on interest bearing liabilities increased $18.9 million, or 418.9%, to $23.4 million for the first quarter of 2023, compared to $4.5 million for the first quarter of 2022. The cost of interest bearing liabilities increased 223 basis points from 0.80% in the first quarter of 2022 to 3.03% in the first quarter of 2023, primarily due to higher rates paid on deposits and increased utilization of federal funds purchased and FHLB advances in the rising interest rate environment.

Interest expense on deposits was $16.4 million for the first quarter of 2023, an increase of $13.2 million, or 418.4%, from $3.2 million for the first quarter of 2022. The cost of total deposits increased 158 basis points from 0.43% in the first quarter of 2022, to 2.01% in the first quarter of 2023, primarily due to the upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings was $7.1 million for the first quarter of 2023, an increase of $5.7 million, or 419.9%, from $1.4 million for the first quarter of 2022. This increase was primarily due to drawing on the Company’s line of credit and higher average balances of federal funds purchased and FHLB advances.

Provision for Credit Losses

On January 1, 2023, the Company adopted ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” more commonly referred to as “CECL.” Upon adoption of CECL, the Company’s allowance for credit losses on loans increased $650,000 and the allowance on off-balance sheet credit exposures increased $4.9 million. The tax-effected impact of these two items totaled $3.9 million and was recorded as an adjustment to retained earnings as of January 1, 2023.

The provision for credit losses on loans was $1.5 million for the first quarter of 2023, compared to $1.7 million for the first quarter of 2022. The provision recorded in the first quarter of 2023 was primarily attributable to the more moderated growth of the loan portfolio. The allowance for credit losses on loans to total loans was 1.36% at March 31, 2023, compared to 1.40% at March 31, 2022.

The following table presents a summary of the activity in the allowance for credit losses on loans for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Balance at Beginning of Period	$47,996	$40,020
Impact of Adopting CECL	650	—
Provision for Credit Losses	1,500	1,675
Charge-offs	(4)	(15)
Recoveries	6	12
Balance at End of Period	$50,148	$41,692

The provision for credit losses on off-balance sheet credit exposures was a negative provision of ($875,000) for the first quarter of 2023 and zero for the first quarter of 2022. The negative provision for the first quarter of 2023 was due to a reduction in outstanding unfunded commitments primarily attributable to the migration to funded loans. The allowance for credit losses on off-balance sheet credit exposures was $4.3 million at March 31, 2023, compared to $360,000 at December 31, 2022.

The following table presents a summary of the activity in the provision for credit losses for the periods indicated:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2023	2022	(Decrease)
Provision for Credit Losses on Loans	$1,500	$1,675	$(175)
Provision for Credit Losses for Off-Balance Sheet Credit Exposures	(875)	—	(875)
Provision for Credit Losses	$625	$1,675	$(1,050)

Noninterest Income

Noninterest income was $1.9 million for the first quarter of 2023, an increase of $386,000 from $1.6 million for the first quarter of 2022. The increase was primarily due to increased letter of credit fees and FHLB prepayment income, offset partially by no recorded swap fees.

The following table presents the major components of noninterest income for the periods indicated:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2023	2022	(Decrease)
Noninterest Income:
Customer Service Fees	$349	$281	$68
Net Loss on Sales of Securities	(56)	—	(56)
Letter of Credit Fees	634	242	392
Debit Card Interchange Fees	138	133	5
Swap Fees	—	557	(557)
Bank-Owned Life Insurance	234	148	86
FHLB Prepayment Income	299	—	299
Other Income	345	196	149
Totals	$1,943	$1,557	$386

Noninterest Expense

Noninterest expense was $14.2 million for the first quarter of 2023, an increase of $675,000 from $13.5 million for the first quarter of 2022. The increase was primarily attributable to increases in the FDIC insurance assessment and derivative collateral fees, offset partially by declines of marketing and advertising and other expense.

The Company had 246 full-time equivalent employees at the end of the first quarter of 2023, compared to 229 employees at the end of the first quarter of 2022.

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

The efficiency ratio was 46.2% for the first quarter of 2023, compared to 42.4% for the first quarter of 2022. The efficiencies of the Company's "branch-light" model have positioned the Company well to continue navigating a challenging environment for a more spread-based revenue model.

The following table presents the major components of noninterest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2023	2022	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$8,815	$8,694	$121
Occupancy and Equipment	1,209	1,085	124
FDIC Insurance Assessment	665	360	305
Data Processing	357	297	60
Professional and Consulting Fees	755	696	59
Derivative Collateral Fees	380	2	378
Information Technology and Telecommunications	683	578	105
Marketing and Advertising	262	626	(364)
Intangible Asset Amortization	48	48	—
Amortization of Tax Credit Investments	114	117	(3)
Other Expense	895	1,005	(110)
Totals	$14,183	$13,508	$675

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

Income tax expense was $4.1 million for the first quarter of 2023, compared to $4.3 million for the first quarter of 2022. The effective combined federal and state income tax rate for both the first quarter of 2023 and the first quarter of 2022 was 25.9%.

Financial Condition

Assets

Total assets at March 31, 2023 were $4.60 billion, an increase of $257.2 million, or 5.9%, over total assets of $4.35 billion at December 31, 2022, and an increase of $995.0 million, or 27.6%, over total assets of $3.61 billion at March 31, 2022. The growth in both periods was primarily driven by strong organic loan growth, purchases of investment securities and an increase in cash and cash equivalents.

Total gross loans at March 31, 2023 were $3.68 billion, an increase of $114.9 million, or 3.2%, over total gross loans of $3.57 billion at December 31, 2022, and an increase of $696.4 million, or 23.3%, over total gross loans of $2.99 billion at March 31, 2022. The increase in the loan portfolio during the first quarter of 2023 was primarily due to growth across all segments. Gross loans grew on an annualized basis of 13.1% during the first quarter of 2023. While the Company’s loan growth in the first quarter of 2023 remained strong, the pace continues to moderate slightly due to active balance sheet management to align loan growth with the funding outlook, sales of participations on larger originations to manage growth, and ultimately the impact of the higher interest rate environment on the number of deals that meet underwriting standards.

Investment Securities Portfolio

The investment securities portfolio is used to make various term investments and is intended to provide the Company with adequate liquidity, a source of stable income, and at times, serve as collateral for certain types of deposits or borrowings. Investment balances in the investment securities portfolio are subject to change over time based on funding needs and interest rate risk management objectives. The liquidity levels take into account anticipated future cash flows and are maintained at levels management believes are appropriate to ensure future flexibility in meeting anticipated funding needs.

The investment securities portfolio consists primarily of U.S. government agency mortgage backed securities, municipal securities, and corporate securities comprised primarily of subordinated debentures of banks and financial holding companies. In addition, the Company also holds U.S. treasury securities and other debt securities, all with varying contractual maturities. These maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $559.4 million at March 31, 2023, compared to $548.6 million at December 31, 2022, an increase of $10.8 million or 2.0%. At March 31, 2023, U.S. government agency mortgage-backed securities represented 26.5% of the portfolio, municipal securities represented 22.6% of the portfolio, corporate securities represented 21.1% of the portfolio, U.S. treasury securities represented 0.5% of the portfolio, SBA securities represented 5.5% of the portfolio, other mortgage-backed securities represented 14.1% of the portfolio, and asset-backed securities represented 9.7% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury Securities	$2,762	$2,739	$2,621	$2,580
SBA Securities	30,331	30,799	20,957	20,877
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	45,242	44,643	55,200	54,441
Issued by FNMA and FHLMC	25,765	23,021	26,159	22,960
Other Residential Mortgage-Backed Securities	79,137	70,489	80,299	70,184
Commercial Mortgage-Backed Securities	10,911	10,408	10,993	10,345
All Other Commercial MBS	79,462	78,677	80,268	79,854
Total MBS	240,517	227,238	252,919	237,784
Municipal Securities	146,810	126,598	156,506	131,354
Corporate Securities	127,170	117,895	116,871	109,827
Asset-Backed Securities	54,424	54,161	46,623	46,191
Total	$602,014	$559,430	$596,497	$548,613

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

Total gross loans increased $114.9 million to $3.68 billion at March 31, 2023, compared to $3.57 billion at December 31, 2022, and increased $696.4 million from $2.99 billion at March 31, 2022. As of March 31, 2023, commercial loans increased $18.8 million, construction and land development loans increased $16.7 million and 1-4 family mortgage loans increased $24.7 million, when compared to December 31, 2022. Collectively, the Company’s annualized loan growth for the three months ended March 31, 2023 was 13.1%.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	March 31, 2023		December 31, 2022		September 30, 2022		June 30, 2022		March 31, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$454,193	12.3%	$435,344	12.2%	$412,448	12.2%	$403,569	12.5%	$363,290	12.2%
Paycheck Protection Program	963	—	1,049	—	1,192	—	4,860	0.2	12,309	0.4
Construction and Land Development	312,277	8.5	295,554	8.3	280,380	8.3	305,552	9.5	272,333	9.1
1-4 Family Construction	85,797	2.3	70,242	2.0	55,177	1.6	53,639	1.6	48,798	1.6
Real Estate Mortgage:
1 - 4 Family Mortgage	380,210	10.3	355,474	10.0	341,102	10.1	334,815	10.4	312,201	10.5
Multifamily	1,320,081	35.8	1,306,738	36.6	1,230,509	36.4	1,087,865	33.7	1,012,623	33.9
CRE Owner Occupied	158,650	4.3	149,905	4.2	151,088	4.5	142,214	4.4	117,969	3.9
CRE Nonowner Occupied	962,671	26.2	947,008	26.5	900,691	26.7	886,432	27.5	840,463	28.1
Total Real Estate Mortgage Loans	2,821,612	76.6	2,759,125	77.3	2,623,390	77.7	2,451,326	76.0	2,283,256	76.4
Consumer and Other	9,518	0.3	8,132	0.2	7,495	0.2	6,939	0.2	7,981	0.3
Total Loans, Gross	3,684,360	100.0%	3,569,446	100.0%	3,380,082	100.0%	3,225,885	100.0%	2,987,967	100.0%
Allowance for Credit Losses	(50,148)		(47,996)		(46,491)		(44,711)		(41,692)
Net Deferred Loan Fees	(8,735)		(9,293)		(9,088)		(9,536)		(9,065)
Total Loans, Net	$3,625,477		$3,512,157		$3,324,503		$3,171,638		$2,937,210

The Company’s primary focus throughout its history has been on real estate mortgage lending, which constituted 76.6% of the portfolio as of March 31, 2023. The composition of the portfolio has remained relatively consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of March 31, 2023, investor CRE loans totaled $2.68 billion, consisting of $962.7 million of loans secured by nonowner occupied CRE, $1.32 billion of loans secured by multifamily residential properties, $85.8 million of 1-4 family construction and $312.3 million of construction and land development loans. Investor CRE loans represented 72.8% of the total gross loan portfolio and 514.0% of the Bank’s total risk-based capital at March 31, 2023, compared to 514.9% at December 31, 2022.

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$152,863	$203,476	$94,837	$3,017
Paycheck Protection Program	—	963	—	—
Construction and Land Development	138,516	100,173	60,451	13,137
1-4 Family Construction	50,192	31,820	3,785	—
Real Estate Mortgage:
1 - 4 Family Mortgage	52,500	234,500	92,553	657
Multifamily	161,199	453,561	636,983	68,338
CRE Owner Occupied	5,128	57,436	96,086	—
CRE Nonowner Occupied	118,092	502,519	342,060	—
Total Real Estate Mortgage Loans	336,919	1,248,016	1,167,682	68,995
Consumer and Other	1,397	7,927	—	194
Total Loans, Gross	$679,887	$1,592,375	$1,326,755	$85,343
Interest Rate Sensitivity:
Fixed Interest Rates	$357,515	$1,253,088	$793,013	$22,064
Floating or Adjustable Rates	322,372	339,287	533,742	63,279
Total Loans, Gross	$679,887	$1,592,375	$1,326,755	$85,343

	As of December 31, 2022
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$137,657	$197,363	$97,259	$3,065
Paycheck Protection Program	—	1,049	—	—
Construction and Land Development	96,702	125,996	66,156	6,700
1-4 Family Construction	54,469	10,510	5,263	—
Real Estate Mortgage:
1 - 4 Family Mortgage	54,499	214,434	85,880	661
Multifamily	157,585	454,880	642,029	52,244
CRE Owner Occupied	5,709	47,894	96,302	—
CRE Nonowner Occupied	120,645	471,656	354,707	—
Total Real Estate Mortgage Loans	338,438	1,188,864	1,178,918	52,905
Consumer and Other	4,921	2,988	—	223
Total Loans, Gross	$632,187	$1,526,770	$1,347,596	$62,893
Interest Rate Sensitivity:
Fixed Interest Rates	$333,898	$1,187,519	$804,838	$11,115
Floating or Adjustable Rates	298,289	339,251	542,758	51,778
Total Loans, Gross	$632,187	$1,526,770	$1,347,596	$62,893

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

The following table presents information on loan classifications at March 31, 2023. The Company had no assets classified as doubtful or loss at March 31, 2023.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$5,057	$18,461	$23,518
Construction and Land Development	712	100	812
Real Estate Mortgage:
1 - 4 Family Mortgage	675	272	947
Multifamily	3,256	—	3,256
CRE Owner Occupied	—	1,604	1,604
CRE Nonowner Occupied	17,874	15,821	33,695
Total Real Estate Mortgage Loans	21,805	17,697	39,502
Totals	$27,574	$36,258	$63,832

Loans that have potential weaknesses that warranted a watchlist risk rating at March 31, 2023, totaled $27.6 million, compared to $32.3 million at December 31, 2022. Loans that warranted a substandard risk rating at March 31, 2023 totaled $36.3 million, compared to $28.0 million at December 31, 2022. The increase was primarily due to the downgrade of one loan relationship. Management continues to actively work with these borrowers and closely monitor substandard credits.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $693,000 at March 31, 2023 and $639,000 at December 31, 2022, an increase of $54,000. There were no loans 90 days past due and still accruing as of March 31, 2023 or December 31, 2022 and there were $116,000 foreclosed assets as of March 31, 2023 and no foreclosed assets as of December 31, 2022.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Total Nonaccrual Loans	$693	$639
Total Nonperforming Loans	$693	$639
Plus: Foreclosed Assets	116	—
Total Nonperforming Assets (1)	$809	$639
Total Modified Accruing Loans (2)	9,773	82
Total Nonperforming Assets and Modified Accruing Loans (2)	$10,582	$721
Nonaccrual Loans to Total Loans	0.02%	0.02%
Nonperforming Loans to Total Loans	0.02	0.02
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.02	0.02
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.
(2)	Reflects the balance outstanding at March 31, 2023 of accruing modified loans to borrowers experiencing financial difficulty since adoption of ASU 2022-02. See “Note 1 – Description of the Business and Summary of Significant Accounting Policies” of the Company’s Consolidated

Financial Statements included as part of this report for a discussion for this standard. Periods presented prior to that date reflect the outstanding balance of accruing troubled debt restructures as defined by superseded accounting guidance of ASC 310-40. Accruing loans are those where the Company expects to collect all amounts contractually due.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for credit losses on loans is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans during the three months ended March 31, 2023 and 2022 was $16,000 and $7,000, respectively.

Allowance for Credit Losses

The allowance for credit losses on loans is a reserve established through charges to earnings in the form of a provision for credit losses. The Company maintains an allowance for credit losses at a level management considers adequate to provide for expected lifetime losses in the portfolio. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies all could cause changes to the allowance for credit losses on loans.

At March 31, 2023, the allowance for credit losses on loans was $50.1 million, an increase of $2.2 million from $48.0 million at December 31, 2022. Net charge-offs (recoveries) totaled ($2,000) during the first quarter of 2023 and $3,000 during the first quarter of 2022. The allowance for credit losses on loans as a percentage of total loans was 1.36% at March 31, 2023, compared to 1.34% at December 31, 2022.

The following table presents a summary of net charge-offs for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Net Charge-offs (Recoveries)
Commercial	$(3)	$(2)
Real Estate Mortgage:
1 - 4 Family Mortgage	(1)	(3)
Total Real Estate Mortgage Loans	(1)	(3)
Consumer and Other	2	8
Total Net Charge-offs (Recoveries)	$(2)	$3
Net Charge-offs to Average Loans
Commercial	0.00%	0.00%
Real Estate Mortgage:
1 - 4 Family Mortgage	0.00	0.00
Total Real Estate Mortgage Loans	0.00	0.00
Consumer and Other	0.09	0.42
Total Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.00%	0.00%
Gross Loans, End of Period	$3,684,360	$2,987,967
Average Loans	3,630,446	2,899,985
Allowance to Total Gross Loans	1.36%	1.40%

The following table presents a summary of the allocation of the allowance for credit losses on loans by loan portfolio segment as of the dates indicated:

	March 31,		December 31,
	2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$5,566	11.1%	$6,500	13.5%
Paycheck Protection Program	—	—	1	—
Construction and Land Development	3,169	6.3	3,911	8.1
1-4 Family Construction	806	1.6	845	1.8
Real Estate Mortgage:
1 - 4 Family Mortgage	2,717	5.4	4,325	9.0
Multifamily	20,989	41.8	17,459	36.4
CRE Owner Occupied	1,083	2.2	1,965	4.1
CRE Nonowner Occupied	15,744	31.4	12,576	26.2
Total Real Estate Mortgage Loans	40,533	80.8	36,325	75.7
Consumer and Other	74	0.2	151	0.3
Unallocated	—	—	263	0.6
Total Allowance for Credit Losses	$50,148	100.0%	$47,996	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	March 31, 2023		December 31, 2022		September 30, 2022		June 30, 2022		March 31, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$742,198	21.8%	$884,272	25.9%	$961,084	29.1%	$961,998	30.0%	$835,482	27.5%
Interest Bearing Transaction Deposits	630,037	18.4	451,992	13.2	510,396	15.4	522,151	17.1	598,402	19.7
Savings and Money Market Deposits	913,013	26.8	1,031,873	30.2	1,077,333	32.6	952,138	29.0	890,926	29.3
Time Deposits	266,213	7.8	272,253	8.0	293,052	8.9	272,424	8.5	286,674	9.5
Brokered Deposits	859,662	25.2	776,153	22.7	463,209	14.0	493,242	15.4	424,127	14.0
Total Deposits	$3,411,123	100.0%	$3,416,543	100.0%	$3,305,074	100.0%	$3,201,953	100.0%	$3,035,611	100.0%

Total deposits at March 31, 2023 were $3.41 billion, a decrease of $5.4 million, or 0.2%, compared to total deposits of $3.42 billion at December 31, 2022, and an increase of $375.5 million, or 12.4%, over total deposits of $3.04 billion at March 31, 2022. Deposits decreased slightly in the first quarter of 2023 primarily due to a decrease in noninterest bearing deposits and savings and money market deposits, offset by an increase in interest bearing transaction deposits and brokered deposits. The Company uses brokered deposits as a supplemental funding source, as needed, to support the loan portfolio growth. Uninsured deposits as of March 31, 2023 were 24% of total deposits, down from 38% as of December 31, 2022.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. At March 31, 2023, total brokered deposits were $859.7 million, an increase of $83.5 million, or 10.8%, compared to total brokered deposits of $776.2 million at December 31, 2022.

The following table presents the average balance and average rate paid on each of the following deposit categories as of and for the three months ended March 31, 2023 and 2022:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$813,598	—%	$822,488	—%
Interest Bearing Transaction Deposits	461,372	2.44	566,279	0.43
Savings and Money Market Deposits	1,044,794	2.52	876,580	0.42
Time Deposits < $250,000	179,168	1.61	234,684	1.02
Time Deposits > $250,000	69,006	2.10	54,230	1.17
Brokered Deposits	743,465	3.29	406,648	0.90
Total Deposits	$3,311,403	2.01%	$2,960,909	0.43%

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $818.4 million and $1.32 billion at March 31, 2023 and December 31, 2022, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs as a supplemental funding source for loan growth. The Company had $437.0 million and $287.0 million federal funds purchased as of March 31, 2023 and December 31, 2022, respectively.

Other Borrowings

At March 31, 2023, other borrowings outstanding consisted of FHLB advances of $197.0 million, compared to $97.0 million at December 31, 2022. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $246.8 million and $390.9 million at March 31, 2023 and December 31, 2022, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. On September 1, 2022, the Company entered into a second amendment to the agreement which increased the maximum principal amount of the Company’s revolving line of credit from $25.0 million to $40.0 million and extended the maturity date from February 28, 2023 to September 1, 2024. As of March 31, 2023 and December 31, 2022, the Company had $13.8 million of outstanding balances under the revolving line of credit.

Additionally, the Company has borrowing capacity from other sources. As of March 31, 2023, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $990.7 million and $157.8 million at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company had no outstanding advances from the discount window.

Subordinated Debentures

For additional information, see “Note 8 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at March 31, 2023:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$2,460,671	$—	$—	$—	$2,460,671
Time Deposits	340,742	483,876	125,076	758	950,452
Federal Funds Purchased	437,000	—	—	—	437,000
Notes Payable	—	13,750	—	—	13,750
FHLB Advances	115,500	57,500	24,000	—	197,000
Subordinated Debentures	—	—	—	80,000	80,000
Commitment to Fund Tax Credit Investments	6,926	—	—	—	6,926
Operating Lease Obligations	527	1,060	628	253	2,468
Totals	$3,361,366	$556,186	$149,704	$81,011	$4,148,267

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

Capital

Total shareholders’ equity at March 31, 2023 was $402.0 million, an increase of $7.9 million compared to total shareholders’ equity of $394.1 million at December 31, 2022. The increase was due to net income retained, offset partially by the Day 1 impact of adopting CECL and preferred stock dividends.

Stock Repurchase Program. On August 17, 2022, the Company’s board of directors approved a new stock repurchase program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. The new stock repurchase program replaced and superseded the $40.0 million stock repurchase program, under which approximately $1.6 million remained. The new stock repurchase program will expire on August 16, 2024. At March 31, 2023, no shares had been repurchased under the new plan. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of March 31, 2023. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios were as of the dates indicated:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Company (Consolidated):
Total Risk-based Capital	$547,764	13.25%	$330,826	8.00%	$434,210	10.50%	N/A	N/A
Tier 1 Risk-based Capital	417,037	10.08	248,120	6.00	351,503	8.50	N/A	N/A
Common Equity Tier 1 Capital	350,523	8.48	186,090	4.50	289,473	7.00	N/A	N/A
Tier 1 Leverage Ratio	417,037	9.41	177,320	4.00	177,320	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$521,610	12.62%	$330,694	8.00%	$434,036	10.50%	$413,368	10.00%
Tier 1 Risk-based Capital	469,904	11.37	248,021	6.00	351,363	8.50	330,694	8.00
Common Equity Tier 1 Capital	469,904	11.37	186,015	4.50	289,357	7.00	268,689	6.50
Tier 1 Leverage Ratio	469,904	10.61	177,094	4.00	177,094	4.00	221,368	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Company (Consolidated):
Total Risk-based Capital	$536,352	13.15%	$326,190	8.00%	$428,125	10.50%	N/A	N/A
Tier 1 Risk-based Capital	409,092	10.03	244,643	6.00	346,577	8.50	N/A	N/A
Common Equity Tier 1 Capital	342,578	8.40	183,482	4.50	285,417	7.00	N/A	N/A
Tier 1 Leverage Ratio	409,092	9.55	171,368	4.00	171,368	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$508,760	12.47%	$326,288	8.00%	$428,253	10.50%	$407,860	10.00%
Tier 1 Risk-based Capital	460,404	11.29	244,716	6.00	346,681	8.50	326,288	8.00
Common Equity Tier 1 Capital	460,404	11.29	183,537	4.50	285,502	7.00	265,109	6.50
Tier 1 Leverage Ratio	460,404	10.76	171,113	4.00	171,113	4.00	213,891	5.00

Regulations include a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At March 31, 2023, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$331,954	$377,259	$444,669	$404,065
Letters of Credit	20,924	102,101	20,658	95,111
Totals	$352,878	$479,360	$465,327	$499,176

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

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of March 31, 2023, the Company had no borrowings outstanding through the AFX.

Total on- and off-balance sheet liquidity was $1.92 billion as of March 31, 2023, compared to $1.38 billion at December 31, 2022. During the first quarter of 2023, the Company took various actions to increase its total liquidity by more than $500 million, including pledging loans and securities to create additional borrowing capacity at the Federal Reserve Bank and increasing its cash on the balance sheet. The Company did not utilize the Bank Term Funding Program (BTFP) or Federal Reserve Discount Window during the first quarter of 2023.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	March 31, 2023	December 31, 2022
(dollars in thousands)
Cash and Cash Equivalents	$177,116	$48,090
Securities Available for Sale	559,430	548,613
Less: Pledged Securities	(234,452)	—
Total Primary Liquidity	$502,094	$596,703
Ratio of Primary Liquidity to Total Deposits	14.7%	17.5%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	March 31, 2023	December 31, 2022
(dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$246,795	$390,898
Net Secured Borrowing Capacity with the Federal Reserve Bank	990,685	157,827
Unsecured Borrowing Capacity with Correspondent Lenders	158,000	208,000
Secured Borrowing Capacity with Correspondent Lender	26,250	26,250
Total Secondary Liquidity	$1,421,730	$782,975
Ratio of Primary and Secondary Liquidity to Total Deposits	56.4%	40.4%

During the three months ended March 31, 2023, primary liquidity decreased by $94.6 million due to pledging $234.5 million of securities, partially offset by an increase in cash and cash equivalents, when compared to December 31, 2022. Secondary liquidity increased by $638.8 million as of March 31, 2023, when compared to December 31, 2022, due to an $832.9 million increase in the borrowing capacity with the Federal Reserve Bank, offset partially by a $144.1 million decrease in the borrowing capacity with the FHLB and a $50.0 million decrease in the unsecured borrowing capacity with a correspondent lender.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At March 31, 2023, core deposits totaled approximately $2.47 billion and represented 72.4% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At March 31, 2023, brokered deposits totaled $859.7 million, consisting of $684.2 million of brokered time deposits and $175.4 million of non-maturity brokered money market and transaction accounts. At December 31, 2022, brokered deposits totaled $776.2 million, consisting of $591.9 million of brokered time deposits and $184.3 million of non-maturity brokered money market and transaction accounts.

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

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2023	2022	2022	2022	2022

Pre-Provision Net Revenue
Noninterest Income	$1,943	$1,738	$1,387	$1,650	$1,557
Less: (Gain) Loss on Sales of Securities	56	(30)	—	(52)	—
Less: FHLB Advance Prepayment Income	(299)	—	—	—	—
Total Operating Noninterest Income	1,700	1,708	1,387	1,598	1,557
Plus: Net Interest Income	28,567	32,893	34,095	32,530	30,180
Net Operating Revenue	$30,267	$34,601	$35,482	$34,128	$31,737

Noninterest Expense	$14,183	$15,203	$14,157	$13,752	$13,508
Less: Amortization of Tax Credit Investments	(114)	(114)	(114)	(63)	(117)
Total Operating Noninterest Expense	$14,069	$15,089	$14,043	$13,689	$13,391

Pre-Provision Net Revenue	$16,198	$19,512	$21,439	$20,439	$18,346

Plus:
Non-Operating Revenue Adjustments	243	30	—	52	—
Less:
Provision for Loan Losses	625	1,500	1,500	3,025	1,675
Non-Operating Expense Adjustments	114	114	114	63	117
Provision for Income Taxes	4,060	4,193	5,312	4,521	4,292
Net Income	$11,642	$13,735	$14,513	$12,882	$12,262

Average Assets	$4,405,234	$4,251,345	$3,948,201	$3,743,575	$3,513,798
Pre-Provision Net Revenue Return on Average Assets	1.49%	1.82%	2.15%	2.19%	2.12%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2023	2022	2022	2022	2022

Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$28,947	$33,260	$34,417	$32,806	$30,438
Less: Loan Fees	(998)	(1,100)	(1,400)	(2,030)	(1,743)
Less: PPP Interest and Fees	(2)	(48)	(96)	(263)	(563)
Core Net Interest Income	$27,947	$32,112	$32,921	$30,513	$28,132

Average Interest Earning Assets	4,323,706	4,177,644	3,871,896	3,671,748	3,430,774
Less: Average PPP Loans	(999)	(1,109)	(2,424)	(8,335)	(18,140)
Core Average Interest Earning Assets	$4,322,707	$4,176,535	$3,869,472	$3,663,413	$3,412,634
Core Net Interest Margin	2.62%	3.05%	3.38%	3.34%	3.34%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2023	2022	2022	2022	2022

Efficiency Ratio
Noninterest Expense	$14,183	$15,203	$14,157	$13,752	$13,508
Less: Amortization of Intangible Assets	(48)	(48)	(48)	(47)	(48)
Adjusted Noninterest Expense	$14,135	$15,155	$14,109	$13,705	$13,460
Net Interest Income	28,567	32,893	34,095	32,530	30,180
Noninterest Income	1,943	1,738	1,387	1,650	1,557
Less: Gain on Sales of Securities	56	(30)	—	(52)	—
Adjusted Operating Revenue	$30,566	$34,601	$35,482	$34,128	$31,737
Efficiency Ratio	46.2%	43.8%	39.8%	40.2%	42.4%

Adjusted Efficiency Ratio
Noninterest Expense	$14,183	$15,203	$14,157	$13,752	$13,508
Less: Amortization of Tax Credit Investments	(114)	(114)	(114)	(63)	(117)
Less: Amortization of Intangible Assets	(48)	(48)	(48)	(47)	(48)
Adjusted Noninterest Expense	$14,021	$15,041	$13,995	$13,642	$13,343
Net Interest Income	28,567	32,893	34,095	32,530	30,180
Noninterest Income	1,943	1,738	1,387	1,650	1,557
Less: FHLB Advance Prepayment Income	(299)	—	—	—	—
Less: (Gain) Loss on Sales of Securities	56	(30)	—	(52)	—
Adjusted Operating Revenue	$30,267	$34,601	$35,482	$34,128	$31,737
Adjusted Efficiency Ratio	46.3%	43.5%	39.4%	40.0%	42.0%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2023	2022	2022	2022	2022

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$402,006	$394,064	$382,007	$374,883	$379,441
Less: Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Total Common Shareholders' Equity	335,492	327,550	315,493	308,369	312,927
Less: Intangible Assets	(2,866)	(2,914)	(2,962)	(3,009)	(3,057)
Tangible Common Equity	$332,626	$324,636	$312,531	$305,360	$309,870

Total Assets	$4,602,899	$4,345,662	$4,128,987	$3,883,264	$3,607,920
Less: Intangible Assets	(2,866)	(2,914)	(2,962)	(3,009)	(3,057)
Tangible Assets	$4,600,033	$4,342,748	$4,126,025	$3,880,255	$3,604,863
Tangible Common Equity/Tangible Assets	7.23%	7.48%	7.57%	7.87%	8.60%

Tangible Book Value Per Share
Book Value Per Common Share	$12.05	$11.80	$11.44	$11.14	$11.12
Less: Effects of Intangible Assets	(0.10)	(0.11)	(0.11)	(0.11)	(0.11)
Tangible Book Value Per Common Share	$11.95	$11.69	$11.33	$11.03	$11.01

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$10,629	$12,721	$13,500	$11,868	$11,249

Average Shareholders' Equity	$403,533	$387,589	$384,020	$381,448	$383,024
Less: Average Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Average Common Equity	337,019	321,075	317,506	314,934	316,510
Less: Effects of Average Intangible Assets	(2,894)	(2,941)	(2,989)	(3,037)	(3,084)
Average Tangible Common Equity	$334,125	$318,134	$314,517	$311,897	$313,426
Return on Average Tangible Common Equity	12.90%	15.86%	17.03%	15.26%	14.56%

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At March 31, 2023 and December 31, 2022, these cash flow hedges had a total notional amount of $308.0 million and $288.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2023 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, and 300 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 400 basis points does not provide us with meaningful results and thus is not presented.

(dollars in thousands)	March 31, 2023		December 31, 2022
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$99,085	(18.88)%	$129,621	(4.84)%
+300	104,927	(14.09)	131,357	(3.57)
+200	110,793	(9.29)	133,089	(2.30)
+100	116,465	(4.65)	134,591	(1.20)
0	122,139	—	136,220	—
−100	129,734	6.22	137,641	1.04
−200	137,045	12.20	137,968	1.28
−300	143,968	17.87	138,587	1.74

The table above indicates that as of March 31, 2023, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 18.88% decrease in net interest income. In the event of an immediate 300 basis point decrease in interest rates, the Company would experience a 17.87% increase in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2023, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1.A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the first quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2023	225	$17.40	—	$25,000,000
February 1 - 28, 2023	180	15.23	—	25,000,000
March 1 - 31, 2023	534	14.60	—	25,000,000
Total	939	$15.39	—	$25,000,000
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.

(2)	On August 17, 2022, the Company’s board of directors approved a new stock repurchase program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. The new stock repurchase program replaced and superseded the previous $40.0 million stock repurchase program which expired on October 27, 2022, under which approximately $1.6 million remained. The new stock repurchase program will expire on August 16, 2024. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on April 27, 2023)
3.2	Second Amended and Restated Bylaws of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 on Form 8-K filed on April 27, 2023)
3.3	Statement of Designation of 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on August 17, 2021)
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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended March 31, 2023 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: May 4, 2023	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)