Form 10-Q
period 2023-06-30
Bridgewater Bancshares Inc
filed 2023-08-03
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the Common Stock outstanding as of August 1, 2023 was 27,975,917.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$177,101	$87,043
Bank-Owned Certificates of Deposit	1,225	1,181
Securities Available for Sale, at Fair Value	538,220	548,613
Loans, Net of Allowance for Credit Losses of $50,701 at June 30, 2023 (unaudited) and $47,996 at December 31, 2022	3,677,792	3,512,157
Federal Home Loan Bank (FHLB) Stock, at Cost	21,557	19,606
Premises and Equipment, Net	49,710	48,445
Foreclosed Assets	116	—
Accrued Interest	13,822	13,479
Goodwill	2,626	2,626
Other Intangible Assets, Net	206	288
Bank-Owned Life Insurance	33,958	33,485
Other Assets	86,852	78,739
Total Assets	$4,603,185	$4,345,662

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$751,217	$884,272
Interest Bearing	2,826,715	2,532,271
Total Deposits	3,577,932	3,416,543
Federal Funds Purchased	195,000	287,000
Notes Payable	13,750	13,750
FHLB Advances	262,000	97,000
Subordinated Debentures, Net of Issuance Costs	79,096	78,905
Accrued Interest Payable	2,974	2,831
Other Liabilities	63,307	55,569
Total Liabilities	4,194,059	3,951,598

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at June 30, 2023 (unaudited) and December 31, 2022	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,973,995 at June 30, 2023 (unaudited) and 27,751,950 at December 31, 2022	280	278
Additional Paid-In Capital	99,044	96,529
Retained Earnings	264,196	248,685
Accumulated Other Comprehensive Loss	(20,908)	(17,942)
Total Shareholders' Equity	409,126	394,064
Total Liabilities and Equity	$4,603,185	$4,345,662

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans, Including Fees	$47,721	$34,358	$92,676	$66,102
Investment Securities	6,237	3,325	12,455	6,195
Other	1,043	99	1,862	179
Total Interest Income	55,001	37,782	106,993	72,476

INTEREST EXPENSE
Deposits	22,998	3,456	39,372	6,614
Notes Payable	285	—	548	—
FHLB Advances	2,092	167	2,953	317
Subordinated Debentures	993	1,219	1,976	2,416
Federal Funds Purchased	2,761	410	7,705	419
Total Interest Expense	29,129	5,252	52,554	9,766

NET INTEREST INCOME	25,872	32,530	54,439	62,710
Provision for Credit Losses	50	3,025	675	4,700

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	25,822	29,505	53,764	58,010

NONINTEREST INCOME
Customer Service Fees	368	298	717	579
Net Gain (Loss) on Sales of Available for Sale Securities	50	52	(6)	52
Other Income	997	1,300	2,647	2,576
Total Noninterest Income	1,415	1,650	3,358	3,207

NONINTEREST EXPENSE
Salaries and Employee Benefits	8,589	8,977	17,404	17,671
Occupancy and Equipment	1,075	1,042	2,284	2,127
Other Expense	4,724	3,733	8,883	7,462
Total Noninterest Expense	14,388	13,752	28,571	27,260

INCOME BEFORE INCOME TAXES	12,849	17,403	28,551	33,957
Provision for Income Taxes	3,033	4,521	7,093	8,813
NET INCOME	9,816	12,882	21,458	25,144
Preferred Stock Dividends	(1,014)	(1,014)	(2,027)	(2,027)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,802	$11,868	$19,431	$23,117

EARNINGS PER SHARE
Basic	$0.32	$0.43	$0.70	$0.83
Diluted	0.31	0.41	0.69	0.80

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income	$9,816	$12,882	$21,458	$25,144
Other Comprehensive Loss:
Unrealized Losses on Available for Sale Securities	(9,430)	(15,402)	(4,187)	(38,414)
Unrealized Gains on Cash Flow Hedges	6,573	4,363	2,404	13,392
Reclassification Adjustment for (Gains) Losses Realized in Income	(1,370)	207	(2,381)	630
Income Tax Impact	1,215	1,478	1,198	4,325
Total Other Comprehensive Loss, Net of Tax	(3,012)	(9,354)	(2,966)	(20,067)
Comprehensive Income	$6,804	$3,528	$18,492	$5,077

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Six Months Ended June 30, 2023 and 2022

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Loss	Total

BALANCE March 31, 2022	$66,514	28,150,389	$282	$103,756	$210,596	$(1,707)	$379,441
Stock-based Compensation	—	5,000	—	850	—	—	850
Comprehensive Income (Loss)	—	—	—	—	12,882	(9,354)	3,528
Stock Options Exercised	—	14,750	—	44	—	—	44
Stock Repurchases	—	(492,417)	(5)	(7,954)	—	—	(7,959)
Forfeiture of Restricted Stock Awards	—	(600)	—	(2)	—	—	(2)
Vested Restricted Stock Units	—	600	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(350)	—	(5)	—	—	(5)
Preferred Stock Dividend	—	—	—	—	(1,014)	—	(1,014)
BALANCE June 30, 2022	$66,514	27,677,372	$277	$96,689	$222,464	$(11,061)	$374,883

BALANCE March 31, 2023	$66,514	27,845,244	$278	$97,716	$255,394	$(17,896)	$402,006
Stock-based Compensation	—	12,264	—	972	—	—	972
Comprehensive Income (Loss)	—	—	—	—	9,816	(3,012)	6,804
Stock Options Exercised	—	117,000	2	364	—	—	366
Forfeiture of Restricted Stock Awards		(250)	—	—	—	—	—
Vested Restricted Stock Units	—	600	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(863)	—	(8)	—	—	(8)
Preferred Stock Dividend	—	—	—	—	(1,014)	—	(1,014)
BALANCE June 30, 2023	$66,514	27,973,995	$280	$99,044	$264,196	$(20,908)	$409,126

See accompanying notes to consolidated financial statements.

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Six Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2021	$66,514	28,206,566	$282	$104,123	$199,347	$9,006	$379,272
Stock-based Compensation	—	9,656	—	1,681	—	—	1,681
Comprehensive Income (Loss)	—	—	—	—	25,144	(20,067)	5,077
Preferred Stock Offering, Net of Issuance Costs	—	—	—	—	(2,027)	—	(2,027)
Stock Options Exercised	—	24,750	—	65	—	—	65
Stock Repurchases	—	(563,455)	(5)	(9,157)	—	—	(9,162)
Issuance of Restricted Stock Awards	—	1,100	—	(3)	—	—	(3)
Restricted Shares Withheld for Taxes	—	(1,245)	—	(20)	—	—	(20)
BALANCE June 30, 2022	$66,514	27,677,372	$277	$96,689	$222,464	$(11,061)	$374,883

BALANCE December 31, 2022	$66,514	27,751,950	$278	$96,529	$248,685	$(17,942)	$394,064
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	(3,920)	—	(3,920)
Balance as of January 1, 2023, as Adjusted for Change in Accounting Principle	66,514	27,751,950	278	96,529	244,765	(17,942)	390,144
Stock-based Compensation	—	22,872	—	1,913	—	—	1,913
Comprehensive Income (Loss)	—	—	—	—	21,458	(2,966)	18,492
Stock Options Exercised	—	199,000	2	625	—	—	627
Forfeiture of Restricted Stock Awards	—	(250)	—	—	—	—	—
Vested Restricted Stock Units	—	2,225	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(1,802)	—	(23)	—	—	(23)
Preferred Stock Dividend	—	—	—	—	(2,027)	—	(2,027)
BALANCE June 30, 2023	$66,514	27,973,995	$280	$99,044	$264,196	$(20,908)	$409,126

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$21,458	$25,144
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	212	1,333
Net (Gain) Loss on Sales of Securities Available for Sale	6	(52)
Provision for Credit Losses on Loans	2,050	4,700
Provision (Credit) for Off-Balance Sheet Exposures	(1,375)	—
Depreciation of Premises and Equipment	1,283	1,260
Amortization of Other Intangible Assets	82	96
Amortization of Right-of Use Asset	251	—
Amortization of Subordinated Debt Issuance Costs	191	220
Stock-based Compensation	1,913	1,681
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(6,547)	(4,944)
Accrued Interest Payable and Other Liabilities	3,192	41,788
Net Cash Provided by Operating Activities	22,716	71,226

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-Owned Certificates of Deposit	(44)	738
Proceeds from Sales of Securities Available for Sale	26,976	25,066
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	14,118	18,986
Purchases of Securities Available for Sale	(35,099)	(118,282)
Net Increase in Loans	(167,076)	(406,421)
Net Increase in FHLB Stock	(1,951)	(4,679)
Purchases of Premises and Equipment	(2,548)	(1,159)
Net Cash Used in Investing Activities	(165,624)	(485,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	161,389	255,716
Net (Decrease) Increase in Federal Funds Purchased	(92,000)	86,000
Proceeds from FHLB Advances	318,500	14,000
Principal Payments on FHLB Advances	(153,500)	—
Preferred Stock Dividends Paid	(2,027)	(2,027)
Stock Options Exercised	627	65
Stock Repurchases	—	(9,162)
Forfeiture of Restricted Stock Awards	—	(3)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(23)	(20)
Net Cash Provided by Financing Activities	232,966	344,569

NET CHANGE IN CASH AND CASH EQUIVALENTS	90,058	(69,956)
Cash and Cash Equivalents Beginning	87,043	143,473
Cash and Cash Equivalents Ending	$177,101	$73,517

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$28,795	$9,562
Cash Paid for Income Taxes	5,091	7,955
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net Investment Securities Purchased but Not Settled	$—	$8,738

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three and six-month periods ended June 30, 2023 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2023.

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

Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Information available which could affect judgements includes, but is not limited to, changes in interest rates, changes in the performance of the economy, including elevated levels of inflation and possible recession, and changes in the financial condition of borrowers.

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

1-4 Family Construction: 1-4 family construction loans are generally loans to finance the construction of new structures, additions or alterations to existing structures, or the demolition of existing structures to make way for new structures. 1-4 family construction loans are generally secured by real estate. The primary risk characteristics are specific to the uncertainty on whether the construction will be completed according to the specifications and schedules. Factors that may influence the completion of 1-4 family construction may be customer specific or related to changes in general economic conditions.

1-4 Family Mortgage: 1-4 family mortgage loans are generally loans to finance loans on owner occupied and nonowner occupied properties. 1-4 family mortgage loans are secured by first or second liens on the property. The degree of risk in residential mortgage lending involving owner occupied properties depends primarily on the borrower’s ability to repay and the loan amount in relation to collateral value. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends indicate that the borrower’s capacity to repay their obligations may be deteriorating. 1-4 family mortgage loans include credits to finance nonowner occupied properties used as rentals. These loans can involve additional risks as the borrower’s ability to repay is based on the net operating income from the property which can be impacted by occupancy levels, rental rates, and operating expenses. Declines in net operating income can negatively impact the value of the property which increases the credit risk in the event of default.

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

Management assesses the adequacy of the ACL on loans on a quarterly basis. Management estimates the ACL on loans using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company uses the weighted-average remaining maturity, or WARM, method as the basis for estimating expected credit losses. The WARM method uses a historical average annual charge off rate. This average annual charge off rate contains loss content over a historical lookback period and is used as a foundation for estimating the ACL on loans for the remaining outstanding balances of loans by segment at the balance sheet date. The average annual charge off rate is applied to the contractual term, further adjusted for estimated prepayments, to determine the unadjusted historical charge off rate. The calculation of the unadjusted historical charge off rate is then adjusted for current conditions and for reasonable and supportable forecast periods through qualitative factors prior to being applied to the current balance of the loan segments. Accrued interest receivable on loans available for sale is excluded from the estimate of credit losses.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the pooled evaluations and typically represent collateral dependent loans but may also include other nonperforming loans or modifications. The Company has elected to use the practical expedient to measure individually evaluated loans as collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral. The credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale of the collateral.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU updates guidance in Topic 326 to eliminate the accounting guidance for troubled debt restructurings, or TDRs, by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current period gross write offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivables by year of origination. The Company adopted this standard during the first quarter of 2023 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Subsequent Events

Subsequent events have been evaluated through August 3, 2023, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of stock compensation. For the three and six months ended June 30, 2023, stock options, restricted stock awards and restricted stock units of approximately 1,034,600 and 896,300 shares, respectively, were excluded from the calculation because they were deemed to be anti-dilutive. For the three and six months ended June 30, 2022, stock options, restricted stock awards and restricted stock units of approximately 332,200 and 300,500 shares, respectively, were excluded from the calculation because their effect would have been anti-dilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Net Income Available to Common Shareholders	$8,802	$11,868	$19,431	$23,117
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,886,425	27,839,260	27,807,100	27,980,749
Dilutive Effect of Stock Compensation	312,314	964,582	543,605	1,011,031
Weighted Average Common Stock Outstanding (Dilutive)	28,198,739	28,803,842	28,350,705	28,991,780

Basic Earnings per Common Share	$0.32	$0.43	$0.70	$0.83
Diluted Earnings per Common Share	0.31	0.41	0.69	0.80

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at June 30, 2023 and December 31, 2022:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$2,273	$—	$(24)	$2,249
Municipal Bonds	148,771	—	(21,410)	127,361
Mortgage-Backed Securities	237,397	1,788	(18,259)	220,926
Corporate Securities	127,570	40	(14,264)	113,346
SBA Securities	21,477	325	(116)	21,686
Asset-Backed Securities	52,796	281	(425)	52,652
Total Securities Available for Sale	$590,284	$2,434	$(54,498)	$538,220

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$2,621	$—	$(41)	$2,580
Municipal Bonds	156,506	62	(25,214)	131,354
Mortgage-Backed Securities	252,919	2,465	(17,600)	237,784
Corporate Securities	116,871	45	(7,089)	109,827
SBA Securities	20,957	79	(159)	20,877
Asset-Backed Securities	46,623	188	(620)	46,191
Total Securities Available for Sale	$596,497	$2,839	$(50,723)	$548,613

Securities with a carrying value of $236.2 million at June 30, 2023 were pledged to secure borrowing capacity. The securities portfolio was unencumbered at December 31, 2022.

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022:

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2023
U.S. Treasury Securities	6	$882	$(4)	$1,368	$(20)	$2,250	$(24)
Municipal Bonds	216	24,069	(1,009)	102,012	(20,401)	126,081	(21,410)
Mortgage-Backed Securities	133	70,485	(2,212)	112,979	(16,047)	183,464	(18,259)
Corporate Securities	109	54,225	(4,948)	57,781	(9,316)	112,006	(14,264)
SBA Securities	46	2,308	(5)	7,560	(111)	9,868	(116)
Asset-Backed Securities	19	17,881	(152)	13,491	(273)	31,372	(425)
Total Securities Available for Sale	529	$169,850	$(8,330)	$295,191	$(46,168)	$465,041	$(54,498)

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2022
U.S. Treasury Securities	6	$2,330	$(41)	$—	$—	$2,330	$(41)
Municipal Bonds	225	59,912	(5,321)	69,424	(19,893)	129,336	(25,214)
Mortgage-Backed Securities	130	123,224	(5,427)	62,882	(12,173)	186,106	(17,600)
Corporate Securities	100	88,486	(5,121)	17,054	(1,968)	105,540	(7,089)
SBA Securities	49	2,498	(6)	9,750	(153)	12,248	(159)
Asset-Backed Securities	20	21,919	(396)	6,186	(224)	28,105	(620)
Total Securities Available for Sale	530	$298,369	$(16,312)	$165,296	$(34,411)	$463,665	$(50,723)

Beginning January 1, 2023, the Company evaluates all securities quarterly to determine if any securities in a loss position require an allowance for credit losses on securities in accordance with ASC 326 - Measurement of Credit Losses on Financial Instruments.

At June 30, 2023, 529 debt securities had unrealized losses with aggregate depreciation of approximately 10.5% from the Company’s amortized cost basis. These unrealized losses have not been recognized into income because management does not intend to sell these securities, and it is not more likely than not it will be required to sell the securities before recovery of its amortized cost basis. Furthermore, the unrealized losses are due to changes in interest rates and other market conditions and were not reflective of credit events. To make this determination, consideration is given to such factors as the credit rating of the issuer, level of credit enhancement, changes in credit ratings, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. As of June 30, 2023, there was no allowance for credit losses carried on the Company’s securities portfolio.

Accrued interest receivable on securities, which is recorded within accrued interest on the balance sheet, totaled $3.9 million at June 30, 2023 and is excluded from the estimate of credit losses.

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

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of June 30, 2023. Call date is used when a call of the debt security is expected, as determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
June 30, 2023
Due in One Year or Less	$4,596	$4,557
Due After One Year Through Five Years	37,163	34,943
Due After Five Years Through 10 Years	170,689	150,224
Due After 10 Years	66,166	53,232
Subtotal	278,614	242,956
Mortgage-Backed Securities	237,397	220,926
SBA Securities	21,477	21,686
Asset-Backed Securities	52,796	52,652
Totals	$590,284	$538,220

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Proceeds From Sales of Securities	$7,017	$25,066	$26,976	$25,066
Gross Gains on Sales	50	234	247	234
Gross Losses on Sales	—	(182)	(253)	(182)

Note 4: Loans and Allowance for Credit Losses

The following table presents the components of the loan portfolio at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Commercial	$459,184	$435,344
Paycheck Protection Program	877	1,049
Construction and Land Development	351,069	295,554
1-4 Family Construction	69,648	70,242
Real Estate Mortgage:
1-4 Family Mortgage	400,708	355,474
Multifamily	1,314,524	1,306,738
CRE Owner Occupied	159,088	149,905
CRE Nonowner Occupied	971,532	947,008
Total Real Estate Mortgage Loans	2,845,852	2,759,125
Consumer and Other	9,581	8,132
Total Loans, Gross	3,736,211	3,569,446
Allowance for Credit Losses	(50,701)	(47,996)
Net Deferred Loan Fees	(7,718)	(9,293)
Total Loans, Net	$3,677,792	$3,512,157

The following tables present the aging in past due loans and nonaccrual status, with and without an ACL, by loan segment as of June 30, 2023 and December 31, 2022:

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
June 30, 2023
Commercial	$459,108	$—	$—	$76	$—	$459,184
Paycheck Protection Program	877	—	—	—	—	877
Construction and Land Development	350,977	—	—	—	92	351,069
1-4 Family Construction	69,648	—	—	—	—	69,648
Real Estate Mortgage:
1-4 Family Mortgage	400,708	—	—	—	—	400,708
Multifamily	1,314,524	—	—	—	—	1,314,524
CRE Owner Occupied	158,594	—	—	—	494	159,088
CRE Nonowner Occupied	971,532	—	—	—	—	971,532
Consumer and Other	9,581	—	—	—	—	9,581
Totals	$3,735,549	$—	$—	$76	$586	$3,736,211

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2022
Commercial	$435,274	$70	$—	$—	$—	$435,344
Paycheck Protection Program	1,049	—	—	—	—	1,049
Construction and Land Development	295,448	—	—	—	106	295,554
1-4 Family Construction	70,242	—	—	—	—	70,242
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	36,875	—	—	—	—	36,875
1st REM - 1-4 Family	50,945	—	—	—	—	50,945
LOCs and 2nd REM - Rentals	27,985	—	—	—	—	27,985
1st REM - Rentals	239,553	116	—	—	—	239,669
Multifamily	1,306,738	—	—	—	—	1,306,738
CRE Owner Occupied	149,372	—	—	—	533	149,905
CRE Nonowner Occupied	947,008	—	—	—	—	947,008
Consumer and Other	8,132	—	—	—	—	8,132
Totals	$3,568,621	$186	$—	$—	$639	$3,569,446

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

Loss: Loans classified as loss are considered uncollectible and charged-off immediately.

The following table presents loan balances classified by credit quality indicators by year of origination as of June 30, 2023:

	June 30, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$22,844	$137,617	$57,085	$29,409	$19,509	$6,176	$165,593	$438,233
Watch	27	627	41	—	5	1,864	2,213	4,777
Substandard	76	11,525	13	—	—	79	4,481	16,174
Total Commercial	22,947	149,769	57,139	29,409	19,514	8,119	172,287	459,184
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Paycheck Protection Program
Pass	—	—	877	—	—	—	—	877
Total Paycheck Protection Program	—	—	877	—	—	—	—	877
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Construction and Land Development
Pass	33,825	215,316	82,209	5,153	—	96	12,670	349,269
Watch	1,708	—	—	—	—	—	—	1,708
Substandard	—	92	—	—	—	—	—	92
Total Construction and Land Development	35,533	215,408	82,209	5,153	—	96	12,670	351,069
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	30,980	16,140	942	331	—	—	21,255	69,648
Total 1-4 Family Construction	30,980	16,140	942	331	—	—	21,255	69,648
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:								—
1-4 Family Mortgage
Pass	42,641	119,068	91,113	57,846	19,569	7,664	61,869	399,770
Watch	—	—	—	—	—	670	—	670
Substandard	—	—	—	268	—	—	—	268
Total 1-4 Family Mortgage	42,641	119,068	91,113	58,114	19,569	8,334	61,869	400,708
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	97,776	391,007	455,044	266,810	42,635	49,126	8,884	1,311,282
Watch	—	—	3,242	—	—	—	—	3,242
Total Multifamily	97,776	391,007	458,286	266,810	42,635	49,126	8,884	1,314,524
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	27,446	50,665	41,675	21,028	5,242	10,586	869	157,511
Substandard	204	—	494	—	—	879	—	1,577
Total CRE Owner Occupied	27,650	50,665	42,169	21,028	5,242	11,465	869	159,088
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	101,088	314,651	274,761	93,790	79,301	69,196	6,217	939,004
Watch	712	12,178	3,928	—	—	—	—	16,818
Substandard	9,872	2,528	—	—	3,310	—	—	15,710
Total CRE Nonowner Occupied	111,672	329,357	278,689	93,790	82,611	69,196	6,217	971,532
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	279,739	890,097	870,257	439,742	150,057	138,121	77,839	2,845,852

Consumer and Other
Pass	2,733	353	12	1,544	15	—	4,924	9,581
Total Consumer and Other	2,733	353	12	1,544	15	—	4,924	9,581
Current Period Gross Write-offs	1	—	—	—	—	—	6	7
								—
Total Period Gross Write-offs	1	—	—	—	—	—	6	7
Total Loans	$371,932	$1,271,767	$1,011,436	$476,179	$169,586	$146,336	$288,975	$3,736,211

The following table presents the risk category of loans by loan segment as of December 31, 2022:

	December 31, 2022
(dollars in thousands)	Pass	Watch	Substandard	Total
Commercial	$406,192	$9,477	$19,675	$435,344
Paycheck Protection Program	1,049	—	—	1,049
Construction and Land Development	294,736	712	106	295,554
1-4 Family Construction	70,242	—	—	70,242
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	36,875	—	—	36,875
1st REM - 1-4 Family	50,271	674	—	50,945
LOCs and 2nd REM - Rentals	27,978	7	—	27,985
1st REM - Rentals	239,277	—	392	239,669
Multifamily	1,303,468	3,270	—	1,306,738
CRE Owner Occupied	148,268	—	1,637	149,905
CRE Nonowner Occupied	922,657	18,112	6,239	947,008
Consumer and Other	8,132	—	—	8,132
Totals	$3,509,145	$32,252	$28,049	$3,569,446

The following table presents the activity in the allowance for credit losses, by segment, for the three and six months ended June 30, 2023. On January 1, 2023, the Company adopted CECL, which added $650,000 to the total ACL. Under CECL, the Company recorded a $550,000 and $2.1 million provision for credit losses on loans during the three and six months ended June 30, 2023, compared to a $3.0 million and $4.7 million provision for loan losses in the three and six months ended June 30, 2022, under the incurred loss method.

		Paycheck	Construction				CRE	CRE
		Protection	and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Three Months Ended June 30, 2023
Allowance for Credit Losses:
Beginning Balance	$5,566	$—	$3,169	806	$2,717	$20,989	$1,083	$15,744	$74	$—	$50,148
Provision for Credit Losses	(129)	—	307	(152)	118	175	3	232	(4)	—	550
Loans Charged-off	—	—	—	—	—	—	—	—	(3)	—	(3)
Recoveries of Loans	2	—	—	—	1	—	—	—	3	—	6
Total Ending Allowance Balance	$5,439	$—	$3,476	$654	$2,836	$21,164	$1,086	$15,976	$70	$—	$50,701

Six Months Ended June 30, 2023
Allowance for Credit Losses:
Beginning Balance, Prior to Adoption of CECL	$6,500	$1	$3,911	845	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996
Impact of Adopting CECL	(1,157)	(1)	(1,070)	(235)	(1,778)	3,318	(943)	2,869	(90)	(263)	650
Provision for Credit Losses	91	—	635	44	287	387	64	531	11	—	2,050
Loans Charged-off	—	—	—	—	—	—	—	—	(7)	—	(7)
Recoveries of Loans	5	—	—	—	2	—	—	—	5	—	12
Total Ending Allowance Balance	$5,439	$—	$3,476	$654	$2,836	$21,164	$1,086	$15,976	$70	$—	$50,701

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2022, prepared using the previous GAAP incurred loss method prior to the adoption of CECL:

		Paycheck	Construction				CRE	CRE
		Protection	and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Three Months Ended June 30, 2022
Allowance for Loan Losses:
Beginning Balance	$5,638	$6	$3,707	612	$3,885	$14,083	$1,595	$11,663	$177	$326	$41,692
Provision for Loan Losses	648	(4)	427	26	319	894	325	572	(26)	(156)	3,025
Loans Charged-off	(13)	—	—	—	—	—	—	—	(1)	—	(14)
Recoveries of Loans	2	—	—	—	2	—	—	—	4	—	8
Total Ending Allowance Balance	$6,275	$2	$4,134	$638	$4,206	$14,977	$1,920	$12,235	$154	$170	$44,711

Six Months Ended June 30, 2022
Allowance for Loan Losses:
Beginning Balance	$6,256	$13	$3,139	618	$3,757	$12,610	$1,495	$11,335	$147	$650	$40,020
Provision for Loan Losses	28	(11)	995	20	444	2,367	425	900	12	(480)	4,700
Loans Charged-off	(13)	—	—	—	—	—	—	—	(16)	—	(29)
Recoveries of Loans	4	—	—	—	5	—	—	—	11	—	20
Total Ending Allowance Balance	$6,275	$2	$4,134	$638	$4,206	$14,977	$1,920	$12,235	$154	$170	$44,711

The following tables present the balance in the allowance for credit losses and the recorded investment in loans, by segment, based on impairment method as of June 30, 2023 and December 31, 2022:

		Paycheck	Construction				CRE	CRE
		Protection	and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
ACL at June 30, 2023
Individually Evaluated for Impairment	$75	$—	$—	$—	$—	$—	$—	$—	$—	$—	$75
Collectively Evaluated for Impairment	5,364	—	3,476	654	2,836	21,164	1,086	15,976	70	—	50,626
Totals	$5,439	$—	$3,476	$654	$2,836	$21,164	$1,086	$15,976	$70	$—	$50,701

ALL at December 31, 2022
Individually Evaluated for Impairment	$71	$—	$—	$—	$—	$—	$—	$—	$—	$—	$71
Collectively Evaluated for Impairment	6,429	1	3,911	845	4,325	17,459	1,965	12,576	151	263	47,925
Totals	$6,500	$1	$3,911	$845	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996

		Paycheck	Construction				CRE	CRE
		Protection	and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Loans at June 30, 2023
Individually Evaluated for Impairment	$16,174	$—	$92	$—	$268	$—	$1,577	$15,710	$—	$33,821
Collectively Evaluated for Impairment	443,010	877	350,977	69,648	400,440	1,314,524	157,511	955,822	9,581	3,702,390
Totals	$459,184	$877	$351,069	$69,648	$400,708	$1,314,524	$159,088	$971,532	$9,581	$3,736,211

Loans at December 31, 2022
Individually Evaluated for Impairment	$19,675	$—	$106	$—	$392	$—	$1,637	$6,239	$—	$28,049
Collectively Evaluated for Impairment	415,669	1,049	295,448	70,242	355,082	1,306,738	148,268	940,769	8,132	3,541,397
Totals	$435,344	$1,049	$295,554	$70,242	$355,474	$1,306,738	$149,905	$947,008	$8,132	$3,569,446

The following table presents the amortized cost basis of collateral dependent loans by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of June 30, 2023:

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
June 30, 2023
Commercial	$—	$5,801	$10,373	$16,174	$75
Construction and Land Development	92	—	—	92	—
Real Estate Mortgage:
1-4 Family Mortgage	268	—	—	268	—
CRE Owner Occupied	1,577	—	—	1,577	—
CRE Nonowner Occupied	15,710	—	—	15,710	—
Totals	$17,647	$5,801	$10,373	$33,821	$75

Accrued interest receivable on loans, which is recorded within accrued interest on the balance sheet, totaled $10.0 million at June 30, 2023, and was excluded from the estimate of credit losses.

Effective January 1, 2023, the Company adopted the provision of ASU 2022-02, which eliminated the accounting for TDRs, while expanding loan modification and vintage disclosure requirements. For the three months ended June 30, 2023, there were no loan modifications. For the six months ended June 30, 2023, the Company modified one CRE nonowner occupied loan, with an outstanding balance of $9.8 million, for a borrower experiencing financial difficulty by granting a 12-month extension at a below market rate. There was no forgiveness of principal and this loan was current with its modified terms as of June 30, 2023.

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

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three and six months ended June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Average	Interest	Average	Interest
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$11,156	$154	$12,074	$331
Construction and Land Development	120	—	123	—
Real Estate Mortgage:
1st REM - 1-4 Family	286	4	288	7
CRE Owner Occupied	1,765	16	1,768	33
CRE Nonowner Occupied	2,970	38	2,987	75
Totals	16,297	212	17,240	446

Loans With An Allowance for Loan Losses:
Commercial	85	—	86	1
Real Estate Mortgage:
CRE Nonowner Occupied	12,136	123	12,136	244
Totals	12,221	123	12,222	245
Grand Totals	$28,518	$335	$29,462	$691

Note 5: Deposits

The following table presents the composition of deposits at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Transaction Deposits	$1,470,705	$1,336,264
Savings and Money Market Deposits	860,613	1,031,873
Time Deposits	271,783	272,253
Brokered Deposits	974,831	776,153
Totals	$3,577,932	$3,416,543

Brokered deposits are comprised of brokered transaction and money market accounts of $163.3 million and $184.3 million as of June 30, 2023 and December 31, 2022, respectively.

The following table presents the scheduled maturities of brokered and customer time deposits at June 30, 2023:

June 30,
(dollars in thousands)	2023
Less than 1 Year	$428,409
1 to 2 Years	147,953
2 to 3 Years	362,979
3 to 4 Years	50,437
4 to 5 Years	76,781
Greater than 5 Years	16,730
Totals	$1,083,289

The aggregate amount of time deposits greater than $250,000 was approximately $88.1 million and $92.3 million at June 30, 2023 and December 31, 2022, respectively.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$64,661	$8,075	$65,315	$8,240
Liabilities	64,661	(8,075)	65,315	(8,240)
Total	$129,322	$—	$130,630	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $7.8 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Notional Amount	$183,000	$163,000
Weighted Average Pay Rate	2.00%	1.90%
Weighted Average Receive Rate	5.04%	3.47%
Weighted Average Maturity (Years)	4.55	5.15
Net Unrealized Gain	$8,749	$9,175

The Company purchases interest rate caps, designated as cash flow hedges, of certain deposit liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the three and six months ended June 30, 2023, the company recognized amortization expense on the interest rate caps of $198,000 and $395,000, respectively, which was recorded as a component of interest expense on brokered deposits and FHLB advances. For the three and six months ended June 30, 2022, the company recognized amortization expense on the interest rate caps of $193,000 and $370,000, respectively, which was recorded as a component of interest expense on brokered deposits and FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Notional Amount	$125,000	$125,000
Unamortized Premium Paid	5,476	5,872
Weighted Average Strike Rate	0.96%	0.96%
Weighted Average Maturity (Years)	6.85	7.35

The following table presents a summary of the Company’s interest rate contracts as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$125,000	$10,055	$125,000	$10,477
Liabilities	58,000	(1,306)	38,000	(1,302)
Interest rate cap agreements:
Assets	125,000	19,455	125,000	19,406

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of June 30, 2023 and December 31, 2022, the Company pledged no cash collateral for the Company’s derivative contracts. In addition, as of June 30, 2023 and December 31, 2022, the Company's counterparties pledged cash collateral to the Company of $37.2 million and $36.4 million, respectively.

The following table summarizes gross and net information about derivative instruments that are eligible for offset in the balance sheet at June 30, 2023 and December 31, 2022:

				Gross Amounts Not Offset in the Balance Sheet
			Net Amounts of
	Gross Amounts	Gross Amounts	Assets (Liabilities)
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral	Net Assets
(dollars in thousands)	Assets (Liabilities)	Balance Sheet	Balance Sheet	Instruments	Received (Paid)	(Liabilities)
June 30, 2023
Assets	$37,585	$—	$37,585	$—	$37,193	$392
Liabilities	(9,381)	—	(9,381)	—	—	(9,381)

December 31, 2022
Assets	$38,123	$—	$38,123	$—	$36,353	$1,770
Liabilities	(9,542)	—	(9,542)	—	—	(9,542)

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and six months ended June 30, 2023 and 2022:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2023	2022	2023	2022
Derivatives in	Location of Gain (Loss)	Gain (Loss)		Loss
Cash Flow Hedging	Reclassified	Reclassified from		Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings		AOCI into Earnings
Interest rate swaps	Interest expense	$1,418	$(65)	$2,594	$(312)
Interest rate caps	Interest expense	(97)	(194)	(207)	(370)

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three and six months ended June 30, 2023 and 2022, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 7: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank with aggregate principal balances of $1.33 billion and $1.20 billion at June 30, 2023 and December 31, 2022, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $400.8 million and $390.9 million at June 30, 2023 and December 31, 2022, respectively.

The following table presents FHLB advances, by maturity, at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	4.99%	$115,500	4.30%	$83,000
1 to 2 Years	4.40	47,500	1.05	5,000
2 to 3 Years	4.21	40,000	1.22	5,000
3 to 4 Years	3.65	31,500	0.78	4,000
4 to 5 Years	4.01	27,500	—	—
Totals		$262,000		$97,000

Line of Credit. In 2021, the Company entered into a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that was secured by 100% of the issued and outstanding stock of the Bank. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. As of June 30, 2023 and December 31, 2022, the Company believes it was in compliance with all covenants.

On September 1, 2022, the Company entered into a second amendment to the agreement which increased the maximum principal amount of the Company’s revolving line of credit from $25.0 million to $40.0 million and extended the maturity date from February 28, 2023 to September 1, 2024. As of June 30, 2023 and December 31, 2022, there was an outstanding balance of $13.8 million under the revolving line of credit.

Note 8: Subordinated Debentures

The following table presents a summary of the Company’s subordinated debentures as of June 30, 2023:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	June 30, 2023	December 31, 2022	Rate	Coupon Structure
(dollars in thousands)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	$50,000	$50,000	5.25%	Fixed-to-Floating (1)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	30,000	3.25%	Fixed-to-Floating (2)
Subordinated Debentures				80,000	80,000
Debt Issuance Costs				(904)	(1,095)
Subordinated Debentures, Net of Issuance Costs				$79,096	$78,905
(1)	Migrates to three month term SOFR + 5.13% beginning July 1, 2025 until either the early redemption date or the maturity date.
(2)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the early redemption date or the maturity date.

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

The following table presents commitments outstanding at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Unfunded Commitments Under Lines of Credit	$644,077	$848,734
Letters of Credit	126,012	115,769
Totals	$770,089	$964,503

The Company had outstanding letters of credit with the FHLB in total amounts of $68.2 million and $78.4 million at June 30, 2023 and December 31, 2022, respectively, on behalf of customers and to secure public deposits.

The ACL for off-balance sheet credit exposures was $3.8 million at June 30, 2023 and is separately classified on the balance sheet within other liabilities. Prior to the adoption of CECL, the Company’s ACL for off-balance sheet credit exposures was not material. The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposures for the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2023	June 30, 2023
Allowance for Credit Losses:
Beginning Balance, Prior to Adoption of CECL	$4,335	$360
Impact of Adopting CECL	—	4,850
Provision (Credit) for Off-Balance Sheet Credit Exposures	(500)	(1,375)
Total Ending Balance	$3,835	$3,835

Legal Contingencies

Neither the Company nor any of its subsidiaries is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Bank’s business. The Company does not know of any material proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of June 30, 2023 and December 31, 2022, there were 48,700 and 44,700 shares, respectively, of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). Under the 2019 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of June 30, 2023 and December 31, 2022, there were 128,271 and 231,363 shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

At the 2023 Annual Meeting of Shareholders (the "Annual Meeting") of the Company, which was held on April 25, 2023, the Company's shareholders approved the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (the "2023 EIP"), which the Company's board of directors adopted on February 28, 2023, subject to shareholder approval at the Annual Meeting. Under the 2023 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The Company has not yet made any awards under the 2023 EIP.

Stock Options

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. The following table presents a summary of the status of the Company’s outstanding stock options for the six months ended June 30, 2023:

	June 30, 2023
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,913,444	$9.35
Granted	—	—
Exercised	(199,000)	3.15
Forfeitures	(4,000)	7.47
Outstanding at Period End	1,710,444	$10.08

Options Exercisable at Period End	1,386,194	$8.73

For the three months ended June 30, 2023 and 2022, the Company recognized compensation expense for stock options of $185,000 and $312,000, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized compensation expense for stock options of $371,000 and $600,000, respectively.

The following table presents information pertaining to options outstanding at June 30, 2023:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$3.00 - 3.99	113,500	$3.05	0.6	113,500	$3.05
7.00 - 7.99	895,416	7.47	4.3	895,416	7.47
8.00 - 8.99	17,500	8.76	6.8	11,250	8.76
10.00 - 10.99	10,000	10.08	6.9	7,500	10.08
11.00 - 11.99	85,000	11.27	5.9	58,000	11.29
12.00 - 12.99	263,528	12.90	6.1	197,778	12.90
13.00 - 13.99	25,000	13.22	4.9	25,000	13.22
17.00 - 17.99	300,500	17.50	8.6	77,750	17.50
Totals	1,710,444	$10.08	5.2	1,386,194	$8.73

As of June 30, 2023, there was $1.2 million of total unrecognized compensation cost related to nonvested stock options granted under the 2012 Plan, 2017 Plan and 2019 EIP that is expected to be recognized over a weighted-average period of 2.3 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the six months ended June 30, 2023:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2022	421,375	$4.87
Granted	—	—
Vested	(97,125)	5.05
Forfeited	—	—
Nonvested Options at June 30, 2023	324,250	$4.82

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with forfeitable voting and dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the six months ended June 30, 2023:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Awards at December 31, 2022	38,762	$12.50
Granted	—	—
Vested	(2,785)	10.32
Forfeited	(250)	12.92
Nonvested Awards at June 30, 2023	35,727	$12.67

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended June 30, 2023 and 2022, the Company recognized compensation expense for restricted stock awards of $110,000 and $111,000, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized compensation expense for restricted stock awards of $221,000 and $222,000, respectively.

As of June 30, 2023, there was $209,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 0.5 years.

In addition, during the six months ended June 30, 2023, the Company issued 22,872 shares of unrestricted common stock to non-employee directors, as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to non-employee directors of $236,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the six months ended June 30, 2023:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested Units at December 31, 2022	351,310	$16.30
Granted	82,969	15.59
Vested	(2,225)	16.23
Forfeited	(2,499)	16.54
Nonvested Units at June 30, 2023	429,555	$16.16

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended June 30, 2023 and 2022, the Company recognized compensation expense for restricted stock units of $556,000 and $345,000, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized compensation expense for the restricted stock of $1.1 million and $699,000, respectively.

As of June 30, 2023, there was $5.7 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 2.8 years.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of June 30, 2023 and December 31, 2022:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Company (Consolidated):
Total Risk-based Capital	$558,011	13.50%	$330,738	8.00%	$434,093	10.50%	N/A	N/A
Tier 1 Risk-based Capital	427,202	10.33	248,053	6.00	351,409	8.50	N/A	N/A
Common Equity Tier 1 Capital	360,688	8.72	186,040	4.50	289,395	7.00	N/A	N/A
Tier 1 Leverage Ratio	427,202	9.47	180,506	4.00	180,506	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$533,123	12.91%	$330,417	8.00%	$433,673	10.50%	$413,022	10.00%
Tier 1 Risk-based Capital	481,459	11.66	247,813	6.00	351,069	8.50	330,417	8.00
Common Equity Tier 1 Capital	481,459	11.66	185,860	4.50	289,115	7.00	268,464	6.50
Tier 1 Leverage Ratio	481,459	10.69	180,227	4.00	180,227	4.00	225,284	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Company (Consolidated):
Total Risk-based Capital	$536,352	13.15%	$326,190	8.00%	$428,125	10.50%	N/A	N/A
Tier 1 Risk-based Capital	409,092	10.03	244,643	6.00	346,577	8.50	N/A	N/A
Common Equity Tier 1 Capital	342,578	8.40	183,482	4.50	285,417	7.00	N/A	N/A
Tier 1 Leverage Ratio	409,092	9.55	171,368	4.00	171,368	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$508,760	12.47%	$326,288	8.00%	$428,253	10.50%	$407,860	10.00%
Tier 1 Risk-based Capital	460,404	11.29	244,716	6.00	346,681	8.50	326,288	8.00
Common Equity Tier 1 Capital	460,404	11.29	183,537	4.50	285,502	7.00	265,109	6.50
Tier 1 Leverage Ratio	460,404	10.76	171,113	4.00	171,113	4.00	213,891	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$2,249	$—	$—	$2,249
Municipal Bonds	—	127,361	—	127,361
Mortgage-Backed Securities	—	220,926	—	220,926
Corporate Securities	—	113,346	—	113,346
SBA Securities	—	21,686	—	21,686
Asset-Backed Securities	—	52,652	—	52,652
Interest Rate Caps	—	19,455	—	19,455
Interest Rate Swaps	—	18,130	—	18,130
Total Fair Value of Financial Assets	$2,249	$573,556	$—	$575,805
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$9,381	$—	$9,381
Total Fair Value of Financial Liabilities	$—	$9,381	$—	$9,381

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$2,580	$—	$—	$2,580
Municipal Bonds	—	131,354	—	131,354
Mortgage-Backed Securities	—	237,784	—	237,784
Corporate Securities	—	109,827	—	109,827
SBA Securities	—	20,877	—	20,877
Asset-Backed Securities	—	46,191	—	46,191
Interest Rate Caps	—	19,406	—	19,406
Interest Rate Swaps	—	18,717	—	18,717
Total Fair Value of Financial Assets	$2,580	$584,156	$—	$586,736
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$9,542	$—	$9,542
Total Fair Value of Financial Liabilities	$—	$9,542	$—	$9,542

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at June 30, 2023 and December 31, 2022:

	June 30, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$80	$—	$75
Totals	$—	$80	$—	$75

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$96	$—	$71
Totals	$—	$96	$—	$71

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

The following tables present the carrying amounts and estimated fair values of financial instruments at June 30, 2023 and December 31, 2022:

	June 30, 2023
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$177,101	$177,101	$—	$—	$177,101
Bank-Owned Certificates of Deposit	1,225	—	1,213	—	1,213
Securities Available for Sale	538,220	2,249	535,971	—	538,220
FHLB Stock, at Cost	21,557	—	21,557	—	21,557
Loans, Net	3,677,792	—	3,505,922	—	3,505,922
Accrued Interest Receivable	13,822	—	13,822	—	13,822
Interest Rate Caps	19,455	—	19,455	—	19,455
Interest Rate Swaps	18,130	—	18,130	—	18,130

Financial Liabilities:
Deposits	$3,577,932	$—	$3,554,346	$—	$3,554,346
Federal Funds Purchased	195,000	—	195,000	—	195,000
Notes Payable	13,750	—	13,767	—	13,767
FHLB Advances	262,000	—	261,252	—	261,252
Subordinated Debentures	79,096	—	71,124	—	71,124
Accrued Interest Payable	2,974	—	2,974	—	2,974
Interest Rate Swaps	9,381	—	9,381	—	9,381

	December 31, 2022
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$87,043	$87,043	$—	$—	$87,043
Bank-Owned Certificates of Deposit	1,181	—	1,173	—	1,173
Securities Available for Sale	548,613	2,580	546,033	—	548,613
FHLB Stock, at Cost	19,606	—	19,606	—	19,606
Loans, Net	3,512,157	—	3,314,190	—	3,314,190
Accrued Interest Receivable	13,479	—	13,479	—	13,479
Interest Rate Caps	19,406	—	19,406	—	19,406
Interest Rate Swaps	18,717	—	18,717	—	18,717

Financial Liabilities:
Deposits	$3,416,543	$—	$3,390,416	$—	$3,390,416
Federal Funds Purchased	287,000	—	287,000	—	287,000
Notes Payable	13,750	—	13,473	—	13,473
FHLB Advances	97,000	—	96,061	—	96,061
Subordinated Debentures	78,905	—	70,931	—	70,931
Accrued Interest Payable	2,831	—	2,831	—	2,831
Interest Rate Swaps	9,542	—	9,542	—	9,542

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at June 30, 2023 and December 31, 2022.

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

Note 13: Subsequent Events

On July 26, 2023, the Company’s Board of Directors announced a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), payable on September 1, 2023, to shareholders of record on the Series A Preferred Stock at the close of business on August 15, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2023. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 7, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of recent and anticipated rate increases by the Federal Reserve;
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of changes in interest rates;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including rising rates of inflation and possible recession;
●	loan concentrations in our loan portfolio;
●	the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in the failure of those institutions;
●	the overall health of the local and national real estate market;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for credit losses;
●	new or revised accounting standards, including as a result of the implementation of the new CECL standard;
●	the concentration of large loans to certain borrowers;
●	the concentration of large deposits from certain clients, who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;
●	the ability to successfully manage liquidity risk, which may increase the dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;
●	the composition of the Company’s senior leadership team and the ability to attract and retain key personnel;
●	talent and labor shortages and high rates of employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions and “fintech” companies;
●	the effectiveness of the risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, in response to the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank;
●	risks related to climate change and the negative impact it may have on our customers and their businesses;
●	the imposition of tariffs or other governmental policies impacting the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, or other adverse external events including the Russian invasion of Ukraine;
●	potential impairment to the goodwill the Company recorded in connection with a past acquisition;
●	changes to U.S. or state tax laws, regulations and guidance, including the new 1% excise tax on stock buybacks by publicly traded companies;
●	success at managing the risks involved in the foregoing items; and

●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Bridgewater Bancshares, Inc. with the Securities and Exchange Commission.

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

Operating Results Overview

The following table summarizes certain key financial results as of and for the periods indicated:

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands, except per share data)	2023	2023	2022	2022	2022
Per Common Share Data
Basic Earnings Per Share	$0.32	$0.38	$0.46	$0.49	$0.43
Diluted Earnings Per Share	0.31	0.37	0.45	0.47	0.41
Book Value Per Share	12.25	12.05	11.80	11.44	11.14
Tangible Book Value Per Share (1)	12.15	11.95	11.69	11.33	11.03
Basic Weighted Average Shares Outstanding	27,886,425	27,726,894	27,558,983	27,520,117	27,839,260
Diluted Weighted Average Shares Outstanding	28,198,739	28,490,046	28,527,306	28,592,854	28,803,842
Shares Outstanding at Period End	27,973,995	27,845,244	27,751,950	27,587,978	27,677,372

Selected Performance Ratios
Return on Average Assets (Annualized)	0.88%	1.07%	1.28%	1.46%	1.38%
Pre-Provision Net Revenue Return on Average Assets (Annualized) (1)	1.16	1.49	1.82	2.15	2.19
Return on Average Shareholders' Equity (Annualized)	9.69	11.70	14.06	14.99	13.55
Return on Average Tangible Common Equity (Annualized) (1)	10.48	12.90	15.86	17.03	15.26
Yield on Interest Earning Assets(2)	5.06	4.91	4.67	4.37	4.16
Yield on Total Loans, Gross(2)	5.19	5.06	4.87	4.59	4.45
Cost of Interest Bearing Liabilities	3.59	3.03	2.22	1.30	0.86
Cost of Funds	2.91	2.41	1.67	0.93	0.63
Cost of Total Deposits	2.66	2.01	1.31	0.73	0.46
Net Interest Margin (2)	2.40	2.72	3.16	3.53	3.58
Core Net Interest Margin (1)(2)	2.31	2.62	3.05	3.38	3.34
Efficiency Ratio (1)	52.7	46.2	43.8	39.8	40.2
Noninterest Expense to Average Assets (Annualized)	1.29	1.31	1.42	1.42	1.47
Loan to Deposit Ratio	104.4	108.0	104.5	102.3	100.7
Core Deposits to Total Deposits (3)	70.3	72.4	74.6	83.0	82.9
Tangible Common Equity to Tangible Assets (1)	7.39	7.23	7.48	7.57	7.87
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(3)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2023	2023	2022	2022	2022
Selected Balance Sheet Data
Total Assets	$4,603,185	$4,602,899	$4,345,662	$4,128,987	$3,883,264
Total Loans, Gross	3,736,211	3,684,360	3,569,446	3,380,082	3,225,885
Allowance for Credit Losses	50,701	50,148	47,996	46,491	44,711
Goodwill and Other Intangibles	2,832	2,866	2,914	2,962	3,009

Deposits	3,577,932	3,411,123	3,416,543	3,305,074	3,201,953
Tangible Common Equity (1)	339,780	332,626	324,636	312,531	305,360
Total Shareholders' Equity	409,126	402,006	394,064	382,007	374,883
Average Total Assets - Quarter-to-Date	4,483,662	4,405,234	4,251,345	3,948,201	3,743,575
Average Shareholders' Equity - Quarter-to-Date	406,347	403,533	387,589	384,020	381,448
(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2023	2023	2022	2022	2022
Selected Income Statement Data
Interest Income	$55,001	$51,992	$48,860	$42,359	$37,782
Interest Expense	29,129	23,425	15,967	8,264	5,252
Net Interest Income	25,872	28,567	32,893	34,095	32,530
Provision for Credit Losses	50	625	1,500	1,500	3,025
Net Interest Income after Provision for Credit Losses	25,822	27,942	31,393	32,595	29,505
Noninterest Income	1,415	1,943	1,738	1,387	1,650
Noninterest Expense	14,388	14,183	15,203	14,157	13,752
Income Before Income Taxes	12,849	15,702	17,928	19,825	17,403
Provision for Income Taxes	3,033	4,060	4,193	5,312	4,521
Net Income	9,816	11,642	13,735	14,513	12,882
Preferred Stock Dividends	(1,014)	(1,013)	(1,014)	(1,013)	(1,014)
Net Income Available to Common Shareholders	$8,802	$10,629	$12,721	$13,500	$11,868

Discussion and Analysis of Results of Operations

Net Income

Net income was $9.8 million for the second quarter of 2023, compared to net income of $12.9 million for the second quarter of 2022. Earnings per diluted common share for the second quarter of 2023 were $0.31, compared to $0.41 per diluted common share for the second quarter of 2022. Net income was $21.5 million for the six months ended June 30, 2023, compared to net income of $25.1 million for the six months ended June 30, 2022. Earnings per diluted common share for the six months ended June 30, 2023 was $0.69, compared to $0.80 per diluted common share for the six months ended June 30, 2022.

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

Average Balances and Yields

The following tables present, for the three and six months ended June 30, 2023 and 2022, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	June 30, 2023			June 30, 2022
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$59,963	$587	3.93%	$61,046	$40	0.26%
Investment Securities:
Taxable Investment Securities	568,143	6,000	4.24	417,142	2,696	2.59
Tax-Exempt Investment Securities (1)	27,081	300	4.44	74,261	795	4.30
Total Investment Securities	595,224	6,300	4.24	491,403	3,491	2.85
Paycheck Protection Program Loans (2)	913	2	1.00	8,335	263	12.67
Loans (1)(2)	3,715,621	48,064	5.19	3,099,344	34,205	4.43
Total Loans	3,716,534	48,066	5.19	3,107,679	34,468	4.45
Federal Home Loan Bank Stock	23,330	456	7.84	11,620	59	2.04
Total Interest Earning Assets	4,395,051	55,409	5.06%	3,671,748	38,058	4.16%
Noninterest Earning Assets	88,611			71,827
Total Assets	$4,483,662			$3,743,575
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$683,034	$5,918	3.48%	$552,502	$694	0.50%
Savings and Money Market Deposits	861,947	7,048	3.28	925,354	1,185	0.51
Time Deposits	269,439	1,702	2.53	280,645	665	0.95
Brokered Deposits	896,989	8,330	3.72	403,931	912	0.91
Total Interest Bearing Deposits	2,711,409	22,998	3.40	2,162,432	3,456	0.64
Federal Funds Purchased	210,677	2,761	5.26	137,379	410	1.20
Notes Payable	13,750	285	8.33	—	—	—
FHLB Advances	242,714	2,092	3.46	47,511	167	1.41
Subordinated Debentures	79,041	993	5.04	92,396	1,219	5.29
Total Interest Bearing Liabilities	3,257,591	29,129	3.59%	2,439,718	5,252	0.86%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	755,040			882,477
Other Noninterest Bearing Liabilities	64,684			39,932
Total Noninterest Bearing Liabilities	819,724			922,409
Shareholders' Equity	406,347			381,448
Total Liabilities and Shareholders' Equity	$4,483,662			$3,743,575
Net Interest Income / Interest Rate Spread		26,280	1.47%		32,806	3.30%
Net Interest Margin (3)			2.40%			3.58%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(408)			(276)
Net Interest Income		$25,872			$32,530
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Six Months Ended
	June 30, 2023			June 30, 2022
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$61,599	$1,034	3.38%	$70,718	$66	0.19%
Investment Securities:
Taxable Investment Securities	571,176	11,958	4.22	395,203	4,951	2.53
Tax-Exempt Investment Securities (1)	28,435	629	4.46	72,933	1,574	4.35
Total Investment Securities	599,611	12,587	4.23	468,136	6,525	2.81
Paycheck Protection Program Loans (2)	956	5	1.00	13,210	826	12.61
Loans (1)(2)	3,672,772	93,327	5.12	2,991,195	65,480	4.41
Total Loans	3,673,728	93,332	5.12	3,004,405	66,306	4.45
Federal Home Loan Bank Stock	24,639	828	6.77	8,667	113	2.63
Total Interest Earning Assets	4,359,577	107,781	4.99%	3,551,926	73,010	4.15%
Noninterest Earning Assets	85,087			77,395
Total Assets	$4,444,664			$3,629,321
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$570,964	$8,698	3.07%	$559,352	$1,291	0.47%
Savings and Money Market Deposits	952,865	13,547	2.87	901,102	2,103	0.47
Time Deposits	258,865	2,771	2.16	284,757	1,410	1.00
Brokered Deposits	820,651	14,356	3.53	405,282	1,810	0.90
Total Interest Bearing Deposits	2,603,345	39,372	3.05	2,150,493	6,614	0.62
Federal Funds Purchased	312,329	7,705	4.97	74,340	419	1.14
Notes Payable	13,750	548	8.03	—	—	—
FHLB Advances	185,785	2,953	3.21	45,019	317	1.42
Subordinated Debentures	78,994	1,976	5.05	92,341	2,416	5.28
Total Interest Bearing Liabilities	3,194,203	52,554	3.32%	2,362,193	9,766	0.83%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	786,009			852,648
Other Noninterest Bearing Liabilities	59,504			32,248
Total Noninterest Bearing Liabilities	845,513			884,896
Shareholders' Equity	404,948			382,232
Total Liabilities and Shareholders' Equity	$4,444,664			$3,629,321
Net Interest Income / Interest Rate Spread		55,227	1.67%		63,244	3.32%
Net Interest Margin (3)			2.55%			3.59%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(788)			(534)
Net Interest Income		$54,439			$62,710
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Three Months Ended June 30, 2023
	Compared with
	Three Months Ended June 30, 2022
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$(11)	$558	$547
Investment Securities:
Taxable Investment Securities	1,595	1,709	3,304
Tax-Exempt Investment Securities	(521)	26	(495)
Total Securities	1,074	1,735	2,809
Loans:
Paycheck Protection Program Loans	(19)	(242)	(261)
Loans	7,972	5,887	13,859
Total Loans	7,953	5,645	13,598
Federal Home Loan Bank Stock	229	168	397
Total Interest Earning Assets	$9,245	$8,106	$17,351

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$1,131	$4,093	$5,224
Savings and Money Market Deposits	(518)	6,381	5,863
Time Deposits	(71)	1,108	1,037
Brokered Deposits	4,578	2,840	7,418
Total Deposits	5,120	14,422	19,542
Federal Funds Purchased	960	1,391	2,351
Notes Payable	285	—	285
FHLB Advances	1,682	243	1,925
Subordinated Debentures	(167)	(59)	(226)
Total Interest Bearing Liabilities	7,880	15,997	23,877
Net Interest Income	$1,365	$(7,891)	$(6,526)

	Six Months Ended June 30, 2023
	Compared with
	Six Months Ended June 30, 2022
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$(153)	$1,121	$968
Investment Securities:
Taxable Investment Securities	3,684	3,323	7,007
Tax-Exempt Investment Securities	(985)	40	(945)
Total Securities	2,699	3,363	6,062
Loans:
Paycheck Protection Program Loans	(61)	(760)	(821)
Loans	17,319	10,528	27,847
Total Loans	17,258	9,768	27,026
Federal Home Loan Bank Stock	537	178	715
Total Interest Earning Assets	$20,341	$14,430	$34,771

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$177	$7,230	$7,407
Savings and Money Market Deposits	736	10,708	11,444
Time Deposits	(278)	1,639	1,361
Brokered Deposits	7,266	5,280	12,546
Total Deposits	7,901	24,857	32,758
Federal Funds Purchased	5,871	1,415	7,286
Notes Payable	548	—	548
FHLB Advances	2,238	398	2,636
Subordinated Debentures	(334)	(106)	(440)
Total Interest Bearing Liabilities	16,224	26,564	42,788
Net Interest Income	$4,117	$(12,134)	$(8,017)

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Second Quarter of 2023 Compared to Second Quarter of 2022

Net interest income was $25.9 million for the second quarter of 2023, a decrease of $6.7 million, compared to $32.5 million for the second quarter of 2022. The decrease in net interest income was primarily due to higher rates paid on deposits and increased borrowings in the rising interest rate environment.

Net interest margin (on a fully tax-equivalent basis) for the second quarter of 2023 was 2.40%, a 118 basis point decrease from 3.58% in the second quarter of 2022. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the second quarter of 2023 was 2.31%, a 103 basis point decrease from 3.34% in the second quarter of 2022. The decline in the margin was primarily due to higher funding costs and increased borrowings in the rising interest rate environment, offset partially by higher earning asset yields.

Average interest earning assets for the second quarter of 2023 increased $723.3 million, or 19.7%, to $4.40 billion, from $3.67 billion for the second quarter of 2022. This increase in average interest earning assets was primarily due to continued organic growth in the loan portfolio and purchases of investment securities. Average interest bearing liabilities increased $817.9 million, or 33.5%, to $3.26 billion for the second quarter of 2023, from $2.44 billion for the second quarter of 2022. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing transaction deposits, brokered deposits, federal funds purchased and FHLB advances.

Average interest earning assets produced a tax-equivalent yield of 5.06% for the second quarter of 2023, compared to 4.16% for the second quarter of 2022. The increase in the yield on interest earning assets was primarily due to growth and repricing of the loan and securities portfolios in the rising interest rate environment. The average rate paid on interest bearing liabilities was 3.59% for the second quarter of 2023, compared to 0.86% for the second quarter of 2022, primarily due to the rapid increase in market interest rates that occurred between the periods, which impacted all funding sources.

Interest Income. Total interest income, on a tax-equivalent basis, was $55.4 million for the second quarter of 2023, compared to $38.1 million for the second quarter of 2022. The $17.4 million increase in total interest income on a tax-equivalent basis was primarily due to strong organic growth in the loan portfolio, continued purchases of investment securities, and higher earning asset yields in the rising interest rate environment.

Interest income on loans, on a tax-equivalent basis, was $48.1 million for the second quarter of 2023, compared to $34.5 million for the second quarter of 2022. The $13.6 million increase was primarily due to a 19.6% increase in the average balance of loans outstanding from continued organic loan growth and a 74 basis point increase in yield from the rising interest rate environment.

Loan interest income and loan fees remain the primary contributing factors to the changes in the yield on interest earning assets. The aggregate loan yield, excluding PPP loans, increased to 5.19% in the second quarter of 2023, which was 76 basis points higher than 4.43% in the second quarter of 2022. While loan fees have historically maintained a relatively stable contribution to the aggregate loan yield, the recent periods saw fewer loan prepayments, which historically has accelerated the recognition of loan fees. Despite the decrease in fee recognition, the Company is encouraged that the core loan yield continues to rise as new loan originations and the existing portfolio reprice in the higher rate environment.

The following table presents a summary of interest and fees recognized on loans, excluding PPP loans, for the periods indicated:

	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Interest	5.09%	4.95%	4.74%	4.42%	4.17%
Fees	0.10	0.11	0.12	0.17	0.26
Yield on Loans, Excluding PPP Loans	5.19%	5.06%	4.86%	4.59%	4.43%

Interest Expense. Interest expense on interest bearing liabilities increased $23.9 million, to $29.1 million for the second quarter of 2023, compared to $5.3 million for the second quarter of 2022. The cost of interest bearing liabilities increased 273 basis points from 0.86% in the second quarter of 2022 to 3.59% in the second quarter of 2023, primarily due to higher rates paid on deposits and increased utilization of federal funds purchased and FHLB advances in the rising interest rate environment.

Interest expense on deposits was $23.0 million for the second quarter of 2023, an increase of $19.5 million, from $3.5 million for the second quarter of 2022. The cost of total deposits increased 220 basis points from 0.46% in the second quarter of 2022, to 2.66% in the second quarter of 2023, primarily due to the upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings was $6.1 million for the second quarter of 2023, an increase of $4.3 million from $1.8 million for the second quarter of 2022. This increase was primarily due to higher average balances of federal funds purchased and FHLB advances in the higher interest rate environment.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net interest income was $54.4 million for the six months ended June 30, 2023, a decrease of $8.3 million, or

13.2%, compared to $62.7 million for the six months ended June 30, 2022. The decrease in net interest income was primarily due to higher rates paid on deposits and increased borrowings in the rising interest rate environment.

Net interest margin (on a fully tax-equivalent basis) for the six months ended June 30, 2023 was 2.55%,

compared to 3.59% for the six months ended June 30, 2022, a decrease of 104 basis points. Core net interest margin

(on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the six months ended June 30, 2023 was 2.47%, an 87 basis point decrease from 3.34%

for the six months ended June 30, 2022.

Average interest earning assets for the six months ended June 30, 2023 increased $807.6 million, or 22.7%, to $4.36 billion, from $3.55 billion for the six months ended June 30, 2022. This increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio and continued purchases of investment securities, offset partially by the forgiveness of PPP loans and the reduction of cash balances. Average interest bearing liabilities increased $832.0 million, or 35.2%, to $3.19 billion for the six months ended June 30, 2023, from $2.36 billion for the six months ended June 30, 2022. The increase in average interest bearing liabilities was primarily due to an increase in brokered deposits, federal funds purchased, and FHLB advances.

Average interest earning assets produced a tax-equivalent yield of 4.99% for the six months ended June 30, 2023, compared to 4.15% for the six months ended June 30, 2022. The average rate paid on interest bearing liabilities was 3.32% for the six months ended June 30, 2023, compared to 0.83% for the six months ended

June 30, 2022.

Interest Income. Total interest income on a tax-equivalent basis was $107.8 million for the six months ended June 30, 2023, compared to $73.0 million for the six months ended June 30, 2022. The $34.8 million increase in total interest income on a tax-equivalent basis was primarily due to strong organic growth in the loan portfolio, continued purchases of investment securities, and higher earning asset yields in the rising interest rate environment.

Interest income on the investment securities portfolio, on a fully-tax equivalent basis, increased $6.1 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to an $131.5 million, or 28.1%, increase in average balances and a 142 basis point increase in yield between the periods.

Interest income on loans, on a fully-tax equivalent basis, for the six months ended June 30, 2023 was $93.3 million, compared to $66.3 million for the six months ended June 30, 2022. The $27.0 million increase was primarily due to a 22.3% increase in the average balances of loans outstanding and a 67 basis point increase in yield.

Interest Expense. Interest expense on interest bearing liabilities increased $42.8 million to $52.6 million for the six months ended June 30, 2023, compared to $9.8 million for the six months ended June 30, 2022, primarily due to higher rates paid on deposits and increased utilization of federal funds purchased and FHLB advances in the rising interest rate environment.

Interest expense on deposits increased to $39.4 million for the six months ended June 30, 2023, compared to

$6.6 million for the six months ended June 30, 2022. The $32.8 million increase in interest expense on deposits was primarily due to upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings increased $10.0 million to $13.2 million for the six months ended June 30, 2023, compared to $3.2 million for the six months ended June 30, 2022. This increase was primarily due to higher average balances of federal funds purchased and FHLB advances in the higher interest rate environment.

Provision for Credit Losses

The provision for credit losses on loans was $550,000 for the second quarter of 2023, compared to $3.0 million for the second quarter of 2022. The provision for credit losses on loans was $2.1 million for the six months ended June 30, 2023, compared to $4.7 million for the six months ended June 30, 2022. The provision for credit losses on loans recorded was primarily attributable to the growth of the loan portfolio. The allowance for credit losses on loans to total loans was 1.36% at June 30, 2023, compared to 1.39% at June 30, 2022.

The following table presents a summary of the activity in the allowance for credit losses on loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at Beginning of Period	$50,148	$41,692	$47,996	$40,020
Impact of Adopting CECL	—	—	650	—
Provision for Credit Losses	550	3,025	2,050	4,700
Charge-offs	(3)	(14)	(7)	(29)
Recoveries	6	8	12	20
Balance at End of Period	$50,701	$44,711	$50,701	$44,711

The provision for credit losses for off-balance sheet credit exposures was a negative provision of $500,000 for the second quarter of 2023, compared to zero for the second quarter of 2022. The provision for credit losses for off-balance sheet credit exposures was a negative provision of $1.4 million for the six months ended June 30, 2023, compared to zero for the six months ended June 30, 2022. The negative provision for both periods was due to a reduction in outstanding unfunded commitments primarily attributable to the migration to funded loans. The allowance for credit losses on off-balance sheet credit exposures was $3.8 million at June 30, 2023, compared to $360,000 at December 31, 2022.

The following table presents a summary of the activity in the provision for credit losses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2023	2022	(Decrease)	2023	2022	(Decrease)
Provision for Credit Losses on Loans	$550	$3,025	$(2,475)	$2,050	$4,700	$(2,650)
Provision for Credit Losses for Off-Balance Sheet Credit Exposures	(500)	—	(500)	(1,375)	—	(1,375)
Provision for Credit Losses	$50	$3,025	$(2,975)	$675	$4,700	$(4,025)

Noninterest Income

Noninterest income was $1.4 million for the second quarter of 2023, a decrease of $235,000 from $1.7 million for the second quarter of 2022. The decrease was primarily due to a decrease in letter of credit fees and other income. Noninterest income was $3.4 million for the six months ended June 30, 2023, an increase of $151,000, compared to $3.2 million for the six months ended June 30, 2022. The increase was primarily due to increased customer service fees, letter of credit fees, bank-owned life insurance income, and FHLB prepayment income, offset partially by no recorded swap fees.

The following table presents the major components of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2023	2022	(Decrease)	2023	2022	(Decrease)
Noninterest Income:
Customer Service Fees	$368	$298	$70	$717	$579	$138
Net Gain (Loss) on Sales of Securities	50	52	(2)	(6)	52	(58)
Letter of Credit Fees	379	564	(185)	1,013	806	207
Debit Card Interchange Fees	155	152	3	293	285	8
Swap Fees	—	—	—	—	557	(557)
Bank-Owned Life Insurance	238	149	89	472	297	175
FHLB Prepayment Income	—	—	—	299	—	299
Other Income	225	435	(210)	570	631	(61)
Totals	$1,415	$1,650	$(235)	$3,358	$3,207	$151

Noninterest Expense

Second Quarter of 2023 Compared to Second Quarter of 2022

Noninterest expense was $14.4 million for the second quarter of 2023, an increase of $636,000 from $13.8 million for the second quarter of 2022. The increase was primarily attributable to industry-wide increases in the FDIC insurance assessment and increased derivative collateral fees, offset partially by decreases in salaries and employee benefits and marketing and advertising.

Six months ended June 30, 2023 Compared to Six months ended June 30, 2022

Noninterest expense was $28.6 million for the six months ended June 30, 2023, an increase of $1.3 million, or 4.8%, from $27.3 million for the six months ended June 30, 2022. The increase was primarily attributable to increases in the FDIC insurance assessment and derivative collateral fees, offset partially by decreases in salaries and employee benefits and marketing and advertising.

The Company had 253 full-time equivalent employees at the end of the second quarter of 2023, compared to 236 employees at the end of the second quarter of 2022.

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

The efficiency ratio was 52.7% for the second quarter of 2023, compared to 40.2% for the second quarter of 2022. The efficiency ratio for the six months ended June 30, 2023 and 2022 was 49.3% and 41.2%, respectively. The efficiencies of the Company's "branch-light" model have positioned the Company well to continue navigating a challenging environment for a more spread-based revenue model.

The following table presents the major components of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2023	2022	(Decrease)	2023	2022	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$8,589	$8,977	$(388)	$17,404	$17,671	$(267)
Occupancy and Equipment	1,075	1,042	33	2,284	2,127	157
FDIC Insurance Assessment	900	330	570	1,565	690	875
Data Processing	401	356	45	758	653	105
Professional and Consulting Fees	829	742	87	1,584	1,436	148
Derivative Collateral Fees	404	27	377	784	29	755
Information Technology and Telecommunications	711	594	117	1,394	1,172	222
Marketing and Advertising	321	524	(203)	583	1,150	(567)
Intangible Asset Amortization	34	47	(13)	82	95	(13)
Amortization of Tax Credit Investments	114	63	51	228	180	48
Other Expense	1,010	1,050	(40)	1,905	2,057	(152)
Totals	$14,388	$13,752	$636	$28,571	$27,260	$1,311

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

Income tax expense was $3.0 million for the second quarter of 2023, compared to $4.5 million for the second quarter of 2022. The effective combined federal and state income tax rate for the second quarter of 2023 was 23.6%, compared to 26.0% for the second quarter of 2022. Income tax expense was $7.1 million for the six months ended June 30, 2023, compared to $8.8 million for the six months ended June 30, 2022. The effective combined federal and state income tax rate for the six months ended June 30, 2023 and 2022 was 24.8% and 26.0%, respectively.

Financial Condition

Assets

Total assets at June 30, 2023 were $4.60 billion, an increase of $257.5 million, or 5.9%, over total assets of $4.35 billion at December 31, 2022, and an increase of $719.9 million, or 18.5%, over total assets of $3.88 billion at June 30, 2022. The growth in both periods was primarily due to strong loan growth and an increase in cash and cash equivalents.

Total gross loans at June 30, 2023 were $3.74 billion, an increase of $166.8 million, or 4.7%, over total gross loans of $3.57 billion at December 31, 2022, and an increase of $510.3 million, or 15.8%, over total gross loans of $3.23 billion at June 30, 2022. The increase in the loan portfolio during the second quarter of 2023 was primarily due to funding of existing construction and land development loans and growth in the 1-4 family mortgage segment, offset partially by a decrease in the 1-4 family construction segment. Total gross loans grew on an annualized basis of 5.6% during the second quarter of 2023. While the Company’s loan growth in the second quarter of 2023 remained strong, the pace was moderated slightly due to active balance sheet management to align loan growth with the funding outlook, sales of participations on larger originations to manage growth, and ultimately the impact of the higher interest rate environment on the number of prospective deals that meet underwriting standards.

Investment Securities Portfolio

The investment securities portfolio is used to make various term investments and is intended to provide the Company with adequate liquidity, a source of stable income, and at times, to serve as collateral for certain types of deposits or borrowings. Investment balances in the investment securities portfolio are subject to change over time based on funding needs and interest rate risk management objectives. The liquidity levels take into account anticipated future cash flows and are maintained at levels management believes are appropriate to ensure future flexibility in meeting anticipated funding needs.

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

Securities available for sale were $538.2 million at June 30, 2023, compared to $548.6 million at December 31, 2022, a decrease of $10.4 million or 1.9%. At June 30, 2023, U.S. government agency mortgage-backed securities represented 26.8% of the portfolio, municipal securities represented 23.7% of the portfolio, corporate securities represented 21.1% of the portfolio, U.S. treasury securities represented 0.4% of the portfolio, SBA securities represented 4.0% of the portfolio, other mortgage-backed securities represented 14.2% of the portfolio, and asset-backed securities represented 9.8% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury Securities	$2,273	$2,249	$2,621	$2,580
SBA Securities	21,477	21,686	20,957	20,877
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	45,495	44,367	55,200	54,441
Issued by FNMA and FHLMC	25,280	22,172	26,159	22,960
Other Residential Mortgage-Backed Securities	77,634	67,662	80,299	70,184
Commercial Mortgage-Backed Securities	10,880	10,237	10,993	10,345
All Other Commercial MBS	78,108	76,488	80,268	79,854
Total MBS	237,397	220,926	252,919	237,784
Municipal Securities	148,771	127,361	156,506	131,354
Corporate Securities	127,570	113,346	116,871	109,827
Asset-Backed Securities	52,796	52,652	46,623	46,191
Total	$590,284	$538,220	$596,497	$548,613

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

Total gross loans increased $166.8 million to $3.74 billion at June 30, 2023, compared to $3.57 billion at December 31, 2022, and increased $510.3 million from $3.23 billion at June 30, 2022. As of June 30, 2023, commercial loans increased $23.8 million, construction and land development loans increased $55.5 million, 1-4 family mortgage loans increased $45.2 million and CRE Nonowner Occupied loans increased $24.5 million, compared to December 31, 2022. Collectively, the Company’s annualized loan growth for the six months ended June 30, 2023 was 9.4%.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	June 30, 2023		March 31, 2023		December 31, 2022		September 30, 2022		June 30, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$459,184	12.3%	$454,193	12.3%	$435,344	12.2%	$412,448	12.2%	$403,569	12.5%
Paycheck Protection Program	877	—	963	—	1,049	—	1,192	—	4,860	0.2
Construction and Land Development	351,069	9.4	312,277	8.5	295,554	8.3	280,380	8.3	305,552	9.5
1-4 Family Construction	69,648	1.8	85,797	2.3	70,242	2.0	55,177	1.6	53,639	1.6
Real Estate Mortgage:
1 - 4 Family Mortgage	400,708	10.7	380,210	10.3	355,474	10.0	341,102	10.1	334,815	10.4
Multifamily	1,314,524	35.2	1,320,081	35.8	1,306,738	36.6	1,230,509	36.4	1,087,865	33.7
CRE Owner Occupied	159,088	4.3	158,650	4.3	149,905	4.2	151,088	4.5	142,214	4.4
CRE Nonowner Occupied	971,532	26.0	962,671	26.2	947,008	26.5	900,691	26.7	886,432	27.5
Total Real Estate Mortgage Loans	2,845,852	76.2	2,821,612	76.6	2,759,125	77.3	2,623,390	77.7	2,451,326	76.0
Consumer and Other	9,581	0.3	9,518	0.3	8,132	0.2	7,495	0.2	6,939	0.2
Total Loans, Gross	3,736,211	100.0%	3,684,360	100.0%	3,569,446	100.0%	3,380,082	100.0%	3,225,885	100.0%
Allowance for Credit Losses	(50,701)		(50,148)		(47,996)		(46,491)		(44,711)
Net Deferred Loan Fees	(7,718)		(8,735)		(9,293)		(9,088)		(9,536)
Total Loans, Net	$3,677,792		$3,625,477		$3,512,157		$3,324,503		$3,171,638

The Company’s primary focus throughout its history has been on real estate mortgage lending, which constituted 76.2% of the portfolio as of June 30, 2023. The composition of the portfolio has remained relatively consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of June 30, 2023, investor CRE loans totaled $2.71 billion, consisting of $971.5 million of loans secured by nonowner occupied CRE, $1.31 billion of loans secured by multifamily residential properties, $69.6 million of 1-4 family construction loans and $351.1 million of construction and land development loans. Investor CRE loans represented 72.4% of the total gross loan portfolio and 507.7% of the Bank’s total risk-based capital at June 30, 2023, compared to 73.4% and 514.9%, respectively, at December 31, 2022.

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$166,575	$199,418	$90,174	$3,017
Paycheck Protection Program	—	877	—	—
Construction and Land Development	156,458	121,147	59,668	13,796
1-4 Family Construction	39,714	26,097	3,837	—
Real Estate Mortgage:
1 - 4 Family Mortgage	62,921	247,671	89,462	654
Multifamily	201,400	436,486	608,622	68,016
CRE Owner Occupied	7,331	61,828	89,929	—
CRE Nonowner Occupied	136,275	549,531	285,726	—
Total Real Estate Mortgage Loans	407,927	1,295,516	1,073,739	68,670
Consumer and Other	1,963	7,397	—	221
Total Loans, Gross	$772,637	$1,650,452	$1,227,418	$85,704
Interest Rate Sensitivity:
Fixed Interest Rates	$425,237	$1,329,884	$713,443	$22,715
Floating or Adjustable Rates	347,400	320,568	513,975	62,989
Total Loans, Gross	$772,637	$1,650,452	$1,227,418	$85,704

	As of December 31, 2022
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$137,657	$197,363	$97,259	$3,065
Paycheck Protection Program	—	1,049	—	—
Construction and Land Development	96,702	125,996	66,156	6,700
1-4 Family Construction	54,469	10,510	5,263	—
Real Estate Mortgage:
1 - 4 Family Mortgage	54,499	214,434	85,880	661
Multifamily	157,585	454,880	642,029	52,244
CRE Owner Occupied	5,709	47,894	96,302	—
CRE Nonowner Occupied	120,645	471,656	354,707	—
Total Real Estate Mortgage Loans	338,438	1,188,864	1,178,918	52,905
Consumer and Other	4,921	2,988	—	223
Total Loans, Gross	$632,187	$1,526,770	$1,347,596	$62,893
Interest Rate Sensitivity:
Fixed Interest Rates	$333,898	$1,187,519	$804,838	$11,115
Floating or Adjustable Rates	298,289	339,251	542,758	51,778
Total Loans, Gross	$632,187	$1,526,770	$1,347,596	$62,893

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

The following table presents information on loan classifications at June 30, 2023. The Company had no assets classified as doubtful or loss at June 30, 2023.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$4,777	$16,174	$20,951
Construction and Land Development	1,708	92	1,800
Real Estate Mortgage:
1 - 4 Family Mortgage	670	268	938
Multifamily	3,242	—	3,242
CRE Owner Occupied	—	1,577	1,577
CRE Nonowner Occupied	16,818	15,710	32,528
Total Real Estate Mortgage Loans	20,730	17,555	38,285
Totals	$27,215	$33,821	$61,036

Loans that have potential weaknesses that warranted a watchlist risk rating at June 30, 2023, totaled $27.2 million, compared to $32.3 million at December 31, 2022. Loans that warranted a substandard risk rating at June 30, 2023 totaled $33.8 million, compared to $28.0 million at December 31, 2022. Management continues to actively work with these borrowers and closely monitor substandard credits.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonaccrual loans totaled $662,000 at June 30, 2023 and $639,000 at December 31, 2022, an increase of $23,000. There were no loans 90 days past due and still accruing as of June 30, 2023 or December 31, 2022. There were $116,000 of foreclosed assets as of June 30, 2023 and no foreclosed assets as of December 31, 2022.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Total Nonaccrual Loans	$662	$639
Total Nonperforming Loans	$662	$639
Plus: Foreclosed Assets	116	—
Total Nonperforming Assets (1)	$778	$639
Total Modified Accruing Loans (2)	9,793	82
Total Nonperforming Assets and Modified Accruing Loans (2)	$10,571	$721
Nonaccrual Loans to Total Loans	0.02%	0.02%
Nonperforming Loans to Total Loans	0.02	0.02
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.02	0.02
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.
(2)	Reflects the balance outstanding at June 30, 2023 of accruing modified loans to borrowers experiencing financial difficulty since adoption of ASU 2022-02. See “Note 1 – Description of the Business and Summary of Significant Accounting Policies” of the Company’s Consolidated Financial Statements included as part of this report for a discussion for this standard. Periods presented prior to that date reflect the outstanding balance of accruing troubled debt restructures as defined by superseded accounting guidance of ASC 310-40. Accruing loans are those where the Company expects to collect all amounts contractually due.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for credit losses on loans is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans during the three and six months ended June 30, 2023 was $15,000 and $31,000, respectively.

Allowance for Credit Losses

The allowance for credit losses on loans is a reserve established through charges to earnings in the form of a provision for credit losses. The Company maintains an allowance for credit losses at a level management considers adequate to provide for expected lifetime losses in the portfolio. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies, among other factors, all could cause changes to the allowance for credit losses on loans.

At June 30, 2023, the allowance for credit losses on loans was $50.7 million, an increase of $2.7 million from $48.0 million at December 31, 2022. Net charge-offs (recoveries) totaled ($3,000) during the second quarter of 2023 and $6,000 during the second quarter of 2022. Net charge-offs (recoveries) totaled ($5,000) for the six months ended June 30, 2023 and $9,000 during the six months ended June 30, 2022. The allowance for credit losses on loans as a percentage of total loans was 1.36% at June 30, 2023, compared to 1.34% at December 31, 2022.

The following table presents a summary of net charge-offs for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Net Charge-offs (Recoveries)
Commercial	$(2)	$11	$(5)	$9
Real Estate Mortgage:
1 - 4 Family Mortgage	(1)	(2)	(2)	(5)
Total Real Estate Mortgage Loans	(1)	(2)	(2)	(5)
Consumer and Other	—	(3)	2	5
Total Net Charge-offs (Recoveries)	$(3)	$6	$(5)	$9
Net Charge-offs to Average Loans
Commercial	0.00%	0.01%	0.00%	0.00%
Real Estate Mortgage:
1 - 4 Family Mortgage	0.00	0.00	0.00	0.00
Total Real Estate Mortgage Loans	0.00	0.00	0.00	0.00
Consumer and Other	0.00	(0.16)	0.04	0.13
Total Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.00%	0.00%	0.00%	0.00%
Gross Loans, End of Period	$3,736,211	$3,225,885	$3,736,211	$3,225,885
Average Loans	3,716,534	3,107,679	3,673,728	3,004,405
Allowance to Total Gross Loans	1.36%	1.39%	1.36%	1.39%

The following table presents a summary of the allocation of the allowance for credit losses on loans by loan portfolio segment as of the dates indicated:

	June 30,		December 31,
	2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$5,439	10.7%	$6,500	13.5%
Paycheck Protection Program	—	—	1	—
Construction and Land Development	3,476	6.9	3,911	8.1
1-4 Family Construction	654	1.3	845	1.8
Real Estate Mortgage:
1 - 4 Family Mortgage	2,836	5.6	4,325	9.0
Multifamily	21,164	41.8	17,459	36.4
CRE Owner Occupied	1,086	2.1	1,965	4.1
CRE Nonowner Occupied	15,976	31.5	12,576	26.2
Total Real Estate Mortgage Loans	41,062	81.0	36,325	75.7
Consumer and Other	70	0.1	151	0.3
Unallocated	—	—	263	0.6
Total Allowance for Credit Losses	$50,701	100.0%	$47,996	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	June 30, 2023		March 31, 2023		December 31, 2022		September 30, 2022		June 30, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$751,217	21.0%	$742,198	21.8%	$884,272	25.9%	$961,084	29.1%	$961,998	30.0%
Interest Bearing Transaction Deposits	719,488	20.1	630,037	18.4	451,992	13.2	510,396	15.4	522,151	17.1
Savings and Money Market Deposits	860,613	24.1	913,013	26.8	1,031,873	30.2	1,077,333	32.6	952,138	29.0
Time Deposits	271,783	7.6	266,213	7.8	272,253	8.0	293,052	8.9	272,424	8.5
Brokered Deposits	974,831	27.2	859,662	25.2	776,153	22.7	463,209	14.0	493,242	15.4
Total Deposits	$3,577,932	100.0%	$3,411,123	100.0%	$3,416,543	100.0%	$3,305,074	100.0%	$3,201,953	100.0%

Total deposits at June 30, 2023 were $3.58 billion, an increase of $161.4 million, or 4.7%, compared to total deposits of $3.42 billion at December 31, 2022, and an increase of $376.0 million, or 11.7%, over total deposits of $3.20 billion at June 30, 2022. Deposits increased in the second quarter of 2023 primarily due to inflows of core deposits, defined as deposits excluding brokered deposits and time deposits greater than $250,000, and brokered deposits. Brokered deposits continue to be used as a supplemental funding source, as needed, to support continued loan portfolio growth.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. At June 30, 2023, total brokered deposits were $974.8 million, an increase of $198.7 million, compared to total brokered deposits of $776.2 million at December 31, 2022.

The following table presents the average balance and average rate paid on each of the following deposit categories as of and for the three months ended June 30, 2023 and June 30, 2022:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$755,040	—%	$882,477	—%
Interest Bearing Transaction Deposits	683,034	3.48	552,502	0.50
Savings and Money Market Deposits	861,947	3.28	925,354	0.51
Time Deposits < $250,000	188,318	2.17	228,406	0.92
Time Deposits > $250,000	81,121	3.37	52,239	1.10
Brokered Deposits	896,989	3.72	403,931	0.90
Total Deposits	$3,466,449	2.66%	$3,044,909	0.46%

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $792.2 million, or 22% of total deposits, at June 30, 2023 and $1.32 billion, or 38% of total deposits, at December 31, 2022. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs as a supplemental funding source for loan growth. The Company had $195.0 million and $287.0 million federal funds purchased as of June 30, 2023 and December 31, 2022, respectively.

Other Borrowings

At June 30, 2023, other borrowings outstanding consisted of FHLB advances of $262.0 million, compared to $97.0 million at December 31, 2022. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $400.8 million and $390.9 million at June 30, 2023 and December 31, 2022, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. On September 1, 2022, the Company entered into a second amendment to the agreement which increased the maximum principal amount of the Company’s revolving line of credit from $25.0 million to $40.0 million and extended the maturity date from February 28, 2023 to September 1, 2024. As of June 30, 2023 and December 31, 2022, the Company had $13.8 million of outstanding balances under the revolving line of credit.

Additionally, the Company has borrowing capacity from other sources. As of June 30, 2023, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $986.6 million and $157.8 million at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had no outstanding advances from the discount window or the Bank Term Funding Program (BTFP).

Subordinated Debentures

For additional information, see “Note 8 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at June 30, 2023:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$2,494,643	$—	$—	$—	$2,494,643
Time Deposits	428,409	510,932	127,218	16,730	1,083,289
Federal Funds Purchased	195,000	—	—	—	195,000
Notes Payable	—	13,750	—	—	13,750
FHLB Advances	115,500	87,500	59,000	—	262,000
Subordinated Debentures	—	—	—	80,000	80,000
Commitment to Fund Tax Credit Investments	6,926	—	—	—	6,926
Operating Lease Obligations	499	978	516	180	2,173
Totals	$3,240,977	$613,160	$186,734	$96,910	$4,137,781

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

Capital

Total shareholders’ equity at June 30, 2023 was $409.1 million, an increase of $15.1 million compared to total shareholders’ equity of $394.1 million at December 31, 2022. The increase was due to net income retained, offset partially by the day 1 impact of adopting CECL, preferred stock dividends, and net unrealized losses.

Tangible book value per share, a non-GAAP financial measure, was $12.15 as of June 30, 2023, an increase of 3.9% from $11.69 as of December 31, 2022. The increase occurred despite the market value depreciation of the securities portfolio driven by the rising interest rate environment. Tangible common equity as a percentage of tangible assets, a non-GAAP financial measure, was 7.39% at June 30, 2023, compared to 7.48% at December 31, 2022.

Stock Repurchase Program. The Company has a stock repurchase program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. The stock repurchase program will expire on August 16, 2024. As of June 30, 2023, no shares had been repurchased under the new plan. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2023. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios were as of the dates indicated:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Company (Consolidated):
Total Risk-based Capital	$558,011	13.50%	$330,738	8.00%	$434,093	10.50%	N/A	N/A
Tier 1 Risk-based Capital	427,202	10.33	248,053	6.00	351,409	8.50	N/A	N/A
Common Equity Tier 1 Capital	360,688	8.72	186,040	4.50	289,395	7.00	N/A	N/A
Tier 1 Leverage Ratio	427,202	9.47	180,506	4.00	180,506	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$533,123	12.91%	$330,417	8.00%	$433,673	10.50%	$413,022	10.00%
Tier 1 Risk-based Capital	481,459	11.66	247,813	6.00	351,069	8.50	330,417	8.00
Common Equity Tier 1 Capital	481,459	11.66	185,860	4.50	289,115	7.00	268,464	6.50
Tier 1 Leverage Ratio	481,459	10.69	180,227	4.00	180,227	4.00	225,284	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Company (Consolidated):
Total Risk-based Capital	$536,352	13.15%	$326,190	8.00%	$428,125	10.50%	N/A	N/A
Tier 1 Risk-based Capital	409,092	10.03	244,643	6.00	346,577	8.50	N/A	N/A
Common Equity Tier 1 Capital	342,578	8.40	183,482	4.50	285,417	7.00	N/A	N/A
Tier 1 Leverage Ratio	409,092	9.55	171,368	4.00	171,368	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$508,760	12.47%	$326,288	8.00%	$428,253	10.50%	$407,860	10.00%
Tier 1 Risk-based Capital	460,404	11.29	244,716	6.00	346,681	8.50	326,288	8.00
Common Equity Tier 1 Capital	460,404	11.29	183,537	4.50	285,502	7.00	265,109	6.50
Tier 1 Leverage Ratio	460,404	10.76	171,113	4.00	171,113	4.00	213,891	5.00

Regulations include a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At June 30, 2023, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$270,887	$373,190	$444,669	$404,065
Letters of Credit	17,268	108,744	20,658	95,111
Totals	$288,155	$481,934	$465,327	$499,176

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

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of June 30, 2023, the Company had no borrowings outstanding through the AFX.

Total on- and off-balance sheet liquidity was $1.96 billion as of June 30, 2023, compared to $1.38 billion at December 31, 2022. The Company did not utilize the Bank Term Funding Program (BTFP) or Federal Reserve Discount Window during the second quarter of 2023.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	June 30, 2023	December 31, 2022
(dollars in thousands)
Cash and Cash Equivalents	$138,618	$48,090
Securities Available for Sale	538,220	548,613
Less: Pledged Securities	(236,206)	—
Total Primary Liquidity	$440,632	$596,703
Ratio of Primary Liquidity to Total Deposits	12.3%	17.5%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	June 30, 2023	December 31, 2022
(dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$400,792	$390,898
Net Secured Borrowing Capacity with the Federal Reserve Bank	986,644	157,827
Unsecured Borrowing Capacity with Correspondent Lenders	108,000	208,000
Secured Borrowing Capacity with Correspondent Lender	26,250	26,250
Total Secondary Liquidity	1,521,686	782,975
Total Primary and Secondary Liquidity	$1,962,318	$1,379,678
Ratio of Primary and Secondary Liquidity to Total Deposits	54.8%	40.4%

During the six months ended June 30, 2023, primary liquidity decreased by $156.1 million due to a $10.4 million decrease in securities available for sale and pledging $236.2 million of securities, partially offset by a $90.5 million increase in cash and cash equivalents, when compared to December 31, 2022. Secondary liquidity increased by $738.7 million as of June 30, 2023, when compared to December 31, 2022, due to an $828.8 million increase in the borrowing capacity with the Federal Reserve Bank and a $9.9 million increase in the borrowing capacity with the FHLB, offset partially by a $100.0 million decrease in the unsecured borrowing capacity with correspondent lenders.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At June 30, 2023, core deposits totaled approximately $2.51 billion and represented 70.3% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At June 30, 2023, brokered deposits totaled $974.8 million, consisting of $811.5 million of brokered time deposits and $163.3 million of non-maturity brokered money market and transaction accounts. At December 31, 2022, brokered deposits totaled $776.2 million, consisting of $591.9 million of brokered time deposits and $184.3 million of non-maturity brokered money market and transaction accounts.

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

Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, the Company routinely supplements its evaluation with an analysis of certain non-GAAP financial measures. The Company believes these non-GAAP financial measures, in addition to the related GAAP measures, provide meaningful information to investors to help them understand the Company’s operating performance and trends, and to facilitate comparisons with the performance of peers. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of non-GAAP disclosures used in this report to the comparable GAAP measures are provided in the following tables:

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2023	2023	2022	2022	2022	2023	2022

Pre-Provision Net Revenue
Noninterest Income	$1,415	$1,943	$1,738	$1,387	$1,650	$3,358	$3,207
Less: (Gain) Loss on Sales of Securities	(50)	56	(30)	—	(52)	6	(52)
Less: FHLB Advance Prepayment Income	—	(299)	—	—	—	(299)	—
Total Operating Noninterest Income	1,365	1,700	1,708	1,387	1,598	3,065	3,155
Plus: Net Interest Income	25,872	28,567	32,893	34,095	32,530	54,439	62,710
Net Operating Revenue	$27,237	$30,267	$34,601	$35,482	$34,128	$57,504	$65,865

Noninterest Expense	$14,388	$14,183	$15,203	$14,157	$13,752	$28,571	$27,260
Less: Amortization of Tax Credit Investments	(114)	(114)	(114)	(114)	(63)	(228)	(180)
Total Operating Noninterest Expense	$14,274	$14,069	$15,089	$14,043	$13,689	$28,343	$27,080

Pre-Provision Net Revenue	$12,963	$16,198	$19,512	$21,439	$20,439	$29,161	$38,785

Plus:
Non-Operating Revenue Adjustments	50	243	30	—	52	293	52
Less:
Provision for Credit Losses	50	625	1,500	1,500	3,025	675	4,700
Non-Operating Expense Adjustments	114	114	114	114	63	228	180
Provision for Income Taxes	3,033	4,060	4,193	5,312	4,521	7,093	8,813
Net Income	$9,816	$11,642	$13,735	$14,513	$12,882	$21,458	$25,144

Average Assets	$4,483,662	$4,405,234	$4,251,345	$3,948,201	$3,743,575	$4,444,664	$3,629,321
Pre-Provision Net Revenue Return on Average Assets	1.16%	1.49%	1.82%	2.15%	2.19%	1.32%	2.16%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2023	2023	2022	2022	2022	2023	2022

Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$26,280	$28,947	$33,260	$34,417	$32,806	$55,227	$63,244
Less: Loan Fees	(941)	(998)	(1,100)	(1,400)	(2,030)	(1,939)	(3,773)
Less: PPP Interest and Fees	(3)	(2)	(48)	(96)	(263)	(5)	(826)
Core Net Interest Income	$25,336	$27,947	$32,112	$32,921	$30,513	$53,283	$58,645

Average Interest Earning Assets	$4,395,050	$4,323,706	$4,177,644	$3,871,896	$3,671,748	$4,359,576	$3,551,926
Less: Average PPP Loans	(913)	(999)	(1,109)	(2,424)	(8,335)	(956)	(13,210)
Core Average Interest Earning Assets	$4,394,137	$4,322,707	$4,176,535	$3,869,472	$3,663,413	$4,358,620	$3,538,716
Core Net Interest Margin	2.31%	2.62%	3.05%	3.38%	3.34%	2.47%	3.34%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2023	2023	2022	2022	2022	2023	2022

Efficiency Ratio
Noninterest Expense	$14,388	$14,183	$15,203	$14,157	$13,752	$28,571	$27,260
Less: Amortization of Intangible Assets	(34)	(48)	(48)	(48)	(47)	(82)	(95)
Adjusted Noninterest Expense	$14,354	$14,135	$15,155	$14,109	$13,705	$28,489	$27,165
Net Interest Income	25,872	28,567	32,893	34,095	32,530	54,439	62,710
Noninterest Income	1,415	1,943	1,738	1,387	1,650	3,358	3,207
Less: Gain on Sales of Securities	(50)	56	(30)	—	(52)	6	(52)
Adjusted Operating Revenue	$27,237	$30,566	$34,601	$35,482	$34,128	$57,803	$65,865
Efficiency Ratio	52.7%	46.2%	43.8%	39.8%	40.2%	49.3%	41.2%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2023	2023	2022	2022	2022	2023	2022

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$409,126	$402,006	$394,064	$382,007	$374,883
Less: Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Total Common Shareholders' Equity	342,612	335,492	327,550	315,493	308,369
Less: Intangible Assets	(2,832)	(2,866)	(2,914)	(2,962)	(3,009)
Tangible Common Equity	$339,780	$332,626	$324,636	$312,531	$305,360

Total Assets	$4,603,185	$4,602,899	$4,345,662	$4,128,987	$3,883,264
Less: Intangible Assets	(2,832)	(2,866)	(2,914)	(2,962)	(3,009)
Tangible Assets	$4,600,353	$4,600,033	$4,342,748	$4,126,025	$3,880,255
Tangible Common Equity/Tangible Assets	7.39%	7.23%	7.48%	7.57%	7.87%

Tangible Book Value Per Share
Book Value Per Common Share	$12.25	$12.05	$11.80	$11.44	$11.14
Less: Effects of Intangible Assets	(0.10)	(0.10)	(0.11)	(0.11)	(0.11)
Tangible Book Value Per Common Share	$12.15	$11.95	$11.69	$11.33	$11.03

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$8,802	$10,629	$12,721	$13,500	$11,868	$19,431	$23,117

Average Shareholders' Equity	$406,347	$403,533	$387,589	$384,020	$381,448	$404,948	$382,232
Less: Average Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Average Common Equity	339,833	337,019	321,075	317,506	314,934	338,434	315,718
Less: Effects of Average Intangible Assets	(2,846)	(2,894)	(2,941)	(2,989)	(3,037)	(2,870)	(3,060)
Average Tangible Common Equity	$336,987	$334,125	$318,134	$314,517	$311,897	$335,564	$312,658
Return on Average Tangible Common Equity	10.48%	12.90%	15.86%	17.03%	15.26%	11.68%	14.91%

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At June 30, 2023 and December 31, 2022, these cash flow hedges had a total notional amount of $308.0 million and $288.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2023 and December 31, 2022 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, and 300 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 400 basis points does not provide us with meaningful results and thus is not presented.

(dollars in thousands)	June 30, 2023		December 31, 2022
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$112,732	(7.68)%	$129,621	(4.84)%
+300	115,099	(5.74)	131,357	(3.57)
+200	117,476	(3.80)	133,089	(2.30)
+100	119,809	(1.89)	134,591	(1.20)
0	122,114	—	136,220	—
−100	127,007	4.01	137,641	1.04
−200	131,275	7.50	137,968	1.28
−300	135,818	11.22	138,587	1.74

The table above indicates that as of June 30, 2023, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience an 7.68% decrease in net interest income. In the event of an immediate 300 basis point decrease in interest rates, the Company would experience an 11.22% increase in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2023, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the second quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2023	513	$10.84	—	$25,000,000
May 1-31, 2023	—	—	—	25,000,000
June 1-30, 2023	350	9.11	—	25,000,000
Total	863	$10.14	—	$25,000,000
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.

(2)	On August 17, 2022, the Company’s board of directors approved a new stock repurchase program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. The new stock repurchase program replaced and superseded the previous $40.0 million stock repurchase program which expired on October 27, 2022, under which approximately $1.6 million remained. The new stock repurchase program will expire on August 16, 2024. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On May 15, 2023, Jerry Baack, the Company's Chairman, Chief Executive Officer and President, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on December 14, 2021 for the sale of up to 100,000 shares of the Company’s common stock until December 31, 2023.

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended June 30, 2023 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: August 3, 2023	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)