Form 10-Q
period 2023-09-30
Bridgewater Bancshares Inc
filed 2023-11-02
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the Common Stock outstanding as of October 31, 2023 was 28,000,570.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$124,358	$87,043
Bank-Owned Certificates of Deposit	1,225	1,181
Securities Available for Sale, at Fair Value	553,076	548,613
Loans, Net of Allowance for Credit Losses of $50,585 at September 30, 2023 (unaudited) and $47,996 at December 31, 2022	3,664,464	3,512,157
Federal Home Loan Bank (FHLB) Stock, at Cost	17,056	19,606
Premises and Equipment, Net	49,331	48,445
Accrued Interest	15,182	13,479
Goodwill	2,626	2,626
Other Intangible Assets, Net	197	288
Bank-Owned Life Insurance	34,209	33,485
Other Assets	95,346	78,739
Total Assets	$4,557,070	$4,345,662

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$754,297	$884,272
Interest Bearing	2,921,212	2,532,271
Total Deposits	3,675,509	3,416,543
Federal Funds Purchased	—	287,000
Notes Payable	13,750	13,750
FHLB Advances	294,500	97,000
Subordinated Debentures, Net of Issuance Costs	79,192	78,905
Accrued Interest Payable	3,816	2,831
Other Liabilities	74,343	55,569
Total Liabilities	4,141,110	3,951,598

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at September 30, 2023 (unaudited) and December 31, 2022	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 28,015,505 at September 30, 2023 (unaudited) and 27,751,950 at December 31, 2022	280	278
Additional Paid-In Capital	100,120	96,529
Retained Earnings	272,812	248,685
Accumulated Other Comprehensive Loss	(23,766)	(17,942)
Total Shareholders' Equity	415,960	394,064
Total Liabilities and Equity	$4,557,070	$4,345,662

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans, Including Fees	$48,999	$37,666	$141,675	$103,768
Investment Securities	6,507	4,372	18,962	10,567
Other	1,303	321	3,165	500
Total Interest Income	56,809	42,359	163,802	114,835

INTEREST EXPENSE
Deposits	27,225	5,984	66,597	12,598
Notes Payable	296	—	844	—
FHLB Advances	2,316	329	5,269	646
Subordinated Debentures	1,003	1,242	2,979	3,658
Federal Funds Purchased	548	709	8,253	1,128
Total Interest Expense	31,388	8,264	83,942	18,030

NET INTEREST INCOME	25,421	34,095	79,860	96,805
Provision for (Recovery of) Credit Losses	(600)	1,500	75	6,200

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	26,021	32,595	79,785	90,605

NONINTEREST INCOME
Customer Service Fees	379	313	1,096	892
Net Gain (Loss) on Sales of Available for Sale Securities	—	—	(6)	52
Other Income	1,347	1,074	3,994	3,650
Total Noninterest Income	1,726	1,387	5,084	4,594

NONINTEREST EXPENSE
Salaries and Employee Benefits	9,519	9,449	26,923	27,120
Occupancy and Equipment	1,101	1,086	3,385	3,213
Other Expense	4,730	3,622	13,613	11,084
Total Noninterest Expense	15,350	14,157	43,921	41,417

INCOME BEFORE INCOME TAXES	12,397	19,825	40,948	53,782
Provision for Income Taxes	2,768	5,312	9,861	14,125
NET INCOME	9,629	14,513	31,087	39,657
Preferred Stock Dividends	(1,013)	(1,013)	(3,040)	(3,040)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,616	$13,500	$28,047	$36,617

EARNINGS PER SHARE
Basic	$0.31	$0.49	$1.01	$1.32
Diluted	0.30	0.47	0.99	1.27

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income	$9,629	$14,513	$31,087	$39,657
Other Comprehensive Loss:
Unrealized Losses on Available for Sale Securities	(10,151)	(18,073)	(14,338)	(56,487)
Unrealized Gains on Cash Flow Hedges	7,763	7,725	10,167	21,117
Reclassification Adjustment for (Gains) Losses Realized in Income	(1,623)	(119)	(4,004)	511
Income Tax Impact	1,153	4,808	2,351	9,133
Total Other Comprehensive Loss, Net of Tax	(2,858)	(5,659)	(5,824)	(25,726)
Comprehensive Income	$6,771	$8,854	$25,263	$13,931

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Nine Months Ended September 30, 2023 and 2022

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Loss	Total

BALANCE June 30, 2022	$66,514	27,677,372	$277	$96,689	$222,464	$(11,061)	$374,883
Stock-based Compensation	—	4,744	—	876	—	—	876
Comprehensive Income (Loss)	—	—	—	—	14,513	(5,659)	8,854
Stock Options Exercised	—	3,250	—	41	—	—	41
Stock Repurchases	—	(99,310)	(1)	(1,615)	—	—	(1,616)
Vested Restricted Stock Units	—	3,000	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(1,078)	—	(18)	—	—	(18)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE September 30, 2022	$66,514	27,587,978	$276	$95,973	$235,964	$(16,720)	$382,007

BALANCE June 30, 2023	$66,514	27,973,995	$280	$99,044	$264,196	$(20,908)	$409,126
Stock-based Compensation	—	12,588	—	997	—	—	997
Comprehensive Income (Loss)	—	—	—	—	9,629	(2,858)	6,771
Stock Options Exercised	—	27,000	—	90	—	—	90
Vested Restricted Stock Units	—	3,000	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(1,078)	—	(11)	—	—	(11)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE September 30, 2023	$66,514	28,015,505	$280	$100,120	$272,812	$(23,766)	$415,960

See accompanying notes to consolidated financial statements.

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Nine Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2021	$66,514	28,206,566	$282	$104,123	$199,347	$9,006	$379,272
Stock-based Compensation	—	14,400	—	2,557	—	—	2,557
Comprehensive Income (Loss)	—	—	—	—	39,657	(25,726)	13,931
Stock Options Exercised	—	28,000	—	106	—	—	106
Stock Repurchases	—	(662,765)	(6)	(10,772)	—	—	(10,778)
Forfeiture of Restricted Stock Awards	—	(1,000)	—	(3)	—	—	(3)
Vested Restricted Stock Units	—	5,100	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(2,323)	—	(38)	—	—	(38)
Preferred Stock Dividend	—	—	—	—	(3,040)	—	(3,040)
BALANCE September 30, 2022	$66,514	27,587,978	$276	$95,973	$235,964	$(16,720)	$382,007

BALANCE December 31, 2022	$66,514	27,751,950	$278	$96,529	$248,685	$(17,942)	$394,064
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	(3,920)	—	(3,920)
Balance as of January 1, 2023, as Adjusted for Change in Accounting Principle	66,514	27,751,950	278	96,529	244,765	(17,942)	390,144
Stock-based Compensation	—	35,460	—	2,910	—	—	2,910
Comprehensive Income (Loss)	—	—	—	—	31,087	(5,824)	25,263
Stock Options Exercised	—	226,000	2	715	—	—	717
Forfeiture of Restricted Stock Awards	—	(250)	—	—	—	—	—
Vested Restricted Stock Units	—	5,225	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(2,880)	—	(34)	—	—	(34)
Preferred Stock Dividend	—	—	—	—	(3,040)	—	(3,040)
BALANCE September 30, 2023	$66,514	28,015,505	$280	$100,120	$272,812	$(23,766)	$415,960

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$31,087	$39,657
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	196	1,712
Net (Gain) Loss on Sales of Securities Available for Sale	6	(52)
Provision for Credit Losses on Loans	2,050	6,200
Credit for Off-Balance Sheet Exposures	(1,975)	—
Depreciation of Premises and Equipment	1,901	1,911
Amortization of Other Intangible Assets	91	143
Amortization of Right-of Use Asset	396	—
Amortization of Subordinated Debt Issuance Costs	287	320
Stock-based Compensation	2,910	2,557
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(8,923)	(7,859)
Accrued Interest Payable and Other Liabilities	10,457	35,780
Net Cash Provided by Operating Activities	38,483	80,369

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) Decrease in Bank-Owned Certificates of Deposit	(44)	694
Proceeds from Sales of Securities Available for Sale	26,976	25,066
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	23,812	30,253
Purchases of Securities Available for Sale	(63,777)	(210,432)
Net Increase in Loans	(155,123)	(560,786)
Net Decrease (Increase) in FHLB Stock	2,550	(10,361)
Purchases of Premises and Equipment	(2,787)	(1,457)
Proceeds from Sales of Foreclosed Assets	116	—
Purchase of Bank-Owned Life Insurance	—	(7,407)
Net Cash Used in Investing Activities	(168,277)	(734,430)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	258,966	358,837
Net (Decrease) Increase in Federal Funds Purchased	(287,000)	212,000
Proceeds from FHLB Advances	486,500	29,000
Principal Payments on FHLB Advances	(289,000)	—
Preferred Stock Dividends Paid	(3,040)	(3,040)
Stock Options Exercised	717	106
Stock Repurchases	—	(10,778)
Forfeiture of Restricted Stock Awards	—	(3)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(34)	(38)
Net Cash Provided by Financing Activities	167,109	586,084

NET CHANGE IN CASH AND CASH EQUIVALENTS	37,315	(67,977)
Cash and Cash Equivalents Beginning	87,043	143,473
Cash and Cash Equivalents Ending	$124,358	$75,496

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$82,670	$16,905
Cash Paid for Income Taxes	8,931	14,155
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net Investment Securities Purchased but Not Settled	6,007	5,731

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three and nine-month periods ended September 30, 2023 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2023.

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

Changes in the ACL on securities are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on securities available for sale is excluded from the estimate of credit losses.

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

Off-Balance Sheet Credit Exposures

The Company maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments, financial guarantees, and letters of credit, which is included in other liabilities on the consolidated balance sheet, unless the obligation is unconditionally cancellable. The ACL on off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated life of such commitments. The allowance is calculated using the same aggregate reserve rates calculated for the funded portion of the loan segment and applied to the amount of commitments expected to fund.

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

Impact of Recently Issued Accounting Guidance

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU was issued to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB issued guidance clarifies the accounting for leasehold improvements associated with common control leases, by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023 and are not expected to have a material impact on the Company’s consolidated financial statements.

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

Subsequent Events

Subsequent events have been evaluated through November 2, 2023, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of stock compensation. For the three and nine months ended September 30, 2023, stock options, restricted stock awards and restricted stock units of approximately 1,152,100 and 1,042,500 shares, respectively, were excluded from the calculation because they were deemed to be anti-dilutive. For the three and nine months ended September 30, 2022, stock options, restricted stock awards and restricted stock units of approximately 300,500 shares were excluded from the calculation because their effect would have been anti-dilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Net Income Available to Common Shareholders	$8,616	$13,500	$28,047	$36,617
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,943,409	27,520,117	27,853,036	27,825,517
Dilutive Effect of Stock Compensation	368,369	1,072,737	486,816	1,057,184
Weighted Average Common Stock Outstanding (Dilutive)	28,311,778	28,592,854	28,339,852	28,882,701

Basic Earnings per Common Share	$0.31	$0.49	$1.01	$1.32
Diluted Earnings per Common Share	0.30	0.47	0.99	1.27

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at September 30, 2023 and December 31, 2022:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$2,883	$—	$(19)	$2,864
Municipal Bonds	148,725	—	(26,228)	122,497
Mortgage-Backed Securities	233,920	137	(23,682)	210,375
Corporate Securities	134,369	268	(12,920)	121,717
SBA Securities	19,779	312	(125)	19,966
Asset-Backed Securities	75,616	388	(347)	75,657
Total Securities Available for Sale	$615,292	$1,105	$(63,321)	$553,076

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$2,621	$—	$(41)	$2,580
Municipal Bonds	156,506	62	(25,214)	131,354
Mortgage-Backed Securities	252,919	2,465	(17,600)	237,784
Corporate Securities	116,871	45	(7,089)	109,827
SBA Securities	20,957	79	(159)	20,877
Asset-Backed Securities	46,623	188	(620)	46,191
Total Securities Available for Sale	$596,497	$2,839	$(50,723)	$548,613

Securities with a carrying value of $164.3 million at September 30, 2023 were pledged to secure borrowing capacity. The securities portfolio was unencumbered at December 31, 2022.

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022:

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2023
U.S. Treasury Securities	5	$886	$(5)	$880	$(14)	$1,766	$(19)
Municipal Bonds	218	8,358	(232)	114,139	(25,996)	122,497	(26,228)
Mortgage-Backed Securities	140	68,938	(2,205)	135,408	(21,477)	204,346	(23,682)
Corporate Securities	109	18,899	(1,024)	94,731	(11,896)	113,630	(12,920)
SBA Securities	47	2,319	(6)	6,811	(119)	9,130	(125)
Asset-Backed Securities	16	17,215	(130)	14,173	(217)	31,388	(347)
Total Securities Available for Sale	535	$116,615	$(3,602)	$366,142	$(59,719)	$482,757	$(63,321)

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2022
U.S. Treasury Securities	6	$2,330	$(41)	$—	$—	$2,330	$(41)
Municipal Bonds	225	59,912	(5,321)	69,424	(19,893)	129,336	(25,214)
Mortgage-Backed Securities	130	123,224	(5,427)	62,882	(12,173)	186,106	(17,600)
Corporate Securities	100	88,486	(5,121)	17,054	(1,968)	105,540	(7,089)
SBA Securities	49	2,498	(6)	9,750	(153)	12,248	(159)
Asset-Backed Securities	20	21,919	(396)	6,186	(224)	28,105	(620)
Total Securities Available for Sale	530	$298,369	$(16,312)	$165,296	$(34,411)	$463,665	$(50,723)

Beginning January 1, 2023, the Company evaluates all securities quarterly to determine if any securities in a loss position require an allowance for credit losses on securities in accordance with ASC 326 - Measurement of Credit Losses on Financial Instruments.

At September 30, 2023, 535 debt securities had unrealized losses with aggregate depreciation of approximately 11.6% from the Company’s amortized cost basis. These unrealized losses have not been recognized into income because management does not intend to sell these securities, and it is not more likely than not it will be required to sell the securities before recovery of its amortized cost basis. Furthermore, the unrealized losses are due to changes in interest rates and other market conditions and were not reflective of credit events. To make this determination, consideration is given to such factors as the credit rating of the issuer, level of credit enhancement, changes in credit ratings, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. As of September 30, 2023, there was no allowance for credit losses carried on the Company’s securities portfolio.

Accrued interest receivable on securities, which is recorded within accrued interest on the balance sheet, totaled $4.3 million at September 30, 2023 and is excluded from the estimate of credit losses.

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

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of September 30, 2023. Call date is used when a call of the debt security is expected, as determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
September 30, 2023
Due in One Year or Less	$9,779	$9,833
Due After One Year Through Five Years	44,811	42,665
Due After Five Years Through 10 Years	179,590	155,444
Due After 10 Years	51,797	39,136
Subtotal	285,977	247,078
Mortgage-Backed Securities	233,920	210,375
SBA Securities	19,779	19,966
Asset-Backed Securities	75,616	75,657
Totals	$615,292	$553,076

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Proceeds From Sales of Securities	$—	$—	$26,976	$25,066
Gross Gains on Sales	—	—	247	234
Gross Losses on Sales	—	—	(253)	(182)

Note 4: Loans and Allowance for Credit Losses

The following table presents the components of the loan portfolio at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Commercial	$459,063	$435,344
Paycheck Protection Program	791	1,049
Construction and Land Development	294,818	295,554
1-4 Family Construction	64,463	70,242
Real Estate Mortgage:
1-4 Family Mortgage	404,716	355,474
Multifamily	1,378,669	1,306,738
CRE Owner Occupied	159,485	149,905
CRE Nonowner Occupied	951,263	947,008
Total Real Estate Mortgage Loans	2,894,133	2,759,125
Consumer and Other	9,003	8,132
Total Loans, Gross	3,722,271	3,569,446
Allowance for Credit Losses	(50,585)	(47,996)
Net Deferred Loan Fees	(7,222)	(9,293)
Total Loans, Net	$3,664,464	$3,512,157

The following tables present the aging in past due loans and nonaccrual status, with and without an ACL, by loan segment as of September 30, 2023 and December 31, 2022:

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
September 30, 2023
Commercial	$458,883	$11	$—	$74	$95	$459,063
Paycheck Protection Program	791	—	—	—	—	791
Construction and Land Development	294,732	—	—	—	86	294,818
1-4 Family Construction	64,463	—	—	—	—	64,463
Real Estate Mortgage:
1-4 Family Mortgage	404,716	—	—	—	—	404,716
Multifamily	1,378,669	—	—	—	—	1,378,669
CRE Owner Occupied	158,991	—	—	—	494	159,485
CRE Nonowner Occupied	951,263	—	—	—	—	951,263
Consumer and Other	9,003	—	—	—	—	9,003
Totals	$3,721,511	$11	$—	$74	$675	$3,722,271

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2022
Commercial	$435,274	$70	$—	$—	$—	$435,344
Paycheck Protection Program	1,049	—	—	—	—	1,049
Construction and Land Development	295,448	—	—	—	106	295,554
1-4 Family Construction	70,242	—	—	—	—	70,242
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	36,875	—	—	—	—	36,875
1st REM - 1-4 Family	50,945	—	—	—	—	50,945
LOCs and 2nd REM - Rentals	27,985	—	—	—	—	27,985
1st REM - Rentals	239,553	116	—	—	—	239,669
Multifamily	1,306,738	—	—	—	—	1,306,738
CRE Owner Occupied	149,372	—	—	—	533	149,905
CRE Nonowner Occupied	947,008	—	—	—	—	947,008
Consumer and Other	8,132	—	—	—	—	8,132
Totals	$3,568,621	$186	$—	$—	$639	$3,569,446

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

Loss: Loans classified as loss are considered uncollectible and charged-off immediately.

The following table presents loan balances classified by credit quality indicators by year of origination as of September 30, 2023:

	September 30, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$47,507	$141,694	$39,407	$25,556	$19,018	$4,735	$160,955	$438,872
Watch	7	332	38	—	3	1,796	2,184	4,360
Substandard	76	11,462	11	—	—	62	4,220	15,831
Total Commercial	47,590	153,488	39,456	25,556	19,021	6,593	167,359	459,063
Current Period Gross Write-offs	96	—	—	—	—	—	—	96

Paycheck Protection Program
Pass	—	—	791	—	—	—	—	791
Total Paycheck Protection Program	—	—	791	—	—	—	—	791
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Construction and Land Development
Pass	37,814	194,143	48,288	5,021	—	91	9,375	294,732
Substandard	—	86	—	—	—	—	—	86
Total Construction and Land Development	37,814	194,229	48,288	5,021	—	91	9,375	294,818
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	33,966	13,594	935	358	—	—	15,610	64,463
Total 1-4 Family Construction	33,966	13,594	935	358	—	—	15,610	64,463
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:								—
1-4 Family Mortgage
Pass	61,412	109,495	87,381	55,250	19,059	4,880	66,575	404,052
Watch	—	—	—	—	—	1	—	1
Substandard	—	—	—	—	—	663	—	663
Total 1-4 Family Mortgage	61,412	109,495	87,381	55,250	19,059	5,544	66,575	404,716
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	136,071	437,174	473,938	230,980	42,344	46,635	8,598	1,375,740
Watch	2,929	—	—	—	—	—	—	2,929
Total Multifamily	139,000	437,174	473,938	230,980	42,344	46,635	8,598	1,378,669
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	31,090	48,727	41,274	20,827	5,076	9,728	1,194	157,916
Substandard	200	—	494	—	—	875	—	1,569
Total CRE Owner Occupied	31,290	48,727	41,768	20,827	5,076	10,603	1,194	159,485
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	123,283	297,158	256,990	84,384	78,708	68,128	5,553	914,204
Watch	6,176	10,173	3,238	—	—	—	—	19,587
Substandard	9,780	4,408	—	—	3,284	—	—	17,472
Total CRE Nonowner Occupied	139,239	311,739	260,228	84,384	81,992	68,128	5,553	951,263
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	370,941	907,135	863,315	391,441	148,471	130,910	81,920	2,894,133

Consumer and Other
Pass	2,744	290	10	1,501	11	—	4,447	9,003
Total Consumer and Other	2,744	290	10	1,501	11	—	4,447	9,003
Current Period Gross Write-offs	2	—	—	—	—	—	31	33

Total Period Gross Write-offs	98	—	—	—	—	—	31	129
Total Loans	$493,055	$1,268,736	$952,795	$423,877	$167,503	$137,594	$278,711	$3,722,271

The following table presents the risk category of loans by loan segment as of December 31, 2022:

	December 31, 2022
(dollars in thousands)	Pass	Watch	Substandard	Total
Commercial	$406,192	$9,477	$19,675	$435,344
Paycheck Protection Program	1,049	—	—	1,049
Construction and Land Development	294,736	712	106	295,554
1-4 Family Construction	70,242	—	—	70,242
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	36,875	—	—	36,875
1st REM - 1-4 Family	50,271	674	—	50,945
LOCs and 2nd REM - Rentals	27,978	7	—	27,985
1st REM - Rentals	239,277	—	392	239,669
Multifamily	1,303,468	3,270	—	1,306,738
CRE Owner Occupied	148,268	—	1,637	149,905
CRE Nonowner Occupied	922,657	18,112	6,239	947,008
Consumer and Other	8,132	—	—	8,132
Totals	$3,509,145	$32,252	$28,049	$3,569,446

The following table presents the activity in the allowance for credit losses, by segment, for the three and nine months ended September 30, 2023. On January 1, 2023, the Company adopted CECL, which added $650,000 to the total ACL. Under CECL, the Company recorded a $0 and $2.1 million provision for credit losses on loans during the three and nine months ended September 30, 2023, respectively, compared to a $1.5 million and $6.2 million provision for loan losses in the three and nine months ended September 30, 2022, respectively, under the incurred loss method.

		Paycheck	Construction				CRE	CRE
		Protection	and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Three Months Ended September 30, 2023
Allowance for Credit Losses for Loans:
Beginning Balance	$5,439	$—	$3,476	$654	$2,836	$21,164	$1,086	$15,976	$70	$—	$50,701
Provision for Credit Losses for Loans	151	—	(704)	(80)	22	1,052	3	(464)	20	—	—
Loans Charged-off	(96)	—	—	—	—	—	—	—	(26)	—	(122)
Recoveries of Loans	2	—	—	—	2	—	—	—	2	—	6
Total Ending Allowance Balance	$5,496	$—	$2,772	$574	$2,860	$22,216	$1,089	$15,512	$66	$—	$50,585

Nine Months Ended September 30, 2023
Allowance for Credit Losses for Loans:
Beginning Balance, Prior to Adoption of CECL	$6,500	$1	$3,911	$845	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996
Impact of Adopting CECL	(1,157)	(1)	(1,070)	(235)	(1,778)	3,318	(943)	2,869	(90)	(263)	650
Provision for Credit Losses for Loans	242	—	(69)	(36)	309	1,439	67	67	31	—	2,050
Loans Charged-off	(96)	—	—	—	—	—	—	—	(33)	—	(129)
Recoveries of Loans	7	—	—	—	4	—	—	—	7	—	18
Total Ending Allowance Balance	$5,496	$—	$2,772	$574	$2,860	$22,216	$1,089	$15,512	$66	$—	$50,585

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2022, prepared using the previous GAAP incurred loss method prior to the adoption of CECL:

		Paycheck	Construction				CRE	CRE
		Protection	and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Three Months Ended September 30, 2022
Allowance for Loan Losses:
Beginning Balance	$6,275	$2	$4,134	$638	$4,206	$14,977	$1,920	$12,235	$154	$170	$44,711
Provision for Loan Losses	70	(1)	(363)	60	(257)	1,845	107	47	13	(21)	1,500
Loans Charged-off	—	—	—	—	—	—	—	—	(5)	—	(5)
Recoveries of Loans	3	—	—	—	281	—	—	—	1	—	285
Total Ending Allowance Balance	$6,348	$1	$3,771	$698	$4,230	$16,822	$2,027	$12,282	$163	$149	$46,491

Nine Months Ended September 30, 2022
Allowance for Loan Losses:
Beginning Balance	$6,256	$13	$3,139	$618	$3,757	$12,610	$1,495	$11,335	$147	$650	$40,020
Provision for Loan Losses	98	(12)	632	80	187	4,212	532	947	25	(501)	6,200
Loans Charged-off	(13)	—	—	—	—	—	—	—	(21)	—	(34)
Recoveries of Loans	7	—	—	—	286	—	—	—	12	—	305
Total Ending Allowance Balance	$6,348	$1	$3,771	$698	$4,230	$16,822	$2,027	$12,282	$163	$149	$46,491

The following tables present the balance in the allowance for credit losses and the recorded investment in loans, by segment, based on impairment method as of September 30, 2023 and December 31, 2022:

		Paycheck	Construction				CRE	CRE
		Protection	and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
ACL at September 30, 2023
Individually Evaluated for Impairment	$84	$—	$—	$—	$—	$—	$—	$—	$—	$—	$84
Collectively Evaluated for Impairment	5,412	—	2,772	574	2,860	22,216	1,089	15,512	66	—	50,501
Totals	$5,496	$—	$2,772	$574	$2,860	$22,216	$1,089	$15,512	$66	$—	$50,585

ALL at December 31, 2022
Individually Evaluated for Impairment	$71	$—	$—	$—	$—	$—	$—	$—	$—	$—	$71
Collectively Evaluated for Impairment	6,429	1	3,911	845	4,325	17,459	1,965	12,576	151	263	47,925
Totals	$6,500	$1	$3,911	$845	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996

		Paycheck	Construction				CRE	CRE
		Protection	and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Program	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Loans at September 30, 2023
Individually Evaluated for Impairment	$15,831	$—	$86	$—	$663	$—	$1,569	$17,472	$—	$35,621
Collectively Evaluated for Impairment	443,232	791	294,732	64,463	404,053	1,378,669	157,916	933,791	9,003	3,686,650
Totals	$459,063	$791	$294,818	$64,463	$404,716	$1,378,669	$159,485	$951,263	$9,003	$3,722,271

Loans at December 31, 2022
Individually Evaluated for Impairment	$19,675	$—	$106	$—	$392	$—	$1,637	$6,239	$—	$28,049
Collectively Evaluated for Impairment	415,669	1,049	295,448	70,242	355,082	1,306,738	148,268	940,769	8,132	3,541,397
Totals	$435,344	$1,049	$295,554	$70,242	$355,474	$1,306,738	$149,905	$947,008	$8,132	$3,569,446

The following table presents the amortized cost basis of collateral dependent loans by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of September 30, 2023:

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
September 30, 2023
Commercial	$—	$5,459	$10,372	$15,831	$84
Construction and Land Development	86	—	—	86	—
Real Estate Mortgage:
1-4 Family Mortgage	663	—	—	663	—
CRE Owner Occupied	1,569	—	—	1,569	—
CRE Nonowner Occupied	17,472	—	—	17,472	—
Totals	$19,790	$5,459	$10,372	$35,621	$84

Accrued interest receivable on loans, which is recorded within accrued interest on the balance sheet, totaled $10.8 million at September 30, 2023, and was excluded from the estimate of credit losses.

Effective January 1, 2023, the Company adopted the provision of ASU 2022-02, which eliminated the accounting for TDRs, while expanding loan modification and vintage disclosure requirements. For the three months ended September 30, 2023, there were no loan modifications. For the nine months ended September 30, 2023, the Company modified one CRE nonowner occupied loan, with an outstanding balance of $9.6 million, for a borrower experiencing financial difficulty by granting a 12-month extension at a below market rate. There was no forgiveness of principal and this loan was current with its modified terms as of September 30, 2023.

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

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the three and nine months ended September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Average	Interest	Average	Interest
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$9,929	$187	$11,343	$519
Construction and Land Development	114	—	120	—
Real Estate Mortgage:
1st REM - 1-4 Family	282	4	286	11
CRE Owner Occupied	1,751	17	1,762	49
CRE Nonowner Occupied	6,333	85	6,431	249
Totals	18,409	293	19,942	828

Loans With An Allowance for Loan Losses:
Commercial	84	—	86	1
Real Estate Mortgage:
CRE Nonowner Occupied	12,135	127	12,135	370
Totals	12,219	127	12,221	371
Grand Totals	$30,628	$420	$32,163	$1,199

Note 5: Deposits

The following table presents the composition of deposits at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Transaction Deposits	$1,535,160	$1,336,264
Savings and Money Market Deposits	872,534	1,031,873
Time Deposits	265,737	272,253
Brokered Deposits	1,002,078	776,153
Totals	$3,675,509	$3,416,543

Brokered deposits are comprised of brokered transaction and money market accounts of $177.7 million and $184.3 million as of September 30, 2023 and December 31, 2022, respectively.

The following table presents the scheduled maturities of brokered and customer time deposits at September 30, 2023:

September 30,
(dollars in thousands)	2023
Less than 1 Year	$397,981
1 to 2 Years	143,267
2 to 3 Years	350,978
3 to 4 Years	63,790
4 to 5 Years	101,357
Greater than 5 Years	32,709
Totals	$1,090,082

The aggregate amount of time deposits greater than $250,000 was approximately $88.5 million and $92.3 million at September 30, 2023 and December 31, 2022, respectively.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$64,241	$9,962	$65,315	$8,240
Liabilities	64,241	(9,962)	65,315	(8,240)
Total	$128,482	$—	$130,630	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $8.6 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Notional Amount	$183,000	$163,000
Weighted Average Pay Rate	2.00%	1.90%
Weighted Average Receive Rate	5.40%	3.47%
Weighted Average Maturity (Years)	4.30	5.15
Net Unrealized Gain	$11,139	$9,175

The Company purchases interest rate caps, designated as cash flow hedges, of certain deposit liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the three and nine months ended September 30, 2023, the company recognized amortization expense on the interest rate caps of $198,000 and $593,000, respectively, which was recorded as a component of interest expense on brokered deposits and FHLB advances. For the three and nine months ended September 30, 2022, the company recognized amortization expense on the interest rate caps of $204,000 and $574,000, respectively, which was recorded as a component of interest expense on brokered deposits and FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Notional Amount	$125,000	$125,000
Unamortized Premium Paid	5,279	5,872
Weighted Average Strike Rate	0.96%	0.96%
Weighted Average Maturity (Years)	6.60	7.35

The following table presents a summary of the Company’s interest rate contracts as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$183,000	$11,139	$125,000	$10,477
Liabilities	—	—	38,000	(1,302)
Interest rate cap agreements:
Assets	125,000	23,006	125,000	19,406

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of September 30, 2023 and December 31, 2022, the Company pledged no cash collateral for the Company’s derivative contracts. In addition, as of September 30, 2023 and December 31, 2022, the Company's counterparties pledged cash collateral to the Company of $46.0 million and $36.4 million, respectively.

The following table summarizes gross and net information about derivative instruments that are eligible for offset in the balance sheet at September 30, 2023 and December 31, 2022:

				Gross Amounts Not Offset in the Balance Sheet
			Net Amounts of
	Gross Amounts	Gross Amounts	Assets (Liabilities)
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral	Net Assets
(dollars in thousands)	Assets (Liabilities)	Balance Sheet	Balance Sheet	Instruments	Received (Paid)	(Liabilities)
September 30, 2023
Assets	$44,107	$—	$44,107	$—	$46,023	$(1,916)
Liabilities	(9,962)	—	(9,962)	—	—	(9,962)

December 31, 2022
Assets	$38,123	$—	$38,123	$—	$36,353	$1,770
Liabilities	(9,542)	—	(9,542)	—	—	(9,542)

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2023	2022	2023	2022
Derivatives in	Location of Gain (Loss)	Gain (Loss)		Loss
Cash Flow Hedging	Reclassified	Reclassified from		Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings		AOCI into Earnings
Interest rate swaps	Interest expense	$1,575	$288	$4,169	$(24)
Interest rate caps	Interest expense	48	(169)	(159)	(539)

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three and nine months ended September 30, 2023 and 2022, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 7: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank with aggregate principal balances of $1.37 billion and $1.20 billion at September 30, 2023 and December 31, 2022, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $516.5 million and $390.9 million at September 30, 2023 and December 31, 2022, respectively.

The following table presents FHLB advances, by maturity, at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	5.26%	$208,000	4.30%	$83,000
1 to 2 Years	4.31	25,000	1.05	5,000
2 to 3 Years	4.06	17,500	1.22	5,000
3 to 4 Years	3.35	21,500	0.78	4,000
4 to 5 Years	4.01	22,500	—	—
Totals		$294,500		$97,000

Line of Credit. In 2021, the Company entered into a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that was secured by 100% of the issued and outstanding stock of the Bank. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. The Company believes it was in compliance with all covenants as of September 30, 2023 and December 31, 2022.

On September 1, 2022, the Company entered into a second amendment to the agreement which increased the maximum principal amount of the Company’s revolving line of credit from $25.0 million to $40.0 million and extended the maturity date from February 28, 2023 to September 1, 2024. As of September 30, 2023 and December 31, 2022, there was an outstanding balance of $13.8 million under the revolving line of credit.

Note 8: Subordinated Debentures

The following table presents a summary of the Company’s subordinated debentures as of September 30, 2023 and December 31, 2022:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	September 30, 2023	December 31, 2022	Rate	Coupon Structure
(dollars in thousands)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	$50,000	$50,000	5.25%	Fixed-to-Floating (1)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	30,000	3.25%	Fixed-to-Floating (2)
Subordinated Debentures				80,000	80,000
Debt Issuance Costs				(808)	(1,095)
Subordinated Debentures, Net of Issuance Costs				$79,192	$78,905
(1)	Migrates to three month term SOFR + 5.13% beginning July 1, 2025 until either the early redemption date or the maturity date.
(2)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the early redemption date or the maturity date.

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

The following table presents commitments outstanding at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Unfunded Commitments Under Lines of Credit	$570,363	$848,734
Letters of Credit	107,292	115,769
Totals	$677,655	$964,503

The Company had outstanding letters of credit with the FHLB in total amounts of $66.8 million and $78.4 million at September 30, 2023 and December 31, 2022, respectively, on behalf of customers and to secure public deposits.

The ACL for off-balance sheet credit exposures was $3.2 million at September 30, 2023 and is separately classified on the balance sheet within other liabilities. Prior to the adoption of CECL, the Company’s ACL for off-balance sheet credit exposures was not material. The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposures for the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2023	September 30, 2023
Allowance for Credit Losses:
Beginning Balance, Prior to Adoption of CECL	$3,835	$360
Impact of Adopting CECL	—	4,850
Provision for (Recovery of) Off-Balance Sheet Credit Exposures	(600)	(1,975)
Total Ending Balance	$3,235	$3,235

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of September 30, 2023 and December 31, 2022, there were -0- and 44,700 shares, respectively, of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). Under the 2019 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of September 30, 2023 and December 31, 2022, there were -0- and 231,363 shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

At the 2023 Annual Meeting of Shareholders (the "Annual Meeting") of the Company, which was held on April 25, 2023, the Company's shareholders approved the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (the "2023 EIP"), which the Company's board of directors adopted on February 28, 2023, subject to shareholder approval at the Annual Meeting. Under the 2023 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of September 30, 2023, there were 1,438,137 shares of the Company’s common stock reserved for future grants under the 2023 EIP.

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

The weighted average assumptions used in the model of valuing stock option grants for the nine months ended September 30, 2023, are as follows:

	September 30,
	2023
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	42.25%
Risk-Free Interest Rate	4.15%

The following table presents a summary of the status of the Company’s outstanding stock options for the nine months ended September 30, 2023:

	September 30, 2023
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,913,444	$9.35
Granted	239,000	10.65
Exercised	(226,000)	3.17
Forfeitures	(9,000)	13.04
Outstanding at Period End	1,917,444	$10.22

Options Exercisable at Period End	1,378,194	$8.88

For the three months ended September 30, 2023 and 2022, the Company recognized compensation expense for stock options of $230,000 and $326,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized compensation expense for stock options of $601,000 and $926,000, respectively.

The following table presents information pertaining to options outstanding at September 30, 2023:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$3.00 - 3.99	88,500	$3.07	0.4	88,500	$3.07
7.00 - 7.99	893,416	7.47	4.0	893,416	7.47
8.00 - 8.99	17,500	8.76	6.5	11,250	8.76
10.00 - 10.99	249,000	10.63	9.7	7,500	10.08
11.00 - 11.99	85,000	11.27	5.6	68,000	11.27
12.00 - 12.99	263,528	12.90	5.9	206,778	12.90
13.00 - 13.99	25,000	13.22	4.6	25,000	13.22
17.00 - 17.99	295,500	17.50	8.3	77,750	17.50
Totals	1,917,444	$10.22	5.6	1,378,194	$8.88

As of September 30, 2023, there was $2.2 million of total unrecognized compensation cost related to nonvested stock options granted under the 2012 Plan, 2017 Plan, 2019 EIP, and 2023 EIP that is expected to be recognized over a weighted-average period of 2.7 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the nine months ended September 30, 2023:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2022	421,375	$4.87
Granted	239,000	5.39
Vested	(116,125)	4.78
Forfeited	(5,000)	5.74
Nonvested Options at September 30, 2023	539,250	$5.11

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with forfeitable voting and dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the nine months ended September 30, 2023:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Awards at December 31, 2022	38,762	$12.50
Granted	—	—
Vested	(2,785)	10.32
Forfeited	(250)	12.92
Nonvested Awards at September 30, 2023	35,727	$12.67

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended September 30, 2023 and 2022, the Company recognized compensation expense for restricted stock awards of $112,000 and $113,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized compensation expense for restricted stock awards of $333,000 and $335,000, respectively.

As of September 30, 2023, there was $97,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 0.2 years.

In addition, during the nine months ended September 30, 2023, the Company issued 35,460 shares of unrestricted common stock to non-employee directors, as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to non-employee directors of $355,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the nine months ended September 30, 2023:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested Units at December 31, 2022	351,310	$16.30
Granted	82,969	15.59
Vested	(5,225)	16.20
Forfeited	(10,253)	17.79
Nonvested Units at September 30, 2023	418,801	$16.13

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended September 30, 2023 and 2022, the Company recognized compensation expense for restricted stock units of $535,000 and $358,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized compensation expense for the restricted stock of $1.6 million and $1.1 million, respectively.

As of September 30, 2023, there was $5.0 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 2.4 years.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of September 30, 2023 and December 31, 2022:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Company (Consolidated):
Total Risk-based Capital	$567,202	13.88%	$326,865	8.00%	$429,010	10.50%	N/A	N/A
Tier 1 Risk-based Capital	436,903	10.69	245,149	6.00	347,294	8.50	N/A	N/A
Common Equity Tier 1 Capital	370,389	9.07	183,861	4.50	286,007	7.00	N/A	N/A
Tier 1 Leverage Ratio	436,903	9.62	181,605	4.00	181,605	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$543,914	13.33%	$326,519	8.00%	$428,556	10.50%	$408,149	10.00%
Tier 1 Risk-based Capital	492,861	12.08	244,889	6.00	346,926	8.50	326,519	8.00
Common Equity Tier 1 Capital	492,861	12.08	183,667	4.50	285,704	7.00	265,297	6.50
Tier 1 Leverage Ratio	492,861	10.88	181,256	4.00	181,256	4.00	226,570	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Company (Consolidated):
Total Risk-based Capital	$536,352	13.15%	$326,190	8.00%	$428,125	10.50%	N/A	N/A
Tier 1 Risk-based Capital	409,092	10.03	244,643	6.00	346,577	8.50	N/A	N/A
Common Equity Tier 1 Capital	342,578	8.40	183,482	4.50	285,417	7.00	N/A	N/A
Tier 1 Leverage Ratio	409,092	9.55	171,368	4.00	171,368	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$508,760	12.47%	$326,288	8.00%	$428,253	10.50%	$407,860	10.00%
Tier 1 Risk-based Capital	460,404	11.29	244,716	6.00	346,681	8.50	326,288	8.00
Common Equity Tier 1 Capital	460,404	11.29	183,537	4.50	285,502	7.00	265,109	6.50
Tier 1 Leverage Ratio	460,404	10.76	171,113	4.00	171,113	4.00	213,891	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$2,864	$—	$—	$2,864
Municipal Bonds	—	122,497	—	122,497
Mortgage-Backed Securities	—	210,375	—	210,375
Corporate Securities	—	121,717	—	121,717
SBA Securities	—	19,966	—	19,966
Asset-Backed Securities	—	75,657	—	75,657
Interest Rate Caps	—	23,006	—	23,006
Interest Rate Swaps	—	21,101	—	21,101
Total Fair Value of Financial Assets	$2,864	$594,319	$—	$597,183
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$9,962	$—	$9,962
Total Fair Value of Financial Liabilities	$—	$9,962	$—	$9,962

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$2,580	$—	$—	$2,580
Municipal Bonds	—	131,354	—	131,354
Mortgage-Backed Securities	—	237,784	—	237,784
Corporate Securities	—	109,827	—	109,827
SBA Securities	—	20,877	—	20,877
Asset-Backed Securities	—	46,191	—	46,191
Interest Rate Caps	—	19,406	—	19,406
Interest Rate Swaps	—	18,717	—	18,717
Total Fair Value of Financial Assets	$2,580	$584,156	$—	$586,736
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$9,542	$—	$9,542
Total Fair Value of Financial Liabilities	$—	$9,542	$—	$9,542

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at September 30, 2023 and December 31, 2022:

	September 30, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$175	$—	$179
Totals	$—	$175	$—	$179

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$96	$—	$71
Totals	$—	$96	$—	$71

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

The following tables present the carrying amounts and estimated fair values of financial instruments at September 30, 2023 and December 31, 2022:

	September 30, 2023
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$124,358	$124,358	$—	$—	$124,358
Bank-Owned Certificates of Deposit	1,225	—	1,210	—	1,210
Securities Available for Sale	553,076	2,864	550,212	—	553,076
FHLB Stock, at Cost	17,056	—	17,056	—	17,056
Loans, Net	3,664,464	—	3,522,379	—	3,522,379
Accrued Interest Receivable	15,182	—	15,182	—	15,182
Interest Rate Caps	23,006	—	23,006	—	23,006
Interest Rate Swaps	21,101	—	21,101	—	21,101

Financial Liabilities:
Deposits	$3,675,509	$—	$3,653,876	$—	$3,653,876
Notes Payable	13,750	—	13,771	—	13,771
FHLB Advances	294,500	—	292,436	—	292,436
Subordinated Debentures	79,192	—	71,794	—	71,794
Accrued Interest Payable	3,816	—	3,816	—	3,816
Interest Rate Swaps	9,962	—	9,962	—	9,962

	December 31, 2022
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$87,043	$87,043	$—	$—	$87,043
Bank-Owned Certificates of Deposit	1,181	—	1,173	—	1,173
Securities Available for Sale	548,613	2,580	546,033	—	548,613
FHLB Stock, at Cost	19,606	—	19,606	—	19,606
Loans, Net	3,512,157	—	3,314,190	—	3,314,190
Accrued Interest Receivable	13,479	—	13,479	—	13,479
Interest Rate Caps	19,406	—	19,406	—	19,406
Interest Rate Swaps	18,717	—	18,717	—	18,717

Financial Liabilities:
Deposits	$3,416,543	$—	$3,390,416	$—	$3,390,416
Federal Funds Purchased	287,000	—	287,000	—	287,000
Notes Payable	13,750	—	13,473	—	13,473
FHLB Advances	97,000	—	96,061	—	96,061
Subordinated Debentures	78,905	—	70,931	—	70,931
Accrued Interest Payable	2,831	—	2,831	—	2,831
Interest Rate Swaps	9,542	—	9,542	—	9,542

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at September 30, 2023 and December 31, 2022.

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

Note 13: Subsequent Events

On October 25, 2023, the Company’s Board of Directors announced a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), payable on December 1, 2023, to shareholders of record on the Series A Preferred Stock at the close of business on November 15, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2023. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 7, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of recent and potential additional rate increases by the Federal Reserve;
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of changes in interest rates;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including rising rates of inflation and possible recession;
●	loan concentrations in our loan portfolio;
●	the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in the failure of those institutions;
●	the overall health of the local and national real estate market;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for credit losses;
●	new or revised accounting standards, including as a result of the implementation of the new CECL standard;
●	the concentration of large loans to certain borrowers;
●	the concentration of large deposits from certain clients, who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;
●	the ability to successfully manage liquidity risk, which may increase the dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;

●	the composition of the Company’s senior leadership team and the ability to attract and retain key personnel;
●	talent and labor shortages and high rates of employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions and “fintech” companies;
●	the effectiveness of the risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, in response to the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank;
●	risks related to climate change and the negative impact it may have on our customers and their businesses;
●	the imposition of other governmental policies impacting the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics (including the COVID-19 pandemic), acts of war or terrorism, or other adverse external events, including the Israeli-Palestinian conflict and the Russian invasion of Ukraine;
●	potential impairment to the goodwill the Company recorded in connection with a past acquisition;
●	changes to U.S. or state tax laws, regulations and guidance, including the new 1% excise tax on stock buybacks by publicly traded companies;
●	success at managing the risks involved in the foregoing items; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Bridgewater Bancshares, Inc. with the Securities and Exchange Commission.

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

Operating Results Overview

The following table summarizes certain key financial results as of and for the periods indicated:

	As of and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands, except per share data)	2023	2023	2023	2022	2022
Per Common Share Data
Basic Earnings Per Share	$0.31	$0.32	$0.38	$0.46	$0.49
Diluted Earnings Per Share	0.30	0.31	0.37	0.45	0.47
Book Value Per Share	12.47	12.25	12.05	11.80	11.44
Tangible Book Value Per Share (1)	12.37	12.15	11.95	11.69	11.33
Basic Weighted Average Shares Outstanding	27,943,409	27,886,425	27,726,894	27,558,983	27,520,117
Diluted Weighted Average Shares Outstanding	28,311,778	28,198,739	28,490,046	28,527,306	28,592,854
Shares Outstanding at Period End	28,015,505	27,973,995	27,845,244	27,751,950	27,587,978

Selected Performance Ratios
Return on Average Assets (2)	0.85%	0.88%	1.07%	1.28%	1.46%
Pre-Provision Net Revenue Return on Average Assets (1)(2)	1.01	1.16	1.49	1.82	2.15
Return on Average Shareholders' Equity (2)	9.23	9.69	11.70	14.06	14.99
Return on Average Tangible Common Equity (1)(2)	9.92	10.48	12.90	15.86	17.03
Yield on Interest Earning Assets(3)	5.14	5.06	4.91	4.67	4.37
Yield on Total Loans, Gross(3)	5.26	5.19	5.06	4.87	4.59
Cost of Interest Bearing Liabilities	3.81	3.59	3.03	2.22	1.30
Cost of Funds	3.10	2.91	2.41	1.67	0.93
Cost of Total Deposits	2.99	2.66	2.01	1.31	0.73
Net Interest Margin (3)	2.32	2.40	2.72	3.16	3.53
Core Net Interest Margin (1)(3)	2.24	2.31	2.62	3.05	3.38
Efficiency Ratio (1)	56.5	52.7	46.2	43.8	39.8
Noninterest Expense to Average Assets (2)	1.35	1.29	1.31	1.42	1.42
Loan to Deposit Ratio	101.3	104.4	108.0	104.5	102.3
Core Deposits to Total Deposits (4)	70.3	70.3	72.4	74.6	83.0
Tangible Common Equity to Tangible Assets (1)	7.61	7.39	7.23	7.48	7.57
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Annualized.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(4)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.

Selected Financial Data

The following tables summarize certain selected financial data as of and for the periods indicated:

	As of and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2023	2023	2023	2022	2022
Selected Balance Sheet Data
Total Assets	$4,557,070	$4,603,185	$4,602,899	$4,345,662	$4,128,987
Total Loans, Gross	3,722,271	3,736,211	3,684,360	3,569,446	3,380,082
Allowance for Credit Losses	50,585	50,701	50,148	47,996	46,491
Goodwill and Other Intangibles	2,823	2,832	2,866	2,914	2,962

Deposits	3,675,509	3,577,932	3,411,123	3,416,543	3,305,074
Tangible Common Equity (1)	346,623	339,780	332,626	324,636	312,531
Total Shareholders' Equity	415,960	409,126	402,006	394,064	382,007
Average Total Assets - Quarter-to-Date	4,504,937	4,483,662	4,405,234	4,251,345	3,948,201
Average Shareholders' Equity - Quarter-to-Date	414,047	406,347	403,533	387,589	384,020
(1)	Represents a non-GAAP financial measure. See “Non-GAAP Financial Measures” for further details.

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2023	2023	2023	2022	2022
Selected Income Statement Data
Interest Income	$56,809	$55,001	$51,992	$48,860	$42,359
Interest Expense	31,388	29,129	23,425	15,967	8,264
Net Interest Income	25,421	25,872	28,567	32,893	34,095
Provision for (Recovery of) Credit Losses	(600)	50	625	1,500	1,500
Net Interest Income after Provision for Credit Losses	26,021	25,822	27,942	31,393	32,595
Noninterest Income	1,726	1,415	1,943	1,738	1,387
Noninterest Expense	15,350	14,388	14,183	15,203	14,157
Income Before Income Taxes	12,397	12,849	15,702	17,928	19,825
Provision for Income Taxes	2,768	3,033	4,060	4,193	5,312
Net Income	9,629	9,816	11,642	13,735	14,513
Preferred Stock Dividends	(1,013)	(1,014)	(1,013)	(1,014)	(1,013)
Net Income Available to Common Shareholders	$8,616	$8,802	$10,629	$12,721	$13,500

Discussion and Analysis of Results of Operations

Net Income

Net income was $9.6 million for the third quarter of 2023, compared to net income of $14.5 million for the third quarter of 2022. Earnings per diluted common share for the third quarter of 2023 were $0.30, compared to $0.47 per diluted common share for the third quarter of 2022. Net income was $31.1 million for the nine months ended September 30, 2023, compared to net income of $39.7 million for the nine months ended September 30, 2022. Earnings per diluted common share for the nine months ended September 30, 2023 were $0.99, compared to $1.27 per diluted common share for the nine months ended September 30, 2022.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the level of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate. Management’s ability to respond to changes in interest rates by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the Company’s primary source of earnings.

Average Balances and Yields

The following tables present, for the three and nine months ended September 30, 2023 and 2022, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	September 30, 2023			September 30, 2022
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$81,038	$903	4.42%	$57,613	$165	1.13%
Investment Securities:
Taxable Investment Securities	565,008	6,234	4.38	461,255	3,741	3.22
Tax-Exempt Investment Securities (1)	29,955	346	4.58	75,801	799	4.18
Total Investment Securities	594,963	6,580	4.39	537,056	4,540	3.35
Paycheck Protection Program Loans (2)	828	2	1.00	2,424	96	15.75
Loans (1)(2)	3,721,766	49,324	5.26	3,263,390	37,724	4.59
Total Loans	3,722,594	49,326	5.26	3,265,814	37,820	4.59
Federal Home Loan Bank Stock	17,829	400	8.89	11,413	156	5.42
Total Interest Earning Assets	4,416,424	57,209	5.14%	3,871,896	42,681	4.37%
Noninterest Earning Assets	88,513			76,305
Total Assets	$4,504,937			$3,948,201
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$730,244	$7,136	3.88%	$517,658	$1,032	0.79%
Savings and Money Market Deposits	874,612	8,089	3.67	999,932	2,494	0.99
Time Deposits	266,635	1,962	2.92	288,621	847	1.16
Brokered Deposits	985,276	10,038	4.04	447,034	1,612	1.43
Total Interest Bearing Deposits	2,856,767	27,225	3.78	2,253,245	5,985	1.05
Federal Funds Purchased	39,641	548	5.48	106,826	709	2.63
Notes Payable	13,750	296	8.58	—	—	—
FHLB Advances	275,261	2,316	3.34	72,343	328	1.80
Subordinated Debentures	79,137	1,003	5.03	92,503	1,242	5.33
Total Interest Bearing Liabilities	3,264,556	31,388	3.81%	2,524,917	8,264	1.30%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	754,567			991,545
Other Noninterest Bearing Liabilities	71,767			47,719
Total Noninterest Bearing Liabilities	826,334			1,039,264
Shareholders' Equity	414,047			384,020
Total Liabilities and Shareholders' Equity	$4,504,937			$3,948,201
Net Interest Income / Interest Rate Spread		25,821	1.33%		34,417	3.07%
Net Interest Margin (3)			2.32%			3.53%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(400)			(322)
Net Interest Income		$25,421			$34,095
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$68,150	$1,937	3.80%	$66,301	$231	0.47%
Investment Securities:
Taxable Investment Securities	569,097	18,192	4.27	417,462	8,692	2.78
Tax-Exempt Investment Securities (1)	28,947	975	4.50	73,900	2,373	4.29
Total Investment Securities	598,044	19,167	4.29	491,362	11,065	3.01
Paycheck Protection Program Loans (2)	913	7	1.00	9,575	922	12.88
Loans (1)(2)	3,689,283	142,652	5.17	3,082,924	103,204	4.48
Total Loans	3,690,196	142,659	5.17	3,092,499	104,126	4.50
Federal Home Loan Bank Stock	22,343	1,228	7.34	9,593	269	3.75
Total Interest Earning Assets	4,378,733	164,991	5.04%	3,659,755	115,691	4.23%
Noninterest Earning Assets	86,243			77,028
Total Assets	$4,464,976			$3,736,783
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$625,531	$15,833	3.38%	$545,301	$2,322	0.57%
Savings and Money Market Deposits	926,494	21,636	3.12	934,408	4,597	0.66
Time Deposits	261,474	4,734	2.42	286,059	2,257	1.05
Brokered Deposits	876,130	24,394	3.72	419,352	3,422	1.09
Total Interest Bearing Deposits	2,689,629	66,597	3.31	2,185,120	12,598	0.77
Federal Funds Purchased	220,434	8,253	5.01	85,287	1,128	1.77
Notes Payable	13,750	844	8.21	—	—	—
FHLB Advances	215,938	5,269	3.26	54,227	646	1.59
Subordinated Debentures	79,042	2,979	5.04	92,396	3,658	5.29
Total Interest Bearing Liabilities	3,218,793	83,942	3.49%	2,417,030	18,030	1.00%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	774,523			899,456
Other Noninterest Bearing Liabilities	63,646			37,463
Total Noninterest Bearing Liabilities	838,169			936,919
Shareholders' Equity	408,014			382,834
Total Liabilities and Shareholders' Equity	$4,464,976			$3,736,783
Net Interest Income / Interest Rate Spread		81,049	1.55%		97,661	3.23%
Net Interest Margin (3)			2.47%			3.57%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(1,189)			(856)
Net Interest Income		$79,860			$96,805
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Three Months Ended September 30, 2023
	Compared with
	Three Months Ended September 30, 2022
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$261	$477	$738
Investment Securities:
Taxable Investment Securities	1,145	1,348	2,493
Tax-Exempt Investment Securities	(529)	76	(453)
Total Securities	616	1,424	2,040
Loans:
Paycheck Protection Program Loans	(4)	(90)	(94)
Loans	6,074	5,526	11,600
Total Loans	6,070	5,436	11,506
Federal Home Loan Bank Stock	144	100	244
Total Interest Earning Assets	$7,091	$7,437	$14,528

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$2,077	$4,027	$6,104
Savings and Money Market Deposits	(1,159)	6,754	5,595
Time Deposits	(162)	1,277	1,115
Brokered Deposits	5,484	2,942	8,426
Total Deposits	6,240	15,000	21,240
Federal Funds Purchased	(928)	767	(161)
Notes Payable	296	—	296
FHLB Advances	1,708	280	1,988
Subordinated Debentures	(170)	(69)	(239)
Total Interest Bearing Liabilities	7,146	15,978	23,124
Net Interest Income	$(55)	$(8,541)	$(8,596)

	Nine Months Ended September 30, 2023
	Compared with
	Nine Months Ended September 30, 2022
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$52	$1,654	$1,706
Investment Securities:
Taxable Investment Securities	4,848	4,652	9,500
Tax-Exempt Investment Securities	(1,514)	116	(1,398)
Total Securities	3,334	4,768	8,102
Loans:
Paycheck Protection Program Loans	(64)	(851)	(915)
Loans	23,446	16,002	39,448
Total Loans	23,382	15,151	38,533
Federal Home Loan Bank Stock	701	258	959
Total Interest Earning Assets	$27,469	$21,831	$49,300

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$2,031	$11,480	$13,511
Savings and Money Market Deposits	(185)	17,224	17,039
Time Deposits	(445)	2,922	2,477
Brokered Deposits	12,718	8,254	20,972
Total Deposits	14,119	39,880	53,999
Federal Funds Purchased	5,059	2,066	7,125
Notes Payable	844	—	844
FHLB Advances	3,946	677	4,623
Subordinated Debentures	(504)	(175)	(679)
Total Interest Bearing Liabilities	23,464	42,448	65,912
Net Interest Income	$4,005	$(20,617)	$(16,612)

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Third Quarter of 2023 Compared to Third Quarter of 2022

Net interest income was $25.4 million for the third quarter of 2023, a decrease of $8.7 million, compared to $34.1 million for the third quarter of 2022. The decrease in net interest income was primarily due to higher rates paid on deposits and increased borrowings in the rising interest rate environment.

Net interest margin (on a fully tax-equivalent basis) for the third quarter of 2023 was 2.32%, a 121 basis point decline from 3.53% in the third quarter of 2022. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the third quarter of 2023 was 2.24%, a 114 basis point decline from 3.38% in the third quarter of 2022. The decline in the margin was primarily due to higher funding costs and increased borrowings in the rising interest rate environment, offset partially by higher earning asset yields.

Average interest earning assets for the third quarter of 2023 increased $544.5 million, or 14.1%, to $4.42 billion, from $3.87 billion for the third quarter of 2022. This increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio and purchases of investment securities. Average interest bearing liabilities increased $739.6 million, or 29.3%, to $3.26 billion for the third quarter of 2023, from $2.52 billion for the third quarter of 2022. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing transaction deposits, brokered deposits and FHLB advances.

Average interest earning assets produced a tax-equivalent yield of 5.14% for the third quarter of 2023, compared to 4.37% for the third quarter of 2022. The increase in the yield on interest earning assets was primarily due to growth and repricing of the loan and securities portfolios in the rising interest rate environment. The average rate paid on interest bearing liabilities was 3.81% for the third quarter of 2023, compared to 1.30% for the third quarter of 2022 primarily due to the rapid increase in market interest rates that occurred between the periods, which impacted all funding sources.

Interest Income. Total interest income, on a tax-equivalent basis, was $57.2 million for the third quarter of 2023, compared to $42.7 million for the third quarter of 2022. The $14.5 million increase in total interest income on a tax-equivalent basis was primarily due to strong organic growth in the loan portfolio, continued purchases of investment securities, and higher earning asset yields in the rising interest rate environment.

Interest income on loans, on a tax-equivalent basis, was $49.3 million for the third quarter of 2023, compared to $37.8 million for the third quarter of 2022. The $11.5 million increase was primarily due to a 14.0% increase in the average balance of loans outstanding from organic loan growth and a 67 basis point increase in yield from the rising interest rate environment.

Loan interest income and loan fees remain the primary contributing factors to the changes in the yield on interest earning assets. The aggregate loan yield increased to 5.26% in the third quarter of 2023, which was 67 basis points higher than 4.59% in the third quarter of 2022. While loan fees have historically maintained a relatively stable contribution to the aggregate loan yield, the recent periods saw fewer loan prepayments, which historically has accelerated the recognition of loan fees. Despite the overall decrease in fee recognition, the Company is encouraged that the core loan yield continues to rise as new loan originations and the existing portfolio reprice in the higher interest rate environment.

The following table presents a summary of interest and fees recognized on loans, excluding PPP loans, for the periods indicated:

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Interest	5.16%	5.09%	4.95%	4.74%	4.42%
Fees	0.10	0.10	0.11	0.12	0.17
Yield on Loans, Excluding PPP Loans	5.26%	5.19%	5.06%	4.86%	4.59%

Interest Expense. Interest expense on interest bearing liabilities increased $23.1 million, to $31.4 million for the third quarter of 2023, compared to $8.3 million for the third quarter of 2022. The cost of interest bearing liabilities increased 251 basis points from 1.30% in the third quarter of 2022 to 3.81% in the third quarter of 2023, primarily due to the rapid increase in market interest rates that occurred between the periods, which impacted all funding sources.

Interest expense on deposits was $27.2 million for the third quarter of 2023, an increase of $21.2 million, from $6.0 million for the third quarter of 2022. The cost of total deposits increased 226 basis points from 0.73% in the third quarter of 2022, to 2.99% in the third quarter of 2023, primarily due to the upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings was $4.2 million for the third quarter of 2023, an increase of $1.9 million from $2.3 million for the third quarter of 2022. This increase was primarily due to higher average balances of FHLB advances in the higher interest rate environment, offset partially by a decreased utilization of federal funds purchased.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net interest income was $79.9 million for the nine months ended September 30, 2023, a decrease of $16.9 million, or 17.5%, compared to $96.8 million for the nine months ended September 30, 2022. The decrease in net interest income was primarily due to higher rates paid on deposits and increased borrowings in the rising interest rate environment, offset partially by higher earning asset yields.

Net interest margin (on a fully tax-equivalent basis) for the nine months ended September 30, 2023 was 2.47%, compared to 3.57% for the nine months ended September 30, 2022, a decrease of 110 basis points. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the nine months ended September 30, 2023 was 2.39%, a 96 basis point decrease from 3.35% for the nine months ended September 30, 2022.

Average interest earning assets for the nine months ended September 30, 2023 increased $719.0 million, or 19.6%, to $4.38 billion, from $3.66 billion for the nine months ended September 30, 2022. This increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio and continued purchases of investment securities, offset partially by the forgiveness of PPP loans. Average interest bearing liabilities increased $801.8 million, or 33.2%, to $3.22 billion for the nine months ended September 30, 2023, from $2.42 billion for the nine months ended September 30, 2022. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing transaction deposits, brokered deposits, federal funds purchased, and FHLB advances.

Average interest earning assets produced a tax-equivalent yield of 5.04% for the nine months ended September 30, 2023, compared to 4.23% for the nine months ended September 30, 2022. The average rate paid on interest bearing liabilities was 3.49% for the nine months ended September 30, 2023, compared to 1.00% for the nine months ended

September 30, 2022.

Interest Income. Total interest income on a tax-equivalent basis was $165.0 million for the nine months ended September 30, 2023, compared to $115.7 million for the nine months ended September 30, 2022. The $49.3 million increase in total interest income on a tax-equivalent basis was primarily due to strong organic growth in the loan portfolio, continued purchases of investment securities, and higher earning asset yields in the rising interest rate environment.

Interest income on the investment securities portfolio, on a fully-tax equivalent basis, increased $8.1 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a $106.7 million, or 21.7%, increase in average balances and a 128 basis point increase in yield between the periods.

Interest income on loans, on a fully-tax equivalent basis, for the nine months ended September 30, 2023 was $142.7 million, compared to $104.1 million for the nine months ended September 30, 2022. The $38.5 million increase was primarily due to a 19.3% increase in the average balances of loans outstanding and a 67 basis point increase in yield.

Interest Expense. Interest expense on interest bearing liabilities increased $65.9 million to $83.9 million for the nine months ended September 30, 2023, compared to $18.0 million for the nine months ended September 30, 2022, primarily due to higher rates paid on deposits and increased utilization of federal funds purchased and FHLB advances in the rising interest rate environment.

Interest expense on deposits increased to $66.6 million for the nine months ended September 30, 2023, compared to $12.6 million for the nine months ended September 30, 2022. The $54.0 million increase in interest expense on deposits was primarily due to upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings increased $11.9 million to $17.3 million for the nine months ended September 30, 2023, compared to $5.4 million for the nine months ended September 30, 2022. This increase was primarily due to higher average balances of federal funds purchased and FHLB advances in the higher interest rate environment.

Provision for Credit Losses

The provision for credit losses on loans was $-0- for the third quarter of 2023, compared to $1.5 million for the third quarter of 2022. The provision for credit losses on loans was $2.1 million for the nine months ended September 30, 2023, compared to $6.2 million for the nine months ended September 30, 2022. No provision for credit losses on loans was recorded in the third quarter of 2023 due to a more managed pace of loan growth and continued strong asset quality.

The allowance for credit losses on loans to total loans was 1.36% at September 30, 2023, compared to 1.38% at September 30, 2022.

The following table presents a summary of the activity in the allowance for credit losses on loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance at Beginning of Period	$50,701	$44,711	$47,996	$40,020
Impact of Adopting CECL	—	—	650	—
Provision for Credit Losses	—	1,500	2,050	6,200
Charge-offs	(122)	(5)	(129)	(34)
Recoveries	6	285	18	305
Balance at End of Period	$50,585	$46,491	$50,585	$46,491

The provision for credit losses for off-balance sheet credit exposures was a negative provision of $600,000 for the third quarter of 2023, compared to $-0- for the third quarter of 2022. The provision for credit losses for off-balance sheet credit exposures was a negative provision of $2.0 million for the nine months ended September 30, 2023, compared to $-0- for the nine months ended September 30, 2022. The negative provision for both periods was due to a reduction in outstanding unfunded commitments primarily attributable to the migration to funded loans, as well as a moderation of volume of newly originated projects with unfunded commitments. The allowance for credit losses on off-balance sheet credit exposures was $3.2 million at September 30, 2023, compared to $360,000 at December 31, 2022.

The following table presents a summary of the activity in the provision for credit losses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2023	2022	(Decrease)	2023	2022	(Decrease)
Provision for Credit Losses on Loans	$—	$1,500	$(1,500)	$2,050	$6,200	$(4,150)
Provision for (Recovery of) Credit Losses for Off-Balance Sheet Credit Exposures	(600)	—	(600)	(1,975)	—	(1,975)
Provision for (Recovery of) Credit Losses	$(600)	$1,500	$(2,100)	$75	$6,200	$(6,125)

Noninterest Income

Noninterest income was $1.7 million for the third quarter of 2023, an increase of $339,000 from $1.4 million for the third quarter of 2022. The increase was primarily due to FHLB prepayment income, offset partially by lower other income. Noninterest income was $5.1 million for the nine months ended September 30, 2023, an increase of $490,000, compared to $4.6 million for the nine months ended September 30, 2022. The increase was primarily due to increased customer service fees, swap fees, and bank-owned life insurance income, offset partially by lower other income.

The following table presents the major components of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2023	2022	(Decrease)	2023	2022	(Decrease)
Noninterest Income:
Customer Service Fees	$379	$313	$66	$1,096	$892	$204
Net Gain (Loss) on Sales of Securities	—	—	—	(6)	52	(58)
Letter of Credit Fees	315	428	(113)	1,328	1,234	94
Debit Card Interchange Fees	150	153	(3)	443	438	5
Swap Fees	—	—	—	—	557	(557)
Bank-Owned Life Insurance	252	227	25	724	524	200
FHLB Prepayment Income	493	—	493	792	—	792
Other Income	137	266	(129)	707	897	(190)
Totals	$1,726	$1,387	$339	$5,084	$4,594	$490

Noninterest Expense

Third Quarter of 2023 Compared to Third Quarter of 2022

Noninterest expense was $15.4 million for the third quarter of 2023, an increase of $1.2 million from $14.2 million for the third quarter of 2022. The increase was primarily attributable to increases in the FDIC insurance assessment and derivative collateral fees, offset partially by decreases in marketing and advertising expenses.

Nine months ended September 30, 2023 Compared to Nine months ended September 30, 2022

Noninterest expense was $43.9 million for the nine months ended September 30, 2023, an increase of $2.5 million, or 6.0%, from $41.4 million for the nine months ended September 30, 2022. The increase was primarily attributable to increases in the FDIC insurance assessment and derivative collateral fees, offset partially by decreases in marketing and advertising expenses.

The Company had 255 full-time equivalent employees at the end of the third quarter of 2023 compared to 246 employees at the end of the third quarter of 2022.

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

The efficiency ratio was 56.5% for the third quarter of 2023, compared to 39.8% for the third quarter of 2022. The efficiency ratio for the nine months ended September 30, 2023 and 2022 was 51.6% and 40.7%, respectively. The efficiencies of the Company's "branch-light" model have positioned the Company well to continue navigating a challenging environment for a more spread-based revenue model.

The following table presents the major components of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2023	2022	(Decrease)	2023	2022	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$9,519	$9,449	$70	$26,923	$27,120	$(197)
Occupancy and Equipment	1,101	1,086	15	3,385	3,213	172
FDIC Insurance Assessment	1,075	315	760	2,640	1,005	1,635
Data Processing	392	372	20	1,150	1,025	125
Professional and Consulting Fees	715	594	121	2,299	2,030	269
Derivative Collateral Fees	543	122	421	1,327	151	1,176
Information Technology and Telecommunications	683	650	33	2,077	1,822	255
Marketing and Advertising	222	479	(257)	805	1,629	(824)
Intangible Asset Amortization	9	48	(39)	91	143	(52)
Amortization of Tax Credit Investments	113	114	(1)	341	294	47
Other Expense	978	928	50	2,883	2,985	(102)
Totals	$15,350	$14,157	$1,193	$43,921	$41,417	$2,504

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

Income tax expense was $2.8 million for the third quarter of 2023, compared to $5.3 million for the third quarter of 2022. The effective combined federal and state income tax rate for the third quarter of 2023 was 22.3%, compared to 26.8% for the third quarter of 2022. Income tax expense was $9.9 million for the nine months ended September 30, 2023, compared to $14.1 million for the nine months ended September 30, 2022. The effective combined federal and state income tax rate for the nine months ended September 30, 2023 and 2022 was 24.1% and 26.3%, respectively.

Financial Condition

Assets

Total assets at September 30, 2023 were $4.56 billion, an increase of $211.4 million, or 4.9%, over total assets of $4.35 billion at December 31, 2022, and an increase of $428.1 million, or 10.4%, over total assets of $4.13 billion at September 30, 2022. The growth in both periods was primarily due to strong organic loan growth and an increase in cash and cash equivalents.

Total gross loans at September 30, 2023 were $3.72 billion, an increase of $152.8 million, or 4.3%, over total gross loans of $3.57 billion at December 31, 2022, and an increase of $342.2 million, or 10.1%, over total gross loans of $3.38 billion at September 30, 2022. Although loan growth for the year has been strong, the pace of loan growth has been moderated due to active balance sheet management to align loan growth with the funding outlook, sales of participations on larger originations to manage growth, and ultimately the impact of the higher interest rate environment on the number of prospective deals that meet underwriting standards.

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

Securities available for sale were $553.1 million at September 30, 2023, compared to $548.6 million at December 31, 2022, an increase of $4.5 million or 0.8%. At September 30, 2023, U.S. government agency mortgage-backed securities represented 25.1% of the portfolio, municipal securities represented 22.2% of the portfolio, corporate securities represented 22.0% of the portfolio, U.S. treasury securities represented 0.5% of the portfolio, SBA securities represented 3.6% of the portfolio, other mortgage-backed securities represented 12.9% of the portfolio, and asset-backed securities represented 13.7% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury Securities	$2,883	$2,864	$2,621	$2,580
SBA Securities	19,779	19,966	20,957	20,877
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	45,372	44,044	55,200	54,441
Issued by FNMA and FHLMC	24,722	20,793	26,159	22,960
Other Residential Mortgage-Backed Securities	76,163	64,094	80,299	70,184
Commercial Mortgage-Backed Securities	10,847	10,029	10,993	10,345
All Other Commercial MBS	76,816	71,415	80,268	79,854
Total MBS	233,920	210,375	252,919	237,784
Municipal Securities	148,725	122,497	156,506	131,354
Corporate Securities	134,369	121,717	116,871	109,827
Asset-Backed Securities	75,616	75,657	46,623	46,191
Total	$615,292	$553,076	$596,497	$548,613

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

Total gross loans increased $152.8 million to $3.72 billion at September 30, 2023, compared to $3.57 billion at December 31, 2022, and increased $342.2 million from $3.38 billion at September 30, 2022. As of September 30, 2023, commercial loans increased $23.7 million, 1-4 family mortgage loans increased $49.2 million and multifamily loans increased $71.9 million, compared to December 31, 2022. Collectively, the Company’s annualized loan growth for the nine months ended September 30, 2023 was 5.7%.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	September 30, 2023		June 30, 2023		March 31, 2023		December 31, 2022		September 30, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$459,063	12.3%	$459,184	12.3%	$454,193	12.3%	$435,344	12.2%	$412,448	12.2%
Paycheck Protection Program	791	—	877	—	963	—	1,049	—	1,192	—
Construction and Land Development	294,818	7.9	351,069	9.4	312,277	8.5	295,554	8.3	280,380	8.3
1-4 Family Construction	64,463	1.7	69,648	1.8	85,797	2.3	70,242	2.0	55,177	1.6
Real Estate Mortgage:
1 - 4 Family Mortgage	404,716	10.9	400,708	10.7	380,210	10.3	355,474	10.0	341,102	10.1
Multifamily	1,378,669	37.0	1,314,524	35.2	1,320,081	35.8	1,306,738	36.6	1,230,509	36.4
CRE Owner Occupied	159,485	4.3	159,088	4.3	158,650	4.3	149,905	4.2	151,088	4.5
CRE Nonowner Occupied	951,263	25.6	971,532	26.0	962,671	26.2	947,008	26.5	900,691	26.7
Total Real Estate Mortgage Loans	2,894,133	77.8	2,845,852	76.2	2,821,612	76.6	2,759,125	77.3	2,623,390	77.7
Consumer and Other	9,003	0.3	9,581	0.3	9,518	0.3	8,132	0.2	7,495	0.2
Total Loans, Gross	3,722,271	100.0%	3,736,211	100.0%	3,684,360	100.0%	3,569,446	100.0%	3,380,082	100.0%
Allowance for Credit Losses	(50,585)		(50,701)		(50,148)		(47,996)		(46,491)
Net Deferred Loan Fees	(7,222)		(7,718)		(8,735)		(9,293)		(9,088)
Total Loans, Net	$3,664,464		$3,677,792		$3,625,477		$3,512,157		$3,324,503

The Company’s primary focus throughout its history has been on real estate mortgage lending, which constituted 77.8% of the portfolio as of September 30, 2023. The composition of the portfolio has remained relatively consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of September 30, 2023, investor CRE loans totaled $2.69 billion, consisting of $951.3 million of loans secured by nonowner occupied CRE, $1.38 billion of loans secured by multifamily residential properties, $64.5 million of 1-4 family construction loans and $294.8 million of construction and land development loans. Investor CRE loans represented 72.2% of the total gross loan portfolio and 494.4% of the Bank’s total risk-based capital at September 30, 2023, compared to 73.4% and 514.9%, respectively, at December 31, 2022.

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$165,607	$195,627	$94,844	$2,985
Paycheck Protection Program	—	791	—	—
Construction and Land Development	95,708	135,525	63,585	—
1-4 Family Construction	49,895	9,040	5,528	—
Real Estate Mortgage:
1 - 4 Family Mortgage	66,485	257,028	80,553	650
Multifamily	254,101	456,778	580,048	87,742
CRE Owner Occupied	7,087	65,501	86,897	—
CRE Nonowner Occupied	170,999	506,886	273,378	—
Total Real Estate Mortgage Loans	498,672	1,286,193	1,020,876	88,392
Consumer and Other	2,611	6,180	—	212
Total Loans, Gross	$812,493	$1,633,356	$1,184,833	$91,589
Interest Rate Sensitivity:
Fixed Interest Rates	$459,365	$1,380,238	$682,841	$25,345
Floating or Adjustable Rates	353,128	253,118	501,992	66,244
Total Loans, Gross	$812,493	$1,633,356	$1,184,833	$91,589

	As of December 31, 2022
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$137,657	$197,363	$97,259	$3,065
Paycheck Protection Program	—	1,049	—	—
Construction and Land Development	96,702	125,996	66,156	6,700
1-4 Family Construction	54,469	10,510	5,263	—
Real Estate Mortgage:
1 - 4 Family Mortgage	54,499	214,434	85,880	661
Multifamily	157,585	454,880	642,029	52,244
CRE Owner Occupied	5,709	47,894	96,302	—
CRE Nonowner Occupied	120,645	471,656	354,707	—
Total Real Estate Mortgage Loans	338,438	1,188,864	1,178,918	52,905
Consumer and Other	4,921	2,988	—	223
Total Loans, Gross	$632,187	$1,526,770	$1,347,596	$62,893
Interest Rate Sensitivity:
Fixed Interest Rates	$333,898	$1,187,519	$804,838	$11,115
Floating or Adjustable Rates	298,289	339,251	542,758	51,778
Total Loans, Gross	$632,187	$1,526,770	$1,347,596	$62,893

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

The following table presents information on loan classifications at September 30, 2023. The Company had no assets classified as doubtful or loss at September 30, 2023.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$4,360	$15,831	$20,191
Construction and Land Development	—	86	86
Real Estate Mortgage:
1 - 4 Family Mortgage	1	663	664
Multifamily	2,929	—	2,929
CRE Owner Occupied	—	1,569	1,569
CRE Nonowner Occupied	19,587	17,472	37,059
Total Real Estate Mortgage Loans	22,517	19,704	42,221
Totals	$26,877	$35,621	$62,498

Loans that have potential weaknesses that warranted a watchlist risk rating at September 30, 2023, totaled $26.9 million, compared to $32.3 million at December 31, 2022. Loans that warranted a substandard risk rating at September 30, 2023 totaled $35.6 million, compared to $28.0 million at December 31, 2022. Management continues to actively work with these borrowers and closely monitor substandard credits.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonaccrual loans totaled $749,000 at September 30, 2023 and $639,000 at December 31, 2022, an increase of $110,000. There were no loans 90 days past due and still accruing as of September 30, 2023 or December 31, 2022. There were no foreclosed assets as of September 30, 2023 and December 31, 2022.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Total Nonaccrual Loans	$749	$639
Total Nonperforming Loans	$749	$639
Total Nonperforming Assets (1)	$749	$639
Total Modified Accruing Loans (2)	9,702	82
Total Nonperforming Assets and Modified Accruing Loans (2)	$10,451	$721
Nonaccrual Loans to Total Loans	0.02%	0.02%
Nonperforming Loans to Total Loans	0.02	0.02
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.02	0.02
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.
(2)	Reflects the balance outstanding at September 30, 2023 of accruing modified loans to borrowers experiencing financial difficulty since adoption of ASU 2022-02. See “Note 1 – Description of the Business and Summary of Significant Accounting Policies” of the Company’s Consolidated Financial Statements included as part of this report for a discussion for this standard. Periods presented prior to that date reflect the outstanding balance of accruing troubled debt restructures as defined by superseded accounting guidance of ASC 310-40. Accruing loans are those where the Company expects to collect all amounts contractually due.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for credit losses on loans is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans during the three and nine months ended September 30, 2023 was $20,000 and $51,000, respectively.

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

At September 30, 2023, the allowance for credit losses on loans was $50.6 million, an increase of $2.6 million from $48.0 million at December 31, 2022. Net charge-offs (recoveries) totaled $116,000 during the third quarter of 2023 and ($280,000) during the third quarter of 2022. Net charge-offs (recoveries) totaled $111,000 for the nine months ended September 30, 2023 and ($271,000) during the nine months ended September 30, 2022. The allowance for credit losses on loans as a percentage of total loans was 1.36% at September 30, 2023 compared to 1.34% at December 31, 2022.

The following table presents a summary of net charge-offs for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Net Charge-offs (Recoveries)
Commercial	$94	$(3)	$89	$6
Real Estate Mortgage:
1 - 4 Family Mortgage	(2)	(281)	(4)	(286)
Total Real Estate Mortgage Loans	(2)	(281)	(4)	(286)
Consumer and Other	24	4	26	9
Total Net Charge-offs (Recoveries)	$116	$(280)	$111	$(271)
Net Charge-offs to Average Loans
Commercial	0.08%	0.00%	0.03%	0.00%
Real Estate Mortgage:
1 - 4 Family Mortgage	0.00	(0.33)	0.00	(0.12)
Total Real Estate Mortgage Loans	0.00	(0.04)	0.00	(0.02)
Consumer and Other	1.02	0.22	0.36	0.16
Total Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.01%	(0.03)%	0.00%	(0.01)%
Gross Loans, End of Period	$3,722,271	$3,380,082	$3,722,271	$3,380,082
Average Loans	3,722,594	3,265,814	3,690,196	3,092,499
Allowance to Total Gross Loans	1.36%	1.38%	1.36%	1.38%

The following table presents a summary of the allocation of the allowance for credit losses on loans by loan portfolio segment as of the dates indicated:

	September 30,		December 31,
	2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$5,496	10.9%	$6,500	13.5%
Paycheck Protection Program	—	—	1	—
Construction and Land Development	2,772	5.5	3,911	8.1
1-4 Family Construction	574	1.1	845	1.8
Real Estate Mortgage:
1 - 4 Family Mortgage	2,860	5.6	4,325	9.0
Multifamily	22,216	43.9	17,459	36.4
CRE Owner Occupied	1,089	2.2	1,965	4.1
CRE Nonowner Occupied	15,512	30.7	12,576	26.2
Total Real Estate Mortgage Loans	41,677	82.4	36,325	75.7
Consumer and Other	66	0.1	151	0.3
Unallocated	—	—	263	0.6
Total Allowance for Credit Losses	$50,585	100.0%	$47,996	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	September 30, 2023		June 30, 2023		March 31, 2023		December 31, 2022		September 30, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$754,297	20.5%	$751,217	21.0%	$742,198	21.8%	$884,272	25.9%	$961,084	29.1%
Interest Bearing Transaction Deposits	780,863	21.3	719,488	20.1	630,037	18.4	451,992	13.2	510,396	15.4
Savings and Money Market Deposits	872,534	23.7	860,613	24.1	913,013	26.8	1,031,873	30.2	1,077,333	32.6
Time Deposits	265,737	7.2	271,783	7.6	266,213	7.8	272,253	8.0	293,052	8.9
Brokered Deposits	1,002,078	27.3	974,831	27.2	859,662	25.2	776,153	22.7	463,209	14.0
Total Deposits	$3,675,509	100.0%	$3,577,932	100.0%	$3,411,123	100.0%	$3,416,543	100.0%	$3,305,074	100.0%

Total deposits at September 30, 2023 were $3.68 billion, an increase of $259.0 million, or 7.6%, compared to total deposits of $3.42 billion at December 31, 2022, and an increase of $370.4 million, or 11.2%, over total deposits of $3.31 billion at September 30, 2022. Deposits increased in the third quarter of 2023 primarily due to inflows of core deposits, defined as deposits excluding brokered deposits and time deposits greater than $250,000. Brokered deposits continue to be used as a supplemental funding source, as needed, to support loan portfolio growth.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. At September 30, 2023, total brokered deposits were $1.0 billion, an increase of $225.9 million, compared to total brokered deposits of $776.2 million at December 31, 2022.

The following table presents the average balance and average rate paid on each of the following deposit categories as of and for the three months ended September 30, 2023 and 2022:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$754,567	—%	$991,545	—%
Interest Bearing Transaction Deposits	730,244	3.88	517,658	0.79
Savings and Money Market Deposits	874,612	3.67	999,932	0.99
Time Deposits < $250,000	181,689	2.56	209,200	0.95
Time Deposits > $250,000	84,946	3.70	79,421	1.74
Brokered Deposits	985,276	4.04	447,034	1.43
Total Deposits	$3,611,334	2.99%	$3,244,790	0.73%

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $814.7 million, or 22% of total deposits, at September 30, 2023 and $1.32 billion, or 38% of total deposits, at December 31, 2022. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs as a supplemental funding source for loan growth. The Company had $-0- and $287.0 million federal funds purchased as of September 30, 2023 and December 31, 2022, respectively.

Other Borrowings

At September 30, 2023, other borrowings outstanding consisted of FHLB advances of $294.5 million, compared to $97.0 million at December 31, 2022. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $516.5 million and $390.9 million at September 30, 2023 and December 31, 2022, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. On September 1, 2022, the Company entered into a second amendment to the agreement which increased the maximum principal amount of the Company’s revolving line of credit from $25.0 million to $40.0 million and extended the maturity date from February 28, 2023 to September 1, 2024. As of September 30, 2023 and December 31, 2022, the Company had $13.8 million of outstanding balances under the revolving line of credit.

Additionally, the Company has borrowing capacity from other sources. As of September 30, 2023, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $1.02 billion and $157.8 million at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had no outstanding advances from the discount window or the Bank Term Funding Program (BTFP).

Subordinated Debentures

For additional information, see “Note 8 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at September 30, 2023:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$2,585,427	$—	$—	$—	$2,585,427
Time Deposits	397,981	494,245	165,147	32,709	1,090,082
Notes Payable	13,750	—	—	—	13,750
FHLB Advances	208,000	42,500	44,000	—	294,500
Subordinated Debentures	—	—	—	80,000	80,000
Commitment to Fund Tax Credit Investments	1,100	—	—	—	1,100
Operating Lease Obligations	584	980	503	117	2,184
Totals	$3,206,842	$537,725	$209,650	$112,826	$4,067,043

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

Capital

Total shareholders’ equity at September 30, 2023 was $416.0 million, an increase of $21.9 million compared to total shareholders’ equity of $394.1 million at December 31, 2022. The increase was due to net income retained, offset partially by the day 1 impact of adopting CECL, preferred stock dividends, and net unrealized losses.

Tangible book value per share, a non-GAAP financial measure, was $12.37 as of September 30, 2023, an increase of 5.8% from $11.69 as of December 31, 2022. The increase occurred despite the market value depreciation of the securities portfolio driven by the rising interest rate environment. Tangible common equity as a percentage of tangible assets, a non-GAAP financial measure, was 7.61% at September 30, 2023, compared to 7.48% at December 31, 2022.

Stock Repurchase Program. The Company has a stock repurchase program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. The stock repurchase program will expire on August 16, 2024. As of September 30, 2023, no shares had been repurchased under the plan. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of September 30, 2023. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios were as of the dates indicated:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Company (Consolidated):
Total Risk-based Capital	$567,202	13.88%	$326,865	8.00%	$429,010	10.50%	N/A	N/A
Tier 1 Risk-based Capital	436,903	10.69	245,149	6.00	347,294	8.50	N/A	N/A
Common Equity Tier 1 Capital	370,389	9.07	183,861	4.50	286,007	7.00	N/A	N/A
Tier 1 Leverage Ratio	436,903	9.62	181,605	4.00	181,605	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$543,914	13.33%	$326,519	8.00%	$428,556	10.50%	$408,149	10.00%
Tier 1 Risk-based Capital	492,861	12.08	244,889	6.00	346,926	8.50	326,519	8.00
Common Equity Tier 1 Capital	492,861	12.08	183,667	4.50	285,704	7.00	265,297	6.50
Tier 1 Leverage Ratio	492,861	10.88	181,256	4.00	181,256	4.00	226,570	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Company (Consolidated):
Total Risk-based Capital	$536,352	13.15%	$326,190	8.00%	$428,125	10.50%	N/A	N/A
Tier 1 Risk-based Capital	409,092	10.03	244,643	6.00	346,577	8.50	N/A	N/A
Common Equity Tier 1 Capital	342,578	8.40	183,482	4.50	285,417	7.00	N/A	N/A
Tier 1 Leverage Ratio	409,092	9.55	171,368	4.00	171,368	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$508,760	12.47%	$326,288	8.00%	$428,253	10.50%	$407,860	10.00%
Tier 1 Risk-based Capital	460,404	11.29	244,716	6.00	346,681	8.50	326,288	8.00
Common Equity Tier 1 Capital	460,404	11.29	183,537	4.50	285,502	7.00	265,109	6.50
Tier 1 Leverage Ratio	460,404	10.76	171,113	4.00	171,113	4.00	213,891	5.00

Regulations include a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At September 30, 2023, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represented credit risk as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$191,186	$379,177	$444,669	$404,065
Letters of Credit	7,573	99,719	20,658	95,111
Totals	$198,759	$478,896	$465,327	$499,176

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

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of September 30, 2023, the Company had no borrowings outstanding through the AFX.

Total on- and off-balance sheet liquidity was $2.18 billion as of September 30, 2023, compared to $1.38 billion at December 31, 2022. The Company did not utilize the Bank Term Funding Program (BTFP) or Federal Reserve Discount Window during the nine months ended September 30, 2023.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	September 30, 2023	December 31, 2022
(dollars in thousands)
Cash and Cash Equivalents	$77,617	$48,090
Securities Available for Sale	553,076	548,613
Less: Pledged Securities	(164,277)	—
Total Primary Liquidity	$466,416	$596,703
Ratio of Primary Liquidity to Total Deposits	12.7%	17.5%

Secondary Liquidity—Off-Balance Sheet
Borrowing Capacity	September 30, 2023	December 31, 2022
(dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$516,501	$390,898
Net Secured Borrowing Capacity with the Federal Reserve Bank	1,022,128	157,827
Unsecured Borrowing Capacity with Correspondent Lenders	150,000	208,000
Secured Borrowing Capacity with Correspondent Lender	26,250	26,250
Total Secondary Liquidity	1,714,879	782,975
Total Primary and Secondary Liquidity	$2,181,295	$1,379,678
Ratio of Primary and Secondary Liquidity to Total Deposits	59.3%	40.4%

During the nine months ended September 30, 2023, primary liquidity decreased by $130.3 million due to pledging $164.3 million of securities, partially offset by a $29.5 million increase in cash and cash equivalents and a $4.5 million increase in securities available for sale, when compared to December 31, 2022. Secondary liquidity increased by $931.9 million as of September 30, 2023, when compared to December 31, 2022, due to an $864.3 million increase in the borrowing capacity with the Federal Reserve Bank and a $125.6 million increase in the borrowing capacity with the FHLB, offset partially by a $58.0 million decrease in the unsecured borrowing capacity with correspondent lenders.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At September 30, 2023, core deposits totaled approximately $2.58 billion and represented 70.3% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At September 30, 2023, brokered deposits totaled $1.0 billion, consisting of $824.3 million of brokered time deposits and $177.7 million of non-maturity brokered money market and transaction accounts. At December 31, 2022, brokered deposits totaled $776.2 million, consisting of $591.9 million of brokered time deposits and $184.3 million of non-maturity brokered money market and transaction accounts.

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

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2023	2023	2023	2022	2022	2023	2022

Pre-Provision Net Revenue
Noninterest Income	$1,726	$1,415	$1,943	$1,738	$1,387	$5,084	$4,594
Less: (Gain) Loss on Sales of Securities	—	(50)	56	(30)	—	6	(52)
Less: FHLB Advance Prepayment Income	(493)	—	(299)	—	—	(792)	—
Total Operating Noninterest Income	1,233	1,365	1,700	1,708	1,387	4,298	4,542
Plus: Net Interest Income	25,421	25,872	28,567	32,893	34,095	79,860	96,805
Net Operating Revenue	$26,654	$27,237	$30,267	$34,601	$35,482	$84,158	$101,347

Noninterest Expense	$15,350	$14,388	$14,183	$15,203	$14,157	$43,921	$41,417
Less: Amortization of Tax Credit Investments	(113)	(114)	(114)	(114)	(114)	(341)	(294)
Total Operating Noninterest Expense	$15,237	$14,274	$14,069	$15,089	$14,043	$43,580	$41,123

Pre-Provision Net Revenue	$11,417	$12,963	$16,198	$19,512	$21,439	$40,578	$60,224

Plus:
Non-Operating Revenue Adjustments	493	50	243	30	—	786	52
Less:
Provision for Credit Losses	(600)	50	625	1,500	1,500	75	6,200
Non-Operating Expense Adjustments	113	114	114	114	114	341	294
Provision for Income Taxes	2,768	3,033	4,060	4,193	5,312	9,861	14,125
Net Income	$9,629	$9,816	$11,642	$13,735	$14,513	$31,087	$39,657

Average Assets	$4,504,937	$4,483,662	$4,405,234	$4,251,345	$3,948,201	$4,464,976	$3,736,783
Pre-Provision Net Revenue Return on Average Assets	1.01%	1.16%	1.49%	1.82%	2.15%	1.22%	2.15%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2023	2023	2023	2022	2022	2023	2022

Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$25,822	$26,280	$28,947	$33,260	$34,417	$81,049	$97,661
Less: Loan Fees	(914)	(941)	(998)	(1,100)	(1,400)	(2,853)	(5,173)
Less: PPP Interest and Fees	(2)	(3)	(2)	(48)	(96)	(7)	(922)
Core Net Interest Income	$24,906	$25,336	$27,947	$32,112	$32,921	$78,189	$91,566

Average Interest Earning Assets	$4,416,424	$4,395,050	$4,323,706	$4,177,644	$3,871,896	$4,378,733	$3,659,755
Less: Average PPP Loans	(828)	(913)	(999)	(1,109)	(2,424)	(913)	(9,575)
Core Average Interest Earning Assets	$4,415,596	$4,394,137	$4,322,707	$4,176,535	$3,869,472	$4,377,820	$3,650,180
Core Net Interest Margin	2.24%	2.31%	2.62%	3.05%	3.38%	2.39%	3.35%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2023	2023	2023	2022	2022	2023	2022

Efficiency Ratio
Noninterest Expense	$15,350	$14,388	$14,183	$15,203	$14,157	$43,921	$41,417
Less: Amortization of Intangible Assets	(9)	(34)	(48)	(48)	(48)	(91)	(143)
Adjusted Noninterest Expense	$15,341	$14,354	$14,135	$15,155	$14,109	$43,830	$41,274
Net Interest Income	25,421	25,872	28,567	32,893	34,095	79,860	96,805
Noninterest Income	1,726	1,415	1,943	1,738	1,387	5,084	4,594
Less: Gain on Sales of Securities	—	(50)	56	(30)	—	6	(52)
Adjusted Operating Revenue	$27,147	$27,237	$30,566	$34,601	$35,482	$84,950	$101,347
Efficiency Ratio	56.5%	52.7%	46.2%	43.8%	39.8%	51.6%	40.7%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2023	2023	2023	2022	2022	2023	2022

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$415,960	$409,126	$402,006	$394,064	$382,007
Less: Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Total Common Shareholders' Equity	349,446	342,612	335,492	327,550	315,493
Less: Intangible Assets	(2,823)	(2,832)	(2,866)	(2,914)	(2,962)
Tangible Common Equity	$346,623	$339,780	$332,626	$324,636	$312,531

Total Assets	$4,557,070	$4,603,185	$4,602,899	$4,345,662	$4,128,987
Less: Intangible Assets	(2,823)	(2,832)	(2,866)	(2,914)	(2,962)
Tangible Assets	$4,554,247	$4,600,353	$4,600,033	$4,342,748	$4,126,025
Tangible Common Equity/Tangible Assets	7.61%	7.39%	7.23%	7.48%	7.57%

Tangible Book Value Per Share
Book Value Per Common Share	$12.47	$12.25	$12.05	$11.80	$11.44
Less: Effects of Intangible Assets	(0.10)	(0.10)	(0.10)	(0.11)	(0.11)
Tangible Book Value Per Common Share	$12.37	$12.15	$11.95	$11.69	$11.33

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$8,616	$8,802	$10,629	$12,721	$13,500	$28,047	$36,617

Average Shareholders' Equity	$414,047	$406,347	$403,533	$387,589	$384,020	$408,014	$382,834
Less: Average Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Average Common Equity	347,533	339,833	337,019	321,075	317,506	341,500	316,320
Less: Effects of Average Intangible Assets	(2,828)	(2,846)	(2,894)	(2,941)	(2,989)	(2,856)	(3,036)
Average Tangible Common Equity	$344,705	$336,987	$334,125	$318,134	$314,517	$338,644	$313,284
Return on Average Tangible Common Equity	9.92%	10.48%	12.90%	15.86%	17.03%	11.07%	15.63%

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At September 30, 2023 and December 31, 2022, these cash flow hedges had a total notional amount of $308.0 million and $288.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2023 and December 31, 2022 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, and 300 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 400 basis points does not provide us with meaningful results and thus is not presented.

(dollars in thousands)	September 30, 2023		December 31, 2022
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$130,379	(1.69)%	$129,621	(4.84)%
+300	130,562	(1.55)	131,357	(3.57)
+200	131,101	(1.14)	133,089	(2.30)
+100	131,791	(0.62)	134,591	(1.20)
0	132,617	—	136,220	—
−100	135,862	2.45	137,641	1.04
−200	139,058	4.86	137,968	1.28
−300	142,200	7.23	138,587	1.74

The table above indicates that as of September 30, 2023, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience an 1.69% decrease in net interest income. In the event of an immediate 300 basis point decrease in interest rates, the Company would experience an 7.23% increase in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2023, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the third quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2023	1,078	$9.85	—	$25,000,000
August 1 - 31, 2023	—	—	—	25,000,000
September 1 - 30, 2023	—	—	—	25,000,000
Total	1,078	$9.85	—	$25,000,000
(1)	The total number of shares repurchased during the periods indicated includes shares withheld for income tax purposes in connection with vesting of restricted stock. The shares were valued at the closing price of the Company’s common stock on the date of withholding.

(2)	On August 17, 2022, the Company’s board of directors approved a new stock repurchase program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. The new stock repurchase program replaced and superseded the previous $40.0 million stock repurchase program which expired on October 27, 2022, under which approximately $1.6 million remained. The new stock repurchase program will expire on August 16, 2024. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended September 30, 2023 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: November 2, 2023	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)