Form 10-K
period 2023-12-31
Bridgewater Bancshares Inc
filed 2024-03-07
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $9.85 of such shares on that date, was $220,829,455.

The number of shares of the Common Stock issued and outstanding as of February 19, 2024 was 27,709,819.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on April 23, 2024.

Signatures	145

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of recent and potential additional rate increases by the Federal Reserve;
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of changes in interest rates;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including rising rates of inflation and possible recession;
●	the effects of developments and events in the financial service industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in the failure of those institutions;
●	loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for credit losses on loans;
●	new or revised accounting standards;
●	the concentration of large loans to certain borrowers;
●	the concentration of large deposits from certain clients, who have balances above current FDIC insurance limits;
●	the ability to successfully manage liquidity risk, which may increase the dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;
●	the composition of the Company’s senior leadership team and the ability to attract and retain key personnel;
●	the occurrence of fraudulent activity, breaches or failures of our or our third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions and “fintech” companies;

●	the effectiveness of the risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, including in response to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023;
●	risks related to climate change and the negative impact it may have on our clients and their businesses;
●	the imposition of other governmental policies impacting the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events, including the Israeli-Palestinian conflict and the Russian invasion of Ukraine;
●	potential impairment to the goodwill the Company recorded in connection with a past acquisition;
●	changes to U.S. or state tax laws, regulations and guidance, including the new 1% excise tax on stock buybacks by publicly traded companies; and
●	any other risk factors described in the “Risk Factors” section of this report and in other reports filed by Bridgewater Bancshares, Inc. with the Securities and Exchange Commission (“SEC”).

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

PART I

ITEM 1.  BUSINESS

Company Overview and History

Bridgewater Bancshares, Inc. (the “Company”) is a Minnesota corporation and financial holding company with one wholly-owned subsidiary: Bridgewater Bank (the “Bank”). The Bank has two wholly-owned subsidiaries: BWB Holdings, LLC, which was formed for the purpose of holding repossessed property; and Bridgewater Investment Management, Inc., which was formed for the purposes of holding certain municipal securities and engaging in municipal lending activities. The Bank has seven full-service offices located in Bloomington, Greenwood, Minneapolis (2), St. Louis Park, Orono, and St. Paul, Minnesota.

The Company previously had a second wholly-owned subsidiary, Bridgewater Risk Management, Inc., a Nevada corporation (the “Captive”). The Captive insured the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance was not available or economically feasible in the insurance marketplace. The Captive pooled resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Effective December 15, 2023, the Captive was dissolved and is no longer active.

The Company is headquartered in St. Louis Park, Minnesota, a suburb located approximately 5 miles southwest of downtown Minneapolis. The Company and Bank were established in 2005 as a de novo bank by a group of industry veterans and local business leaders committed to serving the diverse needs of commercial real estate investors, entrepreneurs, business clients, and successful individuals.

Since inception, the Company has grown significantly and profitably, with a focus on organic growth, driven primarily by commercial real estate lending. Assets have grown at a compounded annual growth rate of 31.1% since 2005, surpassing total asset milestones of $500 million in 2013, $1.0 billion in 2016, $2.0 billion in 2019, $3.0 billion in 2021, and $4.0 billion in 2022. While this growth has been almost entirely organic, in 2016 the Company completed a complementary small bank acquisition that added approximately $76.1 million in assets, $66.7 million in seasoned core deposits and two branch locations within its market area.

As of December 31, 2023, total assets were $4.61 billion, total gross loans were $3.72 billion, total deposits were $3.71 billion, and total shareholders’ equity was $425.5 million.

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

Market Area and Competition

The Company operates in the Twin Cities Metropolitan Statistical Area, or MSA, which had total deposits of $237.6 billion as of June 30, 2023, and ranks as the 14th largest metropolitan statistical area in the United States in total deposits, and the third largest metropolitan statistical area in the Midwest in total deposits, based on Federal Deposit Insurance Corporation, or FDIC, data. This area is commonly known as the “Twin Cities” after its two largest cities, Minneapolis, the city with the largest population in the state, and St. Paul, the state capital.

The Twin Cities MSA is defined by attractive market demographics, including strong household incomes, dense populations, a resilient employee base and the presence of a diverse group of large and small businesses. As of December 31, 2023, the Company’s market ranked first in median household income in the Midwest and seventh in the nation, when compared to the top 20 MSAs by population size in each area, based on data available on S&P Global Market Intelligence. According to the U.S. Bureau of Labor Statistics, the population in the Twin Cities MSA was approximately 3.7 million as of December 31, 2023, making it the third largest MSA in the Midwest and 16th largest MSA in the United States. The Twin Cities MSA had an unemployment rate of 2.4%, which was lower than the national average of 3.7%, as of December 31, 2023. These strong labor market fundamentals can be attributed to the significant presence of national and international businesses across diverse industries operating within the Twin Cities MSA.

The Company operates in a competitive market area and competes with other, often much larger, retail and commercial banks and financial institutions. Two large, national banking chains, Wells Fargo and US Bank, together controlled 61.2% of the deposit market share in the Twin Cities MSA as of June 30, 2023, based on FDIC data and as displayed in the table below. By comparison, as of the same date, the Company had a deposit market share of approximately 1.5%, which ranked the Company tenth in the Twin Cities MSA overall and fourth in the Twin Cities MSA among banks headquartered in Minnesota.

				Total	Market
		State	Branch	Deposits	Share
Rank	Institution	Headquarters	Count	($000)	(%)
1	U.S. Bancorp	MN	83	95,115,907	40.02
2	Wells Fargo & Co	CA	88	50,360,064	21.19
3	Ameriprise Financial, Inc.	MN	2	20,933,401	8.81
4	Huntington Bancshares, Inc.	OH	69	6,565,049	2.76
5	Bank of Montreal	N/A	30	6,479,589	2.73
6	Otto Bremer Trust	MN	19	5,301,745	2.23
7	Bank of America Corp.	NC	17	4,520,617	1.90
8	State Bankshares, Inc.	ND	7	3,957,691	1.67
9	Old National Bancorp	IN	29	3,631,394	1.53
10	Bridgewater Bancshares, Inc.	MN	8	3,608,662	1.52
	Top 10 Institutions		352	200,474,119	84.36

	Total Bank Deposits		751	237,642,506

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

Products and Services

The Company offers a full array of simple, quality loan and deposit products primarily for commercial clients. While the Company provides products and services that compete with those offered by large national and regional competitors, the Company additionally offers responsive support and personalized solutions tailored for each client. The Company emphasizes client service and believes in providing distinguishing levels of service through the experience of employees, the responsiveness and certainty of the credit process and the efficiency with which business is conducted. The Company believes that clients notice a difference in service compared to the much larger institutions in the market. The Company has built a strong referral network that continually provides opportunities with new client relationships. At this time, the Company does not operate any non-depository business lines such as mortgage, wealth management or trust.

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

The Bank focuses on lending to borrowers located or investing in the Twin Cities MSA across a diverse range of industries and property types, however, as a relationship lender, it will from time to time finance properties located outside of Minnesota for its existing local clients in select situations. As of December 31, 2023, over 80% of the Bank’s real estate loan balances were secured by properties located in the Twin Cities market.

Robust and consistent growth over the last several years has been attributable to the Bank’s strengthening brand and service model in the Twin Cities, client and banker acquisitions resulting from M&A-related market disruption and the expansion of talented lending and business service teams. As a result, the Bank’s ability to cultivate relationships with certain individuals and businesses has resulted in a concentration of large loans to a small number of borrowers. The Bank has established an informal, internal limit on a single loan to finance one transaction, but may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s financial condition, overall credit quality and property fundamentals are commensurate with the increased size of the relationship. The Bank’s pace of loan growth slowed in 2023 from historical levels as market loan demand declined due to the rising interest rate environment.

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

Deposits continue to be the primary funding source for the Bank’s lending activities, both core and non-core deposits. Core deposit growth was more of a challenge across the industry in 2023, primarily due to the higher interest rate environment and fallout from several bank failures early in the year. As a result, the Bank utilized additional brokered deposits and wholesale funding sources to supplement core deposits.

While the Bank remains committed to growing core deposits, brokered deposits have remained a strategic component of the funding strategy and interest rate risk management. The Bank’s Asset Liability Management, or ALM, Committee monitors the size of this portfolio, and ongoing opportunities.

The Bank has developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2023, the 10 largest depositor relationships accounted for approximately 13.0% of total deposits. This high concentration of depositors, which declined from 15.0% as of December 31, 2022, presents a risk to liquidity if one or more of them decides to change its relationship with the Bank and to withdraw all or a significant portion of their accounts.

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

The Company’s seven-person strategic leadership team has a strong balance of extensive banking and regulatory experience, drive and talent. The team has over 130 years of combined banking and financial services experience and more than 20 years of regulatory experience. Three members of the team have been leading the Company since its formation, and with an average age of 51, the strategic leadership team can drive growth and strategy for years to come.

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

Strategies for Growth

The Company had a track record of generating consistent, robust growth over the past eighteen years. Given the current interest rate environment, which has resulted in increased funding pressure and reduced loan demand, the Company intends to continue growing the balance sheet, albeit at a more moderate pace over the near-term. To generate future growth, the Company intends to continue to execute the proven strategies that it has used in prior years to achieve some of the strongest performance results in the community banking industry. These strategies include the following:

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

Leverage Entrepreneurial Culture and Talent. The Company has built a team of bankers that is hard-working, passionate and energized by the opportunities to continue to grow the Company’s business and develop its brand in the Twin Cities MSA. With an experienced strategic leadership team and a strong layer of talented middle managers, the Company is well positioned for future growth. The Company recruits qualified personnel and develops talent internally and believes the culture, which empowers employees to be entrepreneurs for the business, will allow the Company to attract and develop the talent needed to drive growth.

Consider Opportunistic Acquisitions. In addition to organic growth, from time to time, the Company may consider additional acquisition opportunities that fit with the organization. Specifically, the Company will evaluate acquisitions that would be complementary to its existing business. The Company will continue to seek acquisitions that will bolster its balance sheet in areas where the Company would like to grow or diversify, without compromising the Company’s risk profile or culture. While pursuing potential acquisitions, the Company intends to be disciplined in its approach to pricing, new business lines and new markets. In the future, the Company may evaluate and act upon acquisition opportunities that would produce attractive returns for shareholders. Management believes that there will be further bank consolidation in the Twin Cities MSA and that the Company is well positioned to be a preferred partner for smaller institutions looking to exit through a sale to a strong buyer.

Human Capital Resources

The Company believes that its growth and success are dependent on its ability to attract, develop, and retain a high-performing and diverse team of people. The Company’s unconventional corporate culture is a key differentiator and meaningful driver in achieving this objective. As of December 31, 2023, the Company had 255 full-time equivalent employees, most of which are full-time employees, an increase of 4% from December 31, 2022. None of the Company’s employees are a party to a collective bargaining agreement. The Company considers the relationship with its employees to be good and has not experienced interruptions of operations due to labor disagreements.

The Company believes embracing and understanding diversity, equity and inclusion has and will continue to make the Company stronger. In 2019, the Company established a Diversity, Equity and Inclusion Committee that focuses on building an inclusive culture that encourages, supports and celebrates the diversity of the Company’s employees and the communities in which it serves. The Company recognizes that different perspectives enhance its thinking and improve its employees’ experience by bringing together unique backgrounds, beliefs, cultures, and experiences at the Company. As of December 31, 2023, women and people of color comprised 52% and 20% of the Company’s total workforce, respectively. Similarly, women and people of color made up 52% and 9% of manager roles, respectively.

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

The Company believes developing employees’ leadership skills is a critical factor for the long-term future success of the Company. In 2023, the Company debuted an updated Leadership Development Program focused on delivering meaningful content to leaders that support development and growth in areas of crucial conversations, empowering team members, and navigating change. The Company also has a Mentorship Program that gives employees the opportunity to open the door to professional advice and constructive communication from leaders at all levels within the organization. The program provides participants with ways to build leadership skills, learn from others outside of their normal area of activity, and continue to grow both personally and professionally.

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

The safety, health and wellness of employees is a top priority. The Company’s Health and Wellness Committee is focused on promoting both physical and mental health across the organization, with events including pickleball, disc golf, a cooking class, and step challenge, just to name a few. The Health and Wellness Committee also hosted a series of mental health-related events, including two meditation sessions.

The Company has been very open to providing workplace flexibility for team members in light of the post-COVID-19 landscape. The Company returned to office in June 2021, but in a hybrid model, with most team members having the flexibility to work remotely. The Company recognizes the importance of having this flexibility while also emphasizing the benefits of the in-person workplace culture that is unique to Bridgewater.

Environmental, Social and Governance (ESG)

The Company is committed to establishing and advancing impactful initiatives that support its corporate responsibility as a growing, local bank in the Twin Cities, while regularly sharing progress with stakeholders. The Company has a management-level ESG Committee with the role of developing, implementing and growing a formal ESG program. Oversight of the Company’s ESG strategy is provided by the Nominating and ESG Committee of the Board of Directors.

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

Available Information

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

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital if such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

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

In addition, institutions that want to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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

As of December 31, 2023: (i) the Bank was not subject to a directive from MDOC or FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2023, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company was also in compliance with the capital conservation buffer as of December 31, 2023.

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

Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio”, or CBLR, of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The Bank has not elected to use the CBLR framework at this time.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that want to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this is evidenced in its increases in the targeted federal funds rate throughout 2022 and 2023. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are based on examination ratings and financial ratios. The total base assessment rates currently range from 2.5 basis points to 32 basis points.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In the semiannual update in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline. Based on this update, the FDIC approved an increase in initial base deposit insurance assessment rate schedules by two basis points, applicable to all insured depository institutions. The increase was effective on January 1, 2023, applicable to the first quarterly assessment period of the 2023 assessment (January 1 through March 31, 2023).

In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank was approximately $16.3 billion, the FDIC adopted a special assessment for banks having deposits above $5 billion, at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 (January 1 through March 31, 2024) with an invoice payment date of June 28, 2024, and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Because the Bank’s uninsured deposits at December 31, 2023 were less than $5 billion, this special assessment does not apply.

Supervisory Assessments. All Minnesota-chartered banks are required to pay supervisory assessments to the MDOC to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2023, the Bank paid supervisory assessments to the MDOC totaling approximately $150,800.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank.

The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. Basel III includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

Although these tests do not, and will not, apply to the Bank, the Company continues to review its liquidity risk management policies in light of regulatory requirements and industry developments.

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

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2023. Notwithstanding the availability of funds for dividends, however, the FDIC and the MDOC may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that want to pay unrestricted dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2024 are discussed under “—Risk Factors.”

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

On October 24, 2023, the bank regulatory agencies issued a final rule to strengthen and modernize the CRA regulations (the “CRA Rule”), some of which is effective on April 1, 2024. The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. Management of the Bank is assessing the impact of the CRA Rule on its CRA lending and investment activities in its markets.

Anti-Money Laundering. The Bank Secrecy Act (“BSA”) is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. The so-called Anti-Money Laundering/Countering the Financing of Terrorism (“AML/CFT”) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or move funds for other illicit purposes.

The laws mandate financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

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

As of December 31, 2023, the Bank’s total loans secured by multifamily and CRE nonowner occupied properties plus total construction and land development loans represented more than 482.4% of its total risk-based capital. Thus, the Bank is deemed to have a concentration in CRE lending. Accordingly, pursuant to the Policy Guidance, the Bank is required to have heightened risk management practices in place to account for the heightened degree of risk associated with CRE lending.

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

ITEM 1A.  RISK FACTORS

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

Summary

This is a summary of some of the material risks and uncertainties that management believes affects the Company. The list is not exhaustive, but provides a high-level summary of some of the material risks that are further described in this Item 1A. We encourage you to read Item 1A in its entirety.

Credit Risks

●	Loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	business and economic conditions generally, and in the financial services industry, nationally and within our market area, including rising rates of inflation;
●	the ability to successfully manage credit risk, including in the commercial real estate portfolio;
●	the ability to maintain an adequate level of allowance for credit losses; and
●	the concentration of large loans to certain borrowers.

Liquidity and Funding Risks

●	The ability to successfully manage liquidity risk, including the Bank’s need to access higher cost sources of funds, such as brokered deposits and FHLB advances;
●	the dependence on non-core funding sources and our cost of funds;
●	the concentration of large depositors who may have deposits above the FDIC insurance limit; and
●	the ability to raise additional capital to implement our business plan.

Operational, Strategic and Reputational Risks

●	The ability to implement the Company’s growth strategy and manage costs effectively;
●	the ability to attract and retain key personnel, including the strategic leadership team;
●	talent and labor shortages and high rates of employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our or our third party vendors’ information security controls or cybersecurity-related incidents, including those employing artificial intelligence;
●	interruptions involving critical systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions and “fintech” companies; and
●	severe weather, natural disasters, effects of climate change, widespread disease or pandemics, acts of war or terrorism or other adverse external events, including the Israeli-Palestinian conflict and the Russian invasion of Ukraine.

Legal, Accounting and Compliance Risks

●	The effectiveness of our risk management framework and programs;
●	the imposition of governmental policies impacting the value of products produced by our commercial borrowers;
●	potential impairment to the goodwill recorded in connection with strategic acquisitions;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, including in response to the bank failures in 2023; and
●	changes to U.S. or state tax laws, regulations and guidance, including the new 1% excise tax on stock buybacks by publicly traded companies; and
●	risks related to climate change and the negative impact it may have on our clients and their businesses, as well as the stability of our deposit base.

Market and Interest Rate Risks

●	Interest rate risk, including the effects of anticipated interest rate volatility; and
●	fluctuations in the values of the securities held in our securities portfolio or the values of derivative instruments held in our derivatives portfolio.

Credit Risks

Our loan portfolio has a concentration of commercial real estate loans, which involve risks specific to real estate values and the health and market dynamics of the real estate market generally.

As of December 31, 2023, we had $2.67 billion of commercial real estate loans, consisting of $987.3 million of loans secured by nonowner occupied nonfarm nonresidential properties, $1.39 billion of loans secured by multifamily residential properties, $65.1 million of 1-4 family construction loans and $232.8 million of construction and land development loans. Additionally, we had $199.0 million in loans whose purpose was to finance commercial real estate projects, but were secured by other types of collateral. Commercial real estate secured loans represented 71.8% of our total gross loan portfolio and 482.4% of the Bank’s total risk-based capital at December 31, 2023. The market value of real estate securing our commercial real estate loans can fluctuate in a short period of time as a result of interest rates and market conditions. Adverse developments affecting real estate values in our market area could increase the credit risk associated with our loan portfolio. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including changes in interest rates, decreases in office occupancy due to the shift to remote work environments following the COVID-19 pandemic, or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could force us to take charge-offs or require us to increase our provision for credit losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity, as well as environmental factors, could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2023, approximately 87.3% of our total gross loan portfolio was comprised of loans with real estate as a primary component of collateral. As a result, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located. Adverse changes affecting real estate values, such as decreases in office occupancy, and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect our profitability. Such declines and losses would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As a bank, our business requires us to manage credit risk; however, default risk may arise from events or circumstances that are difficult to detect, such as fraud, or difficult to predict, such as catastrophic events affecting certain industries. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, proper loan underwriting, changes in economic and industry conditions and inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, or may present inaccurate or incomplete information to us, as well as risks relating to the value of collateral. To manage our credit risk, we must, among other actions, maintain disciplined and prudent underwriting standards and ensure that our lenders follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans or our inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and charge-offs and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our allowance for credit losses may prove to be insufficient to absorb potential credit losses in our loan portfolio.

We establish and maintain our allowance for credit losses at a level that management considers adequate to absorb expected credit losses based on an analysis of our loan portfolio and current market environment. The allowance for credit losses represents our estimate of expected credit losses in the portfolio at each balance sheet date and is based upon relevant information available to us at such time. The allowance contains provisions for expected credit losses that have been identified relating to specific borrowing relationships, as well as expected credit losses inherent in the loan portfolio that are not specifically identified. Additions to the allowance for credit losses, which are charged to earnings through the provision for (or recovery of) credit loss expense, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience, a reasonable and supportable forecast and an evaluation of current economic conditions. The actual amount of credit losses is affected by, among other things, changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates.

As of December 31, 2023, our allowance for credit losses as a percentage of total gross loans was 1.36% and as a percentage of total nonperforming loans was 5,494.45%. Although management believes that the allowance for credit losses was adequate on such date to absorb expected losses on existing loans that may become uncollectible, losses in excess of the existing allowance will reduce our net income and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may also be required to take additional provisions for credit losses in the future to further supplement the allowance for credit losses, either due to management’s assessment that the allowance is inadequate or as required by our banking regulators. Our banking regulators periodically review our allowance for credit losses and the value attributed to loan segments and may require us to adjust our determination of the value for these items. These adjustments may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Continued elevated levels of inflation could adversely impact our business, financial condition, results of operations and growth prospects.

The United States has experienced elevated levels of inflation, with an annual increase in the consumer price index of approximately 3.4% as of the end of 2023. These elevated levels of inflation could have complex effects on our business, financial condition, results of operations and growth prospects, some of which could be materially adverse. For example, inflation-related increases in our interest expense may not be offset by corresponding increases in our interest income, while inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls, could adversely affect our business. The duration and severity of the current inflationary period cannot be estimated with precision.

Construction and land development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and land development loans comprised approximately 8.0% of our total loan portfolio as of December 31, 2023. Such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result, construction and land development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Our high concentration of large loans to certain borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to cultivate relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. As of December 31, 2023, our 10 largest borrowing relationships accounted for approximately 20.2% of our total gross loan portfolio. We have established an informal, internal limit on a single loan to finance one transaction, but we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s financial condition, overall credit quality and property fundamentals are commensurate with the increased size of the loan. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of business, economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for credit losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The small to midsized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair their ability to repay their loans.

We lend to small to midsized businesses, which generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair their ability to repay their loans. In addition, the success of a small and midsized business often depends on the management talents and efforts of a small number of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to midsized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition, results of operations and growth prospects may be materially adversely affected.

Greater seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our rapid growth, a significant portion of our loan portfolio at any given time is of relatively recent origin. Typically, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as “seasoning.” As a result, a portfolio of more seasoned loans may more predictably follow a bank’s historical default or credit deterioration patterns than a newer portfolio. Because 65.3% of the dollar amount of our portfolio has been originated in the past three years, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for credit losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Nonperforming assets take significant time and resources to resolve and adversely affect our net interest income.

As of December 31, 2023, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more) totaled $919,000, or 0.02% of our total gross loan portfolio, and our nonperforming assets totaled $919,000, or 0.02% of total assets. In addition, we had $15.1 million in accruing loans that were 30-89 days delinquent as of December 31, 2023.

Our nonperforming assets adversely affect our net interest income in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our net income and returns on assets and equity. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and foreclosed assets also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management, which increases our loan administration costs and adversely affects our efficiency ratio and can be detrimental to the performance of their other responsibilities, and may also involve additional financial resources. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Additionally, uninsured deposits have historically been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, clients with larger uninsured deposit account balances often are small- to mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, the Company may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of higher prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our available for sale securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window in order to manage our liquidity risk.

Additionally, we access collateralized public funds, which are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities or other sources permitted by law to ensure repayment. If we are unable to pledge sufficient qualifying collateral to secure public funding, we may lose access to this source of liquidity that we have historically utilized. In addition, the availability of and fluctuations in these funds depends on the individual municipality’s fiscal policies and cash flow needs.

Other primary sources of funds consist of cash from operations, investment security maturities and sales and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by brokered deposits and the ability to borrow from the Federal Reserve and the Federal Home Loan Bank of Des Moines, or FHLB. Additionally, the Federal Reserve established the Bank Term Funding Program, or BTFP, on March 12, 2023, offering qualifying banks loans of up to one year in length collateralized by qualifying assets, including U.S. securities valued at par, to serve as a source of additional liquidity against high-quality securities and reducing an institution's need to quickly sell high-quality securities to meet liquidity needs. The Federal Reserve has announced that it is ending the BTFP and will cease making new loans under this program on March 11, 2024. We may also borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

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

We use certain non-core, wholesale funding sources, including brokered deposits, federal funds purchased, and FHLB advances. As of December 31, 2023, we had approximately $1.02 billion of brokered deposits, which represented approximately 27.6% of our total deposits and $319.5 million of FHLB advances. Unlike traditional deposits from our local clients, there is a higher likelihood that the wholesale deposits will not remain with us after maturity. Although we are increasing our efforts to reduce our reliance on non-core funding sources, we may not be able to maintain our market share of core-deposit funding in our highly competitive market area. If we are unable to do so, we may be forced to increase the amounts of wholesale funding sources. The cost of these funds can be volatile and may exceed the cost of core deposits in our market area, which could have a material adverse effect on our net interest income. In addition, our maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans we can pledge. As of December 31, 2023, our advances from the FHLB were collateralized by $1.45 billion of real estate and commercial loans. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. If we are unable to access any of these types of funding sources or if our costs related to them increases, our liquidity and ability to support demand for loans could be materially adversely affected.

Our high concentration of large depositors may increase our liquidity risk, and the loss of any large depositor may negatively impact our net interest margin.

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2023, our 10 largest depositor relationships accounted for approximately 13.0% of our total deposits. This high concentration of depositors presents a risk to our liquidity if one or more of them decides to change its relationship with us and to withdraw all or a significant portion of their deposits, for example as a result of deposits above the FDIC insurance limit. If such an event occurs, we may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, which could negatively impact our net interest margin if the alternative source of funding is at a higher rate and have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our liquidity is dependent on dividends from the Bank.

The Company is a legal entity separate and distinct from the Bank, whose primary source of funds consists of dividends from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. For example, Minnesota law only permits a bank to pay dividends if it has established a surplus fund equal to or more than 20% of the bank’s capital stock and if the dividends will not reduce the bank’s capital, undivided profits and reserves below specific requirements. As of December 31, 2023, the Bank had the capacity to pay the Company a dividend of up to $28.1 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our business, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and our financial condition and performance. In particular, if we need to raise additional capital in the current interest rate environment, we believe the pricing and other terms investors may require in such an offering may not be attractive to us. Accordingly, we cannot assure that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, or are unable to raise capital to meet our business needs, our business, financial condition, results of operations and growth prospects would be materially and adversely affected.

We may be adversely affected by changes in the actual or perceived soundness or condition of other financial institutions.

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships, as well as reputational connections. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. For example, certain community banks experienced deposit outflows following the bank failures in early 2023. This systemic risk may adversely affect financial intermediaries with which we interact on a daily basis or key funding providers such as the FHLB, which could have a material adverse effect on our access to liquidity. In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Any such losses could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Additionally, negative news about us or the banking industry in general could negatively impact market and/or client perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as clients spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2023, approximately 24% of our deposits were uninsured and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

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

Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. In addition, our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by our financial condition, and applicable banking laws and regulations. The loss of the services of any senior executive or other key personnel, the inability to recruit and retain qualified personnel in the future or the failure to develop and implement a viable succession plan could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Labor shortages and a failure to attract and retain qualified employees could negatively impact our business, financial condition, results of operations and growth prospects.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels and changes in labor force size and participation rates. Although we have not experienced any material labor shortage to date, we continue to observe an overall tightening of and increase in competition in local labor markets. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees, as well as decreased efficiency.

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

Additionally, our reputation is connected to that of the financial services and banking industry as a whole, and may be adversely affected by changes in the condition and reputation of the industry; for example, certain community banks experienced deposit outflows following some bank failures in early 2023.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, third-parties and their subservicers, or our clients, which may result in financial losses or increased costs to us, our third party partners or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware, ransomware, or other cyber-attacks.

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts and as a result of increasingly sophisticated methods of conducting cyber attacks, including those employing artificial intelligence. Moreover, in recent periods, several large corporations, including financial institutions, third party partners specializing in providing services to financial institutions, and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

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

Issues with the use of artificial intelligence in our marketplace may result in reputational harm or liability, or could otherwise adversely affect our business.

Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into our products or those developed by our third party partners. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Artificial intelligence algorithms may be flawed, for example datasets may contain biased information or otherwise be insufficient, and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations. If the analyses that products incorporating artificial intelligence assist in producing for us or our third party partners are deficient, biased or inaccurate, we could be subject to competitive harm, potential legal liability and brand or reputational harm. The use of artificial intelligence may also present ethical issues. If we or our third party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, we may experience competitive harm, potential legal liability and brand or reputational harm. In addition, we expect that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of our products and services and those developed by our third party partners.

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

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cybersecurity breaches described above, including those employing artificial intelligence, and the cybersecurity measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving clients, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability and the ability of our third party partners to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience as well as to create additional efficiencies in our operations as we continue to grow. The widespread adoption of new technologies, including mobile banking services, artificial intelligence, cryptocurrencies and payment systems, could require us in the future to make substantial expenditures to modify or adapt our existing products and services as we grow and develop new products to satisfy our customers' expectations, remain competitive and comply with regulatory guidance. We may experience operational challenges as we implement these new technology enhancements, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

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

If we pursue strategic acquisitions, it may expose us to financial, execution and operational risks.

We plan to grow our business organically but remain open to considering potential bank or other acquisition opportunities that fit within our overall strategy and that we believe make financial and strategic sense. In the event that we pursue strategic acquisitions, we may have difficulty completing them and may not realize the anticipated benefits of any transaction we complete. For example, we may not be successful in realizing anticipated cost savings or in preventing disruptions in service to existing client relationships of the acquired institution. Our potential acquisition activities could require us to deploy a substantial amount of cash, other liquid assets or incur additional debt. In addition, if goodwill recorded in connection with future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

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

While we do not offer products relating to digital assets, including cryptocurrencies, stablecoins and other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—many of which, at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions—are becoming active competitors to more traditional financial institutions.

The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of client deposits and the related income generated from deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations. Potential partnerships with digital asset companies, moreover, could also entail significant investment.

Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could significantly impact our business.

Severe weather, natural disasters, effects of climate change, widespread disease or pandemics, acts of war or terrorism, or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Legal, Accounting and Compliance Risks

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2023, our commercial real estate secured loans represented 482.4% of the Bank’s total risk-based capital. As a result, we are deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines. Accordingly, pursuant to guidance issued by the federal bank regulatory agencies, we are required to have heightened risk management practices in place to account for the heightened degree of risk associated with commercial real estate lending and may be required to maintain capital in excess of regulatory minimums. We cannot guarantee that the risk management practices we have implemented will be effective to prevent losses relating to our commercial real estate portfolio. In addition, increased capital requirements could limit our ability to leverage our capital, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include policies related to the allowance for credit losses, investment securities impairment, fair value of financial instruments and deferred tax assets. See “Note 1 – Description of the Business and Summary of Significant Accounting Policies” of the Company’s Consolidated Financial Statements included as part of this Annual Report on Form 10-K for further information. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the reserve provided, experience additional impairment in our securities portfolio, change the carrying value of our financial instruments and the amount of revenue or loss recorded, or record a valuation allowance against our deferred tax assets. Any of these could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

From time to time, the FASB, the Public Accounting Oversight Board, or PCAOB, or the SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. In addition, trends in financial and business reporting, including ESG related disclosures, could require us to incur additional reporting expense. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently, in each case resulting in our needing to revise or restate prior period financial statements.

The obligations associated with being a public company require significant resources and management attention, which may divert time and attention from our business operations.

As a public company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. As a public company, we also incur significant legal, accounting, insurance, and other expenses. Compliance with these reporting requirements and other rules and regulations, including periodic revisions to and additional rules and regulations, of the SEC could increase our legal and financial compliance costs and make some activities more time consuming and costly, which could negatively affect our efficiency ratio. Furthermore, the need to establish and maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our strategic plan, which could prevent us from successfully implementing our growth initiatives and improving our business, financial condition and results of operations.

Furthermore, beginning January 1, 2024 the Company is no longer considered an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. Therefore, we are no longer able to take advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and an exemption from the requirement to obtain an attestation from our auditors on management’s assessment of our internal control over financial reporting. As a result of this change in our reporting and disclosure requirements, we expect to incur additional expenses and devote increased management effort toward ensuring compliance in comparison to prior years.

Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. This focus has only intensified since the financial crisis, with regulators and prosecutors focusing on a variety of financial institution practices and requirements, including foreclosure practices, compliance with applicable consumer protection laws, classification of “held for sale” assets and compliance with anti-money laundering statutes, the Bank Secrecy Act and sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury, or OFAC.

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

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, clients, federal deposit insurance funds and the banking system as a whole, not for the protection of our business or our shareholders. The Company is subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the FDIC and the MDOC.

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

Financial institutions generally have also been subjected to increased scrutiny from regulatory authorities, including in the wake of the bank failures in early 2023. This increased regulatory burden has resulted and may continue to result in increased costs of doing business and may in the future result in decreased revenues and net income, reduce our ability to compete effectively to attract and retain clients, or make it less attractive for us to continue providing certain products and services. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

2024 is a presidential election year. Changes in federal policy and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of the deferred tax asset consists of deferred loan loss deductions. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2023, our net deferred tax asset was $23.9 million.

Bridgewater Investment Management, Inc., a Minnesota corporation and a subsidiary of the Bank, holds certain municipal securities and engages in municipal lending activities. Based on current tax regulations and guidance, we believe that municipal securities and loans held by a non-bank subsidiary of a financial institution are eligible to receive favorable federal income tax treatment. There is a risk that the IRS may investigate these types of arrangements and issue new guidance eliminating the tax benefit to such a structure.

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

The Federal Reserve, the FDIC and the MDOC periodically examine us, including our operations and our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The Bank Secrecy Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements.

The bank regulatory agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

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

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively affected by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things (i) imposes certain limitations on our ability to share nonpublic personal information about our clients with nonaffiliated third parties, (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws, including with respect to the use of artificial intelligence by financial institutions and their service providers, that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission and the CFPB, as well as at the state level, such as with regard to mobile applications.

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

Certain banking laws and certain provisions of our third amended and restated articles of incorporation may have an anti-takeover effect.

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

There are also provisions in our third amended and restated articles of incorporation and second amended and restated bylaws, such as limitations on the ability to call a special meeting of our shareholders, that may be used to delay or block a takeover attempt. In addition, our board of directors is authorized under our third amended and restated articles of incorporation to issue shares of preferred stock, and determine the rights, terms conditions and privileges of such preferred stock, without shareholder approval. These provisions may effectively inhibit a non-negotiated merger or other business combination, which, in turn, could have a material adverse effect on the market price of our common stock.

Our second amended and restated bylaws have an exclusive forum provision, which could limit a shareholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our second amended and restated bylaws have an exclusive forum provision providing that, unless we consent in writing to an alternative forum, the state or federal courts in Hennepin County, Minnesota shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of the Company to the Company or the Company’s shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Minnesota Business Corporation Act, the articles or the bylaws of the Company, or (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said courts having personal jurisdiction over the indispensable parties named as defendants therein. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our bylaws. The exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

It is currently expected that during 2024, the Federal Open Market Committee of the Federal Reserve, or FOMC, could continue to maintain elevated levels of interest rates to reduce the rate of inflation to its target level. Since 2022, the FOMC increased the target range for the federal funds rate from 0.00% to 0.25% to a range of 5.25% to 5.50%. All of these increases were expressly made in response to inflationary pressures, however there is a possibility that due to moderating levels of inflation, the FOMC may reduce the target fed funds range at some point during 2024. Although the FOMC may decide to decrease the targeted federal funds rates, overall interest rates may behave differently, which may impact the national economy. In addition, our net interest income could be affected if the rates we pay on deposits and borrowings remain elevated. Elevated interest rates also may reduce the demand for loans and the value of fixed-rate investment securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, results of operations, and growth prospects.

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

As of December 31, 2023, we had $757.0 million of noninterest bearing deposit accounts and $2.95 billion of interest bearing deposit accounts. We do not know what future market rates will be, and based on recent guidance from the Federal Reserve, we expect some level of moderation or perhaps a decrease in interest rates in 2024. In 2023, we substantially increased the interest rates on interest bearing products to maintain current and attract new clients. As a result, our interest expense increased and may increase further if rates stay at current levels or increase. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2023, the fair value of our securities portfolio was approximately $604.1 million, or 13.1% of our total assets. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, the intent to sell the security, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause impairment in future periods and result in realized losses. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

At December 31, 2023, we had $31.7 million of unrealized losses, net of tax, in our securities portfolio. If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities.

Monetary policies of the Federal Reserve could adversely affect our financial condition and results of operations.

In the current environment, economic and business conditions are significantly affected by U.S. monetary policy, particularly the actions of the Federal Reserve in its effort to fight elevated levels of inflation. The Federal Reserve is mandated to pursue the goals of maximum employment and price stability, and throughout 2022 and 2023 made a series of significant increases to the target Federal Funds rate as part of an effort to combat elevated levels of inflation affecting the U.S. economy, which may continue in 2024. This has resulted in a significant increase and structure change in prevailing interest rates and, while this had a negative effect on our net interest income, it also harmed the value of our securities portfolio, which had $31.7 million in unrealized losses, net of tax, in our available for sale investment securities portfolio at December 31, 2023. This decline in value has negatively affected our tangible book value. Higher interest rates can also negatively affect our clients’ businesses and financial condition, and the value of collateral securing loans in our portfolio.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as current conflicts between Israel and Palestine and between Russia and Ukraine and tight labor market conditions and supply chain issues, there is a meaningful risk that the Federal Reserve and other central banks may keep interest rates elevated, thereby limiting economic growth and potentially causing an economic recession or other political instability. As noted above, this could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

●	Actual or anticipated variations in our quarterly results of operations;
●	recommendations or research reports about us or the financial services industry in general published by securities analysts;
●	the failure of securities analysts to cover, or continue to cover us;
●	operating and stock price performance of other companies in the industry or that investors or analysts deem comparable to us;
●	news reports relating to trends, concerns and other issues in the financial services industry;
●	perceptions in the marketplace regarding us, our competitors or other financial institutions;
●	future sales of our common stock;
●	departure of members of our strategic leadership team or other key personnel;
●	new technology used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	changes or proposed changes in laws or regulations, or differing interpretations of existing laws and regulations, affecting our business, or enforcement of these laws and regulations;
●	litigation and governmental investigations; and
●	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us and claims of all of our outstanding shares of preferred stock. As of December 31, 2023, we had $80.0 million of subordinated debentures outstanding and $69.0 million of preferred stock outstanding. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to our debt holders have been satisfied and holders of senior equity securities, including the preferred shares, have received any payment or distribution due to them.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management is an important and continuously evolving focus for the Company. Resources are devoted to protecting and enhancing the security of computer systems, software, networks, storage devices, and other technology assets. The Company’s security efforts are designed and tested to protect against, among other things, cybersecurity attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt, or degrade service, sabotage systems or cause other damage. The Company has implemented precautionary measures and controls reasonably designed to address this increased risk, such as enhanced threat monitoring. The Company continues to make investments and partner with qualified third parties to enhance its cyber defense capabilities to monitor the evolving spectrum of cybersecurity risks in the operating environment, enhance defenses and improve resiliency against cybersecurity threats. The Company actively participates in discussions and simulations of cybersecurity risks and has engaged in efforts to educate all employees on the topic of cybersecurity risks.

The Company acknowledges that third parties and clients may also be sources of cybersecurity risk for the Company. As a result, the Company engages in regular and ongoing reviews and discussions with vendors and clients regarding cybersecurity risks and opportunities to improve the Company’s cybersecurity posture. The Company maintains a vendor risk management program to identify and help manage any third party cybersecurity risks.

Additionally, the Company maintains an Information Security Program designed to prevent, detect, and respond to cyberattacks, and maintains a cybersecurity incident response plan designed to enable the Company to respond to cybersecurity incidents, coordinate such responses with law enforcement and other government agencies, and notify clients and customers, as applicable. The Company’s risk and technology teams, led by the Company’s CRO and CTO, respectively, are responsible for leading the incident response team, identifying technology and cybersecurity risks, utilizing management’s expertise in assessing the materiality of cybersecurity events, and are responsible for the controls to manage threats. The Company’s risk team in conjunction with the broader incident response team conduct periodic tabletop exercises and business continuity simulations to train and align on best practices and assessment of potential cyber events. Management utilizes the incident response plan and incident response team to assesses materiality of any cyber event through a qualitative and quantitative assessment. The information security program and overall cybersecurity risk management processes are aligned and integrated into the Company’s overall risk profile and appetite through the Company’s Enterprise Risk Management Committee.

The Company’s governance structure is designed to identify, escalate, and mitigate information security risks. Management utilizes its Enterprise Risk Management Committee and IT Steering Committee, comprised of senior leaders including the Company’s CRO, CTO, CFO, and other leaders with cybersecurity expertise, to disseminate information and monitor information security efforts throughout the Company. Each committee’s charter, in addition to the Information Security Policy, establishes roles and responsibilities related the Company’s cybersecurity governance and program. The risk team provides oversight of the Company’s activities designed to identify, assess, measure, and mitigate cybersecurity risk. The Company’s Information Security Program includes training that reinforces the Company's Information Security Program policies, standards, and practices, as well as the expectation employees comply with these policies. The technology team engages employees through training on how to identify potential cybersecurity risks and protect the Company’s resources and information. This training is mandatory for all employees, and is supplemented by various testing initiatives, including social engineering testing. Finally, the Company provides specialized security training for certain employee roles such as system administrators and all information security training is monitored and reported on by the risk team as well as the Company’s learning and development function.

The Company’s management team is responsible for the day-to-day management of cybersecurity risks faced by the Company. In addition, our Board, as a whole and through its Audit Committee, is responsible for the oversight of cybersecurity risks. In that role, the Board and Audit Committee are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. To carry out those duties, Board and Audit Committee receive periodic updates on the Company’s Information Security Program, cybersecurity policies and practices, ongoing efforts to improve security, as well as the Company’s efforts to prevent, detect, mitigate, and remediate significant cybersecurity incidents.

Risks from cybersecurity threats, including any previous cybersecurity events, have not materially affected the Company or its business strategy, results of operations or financial condition. Notwithstanding the comprehensive approach that the Company takes to address cybersecurity risk, the Company may not be successful in preventing or mitigating a future cybersecurity incident that could have a material adverse effect on the Company or its business strategy, results of operations or financial condition.

ITEM 2.  PROPERTIES

Our corporate headquarters is located at 4450 Excelsior Boulevard, Suite 100, St. Louis Park, Minnesota 55416. Including our corporate headquarters, we operate seven full-service branch offices located in the Twin Cities MSA. We currently own three of our branch offices located in Orono, St. Louis Park and Minneapolis (Hennepin Avenue), and lease the remaining four locations. In February 2023, the Company purchased a parcel of land in Lake Elmo, Minnesota, upon which it intends to construct a branch office. Additional information regarding our locations is set forth below:

Address	Owned/Leased
Headquarters and St. Louis Park Branch:
4450 Excelsior Boulevard, Suite 100, St. Louis Park, Minnesota 55416	Owned
Other Branch Locations:
21500 Highway 7, Greenwood, Minnesota 55331	Leased
60 South Sixth Street, Suite 285, Minneapolis, Minnesota 55402	Leased
2445 Shadywood Road, Orono, Minnesota 55331	Owned
3100 Hennepin Avenue, Minneapolis, Minnesota 55408(1)	Owned
370 Wabasha Street N., St. Paul, Minnesota 55102	Leased
7831 East Bush Lake Road, Suite 300, Bloomington, Minnesota 55439	Leased
(1)	Does not include the leased drive-up property located adjacent to the branch.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Stock Market (“Nasdaq”) under the symbol “BWB.” Our depository shares, each representing a 1/100th ownership interest in a share of our 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, $0.01 par value per share (“Series A Preferred Stock”), trade on Nasdaq under the symbol “BWBBP”.

Holders of Record

As of February 26, 2024, the Company had 58 holders of record of the Company’s common stock and an estimated 4,552 additional beneficial holders of the Company’s common stock whose stock was held in street name by brokerages or fiduciaries.

Issuer Purchases of Equity Securities

The following table presents stock purchases made during the fourth quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2023	18,435	$9.70	18,435	$24,821,204
November 1 - 30, 2023	230,314	10.43	230,314	22,418,051
December 1 - 31, 2023	223,412	11.24	175,000	20,458,801
Total	472,161	$10.79	423,749	$20,458,801
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock and stock options. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.
(2)	On August 17, 2022, the Company’s board of directors approved a stock repurchase program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. The stock repurchase program will expire on August 16, 2024. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

Performance Graph

The following graph compares the percentage change in the cumulative shareholder return of the Company’s common stock between December 31, 2018 and December 31, 2023, with the cumulative return of the Nasdaq Composite Index and the total return of the Nasdaq Bank Index. This comparison assumes $100.00 was invested on December 31, 2018 and assumes the reinvestment of all cash dividends, if any, prior to any tax effect and retention of all stock dividends. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

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

In addition, the Company is subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Supervision and Regulation—Supervision and Regulation of the Company—Dividend Payments.” Because the Company is a financial holding company and does not engage directly in business activities of a material nature, the ability to pay dividends to shareholders depends, in large part, upon receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies. See “Supervision and Regulation—Supervision and Regulation of the Bank—Dividend Payments.”

Under the terms of a loan agreement with a third party correspondent lender which the Company entered into in March of 2021 and amended in each of July 2021 and September of 2022, the Company cannot declare or pay any cash dividend or make any other distribution in respect to capital stock, except in accordance with past practices and dividends paid on its preferred stock and so long as no default has occurred and is continuing. In addition, under the terms of the subordinated notes issued in June of 2020 and July of 2021, and the related subordinated note purchase agreements, the Company is not permitted to declare or pay any dividends on capital stock if an event of default occurs under the terms of the subordinated notes, excluding any dividends or distributions in shares of, or options, warrants or rights to subscribe for or purchase shares of, any class of our common stock and any declaration of a non-cash dividend in connection with the implementation of a shareholders' rights plan.

ITEM 6.  [RESERVED]

Not Applicable.

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

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2023. This information should be read in connection with our audited consolidated financial statements and related notes appearing elsewhere in this report.

	As of and for the year ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021	2020	2019
Income Statement
Net Interest Income	$105,174	$129,698	$109,509	$87,964	$74,132
Provision for (Recovery of) Credit Losses	(175)	7,700	5,150	12,750	2,700
Noninterest Income	6,493	6,332	5,309	5,839	3,826
Noninterest Expense	59,320	56,620	48,095	45,387	36,932
Net Income	39,960	53,392	45,687	27,194	31,403
Net Income Available to Common Shareholders	35,906	49,338	44,516	27,194	31,403

Per Common Share Data
Basic Earnings Per Share	$1.29	$1.78	$1.59	$0.95	$1.07
Diluted Earnings Per Share	1.27	1.72	1.54	0.93	1.05
Book Value Per Share	12.94	11.80	11.09	9.43	8.45
Tangible Book Value Per Share (1)	12.84	11.69	10.98	9.31	8.33
Basic Weighted Average Shares Outstanding	27,857,420	27,758,336	28,027,454	28,582,064	29,358,644
Diluted Weighted Average Shares Outstanding	28,315,587	28,668,177	28,968,286	29,170,220	29,996,776
Shares Outstanding at Period End	27,748,965	27,751,950	28,206,566	28,143,493	28,973,572

Selected Performance Ratios
Return on Average Assets (ROA)	0.89%	1.38%	1.43%	1.04%	1.49%
Pre-Provision Net Revenue Return on Average Assets (PPNR ROA) (2)	1.15	2.06	2.10	2.09	2.07
Return on Average Shareholders' Equity (ROE)	9.73	13.90	14.45	10.51	13.50
Return on Average Tangible Common Equity (1)	10.53	15.69	15.45	10.65	13.72
Average Shareholders' Equity to Average Assets	9.14	9.93	9.91	9.88	11.00
Net Interest Margin (3)	2.42	3.45	3.54	3.46	3.59
Core Net Interest Margin (1)(3)	2.34	3.27	3.28	3.25	3.37
Yield on Interest Earning Assets	5.08	4.35	4.16	4.51	5.01
Yield on Total Loans, Gross	5.21	4.60	4.60	4.90	5.31
Cost of Interest Bearing Liabilities	3.61	1.34	0.93	1.53	2.03
Cost of Total Deposits	2.73	0.75	0.51	0.93	1.42
Cost of Funds	2.92	0.99	0.68	1.15	1.58
Efficiency Ratio (1)	53.0	41.5	42.0	49.0	47.4
Noninterest Expense to Average Assets	1.32	1.46	1.51	1.73	1.75

Balance Sheet
Total Assets	$4,611,990	$4,345,662	$3,477,659	$2,927,345	$2,268,830
Total Loans, Gross	3,724,282	3,569,446	2,819,472	2,326,428	1,912,038
Deposits	3,709,948	3,416,543	2,946,237	2,501,636	1,823,310
Total Shareholders' Equity	425,515	394,064	379,272	265,405	244,794
Loan to Deposit Ratio	100.4%	104.5%	95.7%	93.0%	104.9%
Core Deposits to Total Deposits (5)	68.7	74.6	85.4	78.1	80.7
Uninsured Deposits to Total Deposits	24.3	38.5	41.2	43.3	38.6

Capital Ratios (Consolidated)
Tier 1 Leverage Ratio	9.57%	9.55%	10.82%	9.28%	10.69%
Common Equity Tier 1 Risk-based Capital Ratio	9.16	8.40	9.36	10.35	11.39
Tier 1 Risk-based Capital Ratio	10.79	10.03	11.43	10.35	11.39
Total Risk-based Capital Ratio	13.97	13.15	15.55	14.58	12.98
Tangible Common Equity to Tangible Assets (1)	7.73	7.48	8.91	8.96	10.65

Growth Ratios
Percentage Change in Total Assets	6.1%	25.0%	18.8%	29.0%	15.0%
Percentage Change in Total Loans, Gross	4.3	26.6	21.2	21.7	14.8
Percentage Change in Total Deposits	8.6	16.0	17.8	37.2	16.8
Percentage Change in Shareholders' Equity	8.0	3.9	42.9	8.4	10.8
Percentage Change in Net Income	(25.2)	16.9	68.0	(13.4)	16.7
Percentage Change in Diluted Earnings Per Share	(26.3)	12.0	64.8	(10.9)	14.5
Percentage Change in Tangible Book Value Per Share (1)	9.8	6.5	17.9	11.8	15.3

	As of and for the year ended December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Selected Asset Quality Data
Loans 30-89 Days Past Due	$15,110	$186	$49	$13	$403
Loans 30-89 Days Past Due to Total Loans	0.41%	0.01%	—%	—%	0.02%
Nonperforming Loans	$919	$639	$722	$775	$461
Nonperforming Loans to Total Loans	0.02%	0.02%	0.03%	0.03%	0.02%
Foreclosed Assets	$—	$—	$—	$—	$—
Nonaccrual Loans to Total Loans	0.02%	0.02%	0.03%	0.03%	0.02%
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.02	0.02	0.03	0.03	0.02
Nonperforming Assets (4)	$919	$639	$722	$775	$461
Nonperforming Assets to Total Assets (4)	0.02%	0.01%	0.02%	0.03%	0.02%
Allowance for Credit Losses on Loans to Total Loans	1.36	1.34	1.42	1.50	1.18
Allowance for Credit Losses on Loans to Total Loans, Excluding PPP Loans	1.36	1.35	1.43	1.59	N/A
Allowance for Credit Losses on Loans to Nonaccrual Loans	5,494.45	7,511.11	5,542.94	4,495.61	4,886.33
Net Loan Charge-Offs to Average Loans	0.01	(0.01)	0.00	0.02	0.01
(1)	Represents a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for further details.
(2)	Ratio excludes the amortization of tax credit investments, debt prepayment fees and represents a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for further details.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(4)	Nonperforming assets are defined as nonaccrual loans plus loans 90 days past due plus foreclosed assets.
(5)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.

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

Allowance for Credit Losses

In accordance with ASC 326, Financial Instruments - Credit Losses, the allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans are charged against the allowance for credit losses on loans when management determines all or a portion of the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is increased (decreased) by provisions (or recovery of) reported in the income statement as a component of provisions for credit loss. The allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from an off-balance sheet exposure.

The amount of each allowance account represents management's best estimate of current expected credit losses on such financial instruments using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The allowance for credit losses on loans is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. For determining the appropriate allowance for credit losses on a collective basis, the loan portfolio is segmented into pools based upon similar risk characteristics and a lifetime loss-rate model is utilized. Management qualitatively adjusts model results for reasonable and supportable forecasts and risk factors that are not considered within the modeling processes but are relevant in assessing the expected credit losses within the loan segment. These qualitative factor adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. Due to the subjective nature of these estimates the various components of the calculation require significant management judgment and certain assumptions are highly subjective. Volatility in certain credit metrics and variations between expected and actual outcomes are likely.

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

The fair values of investment securities are generally determined by various pricing models. The Company evaluates the methodologies used to develop the resulting fair values. The Company performs a periodic analysis on the pricing of investment securities to ensure that the prices represent reasonable estimates of fair value. The procedures include initial and ongoing reviews of pricing methodologies and trends. The Company seeks to ensure prices represent reasonable estimates of fair value through the use of broker quotes, current sales transactions from the portfolio and pricing techniques, which are based on the net present value of future expected cash flows discounted at a rate of return market participants would require. As a result of this analysis, if the Company determines there is a more appropriate fair value, the price is adjusted accordingly.

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

Results of Operations

Net Income

2023 Compared to 2022

Net income was $40.0 million for the year ended December 31, 2023, compared to net income of $53.4 million for the year ended December 31, 2022. Earnings per diluted common share for the year ended December 31, 2023 were $1.27, compared to $1.72 per diluted common share for the year ended December 31, 2022. ROA was 0.89% and 1.38% for the years ended December 31, 2023 and 2022, respectively. ROE was 9.73% and 13.90% for the years ended December 31, 2023 and 2022, respectively.

2022 Compared to 2021

Net income was $53.4 million for the year ended December 31, 2022, compared to net income of $45.7 million for the year ended December 31, 2021. Earnings per diluted common share for the year ended December 31, 2022 were $1.72, compared to $1.54 per diluted common share for the year ended December 31, 2021. ROA was 1.38% and 1.43% for the years ended December 31, 2022 and 2021, respectively. ROE was 13.90% and 14.45% for the years ended December 31, 2022 and 2021, respectively.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the level of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate. Management’s ability to respond to changes in interest rates by using effective asset-liability management techniques is critical to managing the net interest margin and the Company’s primary source of earnings. The FOMC increased the targeted federal funds rate by a total of 100 basis points throughout 2023 and 425 basis points throughout 2022. These rapid increases may impact the comparability of net interest income between periods.

Average Balances and Yields

The following table presents, for the years ended December 31, 2023, 2022 and 2021, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	December 31, 2023			December 31, 2022			December 31, 2021
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$77,759	$3,170	4.08%	$66,072	$597	0.90%	$132,188	$199	0.15%
Investment Securities:
Taxable Investment Securities	577,102	25,199	4.37	448,500	13,960	3.11	317,954	7,015	2.21
Tax-Exempt Investment Securities (1)	29,004	1,325	4.57	72,379	3,101	4.29	75,313	3,242	4.30
Total Investment Securities	606,106	26,524	4.38	520,879	17,061	3.28	393,267	10,257	2.61
Paycheck Protection Program Loans (2)	NM	NM	NM	7,441	970	13.03	103,151	6,441	6.24
Loans (1)(2)	3,699,252	192,679	5.21	3,183,271	145,857	4.58	2,481,706	112,587	4.54
Total Loans	3,699,252	192,679	5.21	3,190,712	146,827	4.60	2,584,857	119,028	4.60
Federal Home Loan Bank Stock	21,249	1,538	7.24	12,628	432	3.42	5,571	259	4.65
Total Interest Earning Assets	4,404,366	223,911	5.08%	3,790,291	164,917	4.35%	3,115,883	129,743	4.16%
Noninterest Earning Assets	86,438			76,189			73,917
Total Assets	$4,490,804			$3,866,480			$3,189,800
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$650,028	$23,379	3.60%	$524,968	$4,336	0.83%	$441,528	$2,052	0.46%
Savings and Money Market Deposits	922,799	30,639	3.32	963,096	9,129	0.95	773,779	3,729	0.48
Time Deposits	263,161	7,064	2.68	284,868	3,264	1.15	323,638	4,099	1.27
Brokered Deposits	909,662	34,963	3.84	449,095	6,650	1.48	406,863	3,962	0.97
Total Interest Bearing Deposits	2,745,650	96,045	3.50	2,222,027	23,379	1.05	1,945,808	13,842	0.71
Federal Funds Purchased	169,645	8,521	5.02	149,608	4,507	3.01	2,479	6	0.24
Notes Payable	13,750	1,143	8.31	2,863	202	7.04	1,658	61	3.66
FHLB Advances	238,000	7,489	3.15	64,278	1,221	1.90	53,294	831	1.56
Subordinated Debentures	79,090	3,983	5.04	89,584	4,688	5.23	82,865	4,630	5.59
Total Interest Bearing Liabilities	3,246,135	117,181	3.61%	2,528,360	33,997	1.34%	2,086,104	19,370	0.93%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	768,428			910,490			764,087
Other Noninterest Bearing Liabilities	65,763			43,597			23,372
Total Noninterest Bearing Liabilities	834,191			954,087			787,459
Shareholders' Equity	410,478			384,033			316,237
Total Liabilities and Shareholders' Equity	$4,490,804			$3,866,480			$3,189,800
Net Interest Income / Interest Rate Spread		106,730	1.47%		130,920	3.01%		110,373	3.23%
Net Interest Margin (3)			2.42%			3.45%			3.54%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(1,556)			(1,222)			(864)
Net Interest Income		$105,174			$129,698			$109,509

(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following table presents the changes in the volume and rate of interest bearing assets and liabilities for the year ended December 31, 2023, compared to the year ended December 31, 2022, and for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Compared with			Compared with
	Year Ended December 31, 2022			Year Ended December 31, 2021
	Change Due To:		Interest	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$477	$2,096	$2,573	$(347)	$745	$398
Investment Securities:
Taxable Investment Securities	5,615	5,624	11,239	4,790	2,155	6,945
Tax-Exempt Investment Securities	(1,980)	204	(1,776)	(130)	(11)	(141)
Total Securities	3,635	5,828	9,463	4,660	2,144	6,804
Loans:
Paycheck Protection Program Loans	(970)	—	(970)	(10,709)	5,238	(5,471)
Loans	26,844	19,978	46,822	32,429	841	33,270
Total Loans	25,874	19,978	45,852	21,720	6,079	27,799
Federal Home Loan Bank Stock	624	482	1,106	225	(51)	173
Total Interest Earning Assets	$30,610	$28,384	$58,994	$26,258	$8,917	$35,174

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$4,498	$14,545	$19,043	$1,093	$1,191	$2,284
Savings and Money Market Deposits	(1,337)	22,847	21,510	2,703	2,697	5,400
Time Deposits	(582)	4,382	3,800	(543)	(292)	(835)
Brokered Deposits	17,702	10,611	28,313	1,146	1,542	2,688
Total Interest Bearing Deposits	20,281	52,385	72,666	4,399	5,138	9,537
Federal Funds Purchased	1,006	3,008	4,014	4,450	51	4,501
Notes Payable	905	36	941	99	42	141
FHLB Advances	5,467	801	6,268	254	136	390
Subordinated Debentures	(528)	(177)	(705)	277	(219)	58
Total Interest Bearing Liabilities	27,131	56,053	83,184	9,479	5,148	14,627
Net Interest Income	$3,479	$(27,669)	$(24,190)	$16,779	$3,769	$20,547

Interest Income, Interest Expense, and Net Interest Margin

2023 Compared to 2022

Net interest income was $105.2 million for the year ended December 31, 2023, a decrease of $24.5 million compared to $129.7 million for the year ended December 31, 2022. The decrease in net interest income was due to increased volumes and higher rates paid on interest bearing liabilities in the rising interest rate environment, offset partially by higher rates earned on increased volumes of securities and loans.

Net interest margin (on a fully tax-equivalent basis) for the year ended December 31, 2023 was 2.42%, a 103 basis point decline from 3.45% for the year ended December 31, 2022. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees, and prior to 2023, PPP balances, interest, and fees, for the year ended December 31, 2023 was 2.34%, a 93 basis point decline from 3.27% for the year ended December 31, 2022. The decline in the margin was primarily due to higher funding costs, offset partially by higher earning asset yields.

Average interest earning assets were $4.40 billion for the year ended December 31, 2023, an increase of $614.1 million, or 16.2%, compared to $3.79 billion for the year ended December 31, 2022. The increase in average interest earning assets was primarily due to growth in the loan portfolio and purchases of investment securities. Average interest bearing liabilities were $3.25 billion for the year ended December 31, 2023, an increase of $717.8 million, or 28.4%, compared to $2.53 billion for the year ended December 31, 2022. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing transaction deposits, brokered deposits and FHLB advances.

Average interest earning assets produced a fully tax-equivalent yield of 5.08% for the year ended December 31, 2023, compared to 4.35% for the year ended December 31, 2022. The increase in the yield on interest earning assets was primarily due to growth and repricing of the loan and securities portfolios in the rising interest rate environment. The cost of interest bearing liabilities was 3.61% for the year ended December 31, 2023, compared to 1.34% for the year ended December 31, 2022, primarily due to the rapid increase in market interest rates that occurred between the periods, which impacted all funding sources.

Interest Income. Total interest income, on a tax-equivalent basis, was $223.9 million for the year ended December 31, 2023, compared to $164.9 million for the year ended December 31, 2022. The $59.0 million, or 35.8%, increase in total interest income, on a tax-equivalent basis, was primarily due to solid organic growth in the loan portfolio, purchases of investment securities, and higher earning asset yields in the rising interest rate environment.

Interest income on cash investments increased $2.6 million, or 430.7%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the interest rate increases during the year. Interest income on the investment securities portfolio on a fully-tax equivalent basis increased $9.5 million, or 55.5%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to an $85.2 million, or 16.4%, increase in average balances between the two periods and higher rates earned on securities.

Interest income on loans, on a fully-tax equivalent basis, for the year ended December 31, 2023 was $192.7 million, compared to $146.8 million for the year ended December 31, 2022. The $45.9 million, or 31.2%, increase was primarily due to a $508.5 million, or 15.9%, increase in the average balance of loans outstanding from organic loan growth and a rising yield in the higher interest rate environment.

Loan interest income and loan fees remain the primary contributing factors to the changes in yield on interest earning assets. The aggregate loan yield, increased to 5.21% for the year ended December 31, 2023, which was 61 basis points higher than 4.60% for the year ended December 31, 2022. While loan fees have historically maintained a relatively stable contribution to the aggregate loan yield, the recent periods saw fewer loan prepayments, which historically has accelerated the recognition of loan fees. Despite the overall decrease in fee recognition, the Company is encouraged that the core loan yield continues to rise as new loan originations and the existing portfolio reprice in the higher rate environment.

The following table presents a summary of interest and fees recognized on loans for the year ended December 31, 2023 and, excluding PPP loans, for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
	2023	2022	2021
Interest	5.11%	4.38%	4.33%
Fees	0.10	0.20	0.21
Yield on Loans	5.21%	4.58%	4.54%

Interest Expense. Interest expense on interest bearing liabilities was $117.2 million for the year ended December 31, 2023, an increase of $83.2 million, or 244.7%, compared to $34.0 million for the year ended December 31, 2022. The increase was primarily due to growth and upward repricing of the deposit and FHLB advances portfolios in the higher interest rate environment.

Interest expense on deposits was $96.0 million for the year ended December 31, 2023, compared to $23.4 million for the year ended December 31, 2022. The $72.7 million, or 310.8%, increase in interest expense on deposits was primarily due to the upward repricing of the deposit portfolio in the higher interest rate environment and the average balance of interest bearing deposits increasing by $523.6 million, or 23.6%. The cost of total deposits was 2.73% for the year ended December 31, 2023, a 198 basis point increase, compared to 0.75% for the year ended December 31, 2022. The increase was primarily due to the upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings was $21.1 million for the year ended December 31, 2023, an increase of $10.5 million, compared to $10.6 million for the year ended December 31, 2022. This increase was primarily due to the increased utilization of federal funds purchased and FHLB advances in the higher interest rate environment.

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

Net interest margin (on a fully tax-equivalent basis) for the year ended December 31, 2022 was 3.45%, a decrease of nine basis points, compared to 3.54% for the year ended December 31, 2021. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and PPP balances, interest, and fees, for the year ended December 31, 2022 was 3.27%, a one basis point decrease from 3.28% for the year ended December 31, 2021. The Company remains focused on managing the impact of continued interest rate hikes and the evolving shape of the yield curve during this unique interest rate environment.

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

Average interest earning assets were $3.79 billion for the year ended December 31, 2022, an increase of $674.4 million, or 21.6%, compared to $3.12 billion for the year ended December 31, 2021. The increase in average interest earning assets was primarily due to strong organic growth in the loan portfolio and purchases of investment securities, offset partially by the forgiveness of PPP loans and the reduction of cash balances. Average interest bearing liabilities were $2.53 billion for the year ended December 31, 2022, an increase of $442.3 million, or 21.2%, compared to $2.09 billion for the year ended December 31, 2021. The increase in average interest bearing liabilities was primarily due to an increase in savings and money market deposits and federal funds purchased, offset partially by a decrease in time deposits.

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

Interest Income. Total interest income on a tax-equivalent basis was $164.9 million for the year ended December 31, 2022, compared to $129.7 million for the year ended December 31, 2021. The $35.2 million, or 27.1%, increase in total interest income on a tax-equivalent basis was primarily due to strong organic growth in the loan portfolio and purchases of investment securities, offset partially by a reduction in the recognition of PPP origination fees.

Interest income on cash investments increased $398,000, or 199.9%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, despite a $66.1 million decrease in average balances, primarily due to the interest rate hikes during the year. Interest income on the investment securities portfolio, on a fully-tax equivalent basis, increased $6.8 million, or 66.3%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a $127.6 million, or 32.4%, increase in average balances between the two periods and higher rates earned on securities.

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

Interest Expense. Interest expense on interest bearing liabilities was $34.0, an increase of $14.6 million, or 75.5%, for the year ended December 31, 2022, compared to $19.4 million for the year ended December 31, 2021. The increase was primarily due to the rapid increase in market interest rates that occurred between periods, which impacted all funding sources.

Interest expense on deposits was $23.4 million for the year ended December 31, 2022, compared to $13.8 million for the year ended December 31, 2021. The $9.5 million, or 68.9%, increase in interest expense on deposits was primarily due to the upward repricing of the deposit portfolio consistent with the higher rate environment and the average balance of interest bearing deposits increasing by $276.2 million, or 14.2%. The cost of total deposits was 0.75% for the year ended December 31, 2022, a 24 basis point increase, compared to 0.51% for the year ended December 31, 2021. The increase was primarily due to the upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings was $10.6 million for the year ended December 31, 2022, an increase of $5.1 million, compared to $5.5 million for the year ended December 31, 2021. This increase was primarily due to the increased utilization of federal funds purchased and FHLB advances in the rising interest rate environment.

Provision for Credit Losses

2023 Compared to 2022

On January 1, 2023, the Company adopted ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” more commonly referred to as “CECL.” Upon adoption of CECL, the Company’s allowance for credit losses on loans increased $650,000 and the allowance for off-balance sheet credit exposures increased $4.9 million. The tax-effected impact of these two items totaled $3.9 million and was recorded as an adjustment to retained earnings as of January 1, 2023.

The allowance for credit losses on loans increased $2.5 million as of December 31, 2023, compared to December 31, 2022, reflecting the impact of adopting CECL of $650,000, a provision for credit losses of $2.1 million and net charge-offs of $202,000 during 2023. The provision for credit losses on loans was $2.1 million for the year ended December 31, 2023, a decrease of $5.7 million, compared to the provision for credit losses on loans of $7.7 million for the year ended December 31, 2022. The decrease in the provision for credit losses on loans was due to continued strong asset quality and a more managed pace of loan growth. The allowance for credit losses on loans to total loans was 1.36% at December 31, 2023, compared to 1.34% at December 31, 2022.

The provision for credit losses for off-balance sheet credit exposures was a negative provision of $2.2 million for the year ended December 31, 2023, compared to $-0- for the year ended December 31, 2022. The negative provision for the year ended December 31, 2023 was due to a reduction in outstanding unfunded commitments primarily attributable to the migration of unfunded commitments to funded loans, as well as a moderation of volume of newly originated projects with unfunded commitments. The allowance for credit losses on off-balance sheet credit exposures was $3.0 million as of December 31, 2023, compared to $360,000 as of December 31, 2022.

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

The following table presents a summary of the activity in the allowance for credit losses on loans for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Balance at Beginning of Period	$47,996	$40,020	$34,841
Impact of Adopting CECL	650	—	—
Provision for Credit Losses	2,050	7,700	5,150
Charge-offs	(224)	(37)	(74)
Recoveries	22	313	103
Balance at End of Period	$50,494	$47,996	$40,020

The following table presents a summary of the activity in the provision for credit losses for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Provision for Credit Losses on Loans	2,050	7,700	5,150
Recovery of Credit Losses for Off-Balance Sheet Credit Exposures	(2,225)	—	—
Provision for (Recovery of) Credit Losses	$(175)	$7,700	$5,150

Noninterest Income

2023 Compared to 2022

Noninterest income was $6.5 million for the year ended December 31, 2023, compared to $6.3 million for the year ended December 31, 2022, an increase of $161,000, or 2.5%. The increase was primarily due to increases in customer service fees, bank-owned life insurance income and FHLB prepayment income, offset partially by lower swap fees and other income.

2022 Compared to 2021

Noninterest income was $6.3 million for the year ended December 31, 2022, compared to $5.3 million for the year ended December 31, 2021, an increase of $1.0 million, or 19.3%. The increase was primarily due to increases in customer service fees, swap fees, bank-owned life insurance income and other income, offset partially by lower gains on sales of securities.

The following table presents the major components of noninterest income for the year ended December 31, 2023, compared to the year ended December 31, 2022, and for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2023	2022	(Decrease)	2022	2021	(Decrease)
Noninterest Income:
Customer Service Fees	$1,455	$1,236	$219	$1,236	$1,007	$229
Net Gain (Loss) on Sales of Securities	(33)	82	(115)	82	750	(668)
Letter of Credit Fees	1,746	1,592	154	1,592	1,676	(84)
Debit Card Interchange Fees	595	586	9	586	563	23
Swap Fees	—	557	(557)	557	—	557
Bank-Owned Life Insurance	992	762	230	762	316	446
FHLB Prepayment Income	792	—	792	—	—	—
Other Income	946	1,517	(571)	1,517	997	520
Totals	$6,493	$6,332	$161	$6,332	$5,309	$1,023

Noninterest Expense

2023 Compared to 2022

Noninterest expense totaled $59.3 million for the year ended December 31, 2023, a $2.7 million, or 4.8%, increase from $56.6 million for the year ended December 31, 2022. The increase was primarily driven by a $2.3 million increase in the FDIC insurance assessment as the result of industry-wide increases, a $1.2 million increase in derivative collateral fees, and a $417,000 increase in professional and consulting fees, offset partially by decreases in salaries and employee benefits, marketing and advertising expenses, and the amortization of tax credit investments due to the early adoption of ASU 2023-02. The Company early adopted ASU 2023-02 applying the modified retrospective method which reclassified noninterest expense to income tax expense effective January 1, 2023, impacting comparability to prior years.

The Company had 255 full-time equivalent employees at December 31, 2023, compared to 246 employees at December 31, 2022.

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

The efficiency ratio was 53.0% for the year ended December 31, 2023, compared to 41.5% for the year ended December 31, 2022. The efficiencies of the Company's “branch-light” model have positioned the Company well to continue navigating a challenging environment of a more spread-based revenue model.

2022 Compared to 2021

Noninterest expense totaled $56.6 million for the year ended December 31, 2022, an $8.5 million, or 17.7%, increase from $48.1 million for the year ended December 31, 2021. The increase was primarily driven by a $6.1 million increase in salaries and employee benefits as the result of merit increases and increased staff to meet the needs of the Company’s growth, a $684,000 increase in derivative collateral fees, and a $796,000 increase in other expense, offset partially by a decrease in debt prepayment fees. The Company had 246 full-time equivalent employees at December 31, 2022, compared to 220 employees at December 31, 2021.

The efficiency ratio was 41.5% for the year ended December 31, 2022, compared to 42.0% for the year ended December 31, 2021.

The following table presents the major components of noninterest expense for the year ended December 31, 2023, compared to the year ended December 31, 2022, and for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2023	2022	(Decrease)	2022	2021	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$36,538	$36,941	$(403)	$36,941	$30,889	$6,052
Occupancy and Equipment	4,447	4,390	57	4,390	3,916	474
FDIC Insurance Assessment	3,690	1,365	2,325	1,365	1,305	60
Data Processing	1,574	1,396	178	1,396	1,222	174
Professional and Consulting Fees	3,081	2,664	417	2,664	2,520	144
Derivative Collateral Fees	1,900	687	1,213	687	3	684
Information Technology and Telecommunications	2,889	2,495	394	2,495	2,163	332
Marketing and Advertising	1,129	2,032	(903)	2,032	1,487	545
Intangible Asset Amortization	100	191	(91)	191	191	—
Amortization of Tax Credit Investments	—	408	(408)	408	562	(154)
Debt Prepayment Fees	—	—	—	—	582	(582)
Other Expense	3,972	4,051	(79)	4,051	3,255	796
Totals	$59,320	$56,620	$2,700	$56,620	$48,095	$8,525

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

2023 Compared to 2022

Income tax expense was $12.6 million for the year ended December 31, 2023, compared to $18.3 million for the year ended December 31, 2022. The effective combined federal and state income tax rate for the year ended December 31, 2023 was 23.9%, compared to 25.5% for the year ended December 31, 2022. The lower effective tax rate was primarily due to an increase in tax credits recognized. The Company early adopted ASU 2023-02 applying the modified retrospective method which reclassified noninterest expense to income tax expense effective January 1, 2023.

2022 Compared to 2021

Income tax expense was $18.3 million for the year ended December 31, 2022, compared to $15.9 million for the year ended December 31, 2021. The effective combined federal and state income tax rate for the year ended December 31, 2022 was 25.5%, compared to 25.8% for the year ended December 31, 2021.

Financial Condition

Overview

Total assets at December 31, 2023 were $4.61 billion, an increase of $266.3 million, or 6.1%, compared to December 31, 2022. The increase in total assets was primarily due to an increase in cash and cash equivalents, solid organic loan growth and purchases of investment securities. Total gross loans at December 31, 2023 were $3.72 billion, an increase of $154.8 million, or 4.3%, compared to December 31, 2022. The pace of loan growth moderated due to active balance sheet management to align loan growth with the funding outlook, sales of participations on larger originations, and ultimately the impact of the higher interest rate environment on the number of prospective deals that meet underwriting standards.

Total liabilities at December 31, 2023 were $4.19 billion, an increase of $234.9 million, or 5.9%, compared to December 31, 2022. Total deposits at December 31, 2023 were $3.71 billion, an increase of $293.4 million, or 8.6%, compared to December 31, 2022. Total borrowings were $412.5 million, a decrease of $64.1 million, or 13.5%, compared to December 31, 2022.

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

The investment securities portfolio consists primarily of U.S. government agency mortgage-backed securities, municipal securities, and corporate securities comprised primarily of subordinated debentures of banks and financial holding companies. In addition, the Company also holds other mortgage backed and other debt securities, all with varying contractual maturities. These maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $604.1 million at December 31, 2023, compared to $548.6 million at December 31, 2022, an increase of $55.5 million, or 10.1%. At December 31, 2023, government agency mortgage-backed securities represented 23.5% of the portfolio, municipal securities represented 21.9% of the portfolio, corporate securities represented 21.6% of the portfolio, other mortgage-backed securities represented 15.5% of the portfolio, asset-backed securities represented 14.4% of the portfolio, and SBA securities represented 3.1% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at December 31, 2023, 2022 and 2021:

	December 31, 2023		December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury Securities	$—	$—	$2,621	$2,580	$756	$754
SBA Securities	18,497	18,674	20,957	20,877	30,474	30,370
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	45,256	44,188	55,200	54,441	671	702
Issued by FNMA and FHLMC	24,319	21,687	26,159	22,960	20,649	20,363
Other Residential Mortgage-Backed Securities	74,832	65,617	80,299	70,184	83,394	82,271
Commercial Mortgage-Backed Securities	10,811	10,292	10,993	10,345	10,646	11,138
All Other Commercial MBS	94,237	93,531	80,268	79,854	10,203	10,063
Total MBS	249,455	235,315	252,919	237,784	125,563	124,537
Municipal Securities	151,512	132,524	156,506	131,354	151,665	158,369
Corporate Securities	142,098	130,605	116,871	109,827	81,925	84,480
Asset-Backed Securities	87,054	86,986	46,623	46,191	39,867	40,852
Total	$648,616	$604,104	$596,497	$548,613	$430,250	$439,362

Loan Portfolio

The Company focuses on lending to borrowers located or investing in the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area across a diverse range of industries and property types. The Company lends primarily to commercial clients, consisting of loans secured by nonfarm, nonresidential properties, multifamily residential properties, land, and non-real estate business assets. Responsive service, local decision making, and an efficient turnaround time from application to closing have been significant factors in growing the loan portfolio.

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

Total gross loans increased $154.8 million, or 4.3%, to $3.72 billion at December 31, 2023, compared to $3.57 billion at December 31, 2022. The 1-4 family mortgage, multifamily and commercial real estate, or CRE, nonowner occupied categories contributed most significantly to the $154.8 million of loan growth. As of December 31, 2023, 1-4 family mortgage loans increased $46.9 million, or 13.2%, multifamily loans increased $81.8 million, or 6.3%, and nonowner occupied CRE loans increased $40.3 million, or 4.3%, when compared to December 31, 2022. The Bank’s pace of loan growth slowed in 2023 from historical levels as the Company actively managed the balance sheet to better align loan growth with the funding outlook and market loan demand declined due to the rising interest rate environment.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	December 31, 2023		December 31, 2022		December 31, 2021		December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$464,061	12.4%	$435,344	12.2%	$360,169	12.8%	$304,220	13.1%	$276,035	14.5%
Paycheck Protection Program	NM	NM	1,049	—	26,162	0.9	138,454	6.0	—	—
Construction and Land Development	232,804	6.3	295,554	8.3	231,922	8.2	110,579	4.7	107,519	5.6
1-4 Family Construction	65,087	1.8	70,242	2.0	49,552	1.8	59,638	2.6	89,257	4.7
Real Estate Mortgage:
1-4 Family Mortgage	402,396	10.8	355,474	10.0	305,317	10.8	294,479	12.7	260,611	13.6
Multifamily	1,388,541	37.3	1,306,738	36.6	910,243	32.3	626,465	26.9	515,014	26.9
CRE Owner Occupied	175,783	4.7	149,905	4.2	111,096	4.0	75,604	3.2	66,584	3.5
CRE Nonowner Occupied	987,306	26.5	947,008	26.5	818,569	29.0	709,300	30.5	592,545	31.0
Total Real Estate Mortgage Loans	2,954,026	79.3	2,759,125	77.3	2,145,225	76.1	1,705,848	73.3	1,434,754	75.0
Consumer and Other	8,304	0.2	8,132	0.2	6,442	0.2	7,689	0.3	4,473	0.2
Total Loans, Gross	3,724,282	100.0%	3,569,446	100.0%	2,819,472	100.0%	2,326,428	100.0%	1,912,038	100.0%
Allowance for Credit Losses	(50,494)		(47,996)		(40,020)		(34,841)		(22,526)
Net Deferred Loan Fees	(6,573)		(9,293)		(9,535)		(9,151)		(5,512)
Total Loans, Net	$3,667,215		$3,512,157		$2,769,917		$2,282,436		$1,884,000

The Company primarily focuses on real estate mortgage lending, which constituted 79.3% of the portfolio as of December 31, 2023. The composition of the portfolio has remained relatively consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of December 31, 2023, investor CRE loans totaled $2.67 billion, consisting of $987.3 million of loans secured by nonowner occupied CRE, $1.39 billion of loans secured by multifamily residential properties, $65.1 million of 1-4 family construction loans and $232.8 million of construction and land development loans. Investor CRE loans represented 71.8% of the total gross loan portfolio and 482.4% of the Bank’s total risk-based capital at December 31, 2023, compared to 73.4% and 514.9%, respectively, at December 31, 2022.

The following table provides a breakdown of CRE nonowner occupied loans by collateral types as of December 31, 2023:

		Percent of	Percent of
		CRE Nonowner	Total Loan
(dollars in thousands)	Balance	Occupied Portfolio	Portfolio
Collateral Type:
Industrial	$247,569	25.1%	6.6%
Office	194,359	19.7	5.2
Retail	151,949	15.4	4.1
Nursing/Assisted Living	136,192	13.8	3.7
Mini Storage Facility	92,527	9.4	2.5
Medical Office	88,719	9.0	2.4
Other	75,991	7.6	2.0
Total CRE Nonowner Occupied	$987,306	100.0%	26.5%

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at December 31, 2023 and 2022:

	As of December 31, 2023
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$157,047	$206,460	$96,826	$3,728
Construction and Land Development	99,183	93,013	40,608	—
1-4 Family Construction	46,601	9,476	9,010	—
Real Estate Mortgage:
1-4 Family Mortgage	59,962	262,468	79,320	646
Multifamily	242,291	482,380	576,348	87,522
CRE Owner Occupied	8,271	83,280	84,232	—
CRE Nonowner Occupied	204,297	503,196	279,813	—
Total Real Estate Mortgage Loans	514,821	1,331,324	1,019,713	88,168
Consumer and Other	2,568	5,533	—	203
Total Loans, Gross	$820,220	$1,645,806	$1,166,157	$92,099
Interest Rate Sensitivity:
Fixed Interest Rates	$502,454	$1,414,656	$673,563	$26,172
Floating or Adjustable Rates	317,766	231,150	492,594	65,927
Total Loans, Gross	$820,220	$1,645,806	$1,166,157	$92,099

	As of December 31, 2022
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$137,657	$197,363	$97,259	$3,065
Paycheck Protection Program	—	1,049	—	—
Construction and Land Development	96,702	125,996	66,156	6,700
1-4 Family Construction	54,469	10,510	5,263	—
Real Estate Mortgage:
1-4 Family Mortgage	54,499	214,434	85,880	661
Multifamily	157,585	454,880	642,029	52,244
CRE Owner Occupied	5,709	47,894	96,302	—
CRE Nonowner Occupied	120,645	471,656	354,707	—
Total Real Estate Mortgage Loans	338,438	1,188,864	1,178,918	52,905
Consumer and Other	4,921	2,988	—	223
Total Loans, Gross	$632,187	$1,526,770	$1,347,596	$62,893
Interest Rate Sensitivity:
Fixed Interest Rates	$333,898	$1,187,519	$804,838	$11,115
Floating or Adjustable Rates	298,289	339,251	542,758	51,778
Total Loans, Gross	$632,187	$1,526,770	$1,347,596	$62,893

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

The following table presents information on loan classifications at December 31, 2023. The Company had no assets classified as doubtful or loss at December 31, 2023.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$4,055	$16,143	$20,198
Construction and Land Development	—	80	80
1-4 Family Construction	—	249	249
Real Estate Mortgage:
1-4 Family Mortgage	—	689	689
Multifamily	2,916	—	2,916
CRE Owner Occupied	—	1,559	1,559
CRE Nonowner Occupied	19,514	17,138	36,652
Total Real Estate Mortgage Loans	22,430	19,386	41,816
Totals	$26,485	$35,858	$62,343

Loans that have potential weaknesses that warranted a watchlist risk rating at December 31, 2023 totaled $26.5 million, compared to $32.3 million at December 31, 2022. Loans that warranted a substandard risk rating at December 31, 2023 totaled $35.9 million, compared to $28.0 million at December 31, 2022. Management continues to actively work with these borrowers and closely monitor substandard credits.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $919,000 at December 31, 2023 and $639,000 at December 31, 2022, an increase of $280,000. There were no loans 90 days past due and still accruing as of December 31, 2023 and 2022. There were no foreclosed assets as of December 31, 2023 and 2022.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Total Nonaccrual Loans	$919	$639	$722	$775	$461
Total Nonperforming Loans	$919	$639	$722	$775	$461
Total Nonperforming Assets (1)	$919	$639	$722	$775	$461
Total Modified Accruing Loans (2)	9,609	82	1,304	265	276
Total Nonperforming Assets and Modified Accruing Loans (2)	$10,528	$721	$2,026	$1,040	$737
Nonaccrual Loans to Total Loans	0.02%	0.02%	0.03%	0.03%	0.02%
Nonperforming Loans to Total Loans	0.02	0.02	0.03	0.03	0.02
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.02	0.02	0.03	0.03	0.02
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.
(2)	Reflects the balance outstanding at December 31, 2023 of accruing modified loans to borrowers experiencing financial difficulty since adoption of ASU 2022-02. See “Note 1 – Description of the Business and Summary of Significant Accounting Policies” of the Company’s Consolidated Financial Statements included as part of this report for a discussion for this standard. Periods presented prior to that date reflect the outstanding balance of accruing troubled debt restructures as defined by superseded accounting guidance of ASC 310-40. Accruing loans are those where the Company expects to collect all amounts contractually due.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for credit losses on loans is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. There are no loans, outside of those included in the tables above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms. Due to the low levels of nonaccrual loans, gross income that would have been recorded on nonaccrual loans during the years ended December 31, 2023 and 2022 was approximately $79,000 and $60,000, respectively.

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

At December 31, 2023 the allowance for credit losses on loans was $50.5 million, an increase of $2.5 million from $48.0 million at December 31, 2022. Net charge-offs (recoveries) totaled $202,000 during the year ended December 31, 2023 and ($276,000) during the year ended December 31, 2022. The allowance for credit losses on loans as a percentage of total loans was 1.36% at December 31, 2023, compared to 1.34% at December 31, 2022.

The following table presents a summary of net charge-offs for the periods indicated:

	As of and for the year ended December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Net Charge-offs (Recoveries)
Commercial	$170	$3	$(8)	$339	$152
Construction and Land Development	—	—	—	—	(1)
Real Estate Mortgage:
1-4 Family Mortgage	(5)	(288)	(21)	90	27
CRE Owner Occupied	—	—	(32)	(10)	—
Total Real Estate Mortgage Loans	(5)	(288)	(53)	80	27
Consumer and Other	37	9	32	16	27
Total Net Charge-offs (Recoveries)	$202	$(276)	$(29)	$435	$205
Net Charge-offs (Recoveries) to Average Loans
Commercial	0.04%	0.00%	0.00%	0.12%	0.05%
Construction and Land Development	0.00	0.00	0.00	0.00	0.00
Real Estate Mortgage:
1-4 Family Mortgage	0.00	(0.09)	(0.01)	0.03	0.01
CRE Owner Occupied	0.00	0.00	(0.04)	(0.01)	0.00
Total Real Estate Mortgage Loans	0.00	(0.01)	0.00	0.01	0.00
Consumer and Other	0.40	0.12	0.45	0.28	0.65
Total Net Charge-offs (Recoveries) to Average Loans	0.01%	(0.01)%	0.00%	0.02%	0.01%
Gross Loans, End of Period	$3,724,282	$3,569,446	2,819,472	2,326,428	1,912,038
Average Loans	3,699,252	3,190,712	2,584,857	2,154,420	1,785,937
Allowance to Total Gross Loans	1.36%	1.34%	1.42%	1.50%	1.18%

The following table presents a summary of the allocation of the allowance for credit losses on loans by loan portfolio segment as of the periods indicated:

	December 31,		December 31,		December 31,		December 31,		December 31,
	2023		2022		2021		2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$5,398	10.7%	$6,500	13.5%	$6,256	15.6%	$5,703	16.4%	$3,058	13.6%
Paycheck Protection Program	NM	NM	1	—	13	—	70	0.2	—	—
Construction and Land Development	2,156	4.3	3,911	8.1	3,139	7.9	1,679	4.8	1,274	5.7
1-4 Family Construction	558	1.1	845	1.8	618	1.5	812	2.3	928	4.1
Real Estate Mortgage:
1-4 Family Mortgage	2,651	5.3	4,325	9.0	3,757	9.4	3,972	11.4	2,839	12.6
Multifamily	22,217	44.0	17,459	36.4	12,610	31.5	9,517	27.3	5,824	25.9
CRE Owner Occupied	1,184	2.3	1,965	4.1	1,495	3.7	1,162	3.3	792	3.5
CRE Nonowner Occupied	16,225	32.1	12,576	26.2	11,335	28.3	10,991	31.6	6,972	30.9
Total Real Estate Mortgage Loans	42,277	83.7	36,325	75.7	29,197	72.9	25,642	73.6	16,427	72.9
Consumer and Other	105	0.2	151	0.3	147	0.5	203	0.6	85	0.4
Unallocated	—	—	263	0.6	650	1.6	732	2.1	754	3.3
Total Allowance for Credit Losses	$50,494	100.0%	$47,996	100.0%	$40,020	100.0%	$34,841	100.0%	$22,526	100.0%

Goodwill and Other Intangible Assets

Goodwill was $2.6 million at December 31, 2023 and 2022. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired, which originated from the acquisition of First National Bank of the Lakes in May of 2016. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of core deposit relationships and favorable lease term intangibles. Total other intangible assets at December 31, 2023 and 2022 were $188,000 and $288,000, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	December 31, 2023		December 31, 2022		December 31, 2021		December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$756,964	20.4%	$884,272	25.9%	$875,084	29.7%	$671,903	26.9%	$447,509	24.5%
Interest Bearing Transaction Deposits	692,801	18.7	451,992	13.2	544,789	18.5	366,290	14.6	264,627	14.5
Savings and Money Market Deposits	935,091	25.2	1,031,873	30.2	863,567	29.3	657,617	26.3	516,785	28.3
Time Deposits	300,651	8.1	272,253	8.0	293,474	10.0	353,543	14.1	360,027	19.8
Brokered Deposits	1,024,441	27.6	776,153	22.7	369,323	12.5	452,283	18.1	234,362	12.9
Total Deposits	$3,709,948	100.0%	$3,416,543	100.0%	$2,946,237	100.0%	$2,501,636	100.0%	$1,823,310	100.0%

Total deposits at December 31, 2023 were $3.71 billion, an increase of $293.4 million, or 8.6%, compared to total deposits of $3.42 billion at December 31, 2022. The growth in deposits was primarily due to an increase in interest bearing transaction deposits and brokered deposits. Brokered deposits continue to be used as a supplemental funding source, as needed, to support loan portfolio growth.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. At December 31, 2023, total brokered deposits were $1.02 billion, an increase of $248.3 million, compared to total brokered deposits of $776.2 million at December 31, 2022.

The following table presents the average balance and average rate paid on each of the following deposit categories for the years ended December 31, 2023, 2022, and 2021:

	As of and for the		As of and for the		As of and for the
	Year Ended		Year Ended		Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$768,428	—%	$910,490	—%	$764,087	—%
Interest Bearing Transaction Deposits	650,028	3.60	524,968	0.83	441,528	0.46
Savings and Money Market Deposits	922,799	3.32	963,096	0.95	773,779	0.48
Time Deposits < $250,000	179,242	2.33	215,419	1.00	255,808	1.24
Time Deposits > $250,000	83,919	3.45	69,449	1.61	67,830	1.37
Brokered Deposits	909,662	3.84	449,095	1.48	406,863	0.97
Total Deposits	$3,514,078	2.73%	$3,132,517	0.75%	$2,709,895	0.51%

The following table presents time deposits, including brokered time deposits, that are in excess of the FDIC insurance limit, currently $250,000, by time remaining until maturity:

December 31,
(dollars in thousands)	2023
Three Months or Less	$32,818
Over Three Months through Six Months	25,057
Over Six Months through 12 Months	57,951
Over 12 Months	22,533
Totals	$138,359

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $900.0 million, or 24% of total deposits, at December 31, 2023 and $1.32 billion, or 38% of total deposits, at December 31, 2022. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs as a supplemental funding source for loan growth. The Company had $-0- and $287.0 million federal funds purchased as of December 31, 2023 and 2022, respectively.

Other Borrowings

At December 31, 2023, the Company had outstanding FHLB advances of $319.5 million, compared to $97.0 million at December 31, 2022. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $498.7 million and $390.9 million at December 31, 2023 and 2022, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. On September 1, 2022, the Company entered into a second amendment to the agreement which increased the maximum principal amount of the Company’s revolving line of credit from $25.0 million to $40.0 million and extended the maturity date from February 28, 2023 to September 1, 2024. As of December 31, 2023 and 2022, the Company had $13.8 million of outstanding balances under the revolving line of credit.

Additionally, the Company has borrowing capacity from other sources. As of December 31, 2023, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $979.4 million and $157.8 million at December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had no outstanding advances from the discount window or the BTFP.

Subordinated Debentures

As of December 31, 2023 and 2022, the Company had subordinated debentures, net of issuance costs of $79.3 million and $78.9 million, respectively

For additional information, see “Note 12 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at December 31, 2023:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$2,558,838	$—	$—	$—	$2,558,838
Time Deposits	337,988	566,811	200,846	45,465	1,151,110
Notes Payable	13,750	—	—	—	13,750
FHLB Advances	233,000	46,500	40,000	—	319,500
Subordinated Debentures	—	—	—	80,000	80,000
Commitment to Fund Tax Credit Investments	9,932	—	—	—	9,932
Operating Lease Obligations	587	894	505	53	2,039
Totals	$3,154,095	$614,205	$241,351	$125,518	$4,135,169

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

Capital

Total shareholders’ equity at December 31, 2023 was $425.5 million, an increase of $31.5 million, or 8.0%, over shareholders’ equity of $394.1 million at December 31, 2022, primarily due to net income retained and a decrease in unrealized losses in the securities portfolio, offset partially by a decrease in unrealized gains in the derivatives portfolio, the adoption of the CECL accounting methodology, preferred stock dividends, and stock repurchases.

Tangible book value per share, a non-GAAP financial measure, was $12.84 as of December 31, 2023, an increase of 9.8% from $11.69 as of December 31, 2022. Tangible common equity as a percentage of tangible assets, a non-GAAP financial measure, was 7.73% at December 31, 2023, compared to 7.48% at December 31, 2022.

Stock Repurchase Program. During the year ended December 31, 2023, the Company repurchased 423,749 shares of its common stock, representing 1.5% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $10.72 for a total of $4.5 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2023. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Company (Consolidated):
Total Risk-based Capital	$570,770	13.97%	$326,872	8.00%	$429,019	10.50%	N/A	N/A
Tier 1 Risk-based Capital	440,947	10.79	245,154	6.00	347,301	8.50	N/A	N/A
Common Equity Tier 1 Capital	374,433	9.16	183,865	4.50	286,013	7.00	N/A	N/A
Tier 1 Leverage Ratio	440,947	9.57	184,383	4.00	184,383	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$554,269	13.58%	$326,528	8.00%	$428,568	10.50%	$408,160	10.00%
Tier 1 Risk-based Capital	503,787	12.34	244,896	6.00	346,936	8.50	326,528	8.00
Common Equity Tier 1 Capital	503,787	12.34	183,672	4.50	285,712	7.00	265,304	6.50
Tier 1 Leverage Ratio	503,787	10.95	184,037	4.00	184,037	4.00	230,047	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Company (Consolidated):
Total Risk-based Capital	$536,352	13.15%	$326,190	8.00%	$428,125	10.50%	N/A	N/A
Tier 1 Risk-based Capital	409,092	10.03	244,643	6.00	346,577	8.50	N/A	N/A
Common Equity Tier 1 Capital	342,578	8.40	183,482	4.50	285,417	7.00	N/A	N/A
Tier 1 Leverage Ratio	409,092	9.55	171,368	4.00	171,368	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$508,760	12.47%	$326,288	8.00%	$428,253	10.50%	$407,860	10.00%
Tier 1 Risk-based Capital	460,404	11.29	244,716	6.00	346,681	8.50	326,288	8.00
Common Equity Tier 1 Capital	460,404	11.29	183,537	4.50	285,502	7.00	265,109	6.50
Tier 1 Leverage Ratio	460,404	10.76	171,113	4.00	171,113	4.00	213,891	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules require a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At December 31, 2023, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and commercial letters of credit is represented by the contractual or notional amount of those instruments. The Company decreases its exposure to losses under these commitments by subjecting them to credit approval and monitoring procedures. The Company assesses the credit risk associated with certain commitments to extend credit and establishes a liability for expected credit losses.

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$164,880	$381,752	$444,669	$404,065
Letters of Credit	6,780	96,509	20,658	95,111
Totals	$171,660	$478,261	$465,327	$499,176

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

The Company had outstanding letters of credit with the FHLB in the amount of $114.4 million and $78.4 million at December 31, 2023 and 2022, respectively, on behalf of customers and to secure public deposits.

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

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of December 31, 2023, the Company had no borrowings outstanding through the AFX.

Total on- and off-balance sheet liquidity was $2.23 billion as of December 31, 2023, compared to $1.38 billion at December 31, 2022. The Company did not utilize the BTFP or Federal Reserve Discount Window during the year ended December 31, 2023.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	December 31, 2023	December 31, 2022
(dollars in thousands)
Cash and Cash Equivalents	$96,594	$48,090
Securities Available for Sale	604,104	548,613
Less: Pledged Securities	(170,727)	—
Total Primary Liquidity	$529,971	$596,703
Ratio of Primary Liquidity to Total Deposits	14.3%	17.5%

Secondary Liquidity—Off-Balance Sheet Borrowing Capacity
Net Secured Borrowing Capacity with the FHLB	$498,736	$390,898
Net Secured Borrowing Capacity with the Federal Reserve Bank	979,448	157,827
Unsecured Borrowing Capacity with Correspondent Lenders	200,000	208,000
Secured Borrowing Capacity with Correspondent Lender	26,250	26,250
Total Secondary Liquidity	$1,704,434	$782,975
Total Primary and Secondary Liquidity	$2,234,405	$1,379,678
Ratio of Primary and Secondary Liquidity to Total Deposits	60.2%	40.4%

During the year ended December 31, 2023, primary liquidity decreased $66.7 million due to an increase in pledged securities of $170.7 million, offset partially by a $48.5 million increase in cash and cash equivalents and a $55.5 million increase in securities available for sale. Secondary liquidity increased $916.5 million as of December 31, 2023 due to a $107.8 million increase in the borrowing capacity with the FHLB and an $821.6 million increase in the borrowing capacity with the Federal Reserve Bank, offset partially by an $8.0 million decrease in the unsecured borrowing capacity with a correspondent lender.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At December 31, 2023, core deposits totaled approximately $2.55 billion and represented 68.7% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At December 31, 2023, brokered deposits totaled $1.02 billion, consisting of $850.5 million of brokered time deposits and $174.0 million of non-maturity brokered money market and transaction accounts. At December 31, 2022, brokered deposits totaled $776.2 million, consisting of $591.9 million of brokered time deposits and $184.3 million of non-maturity brokered money market and transaction accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2023, the Company was in compliance with all established liquidity guidelines in the policy.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial data included in this report are not measures of financial performance recognized by GAAP. Management uses these non-GAAP financial measures in the analysis of performance:

●	“Pre-Provision Net Revenue” is defined as net interest income plus total noninterest income (excluding all gains and losses on sales of assets or extinguishments or prepayments of liabilities) minus total noninterest expense, excluding the amortization of tax credit investments and debt prepayment fees.
●	“Core Net Interest Margin” is defined as the ratio of net interest income (on a fully tax-equivalent basis), reduced by loan fees and PPP interest and fees, divided by interest earning assets, excluding average PPP loans.
●	“Efficiency ratio” is defined as noninterest expense less the amortization of intangibles divided by our operating revenue, which is equal to net interest income plus noninterest income excluding gains and losses on sales of assets. In management’s judgment, the adjustments made to operating revenue allow investors and analysts to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to the Company’s core business.
●	“Tangible common equity” is defined as shareholders’ equity reduced by preferred stock, goodwill and other intangible assets. The Company believes that this measure is important to many investors in the marketplace who are interested in changes from period to period in common shareholders’ equity exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing both equity and assets while not increasing tangible equity or tangible assets.
●	“Tangible common equity to tangible assets” is defined as the ratio of tangible common equity, as defined above, divided by total assets reduced by goodwill and other intangible assets. The Company believes that this measure is important to many investors in the marketplace who are interested in relative changes from period to period in common shareholders’ equity to total assets, each exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing both equity and assets while not increasing our tangible equity or tangible assets.
●	“Tangible book value per share” is defined as tangible common shareholders’ equity divided by total common voting shares outstanding. The Company believes that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing book value while not increasing tangible book value.
●	“Return on average tangible common equity” is defined as the ratio of net income available to common shareholders, divided by average tangible common equity. Management believes that this measure is important to many investors in the marketplace because it measures the return on common equity, exclusive of the effects of preferred stock and intangible assets on earnings and capital.

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

	As of and for the year ended December 31,
(dollars in thousands)	2023	2022	2021	2020	2019

Pre-Provision Net Revenue
Noninterest Income	$6,493	$6,332	$5,309	$5,839	$3,826
Less: (Gain) Loss on Sales of Securities	33	(82)	(750)	(1,503)	(516)
Less: FHLB Advance Prepayment Income	(792)	—	—	—	—
Total Operating Noninterest Income	5,734	6,250	4,559	4,336	3,310
Plus: Net Interest Income	105,174	129,698	109,509	87,964	74,132
Net Operating Revenue	$110,908	$135,948	$114,068	$92,300	$77,442

Noninterest Expense	$59,320	$56,620	$48,095	$45,387	$36,932
Less: Amortization of Tax Credit Investments	—	(408)	(562)	(738)	(3,225)
Less: Debt Prepayment Fees	—	—	(582)	(7,043)	—
Total Operating Noninterest Expense	$59,320	$56,212	$46,951	$37,606	$33,707

Pre-Provision Net Revenue	$51,588	$79,736	$67,117	$54,694	$43,735

Plus:
Non-Operating Revenue Adjustments	759	82	750	1,503	516
Less:
Provision (Recovery of) for Credit Losses	(175)	7,700	5,150	12,750	2,700
Non-Operating Expense Adjustments	—	408	1,144	7,781	3,225
Provision for Income Taxes	12,562	18,318	15,886	8,472	6,923
Net Income	$39,960	$53,392	$45,687	$27,194	$31,403

Average Assets	$4,490,804	$3,866,480	$3,189,800	$2,617,579	$2,114,211
Pre-Provision Net Revenue Return on Average Assets	1.15%	2.06%	2.10%	2.09%	2.07%

	As of and for the year ended December 31,
(dollars in thousands)	2023	2022	2021	2020	2019

Core Net Interest Margin
Net Interest Income (Tax-Equivalent Basis)	$106,730	$130,920	$110,373	$88,883	$75,040
Less: Loan Fees	(3,604)	(6,273)	(5,173)	(5,283)	(4,562)
Less: PPP Interest and Fees	NM	(970)	(6,441)	(4,143)	—
Core Net Interest Income	$103,126	$123,677	$98,759	$79,457	$70,478

Average Interest Earning Assets	4,404,366	3,790,291	3,115,883	2,565,859	2,091,198
Less: Average PPP Loans	NM	(7,441)	(103,151)	(122,240)	—
Core Average Interest Earning Assets	$4,404,366	$3,782,850	$3,012,732	$2,443,619	$2,091,198
Core Net Interest Margin	2.34%	3.27%	3.28%	3.25%	3.37%

	As of and for the year ended December 31,
(dollars in thousands)	2023	2022	2021	2020	2019

Efficiency Ratio
Noninterest Expense	$59,320	$56,620	$48,095	$45,387	$36,932
Less: Amortization of Intangible Assets	(100)	(191)	(191)	(191)	(191)
Adjusted Noninterest Expense	$59,220	$56,429	$47,904	$45,196	$36,741
Net Interest Income	105,174	129,698	$109,509	$87,964	$74,132
Noninterest Income	6,493	6,332	5,309	5,839	3,826
Less: (Gain) Loss on Sales of Securities	33	(82)	(750)	(1,503)	(516)
Adjusted Operating Revenue	$111,700	$135,948	$114,068	$92,300	$77,442
Efficiency Ratio	53.0%	41.5%	42.0%	49.0%	47.4%

	As of and for the year ended December 31,
(dollars in thousands)	2023	2022	2021	2020	2019

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$425,515	$394,064	$379,272	$265,405	$244,794
Less: Preferred Stock	(66,514)	(66,514)	(66,514)	—	—
Total Common Shareholders' Equity	359,001	327,550	312,758	265,405	244,794
Less: Intangible Assets	(2,814)	(2,914)	(3,105)	(3,296)	(3,487)
Tangible Common Equity	$356,187	$324,636	$309,653	$262,109	$241,307

Total Assets	$4,611,990	$4,345,662	$3,477,659	$2,927,345	$2,268,830
Less: Intangible Assets	(2,814)	(2,914)	(3,105)	(3,296)	(3,487)
Tangible Assets	$4,609,176	$4,342,748	$3,474,554	$2,924,049	$2,265,343
Tangible Common Equity/Tangible Assets	7.73%	7.48%	8.91%	8.96%	10.65%

Tangible Book Value Per Share
Book Value Per Common Share	$12.94	$11.80	$11.09	$9.43	$8.45
Less: Effects of Intangible Assets	(0.10)	(0.11)	(0.11)	(0.12)	(0.12)
Tangible Book Value Per Common Share	$12.84	$11.69	$10.98	$9.31	$8.33

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$35,906	$49,338	$44,516	$27,194	$31,403

Average Shareholders' Equity	$410,478	$384,033	$316,237	$258,736	$232,539
Less: Average Preferred Stock	(66,514)	(66,514)	(24,915)	—	—
Average Common Equity	343,964	317,519	291,322	258,736	232,539
Less: Effects of Average Intangible Assets	(2,847)	(3,012)	(3,204)	(3,395)	(3,582)
Average Tangible Common Equity	$341,117	$314,507	$288,118	$255,341	$228,957
Return on Average Tangible Common Equity	10.53%	15.69%	15.45%	10.65%	13.72%

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At December 31, 2023 and 2022, these cash flow hedges had a total notional amount of $308.0 million and $288.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2023 and 2022, are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, and 300 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 400 basis points does not provide meaningful results and thus is not presented.

(dollars in thousands)	December 31, 2023		December 31, 2022
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$118,597	(2.39)%	$129,621	(4.84)%
+300	118,983	(2.08)	131,357	(3.57)
+200	119,395	(1.74)	133,089	(2.30)
+100	119,916	(1.31)	134,591	(1.20)
0	121,504	—	136,220	—
−100	125,138	2.99	137,641	1.04
−200	128,643	5.87	137,968	1.28
−300	132,269	8.86	138,587	1.74

The table above indicates that as of December 31, 2023, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 2.39% decrease in net interest income. In the event of an immediate 300 basis point decrease in interest rates, the Company would experience an 8.86% increase in net interest income.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bridgewater Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bridgewater Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CliftonLarsonAllen LLP

CliftonLarsonAllen LLP

Minneapolis, Minnesota

March 6, 2023

We have served as the Company’s auditor from 2005 through 2022.

CLA (CliftonLarsonAllen LLP) is an independent network member of CLA Global. See CLAglobal.com/disclaimer.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bridgewater Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bridgewater Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridgewater Bancshares, Inc. and subsidiaries as of December 31, 2023, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standards

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses on financial instruments in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses on loans

As described in Note 1 and Note 5 to the consolidated financial statements, the allowance for credit losses on loans (allowance) totaled $50.5 million at December 31, 2023. The allowance is a valuation account that is deducted from the Company’s amortized cost basis of loans to present the net amount of loans for investment expected to be collected over their contractual life. The allowance is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis at the balance sheet date. At December 31, 2023, the general reserve on loans collectively evaluated for impairment totaled $50.4 million and there was $103 thousand on loans individually evaluated.

The measurement of the allowance is based on relevant information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. The Company uses the weighted-average remaining maturity (WARM) method as a basis for estimated expected credit loss. The WARM method uses a historical average annual charge off rate. This average annual charge off rate contains loss content over a historical lookback period and is used as a foundation for estimating the allowance on loans for the remaining outstanding balances of loans by segment at the balance sheet date. The average annual charge off rate is applied to the contractual term to determine the unadjusted historical charge off rate. The calculation of the unadjusted historical charge off rate is then adjusted for current conditions and for reasonable and supportable forecast periods through qualitative factors prior to being applied to the current balance of the loan segments.

Forecast adjustments to the historical loss rate are based on a forecast of the U.S. national unemployment rate, a forecast of the difference between the 10-year and 3-month treasury rates, and the most recent available BBB rated corporate bond spreads to U.S. Treasury securities, or BBB Spread. The forecast overlay adjustment for the reasonable and supportable forecast assumes an immediate reversion after a one-year forecast period to historical loss rates for the remaining life of the respective loan segment. Qualitative factors are used to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative (historical loss factors) analysis or the forecasts described above. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in the historic loss factors. Each qualitative loss factor, for each loan segment within the portfolio, incorporates consideration for a minimal to maximum range for loss factors. These qualitative factor adjustments may increase or decrease the Company’s estimate of expected credit losses and are applied to each loan segment. The qualitative factors applied to each loan segment include changes in lending policies and procedures, general economic and business conditions, the nature, volume and terms of the loans, the experience, depth and ability of lending staff, quality of the loan review function, the value of underlying collateral, competition, legal and regulatory factors, the volume and severity of watchlist and past due loans and the level of concentrations.

We identified the qualitative factors and forecasted adjustments applied to the allowance as a critical audit matter as auditing management’s determination of the qualitative factors required significant auditor judgement as the estimate is highly sensitive to changes in significant assumptions.

Our audit procedures related to the Company’s qualitative factors and forecasted adjustments applied to the allowance included the following, among others:

●	We obtained an understanding of the relevant controls related to the qualitative factors and forecasted adjustments applied to the allowance and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the qualitative factors, forecasted adjustments and the underlying data used in determining those factors.

●	We tested management’s process and evaluated the reasonableness of their judgments and assumptions to develop the qualitative factors and forecasted adjustments, which included:

-	Testing the accuracy and relevancy of the data inputs used by management as a basis for the adjustments for qualitative factors and forecasted adjustments by comparing to internal and external source data.

-	Evaluating the reasonableness of the magnitude and directional consistency of the adjustments for such.

-	Evaluating whether management’s conclusions were consistent with Company provided internal data and external, independently sourced data and agreeing the impact to the allowance calculation.

/s/ RSM US LLP

 We have served as the Company’s auditor since 2022.

Des Moines, Iowa

March 6, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bridgewater Bancshares, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Bridgewater Bancshares, Inc.'s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2023, and the consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2023, and the related notes to the consolidated financial statements of the Company and our report dated March 6, 2024, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Des Moines, Iowa

March 6, 2024

Bridgewater Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31,	December 31,
	2023	2022
ASSETS
Cash and Cash Equivalents	$128,562	$87,043
Bank-Owned Certificates of Deposit	—	1,181
Securities Available for Sale, at Fair Value	604,104	548,613
Loans, Net of Allowance for Credit Losses of $50,494 at December 31, 2023, and $47,996 at December 31, 2022	3,667,215	3,512,157
Federal Home Loan Bank (FHLB) Stock, at Cost	17,097	19,606
Premises and Equipment, Net	48,886	48,445
Accrued Interest	16,697	13,479
Goodwill	2,626	2,626
Other Intangible Assets, Net	188	288
Bank-Owned Life Insurance	34,477	33,485
Other Assets	92,138	78,739
Total Assets	$4,611,990	$4,345,662

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$756,964	$884,272
Interest Bearing	2,952,984	2,532,271
Total Deposits	3,709,948	3,416,543
Federal Funds Purchased	—	287,000
Notes Payable	13,750	13,750
FHLB Advances	319,500	97,000
Subordinated Debentures, Net of Issuance Costs	79,288	78,905
Accrued Interest Payable	5,282	2,831
Other Liabilities	58,707	55,569
Total Liabilities	4,186,475	3,951,598

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at December 31, 2023 and December 31, 2022	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,748,965 at December 31, 2023 and 27,751,950 at December 31, 2022	277	278
Additional Paid-In Capital	96,320	96,529
Retained Earnings	280,650	248,685
Accumulated Other Comprehensive Loss	(18,246)	(17,942)
Total Shareholders' Equity	425,515	394,064
Total Liabilities and Equity	$4,611,990	$4,345,662

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
INTEREST INCOME
Loans, Including Fees	$191,402	$146,256	$118,845
Investment Securities	26,245	16,410	9,576
Other	4,708	1,029	458
Total Interest Income	222,355	163,695	128,879

INTEREST EXPENSE
Deposits	96,045	23,379	13,842
Federal Funds Purchased	8,521	4,507	6
Notes Payable	1,143	202	61
FHLB Advances	7,489	1,221	831
Subordinated Debentures	3,983	4,688	4,630
Total Interest Expense	117,181	33,997	19,370

NET INTEREST INCOME	105,174	129,698	109,509
Provision for (Recovery of) Credit Losses	(175)	7,700	5,150

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	105,349	121,998	104,359

NONINTEREST INCOME
Customer Service Fees	1,455	1,236	1,007
Net Gain (Loss) on Sales of Available for Sale Securities	(33)	82	750
Letters of Credit Fees	1,746	1,592	1,676
Debit Card Interchange Fees	595	586	563
Swap Fees	—	557	—
Bank-Owned Life Insurance	992	762	316
FHLB Prepayment Income	792	—	—
Other Income	946	1,517	997
Total Noninterest Income	6,493	6,332	5,309

NONINTEREST EXPENSE
Salaries and Employee Benefits	36,538	36,941	30,889
Occupancy and Equipment	4,447	4,390	3,916
FDIC Insurance Assessment	3,690	1,365	1,305
Data Processing	1,574	1,396	1,222
Professional and Consulting Fees	3,081	2,664	2,520
Derivative Collateral Fees	1,900	687	3
Information Technology and Telecommunications	2,889	2,495	2,163
Marketing and Advertising	1,129	2,032	1,487
Intangible Asset Amortization	100	191	191
Amortization of Tax Credit Investments	—	408	562
Debt Prepayment Fees	—	—	582
Other Expense	3,972	4,051	3,255
Total Noninterest Expense	59,320	56,620	48,095

INCOME BEFORE INCOME TAXES	52,522	71,710	61,573
Provision for Income Taxes	12,562	18,318	15,886
NET INCOME	39,960	53,392	45,687
Preferred Stock Dividends	(4,054)	(4,054)	(1,171)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$35,906	$49,338	$44,516

EARNINGS PER SHARE
Basic	$1.29	$1.78	$1.59
Diluted	1.27	1.72	1.54
Dividends Paid Per Common Share	—	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	December 31,	December 31,	December 31,
	2023	2022	2021
Net Income	$39,960	$53,392	$45,687
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	3,339	(56,914)	(1,689)
Unrealized Gains on Cash Flow Hedges	2,299	20,430	3,991
Reclassification Adjustment for (Gains) Losses Realized in Income	(6,069)	(90)	770
Income Tax Impact	127	9,626	(645)
Total Other Comprehensive Income (Loss), Net of Tax	(304)	(26,948)	2,427
Comprehensive Income	$39,656	$26,444	$48,114

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in thousands, except share data)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Year Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2020	$—	28,143,493	$281	$103,714	$154,831	$6,579	$265,405
Stock-based Compensation	—	18,920	—	2,426	—	—	2,426
Comprehensive Income	—	—	—	—	45,687	2,427	48,114
Preferred Stock Offering, Net of Issuance Costs	66,514	—	—	—	—	—	66,514
Stock Options Exercised	—	164,405	2	722	—	—	724
Stock Repurchases	—	(146,445)	(2)	(2,299)	—	—	(2,301)
Vested Restricted Stock Units	—	51,146	1	(1)	—	—	—
Restricted Shares Withheld for Taxes	—	(24,953)	—	(439)	—	—	(439)
Preferred Stock Dividend	—	—	—	—	(1,171)	—	(1,171)
BALANCE December 31, 2021	66,514	28,206,566	282	104,123	199,347	9,006	379,272
Stock-based Compensation	—	19,024	—	3,340	—	—	3,340
Comprehensive Income (Loss)	—	—	—	—	53,392	(26,948)	26,444
Stock Options Exercised	—	133,301	1	576	—	—	577
Stock Repurchases	—	(662,765)	(6)	(10,772)	—	—	(10,778)
Forfeiture of Restricted Stock Awards	—	(1,000)	—	(2)	—	—	(2)
Vested Restricted Stock Units	—	96,786	1	(1)	—	—	—
Restricted Shares Withheld for Taxes	—	(39,962)	—	(735)	—	—	(735)
Preferred Stock Dividend	—	—	—	—	(4,054)	—	(4,054)
BALANCE December 31, 2022	66,514	27,751,950	278	96,529	248,685	(17,942)	394,064
Cumulative Effect of the Adoption of ASU 2016-13	—	—	—	—	(3,920)	—	(3,920)
Cumulative Effect of the Adoption of ASU 2023-02	—	—	—	—	(21)	—	(21)
Balance as of January 1, 2023, as Adjusted for Change in Accounting Principles	66,514	27,751,950	278	96,529	244,744	(17,942)	390,123
Stock-based Compensation	—	44,753	—	3,954	—	—	3,954
Comprehensive Income (Loss)	—	—	—	—	39,960	(304)	39,656
Stock Options Exercised	—	305,950	3	960	—	—	963
Stock Repurchases	—	(423,749)	(4)	(4,537)	—	—	(4,541)
Forfeiture of Restricted Stock Awards	—	(250)	—	—	—	—	—
Vested Restricted Stock Units	—	121,603	1	(1)	—	—	—
Restricted Shares Withheld for Taxes	—	(51,292)	(1)	(585)	—	—	(586)
Preferred Stock Dividend	—	—	—	—	(4,054)	—	(4,054)
BALANCE December 31, 2023	$66,514	27,748,965	$277	$96,320	$280,650	$(18,246)	$425,515

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	December 31, 2023	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$39,960	$53,392	$45,687
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	10	1,867	3,362
Net (Gain) Loss on Sales of Securities Available for Sale	33	(82)	(750)
Provision for Credit Losses on Loans	2,050	7,700	5,150
Credit for Off-Balance Sheet Exposures	(2,225)	—	—
Depreciation of Premises and Equipment	2,509	2,565	2,369
Loss on Disposal of Premises and Equipment	20	18	—
Amortization of Other Intangible Assets	100	191	191
Amortization of Right-of use Asset	534	497	—
Amortization of Subordinated Debt Issuance Costs	383	416	441
Stock-based Compensation	3,954	3,340	2,426
Deferred Income Taxes	676	(1,401)	(4,522)
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(21,894)	(14,080)	(4,064)
Accrued Interest Payable and Other Liabilities	3,905	30,576	3,946
Net Cash Provided by Operating Activities	30,015	84,999	54,236

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Bank-Owned Certificates of Deposit	1,181	695	984
Proceeds from Sales of Securities Available for Sale	28,756	64,439	11,877
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	32,747	38,226	44,235
Purchases of Securities Available for Sale	(113,648)	(268,259)	(109,898)
Net Increase in Loans	(157,874)	(749,940)	(492,631)
Net (Increase) Decrease in FHLB Stock	2,509	(14,364)	(215)
Purchases of Premises and Equipment	(2,970)	(1,633)	(777)
Proceeds from Sales of Foreclosed Assets	116	—	—
Purchase of Bank-Owned Life Insurance	—	(7,407)	(25,000)
Net Cash Used in Investing Activities	(209,183)	(938,243)	(571,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	293,405	470,306	444,601
Net Increase (Decrease) in Federal Funds Purchased	(287,000)	287,000	—
Principal Proceeds (Payments) on Notes Payable	—	13,750	(11,000)
Proceeds from FHLB Advances	679,500	158,000	—
Principal Payments on FHLB Advances	(457,000)	(103,500)	(15,000)
Issuance of Preferred Stock, net of Issuance Costs	—	—	66,514
Preferred Stock Dividends Paid	(4,054)	(4,054)	(1,171)
Issuance of Subordinated Debt, net of Issuance Costs	—	—	29,309
Redemption of Subordinated Debt	—	(13,750)	(11,250)
Stock Options Exercised	963	577	724
Stock Repurchases	(4,541)	(10,778)	(2,301)
Forfeiture of Restricted Stock Awards	—	(2)	—
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(457)	(620)	(439)
Shares Repurchased for Tax Withholdings Upon Exercise of Stock Options	(129)	(115)	—
Net Cash Provided by Financing Activities	220,687	796,814	499,987

NET CHANGE IN CASH AND CASH EQUIVALENTS	41,519	(56,430)	(17,202)
Cash and Cash Equivalents Beginning	87,043	143,473	160,675
Cash and Cash Equivalents Ending	$128,562	$87,043	$143,473

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$114,347	$32,159	$19,135
Cash Paid for Income Taxes	10,388	20,565	19,376
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net Investment Securities Purchased but Not Settled	—	2,438	—
Loans Transferred to Foreclosed Assets	116	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Description of the Business and Summary of Significant Accounting Policies

Organization

Bridgewater Bancshares, Inc. (the “Company”) is a financial holding company headquartered in St. Louis Park, Minnesota, whose operations consist of the ownership of its wholly-owned subsidiary: Bridgewater Bank (the “Bank”). The Bank commenced operations in 2005 and provides retail and commercial loan and deposit services, principally to customers within the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area. In 2008, the Bank formed BWB Holdings, LLC, a wholly owned subsidiary of the Bank, for the purpose of holding repossessed property. In 2018, the Bank formed Bridgewater Investment Management, Inc., a wholly owned subsidiary of the Bank, for the purpose of holding certain municipal securities and to engage in municipal lending activities.

The Company previously had a second wholly-owned subsidiary, Bridgewater Risk Management, Inc., a Nevada Corporation (the “Captive”). The Captive insured the Company and its subsidiaries against certain risks unique to the operations of the Company and for which insurance was not available or economically feasible in the insurance marketplace. The Captive pooled resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Effective December 15, 2023, the Captive was dissolved and is no longer active.

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

Emerging Growth Company

Until December 31, 2023, the Company qualified as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, accordingly, took advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. The Company elected to take advantage of the benefits of this extended transition period through 2023. As of December 31, 2023, the Company was no longer eligible for emerging growth company status, and the full regulatory reporting requirements became applicable.

Cash and Cash Equivalents

For purpose of the consolidated statements of cash flows, cash and cash equivalents include cash, both interest bearing and noninterest bearing balances due from banks and federal funds sold, all of which mature within 90 days. Cash flows from loans, deposits, federal funds purchased and notes payable are reported net.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid balances adjusted for charge-offs, the allowance for credit losses, any deferred fees or costs on originated loans, and premiums or discounts on purchased loans.

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

Consumer and Other: Consumer and other loans generally include personal lines of credit and amortizing loans made to qualified individuals for various purposes such as auto loans, debt consolidation loans, personal expense loans or overdraft protection. The primary risk characteristics associated with consumer and other loans typically include major changes to the borrower’s financial or personal circumstances, including unemployment or other loss of income, significant unexpected expenses, such as major medical expenses, catastrophic events, divorce or death.

Management assesses the adequacy of the ACL on loans on a quarterly basis. Management estimates the ACL on loans using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company uses the weighted-average remaining maturity, or WARM, method as the basis for estimating expected credit losses. The WARM method uses a historical average annual charge off rate. This average annual charge off rate contains loss content over a historical lookback period and is used as a foundation for estimating the ACL on loans for the remaining outstanding balances of loans by segment at the balance sheet date. The average annual charge off rate is applied to the contractual term to determine the unadjusted historical charge off rate. The calculation of the unadjusted historical charge off rate is then adjusted for current conditions and for reasonable and supportable forecast periods through qualitative factors prior to being applied to the current balance of the loan segments. Accrued interest receivable on loans available for sale is excluded from the estimate of credit losses.

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

Premises and Equipment

Land is stated at cost. Premises and equipment are stated at cost less accumulated depreciation on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful life or lease term for leasehold improvements. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

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

The amount of the uncertain tax positions was not deemed to be material. It is not expected that the unrecognized tax benefit will be material within the next 12 months. The Company did not recognize any interest or penalties for the years ended December 31, 2023, 2022 and 2021.

The Company is no longer subject to federal or state tax examination by tax authorities for years ending before December 31, 2020.

Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. These investments are included in other assets on the balance sheet, with any unfunded commitments included within other liabilities. The qualified affordable housing projects are accounted for under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is recognized over the period that the Company expects to receive the tax credits, with the expense included within income tax expense on the consolidated statements of income. Prior to 2023, the historic tax credits are accounted for under the equity method, with the expense included within noninterest expense on the consolidated statements of income. Beginning January 1, 2023, with the adoption of ASU 2023-02, the amortization expense for the historic tax credits are accounted for under the proportional amortization method. Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value.

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

Segment Reporting

The Company’s chief operating decision maker makes company wide resource allocation decisions and assessments of performance based on a collective assessment of the Company’s operations. Substantially all of the Company’s operations involve the delivery of loan and deposit products to clients. Accordingly, all of the Company operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications

Certain reclassifications have been made to the 2022 consolidated financial statements to conform to the 2023 classifications.

Impact of Recently Adopted Accounting Guidance

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13 “Financial

Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments,” as amended, which replaces the incurred loss methodology with an expected loss methodology that is commonly referred to as the current expected credit loss, or CECL, methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management does intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $3.9 million as of January 1, 2023 for the cumulative effect of adopting CECL. The transition adjustment included a $650,000 impact due to the increase in ACL related to loans, a $4.8 million increase in the allowance for off-balance sheet credit exposures, and a $1.6 million impact on deferred taxes.

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

In March 2023, the FASB issued ASU No. 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Company reviewed its existing tax equity investment portfolios and evaluated the impact of the updated guidance on its consolidated financial statements and elected to early adopt the amendments in this ASU on a modified retrospective basis, effective as of January 1, 2023. As a result, the Company recorded a transitional adjustment of $21,000 to retained earnings.

Impact of Recently Issued Accounting Standards

The following ASUs have been issued by FASB and may impact the Company’s consolidated financial statements in future reporting periods.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2022-03 will become effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU was issued to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The ASU will become effective on the earlier of the date on which the SEC removes its disclosure requirements for the related disclosure or June 30, 2027. Early adoption is not permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

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

Subsequent Events

Subsequent events have been evaluated through March 7, 2024, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares adjusted for the dilutive effect of stock compensation. For the years ended December 31, 2023, 2022 and 2021, 1,096,472, 410,760, and 222,107, respectively, of stock options, restricted stock awards and restricted stock units were excluded from the calculation because they were deemed to be antidilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(dollars in thousands, except per share data)	2023	2022	2021
Net Income Available to Common Shareholders	$35,906	$49,338	$44,516
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,857,420	27,758,336	28,027,454
Dilutive Effect of Stock Compensation	458,167	909,841	940,832
Weighted Average Common Stock Outstanding (Dilutive)	28,315,587	28,668,177	28,968,286

Basic Earnings per Common Share	$1.29	$1.78	$1.59
Diluted Earnings per Common Share	1.27	1.72	1.54

Note 3: Bank-Owned Certificates of Deposit

Certificates of deposit in other financial institutions by maturity are as follows:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Certificates of Deposit at Cost Maturing in:
One Year or Less	$—	$936
After One Year Through Five Years	—	245
	$—	$1,181

Note 4: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at December 31, 2023 and 2022:

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$151,512	$47	$(19,035)	$132,524
Mortgage-Backed Securities	249,455	2,261	(16,401)	235,315
Corporate Securities	142,098	386	(11,879)	130,605
SBA Securities	18,497	279	(102)	18,674
Asset-Backed Securities	87,054	357	(425)	86,986
Total Securities Available for Sale	$648,616	$3,330	$(47,842)	$604,104

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$2,621	$—	$(41)	$2,580
Municipal Bonds	156,506	62	(25,214)	131,354
Mortgage-Backed Securities	252,919	2,465	(17,600)	237,784
Corporate Securities	116,871	45	(7,089)	109,827
SBA Securities	20,957	79	(159)	20,877
Asset-Backed Securities	46,623	188	(620)	46,191
Total Securities Available for Sale	$596,497	$2,839	$(50,723)	$548,613

Securities with a carrying value of $170.7 million at December 31, 2023 were pledged to secure borrowing capacity. The securities portfolio was unencumbered at December 31, 2022.

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022:

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023
Municipal Bonds	212	$4,052	$(17)	$120,527	$(19,018)	$124,579	$(19,035)
Mortgage-Backed Securities	128	35,719	(310)	135,829	(16,091)	171,548	(16,401)
Corporate Securities	110	14,528	(756)	101,311	(11,123)	115,839	(11,879)
SBA Securities	47	1,731	(3)	7,072	(99)	8,803	(102)
Asset-Backed Securities	24	39,011	(234)	13,805	(191)	52,816	(425)
Total Securities Available for Sale	521	$95,041	$(1,320)	$378,544	$(46,522)	$473,585	$(47,842)

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2022
U.S. Treasury Securities	6	$2,330	$(41)	$—	$—	$2,330	$(41)
Municipal Bonds	225	59,912	(5,321)	69,424	(19,893)	129,336	(25,214)
Mortgage-Backed Securities	130	123,224	(5,427)	62,882	(12,173)	186,106	(17,600)
Corporate Securities	100	88,486	(5,121)	17,054	(1,968)	105,540	(7,089)
SBA Securities	49	2,498	(6)	9,750	(153)	12,248	(159)
Asset-Backed Securities	20	21,919	(396)	6,186	(224)	28,105	(620)
Total Securities Available for Sale	530	$298,369	$(16,312)	$165,296	$(34,411)	$463,665	$(50,723)

Beginning January 1, 2023, the Company evaluates all securities quarterly to determine if any securities in a loss position require an allowance for credit losses on securities in accordance with ASC 326 - Measurement of Credit Losses on Financial Instruments.

At December 31, 2023, 521 debt securities had unrealized losses with aggregate depreciation of approximately 9.2% from the Company’s amortized cost basis. These unrealized losses have not been recognized into income because management does not intend to sell these securities, and it is not more likely than not it will be required to sell the securities before recovery of its amortized cost basis. Furthermore, the unrealized losses are due to changes in interest rates and other market conditions and were not reflective of credit events. To make this determination, consideration is given to such factors as the credit rating of the issuer, level of credit enhancement, changes in credit ratings, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. As of December 31, 2023, there was no allowance for credit losses carried on the Company’s securities portfolio.

Accrued interest receivable on securities, which is recorded within accrued interest on the balance sheet, totaled $4.9 million at December 31, 2023 and is excluded from the estimate of credit losses.

At December 31, 2022, 530 debt securities had unrealized losses with aggregate depreciation of approximately 9.9% from the Company’s amortized cost basis. For periods prior to the adoption of ASC 326, management conducted a quarterly review and evaluation of its securities for other than temporary impairment. In analyzing whether unrealized losses on debt securities are other than temporary, management considers the length of time and the extent to which the fair value was less than amortized cost, whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. No declines were deemed to be other than temporary as of December 31, 2022.

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of December 31, 2023. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
December 31, 2023
Due in One Year or Less	$17,260	$17,183
Due After One Year Through Five Years	47,485	45,922
Due After Five Years Through 10 Years	186,291	165,766
Due After 10 Years	42,574	34,258
Subtotal	293,610	263,129
Mortgage-Backed Securities	249,455	235,315
SBA Securities	18,497	18,674
Asset-Backed Securities	87,054	86,986
Totals	$648,616	$604,104

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Proceeds From Sales of Securities	$28,756	$64,439	$11,877
Gross Gains on Sales	247	612	1,200
Gross Losses on Sales	(280)	(530)	(450)

Note 5: Loans

The following table presents the components of the loan portfolio at December 31, 2023 and 2022:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Commercial	$464,061	$436,393
Construction and Land Development	232,804	295,554
1-4 Family Construction	65,087	70,242
Real Estate Mortgage:
1-4 Family Mortgage	402,396	355,474
Multifamily	1,388,541	1,306,738
CRE Owner Occupied	175,783	149,905
CRE Nonowner Occupied	987,306	947,008
Total Real Estate Mortgage Loans	2,954,026	2,759,125
Consumer and Other	8,304	8,132
Total Loans, Gross	3,724,282	3,569,446
Allowance for Credit Losses	(50,494)	(47,996)
Net Deferred Loan Fees	(6,573)	(9,293)
Total Loans, Net	$3,667,215	$3,512,157

The following tables present the aging in past due loans and nonaccrual status, with and without an ACL, by loan segment as of December 31, 2023 and 2022:

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2023
Commercial	$463,966	$—	$—	$—	$95	$464,061
Construction and Land Development	232,724	—	—	—	80	232,804
1-4 Family Construction	64,838	—	—	—	249	65,087
Real Estate Mortgage:
1-4 Family Mortgage	402,396	—	—	—	—	402,396
Multifamily	1,373,431	15,110	—	—	—	1,388,541
CRE Owner Occupied	175,289	—	—	—	494	175,783
CRE Nonowner Occupied	987,306	—	—	—	—	987,306
Consumer and Other	8,303	—	—	—	1	8,304
Totals	$3,708,253	$15,110	$—	$—	$919	$3,724,282

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2022
Commercial	$436,323	$70	$—	$—	$—	$436,393
Construction and Land Development	295,448	—	—	—	106	295,554
1-4 Family Construction	70,242	—	—	—	—	70,242
Real Estate Mortgage:
HELOC and 1-4 Family Junior Mortgage	36,875	—	—	—	—	36,875
1st REM - 1-4 Family	50,945	—	—	—	—	50,945
LOCs and 2nd REM - Rentals	27,985	—	—	—	—	27,985
1st REM - Rentals	239,553	116	—	—	—	239,669
Multifamily	1,306,738	—	—	—	—	1,306,738
CRE Owner Occupied	149,372	—	—	—	533	149,905
CRE Nonowner Occupied	947,008	—	—	—	—	947,008
Consumer and Other	8,132	—	—	—	—	8,132
Totals	$3,568,621	$186	$—	$—	$639	$3,569,446

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

Loss: Loans classified as loss are considered uncollectible and charged-off immediately.

The following table presents loan balances classified by credit quality indicators by year of origination as of December 31, 2023:

	December 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$93,299	$121,274	$37,056	$19,297	$18,594	$4,507	$149,836	$443,863
Watch	1,700	318	34	—	—	—	2,003	4,055
Substandard	3	11,299	—	—	—	50	4,791	16,143
Total Commercial	95,002	132,891	37,090	19,297	18,594	4,557	156,630	464,061
Current Period Gross Write-offs	72	96	12	—	—	—	—	180

Construction and Land Development
Pass	87,402	99,133	34,122	46	—	—	12,021	232,724
Substandard	—	80	—	—	—	—	—	80
Total Construction and Land Development	87,402	99,213	34,122	46	—	—	12,021	232,804
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	35,172	16,156	941	355	—	—	12,214	64,838
Substandard	249	—	—	—	—	—	—	249
Total 1-4 Family Construction	35,421	16,156	941	355	—	—	12,214	65,087
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	74,602	106,085	83,525	52,813	18,789	3,403	62,490	401,707
Substandard	—	—	—	—	—	659	30	689
Total 1-4 Family Mortgage	74,602	106,085	83,525	52,813	18,789	4,062	62,520	402,396
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	192,078	456,179	444,162	196,784	41,998	45,847	8,577	1,385,625
Watch	2,916	—	—	—	—	—	—	2,916
Total Multifamily	194,994	456,179	444,162	196,784	41,998	45,847	8,577	1,388,541
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	36,255	61,724	40,748	20,610	4,903	8,312	1,672	174,224
Substandard	194	—	494	—	—	871	—	1,559
Total CRE Owner Occupied	36,449	61,724	41,242	20,610	4,903	9,183	1,672	175,783
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	164,226	305,749	253,683	77,618	78,288	66,569	4,521	950,654
Watch	16,301	—	3,213	—	—	—	—	19,514
Substandard	15,183	1,955	—	—	—	—	—	17,138
Total CRE Nonowner Occupied	195,710	307,704	256,896	77,618	78,288	66,569	4,521	987,306
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	501,755	931,692	825,825	347,825	143,978	125,661	77,290	2,954,026

Consumer and Other
Pass	2,908	256	9	1,460	6	—	3,665	8,304
Total Consumer and Other	2,908	256	9	1,460	6	—	3,665	8,304
Current Period Gross Write-offs	42	—	—	—	—	—	2	44

Total Period Gross Write-offs	114	96	12	—	—	—	2	224
Total Loans	$722,488	$1,180,208	$897,987	$368,983	$162,578	$130,218	$261,820	$3,724,282

The following table presents the risk category of loans by loan segment as of December 31, 2022:

	December 31, 2022
(dollars in thousands)	Pass	Watch	Substandard	Total
Commercial	$407,241	$9,477	$19,675	$436,393
Construction and Land Development	294,736	712	106	295,554
1-4 Family Construction	70,242	—	—	70,242
Real Estate Mortgage:
1-4 Family Mortgage	354,401	681	392	355,474
Multifamily	1,303,468	3,270	—	1,306,738
CRE Owner Occupied	148,268	—	1,637	149,905
CRE Nonowner Occupied	922,657	18,112	6,239	947,008
Consumer and Other	8,132	—	—	8,132
Totals	$3,509,145	$32,252	$28,049	$3,569,446

On January 1, 2023, the Company adopted CECL, which added $650,000 to the total ACL. Under CECL, the Company recorded a $2.1 million provision for credit losses on loans for the year ended December 31, 2023, compared to a $7.7 million and $5.2 million provision for loan losses for the years ended December 31, 2022 and 2021, respectively, under the incurred loss method. The following table presents the activity in the allowance for credit losses, by segment, for the year ended December 31, 2023:

		Construction				CRE	CRE
		and Land	1--4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Credit Losses for Loans:
Balance at January 1, 2023	$6,501	$3,911	$845	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996
Impact of Adopting CECL	(1,158)	(1,070)	(235)	(1,778)	3,318	(943)	2,869	(90)	(263)	650
Provision for Credit Losses for Loans	225	(685)	(52)	99	1,440	162	780	81	—	2,050
Loans Charged-off	(180)	—	—	—	—	—	—	(44)	—	(224)
Recoveries of Loans	10	—	—	5	—	—	—	7	—	22
Balance at December 31, 2023	$5,398	$2,156	$558	$2,651	$22,217	$1,184	$16,225	$105	$—	$50,494

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2022 and 2021, prepared using the previous GAAP incurred loss method prior to the adoption of CECL:

		Construction				CRE	CRE
		and Land	1--4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at January 1, 2021	$5,773	$1,679	$812	$3,972	$9,517	$1,162	$10,991	$203	$732	$34,841
Provision for Loan Losses	488	1,460	(194)	(236)	3,093	301	344	(24)	(82)	5,150
Loans Charged-off	(28)	—	—	(5)	—	—	—	(41)	—	(74)
Recoveries of Loans	36	—	—	26	—	32	—	9	—	103
Balance at December 31, 2021	$6,269	$3,139	$618	$3,757	$12,610	$1,495	$11,335	$147	$650	$40,020
Provision for Loan Losses	235	772	227	280	4,849	470	1,241	13	(387)	7,700
Loans Charged-off	(13)	—	—	—	—	—	—	(24)	—	(37)
Recoveries of Loans	10	—	—	288	—	—	—	15	—	313
Balance at December 31, 2022	$6,501	$3,911	$845	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996

The following tables present the balance in the allowance for credit losses and the recorded investment in loans, by segment, based on impairment method as of December 31, 2023 and 2022:

		Construction				CRE	CRE
		and Land	1--4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
ACL at December 31, 2023
Individually Evaluated for Impairment	$8	$—	$—	$—	$—	$—	$95	$—	$—	$103
Collectively Evaluated for Impairment	5,390	2,156	558	2,651	22,217	1,184	16,130	105	—	50,391
Totals	$5,398	$2,156	$558	$2,651	$22,217	$1,184	$16,225	$105	$—	$50,494

ALL at December 31, 2022
Individually Evaluated for Impairment	$71	$—	$—	$—	$—	$—	$—	$—	$—	$71
Collectively Evaluated for Impairment	6,430	3,911	845	4,325	17,459	1,965	12,576	151	263	47,925
Totals	$6,501	$3,911	$845	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996

		Construction				CRE	CRE
		and Land	1--4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Loans at December 31, 2023
Individually Evaluated for Impairment	$16,143	$80	$249	$689	$—	$1,559	$17,138	$—	$35,858
Collectively Evaluated for Impairment	447,918	232,724	64,838	401,707	1,388,541	174,224	970,168	8,304	3,688,424
Totals	$464,061	$232,804	$65,087	$402,396	$1,388,541	$175,783	$987,306	$8,304	$3,724,282

Loans at December 31, 2022
Individually Evaluated for Impairment	$19,675	$106	$—	$392	$—	$1,637	$6,239	$—	$28,049
Collectively Evaluated for Impairment	416,718	295,448	70,242	355,082	1,306,738	148,268	940,769	8,132	3,541,397
Totals	$436,393	$295,554	$70,242	$355,474	$1,306,738	$149,905	$947,008	$8,132	$3,569,446

The following table presents the amortized cost basis of collateral dependent loans by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2023:

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
December 31, 2023
Commercial	$—	$5,782	$10,361	$16,143	$8
Construction and Land Development	80	—	—	80	—
1-4 Family Construction	249	—	—	249	—
Real Estate Mortgage:
1-4 Family Mortgage	689	—	—	689	—
CRE Owner Occupied	1,559	—	—	1,559	—
CRE Nonowner Occupied	17,138	—	—	17,138	95
Totals	$19,715	$5,782	$10,361	$35,858	$103

Accrued interest receivable on loans, which is recorded within accrued interest on the balance sheet, totaled $11.8 million at December 31, 2023, and was excluded from the estimate of credit losses.

Effective January 1, 2023, the Company adopted the provision of ASU 2022-02, which eliminated the accounting for troubled debt restructurings, while expanding loan modification and vintage disclosure requirements. For the twelve months ended December 31, 2023, the Company modified one CRE nonowner occupied loan, with an outstanding balance of $9.6 million, for a borrower experiencing financial difficulty by granting a 12-month extension at a below market rate. There was no forgiveness of principal and this loan was current with its modified terms as of December 31, 2023.

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

The following table presents information regarding the average balances and interest income recognized on impaired loans by loan segment for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
	Average	Interest	Average	Interest
(dollars in thousands)	Investment	Recognized	Investment	Recognized
Loans With No Related Allowance for Loan Losses:
Commercial	$21,276	$782	$5,008	$268
Construction and Land Development	117	—	141	—
Real Estate Mortgage:
1-4 Family Mortgage	402	21	1,401	71
CRE Owner Occupied	1,755	65	2,471	106
CRE Nonowner Occupied	6,390	342	4,247	215
Totals	29,940	1,210	13,268	660

Loans With An Allowance for Loan Losses:
Commercial	180	5	13,761	755
Consumer and Other	—	—	—	—
Totals	180	5	13,761	755
Grand Totals	$30,120	$1,215	$27,029	$1,415

Note 6: Premises and Equipment

Premises and equipment are summarized as follows for the years ended December 31, 2023 and 2022:

	Range of	December 31,	December 31,
(dollars in thousands)	Useful Lives	2023	2022
Land	N/A	$8,119	$5,174
Building	15 - 39 Years	41,266	41,265
Leasehold Improvements	3 ‑ 10 Years	1,951	2,380
Furniture and Equipment	2 ‑ 5 Years	6,544	6,978
Subtotal		57,880	55,797
Accumulated Depreciation		(8,994)	(7,352)
Totals		$48,886	$48,445

Depreciation and amortization expense charged to noninterest expense for the years ended December 31, 2023, 2022 and 2021, totaled $2.5 million, $2.6 million and $2.4 million, respectively.

Note 7: Intangible Assets

The following table presents a summary of intangible assets at December 31, 2023 and 2022:

	December 31,
(dollars in thousands)	2023	2022
Core Deposit Intangible	$1,093	$1,093
Favorable Lease	445	445
Subtotal	1,538	1,538
Accumulated Amortization	(1,350)	(1,250)
Totals	$188	$288

Amortization expense of intangible assets was $100,000 for the year ended December 31, 2023, and $191,000 for the years ended December 31, 2022 and 2021.

The following table presents the estimated future amortization of the favorable lease asset for the next five years and thereafter. The projections of amortization expense are based on existing asset balances as of December 31, 2023.

Favorable
(dollars in thousands)	Lease
2024	$34
2025	34
2026	34
2027	34
2028	34
Thereafter	18
Totals	$188

Note 8: Leases

The Company’s operating leases are real estate leases which are comprised of bank branches and office space with terms extending through 2029. Prior to 2022, these leases were not recognized on the Company's consolidated financial statements. With the adoption of ASU 2016-02, operating lease agreements were required to be recognized on the consolidated balance sheets as an ROU asset and a corresponding lease liability. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.

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

The following table presents the components of lease expense and cash flow information related to operating leases as of the periods indicated:

	December 31,
(dollars in thousands)	2023	2022
Operating Lease Cost	$557	$538
Variable Lease Cost	262	253
Total Lease Cost	$819	$791

Prior to the adoption of ASU 2016-02, rent expense, net of rental income, including common area maintenance pertaining to banking premises totaled $52,000 for the year ended December 31, 2021.

The following table presents other information on the Company’s operating leases for the years ended December 31, 2023 and 2022:

	December 31,
(dollars in thousands)	2023	2022
Operating Lease Right-of-Use Assets	$1,938	$2,472
Operating Lease Liabilities	1,972	2,496
Weighted Average Remaining Lease Term (in Years)	4.95	6.12
Weighted Average Discount Rate	1.68%	1.46%

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$543	$513

The following table presents the future expected operating lease payments under the Company's operating lease agreements as of December 31, 2023:

December 31,
(dollars in thousands)	2023
2024	$587
2025	540
2026	354
2027	251
2028	254
Thereafter	53
Total Undiscounted Lease Payments	2,039
Discount for Present Value of Expected Cash Flows	(67)
Total Lease Liability	$1,972

The Greenwood location is leased pursuant to the terms of a non‑cancelable lease agreement with Bridgewater Properties Greenwood, LLC, a related party through common ownership, in effect at December 31, 2023. The lease contains one option to extend the lease for a period of five years. Future minimum rent commitments under the operating lease are listed below at December 31, 2023.

(dollars in thousands)	2023
2024	$178
2025	181
2026	108
Total	$467

The Company receives rents from the lease of office and retail space in its corporate headquarters building. Rental income is included in noninterest expense as an offset to rental expense. Future minimum rental income under these leases are listed below at December 31, 2023.

(dollars in thousands)	2023
2024	$514
2025	519
2026	301
2027	263
2028	231
Thereafter	486
Total	$2,314

Rental income, which is included in occupancy and equipment expense, including common area maintenance pertaining to banking premises for the years ended December 31, 2023, 2022 and 2021, totaled $894,000, $907,000 and $634,000, respectively.

Note 9: Deposits

The following table presents the composition of deposits at December 31, 2023 and 2022:

	December 31,
(dollars in thousands)	2023	2022
Transaction Deposits	$1,449,765	$1,336,264
Savings and Money Market Deposits	935,091	1,031,873
Time Deposits	300,651	272,253
Brokered Deposits	1,024,441	776,153
Totals	$3,709,948	$3,416,543

Brokered deposits contained brokered transaction and money market accounts of $174.0 million and $184.3 million as of December 31, 2023 and 2022, respectively.

The following table presents the scheduled maturities of brokered and customer time deposits at December 31, 2023:

December 31,
(dollars in thousands)	2023
Less than 1 Year	$337,988
1 to 2 Years	277,949
2 to 3 Years	288,862
3 to 4 Years	76,411
4 to 5 Years	124,435
Greater than 5 Years	45,465
Totals	$1,151,110

The aggregate amount of time deposits greater than $250,000 was approximately $138.4 million and $92.3 million at December 31, 2023 and 2022, respectively.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$63,814	$6,981	$65,315	$8,240
Liabilities	63,814	(6,981)	65,315	(8,240)
Total	$127,628	$—	$130,630	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $7.5 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of December 31, 2023 and 2022:

(dollars in thousands)	December 31, 2023	December 31, 2022
Notional Amount	$183,000	$163,000
Weighted Average Pay Rate	2.00%	1.90%
Weighted Average Receive Rate	5.48%	3.47%
Weighted Average Maturity (Years)	4.04	5.15
Net Unrealized Gain	$5,271	$9,175

The Company purchases interest rate caps, designated as cash flow hedges, of certain deposit liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the years ended December 31, 2023 and 2022, the Company recognized amortization expense on the interest rate caps of $791,000 and $772,000, respectively, which was recorded as a component of interest expense on brokered deposits and FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of December 31, 2023 and 2022:

(dollars in thousands)	December 31, 2023	December 31, 2022
Notional Amount	$125,000	$125,000
Unamortized Premium Paid	5,081	5,872
Weighted Average Strike Rate	0.96%	0.96%
Weighted Average Maturity (Years)	6.34	7.35

The following table presents a summary of the Company’s interest rate contracts as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$135,000	$6,891	$125,000	$10,477
Liabilities	48,000	(1,620)	38,000	(1,302)
Interest rate cap agreements:
Assets	125,000	18,717	125,000	19,406

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of both December 31, 2023 and 2022, the Company had pledged cash collateral for the Company’s derivative contracts of $-0-. In addition, as of December 31, 2023 and 2022, the Company's derivative counterparties pledged cash collateral to the Company of $31.8 million and $36.4 million, respectively.

The following table summarizes gross and net information about derivative instruments that are eligible for offset in the balance sheet at December 31, 2023 and 2022:

	Gross Amounts	Gross Amounts	Assets (Liabilities)
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral	Net Assets
(dollars in thousands)	Assets (Liabilities)	Balance Sheet	Balance Sheet	Instruments	Received (Paid)	(Liabilities)
December 31, 2023
Assets	$32,589	$—	$32,589	$—	$31,783	$806
Liabilities	(8,601)	—	(8,601)	—	—	(8,601)

December 31, 2022
Assets	$38,123	$—	$38,123	$—	$36,353	$1,770
Liabilities	(9,542)	—	(9,542)	—	—	(9,542)

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021:

		Year Ended December 31,
(dollars in thousands)		2023	2022	2021
Derivatives in	Location of Gain (Loss)	Gain (Loss)
Cash Flow Hedging	Reclassified	Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings
Interest rate swaps	Interest expense	$5,783	$679	$(1,117)
Interest rate caps	Interest expense	319	(671)	(403)

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the years ended December 31, 2023, 2022 and 2021, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 11: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank’s with principal balances of $1.45 billion and

$1.20 billion at December 31, 2023 and 2022, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $498.7 million and $390.9 million at December 31, 2023 and 2022, respectively.

The following table presents FHLB advances, by maturity, at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	5.31%	$233,000	4.30%	$83,000
1 to 2 Years	4.31	25,000	1.05	5,000
2 to 3 Years	3.45	21,500	1.22	5,000
3 to 4 Years	3.94	17,500	0.78	4,000
4 to 5 Years	4.01	22,500	—	—
Totals		$319,500		$97,000

Federal Reserve Discount Window. At December 31, 2023 and 2022, the Company had the ability to draw additional borrowings of $979.4 million and $157.8 million, respectively, from the Federal Reserve Bank of Minneapolis. The ability to draw borrowings was based on loan collateral pledged with principal balances of $1.08 billion and investment securities collateral pledged with fair value of $170.7 million as of December 31, 2023, subject to the approval from the Board of Governors of the Federal Reserve System. As of December 31, 2022, the ability to draw borrowings was based on loan collateral pledged with principal balances of $225.3 million. There were no federal reserve borrowings outstanding as of December 31, 2023 and 2022.

Federal Funds Purchased. Federal funds purchased mature one business day from the transaction date. There were $-0- federal funds purchased outstanding as of December 31, 2023 and $287.0 million federal funds purchased outstanding as of December 31, 2022.

Line of Credit. The Company has a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that is secured by 100% of the issued and outstanding stock of the Bank. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. As of December 31, 2023, the Company believes it was in compliance with all such covenants and capital ratio requirements.

The following table presents the revolving line of credit at December 31, 2023 and 2022:

		Total Debt	Total Debt
		Outstanding	Outstanding	Interest
Name	Maturity Date	December 31, 2023	December 31, 2022	Rate	Coupon Structure
Revolving Credit Facility (1)	September 1, 2024	$13,750	13,750	8.50%	Variable with Floor (2)
(1)	On September 1, 2022, the Company entered into a second amendment to the agreement which increased the maximum principal amount of the Company’s revolving line of credit from $25.0 million to $40.0 million and extended the maturity date from February 28, 2023 to September 1, 2024.
(2)	The variable interest rate is equal to the greater of the Wall Street Journal Prime Rate in effect or a floor rate of 3.85%.

Note 12: Subordinated Debentures

The following presents a summary of the Company’s subordinated debentures as of December 31, 2023 and 2022:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	December 31, 2023	December 31, 2022	Rate	Coupon Structure
(dollars in thousands)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	50,000	50,000	5.25%	Fixed-to-Floating (1)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	30,000	3.25%	Fixed-to-Floating (2)
Subordinated Debentures				80,000	80,000
Debt Issuance Costs				(712)	(1,095)
Subordinated Debentures, Net of Issuance Costs				$79,288	$78,905
(1)	Migrates to three month term SOFR + 5.13% beginning July 1, 2025 until either the early redemption date or the maturity date.
(2)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the early redemption date or the maturity date.

Note 13: Related-Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers, directors, principal shareholders, and their affiliates (related parties). The following table presents the activity associated with loans made between related parties for the years ended December 31, 2023 and 2022:

(dollars in thousands)	2023	2022
Beginning Balance	$27,676	$49,964
New Loans and Advances	8,587	16,006
Repayments	(4,423)	(38,294)
Totals	$31,840	$27,676

Deposits from related parties held by the Company at December 31, 2023 and 2022 were $17.9 million and $22.2 million, respectively.

The Company has a related party lease which is disclosed in “Note 8 – Leases”.

Note 14: Income Taxes

The following table presents the allocation of federal and state income taxes between current and deferred portions as of December 31, 2023, 2022 and 2021:

(dollars in thousands)	2023	2022	2021
Current Tax Provision	$11,886	$19,719	$20,408
Deferred Tax Expense (Benefit)	676	(1,401)	(4,522)
Total Income Tax Provision	$12,562	$18,318	$15,886

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows as of December 31, 2023, 2022 and 2021:

	2023		2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Amount of Statutory Rate	$11,030	21.0%	$15,059	21.0%	$12,930	21.0%
State Income Taxes (Net of Federal Income Tax Benefit)	3,511	6.6	5,349	7.5	4,647	7.6
Interest on Investment Securities and Loans Exempt From Federal Income Tax	(1,175)	(2.3)	(899)	(1.3)	(657)	(1.1)
Tax Credits	(91)	0.0	(835)	(1.2)	(540)	(0.9)
Other Differences	(713)	(1.4)	(356)	(0.5)	(494)	(0.8)
Totals	$12,562	23.9%	$18,318	25.5%	$15,886	25.8%

The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of historic tax credits, low-income housing tax credits, the level of tax-exempt investments and loans, and the overall level of pre-tax income.

The following table presents the components of the net deferred tax asset included in other assets, as of December 31, 2023 and 2022:

(dollars in thousands)	2023	2022
Depreciation	$(279)	$(325)
Allowance for Credit Losses	14,261	13,639
Unrealized Loss on Securities Available for Sale	12,793	13,759
Unrealized Gain on Cash Flow Hedges	(5,434)	(6,527)
Prepaid Expenses	(221)	(886)
Deferred Compensation	—	510
Deferred Loan Fees	1,856	2,745
Reserve for Off-Balance Sheet Credit Exposures	843	—
Other	108	2
Totals	$23,927	$22,917

Note 15: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing projects and other tax credit investments at December 31, 2023 and 2022:

(dollars in thousands)		December 31, 2023		December 31, 2022
Investment	Accounting Method (1)	Investment	Unfunded Commitment (2)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$16,897	$7,579	$4,701	$—
Federal Historic Tax Credit (FHTC)	Equity	N/A	N/A	1,785	323
Federal Historic Tax Credit (FHTC)	Proportional Amortization	3,403	2,353	N/A	N/A
Total		$20,300	$9,932	$6,486	$323
(1)	The Company early adopted ASU 2023-02 applying the modified retrospective method. Effective January 1, 2023, historic tax credits were accounted for under the proportional amortization method.
(2)	All commitments are expected to be paid by the Company by December 31, 2024.

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments during 2023, 2022 and 2021:

	Year Ended
	December 31,
(dollars in thousands)	2023	2022	2021
Amortization Expense (1)
LIHTC	$1,810	$271	$280
FHTC	668	408	562
Total	$2,478	$679	$842
Tax Benefit Recognized (2)
LIHTC	$(1,693)	$(330)	$(330)
FHTC	(912)	(607)	(625)
Total	$(2,605)	$(937)	$(955)
(1)	The amortization expense for the LIHTC investments are included in income tax expense. Prior to 2023, the amortization for the FHTC tax credits are included in noninterest expense. Beginning January 1, 2023, with the adoption of ASU 2023-02, the amortization expense for the FHTC investments are included in income tax expense.
(2)	All of the tax benefits recognized are included in income tax expense. Prior to 2023, the tax benefit recognized for the FHTC investments primarily reflected the tax credits generated from the investments, and excluded the net tax expense/benefit of the investments’ income/loss.

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

The following commitments were outstanding at December 31, 2023 and 2022:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Unfunded Commitments Under Lines of Credit	$546,632	$848,734
Letters of Credit	103,289	115,769
Totals	$649,921	$964,503

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

The Company had outstanding letters of credit with the FHLB in total amounts of $114.4 million and $78.4 million at December 31, 2023 and 2022, respectively, on behalf of customers and to secure public deposits.

The ACL for off-balance sheet credit exposures was $3.0 million at December 31, 2023 and is separately classified on the balance sheet within other liabilities. Prior to the adoption of CECL, the Company’s ACL for off-balance sheet credit exposures was not material. The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposures for the year ended December 31, 2023:

(dollars in thousands)	December 31, 2023
Allowance for Credit Losses:
Beginning Balance, Prior to Adoption of CECL	$360
Impact of Adopting CECL	4,850
Provision for (Recovery of) Off-Balance Sheet Credit Exposures	(2,225)
Total Ending Balance	$2,985

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of December 31, 2023 and 2022, there were 5,000 and 44,700 shares, respectively, of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with vesting periods of four years. As of December 31, 2023, and 2022, there were -0- and 231,363 shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

At the 2023 Annual Meeting of Shareholders (the “Annual Meeting”) of the Company, which was held on April 25, 2023, the Company's shareholders approved the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (the “2023 EIP”), which the Company's board of directors had adopted on February 28, 2023, subject to shareholder approval at the Annual Meeting. Under the 2023 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of December 31, 2023, there were 1,107,752 shares of the Company’s common stock reserved for future grants under the 2023 EIP.

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

The Company used the S&P 600 CM Bank Index as its historical volatility index. The S&P 600 CM Bank Index is an index of publicly traded small capitalization, regional, commercial banks located throughout the United States. There were 60 banks in the index ranging in market capitalization from $500 million up to $4.0 billion.

The weighted average assumptions used in the model for valuing stock option grants in 2023 is as follows:

	December 31,
	2023
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	36.85%
Risk-Free Interest Rate	4.21%

The following table presents a summary of the status of the Company’s outstanding stock options for the years ended December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at Beginning of Year	1,913,444	$9.35	1,768,745	$7.67
Granted	421,500	10.84	290,000	17.50
Exercised	(305,950)	3.15	(133,301)	4.33
Forfeitures	(14,000)	14.63	(12,000)	14.77
Outstanding at Period End	2,014,994	$10.57	1,913,444	$9.35

Options Exercisable at Period End	1,348,744	$9.36	1,492,069	$7.51

For the years ended December 31, 2023, 2022 and 2021, the Company recognized compensation expense for stock options of $851,000, $1.1 million and $922,000, respectively.

The following table presents information pertaining to options outstanding at December 31, 2023:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$3.00 - 3.99	10,000	$3.58	1.0	10,000	$3.58
7.00 - 7.99	891,966	7.47	3.8	891,966	7.47
8.00 - 8.99	17,500	8.76	6.3	11,250	8.76
10.00 - 10.99	249,000	10.63	9.5	7,500	10.08
11.00 - 11.99	267,500	11.15	8.5	73,000	11.29
12.00 - 12.99	263,528	12.90	5.6	257,278	12.91
13.00 - 13.99	25,000	13.22	4.4	25,000	13.22
17.00 - 17.99	290,500	17.50	8.1	72,750	17.50
Totals	2,014,994	$10.57	6.0	1,348,744	$9.36

As of December 31, 2023, there was $2.8 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 3.0 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the year ended December 31, 2023:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2022	421,375	$4.87
Granted	421,500	5.04
Vested	(171,625)	4.40
Forfeited	(5,000)	5.74
Nonvested Options at December 31, 2023	666,250	$5.09

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with voting and forfeitable dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the years ended December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested at December 31, 2022	38,762	$12.50	75,113	$12.59
Granted	—	—	—	—
Vested	(35,101)	12.69	(35,351)	12.69
Forfeited	(250)	12.92	(1,000)	12.92
Nonvested at December 31, 2023	3,411	$10.53	38,762	$12.50

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the years ended December 31, 2023, 2022 and 2021, the Company recognized compensation expense for restricted stock awards of $417,000, $448,000 and $455,000, respectively.

As of December 31, 2023, there was $13,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 0.4 year.

In addition, during the year ended December 31, 2023, the Company issued 44,753 shares of common stock to directors as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to directors of $481,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

Restricted Stock Units

The Company has granted restricted stock units out of the 2019 EIP and 2023 EIP. Restricted stock units represent the right to receive one share of Company stock upon vesting and vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock units have no voting or dividend rights and are not considered outstanding until vesting.

The following table presents an analysis of nonvested restricted stock units outstanding for the years ended December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested at December 31, 2022	351,310	$16.30	344,908	$15.02
Granted	221,561	12.77	112,760	18.72
Vested	(121,603)	15.53	(96,786)	14.65
Forfeited	(10,253)	17.79	(9,572)	15.12
Nonvested at December 31, 2023	441,015	$14.71	351,310	$16.30

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the years ended December 31, 2023, 2022 and 2021, the Company recognized compensation expense for restricted stock units of $2.2 million, $1.5 million and $731,000, respectively.

As of December 31, 2023, there was $6.0 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP or 2023 EIP that is expected to be recognized over a weighted-average period of 2.8 years.

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

The employer match contributions for the 401(k) plan were $1.0 million, $1.0 million, and $804,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The total employer discretionary profit sharing contributions to the plan were $824,000, $793,000, and $636,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 19: Deferred Compensation Plan

In 2013, the Company implemented a deferred compensation plan for certain employees which allows the Company to make a discretionary contribution to the account of any employee designated as a participant in the plan based upon the participant’s performance for the calendar year. Company contributions to the plan vest on the fourth anniversary of the last day of the calendar year for which the contribution was made to the plan and accrue interest at a rate equal to the Bank’s return on average equity for the immediately preceding calendar year, or an alternative rate set by the Company’s board of directors. Distribution of amounts contributed under the plan, including accrued interest, is made in a lump sum cash payment within 75 days following the date such amounts become vested. As of December 31, 2023 and 2022, the Company had a liability of $-0- and $1.8 million, respectively, recorded on the consolidated balance sheets. There were no new contributions made to the plan during the years ended December 31, 2023 and 2022.

Note 20: Preferred Stock

In 2021, the Company announced the closing of its underwritten public offering of 2,400,000 depositary shares, each representing a 1/100th interest in a share of the Company’s 5.875% Non-Cumulative Perpetual Preferred Stock, Series A, $0.01 par value per share (“Series A Preferred Stock”). The underwriters of the offering exercised in full their option to purchase 360,000 additional depositary shares to cover over-allotments. As a result, the gross proceeds from the offering totaled $69.0 million. Dividends on the Series A Preferred Stock will be non-cumulative and, if declared, accrue and are payable quarterly, in arrears, at a rate of 5.875% per annum. The Series A Preferred Stock qualifies as additional Tier 1 capital for the purposes of the regulatory capital calculations. The net proceeds from the issuance and sale of the depositary shares, each representing a 1/100th ownership interest in the Series A Preferred Stock, after deducting $2.5 million of issuance costs, including the underwriting discount and professional service fees, were $66.5 million.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of December 31, 2023 and 2022:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Company (Consolidated):
Total Risk-based Capital	$570,770	13.97%	$326,872	8.00%	$429,019	10.50%	N/A	N/A
Tier 1 Risk-based Capital	440,947	10.79	245,154	6.00	347,301	8.50	N/A	N/A
Common Equity Tier 1 Capital	374,433	9.16	183,865	4.50	286,013	7.00	N/A	N/A
Tier 1 Leverage Ratio	440,947	9.57	184,383	4.00	184,383	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$554,269	13.58%	$326,528	8.00%	$428,568	10.50%	$408,160	10.00%
Tier 1 Risk-based Capital	503,787	12.34	244,896	6.00	346,936	8.50	326,528	8.00
Common Equity Tier 1 Capital	503,787	12.34	183,672	4.50	285,712	7.00	265,304	6.50
Tier 1 Leverage Ratio	503,787	10.95	184,037	4.00	184,037	4.00	230,047	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Company (Consolidated):
Total Risk-based Capital	$536,352	13.15%	$326,190	8.00%	$428,125	10.50%	N/A	N/A
Tier 1 Risk-based Capital	409,092	10.03	244,643	6.00	346,577	8.50	N/A	N/A
Common Equity Tier 1 Capital	342,578	8.40	183,482	4.50	285,417	7.00	N/A	N/A
Tier 1 Leverage Ratio	409,092	9.55	171,368	4.00	171,368	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$508,760	12.47%	$326,288	8.00%	$428,253	10.50%	$407,860	10.00%
Tier 1 Risk-based Capital	460,404	11.29	244,716	6.00	346,681	8.50	326,288	8.00
Common Equity Tier 1 Capital	460,404	11.29	183,537	4.50	285,502	7.00	265,109	6.50
Tier 1 Leverage Ratio	460,404	10.76	171,113	4.00	171,113	4.00	213,891	5.00

The Company and the Bank must maintain a capital conservation buffer as defined by Basel III regulatory capital guidelines, in order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers.

As of December 31, 2023 and 2022, the capital ratios of the Company and the Bank were in excess of the quantitative capital ratio standards applicable on those dates. However, there can be no assurance that the Company and the Bank will continue to maintain such status in the future.

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. There have been no changes in the methodologies used at December 31, 2023. The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	$—	$132,524	$—	$132,524
Mortgage-Backed Securities	—	235,315	—	235,315
Corporate Securities	—	130,605	—	130,605
SBA Securities	—	18,674	—	18,674
Asset-Backed Securities	—	86,986	—	86,986
Interest Rate Caps	—	18,717	—	18,717
Interest Rate Swaps	—	13,872	—	13,872
Total Fair Value of Financial Assets	$—	$636,693	$—	$636,693
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$8,601	$—	$8,601
Total Fair Value of Financial Liabilities	$—	$8,601	$—	$8,601

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$2,580	$—	$—	$2,580
Municipal Bonds	—	131,354	—	131,354
Mortgage-Backed Securities	—	237,784	—	237,784
Corporate Securities	—	109,827	—	109,827
SBA Securities	—	20,877	—	20,877
Asset-Backed Securities	—	46,191	—	46,191
Interest Rate Caps	—	19,406	—	19,406
Interest Rate Swaps	—	18,717	—	18,717
Total Fair Value of Financial Assets	$2,580	$584,156	$—	$586,736
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$9,542	$—	$9,542
Total Fair Value of Financial Liabilities	$—	$9,542	$—	$9,542

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

The following tables present nonrecurring fair value measurements of certain assets for the periods ended December 31, 2023, 2022 and 2021:

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$9,602	$199
Totals	$—	$—	$9,602	$199

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$96	$—	$71
Totals	$—	$96	$—	$71

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$9,360	$—	$625
Totals	$—	$9,360	$—	$625

Individually Evaluated Loans (Impaired Loans prior to January 1, 2023)

The Company records certain loans at fair value on a non-recurring basis. Individually evaluated loans for which an allowance is established, or a write-down has occurred during the period, based on the fair value of collateral require classification in the fair value hierarchy. The fair value of the loan’s collateral is determined by appraisals, independent valuation and other techniques. When the fair value of the loan’s collateral is based on an observable market price the Company classifies the fair value of the individually evaluated loans within Level 2 of the valuation hierarchy. For loans in which the valuation has unobservable inputs, the Company classifies these within the Level 3 of the valuation hierarchy. As of December 31, 2023, collateral values were estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs, including internally determined values based on cost adjusted for depreciation and customized discounting criteria on appraisals which ranged from 3-6%. Due to the significance of unobservable inputs, fair values of individually evaluated loans have been classified as Level 3.

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

The following tables present the carrying amounts and estimated fair values of financial instruments at December 31, 2023 and 2022:

	December 31, 2023
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$128,562	$128,562	$—	$—	$128,562
Securities Available for Sale	604,104	—	604,104	—	604,104
FHLB Stock, at Cost	17,097	—	17,097	—	17,097
Loans, Net	3,667,215	—	3,579,583	9,602	3,589,185
Accrued Interest Receivable	16,697	—	16,697	—	16,697
Interest Rate Caps	18,717	—	18,717	—	18,717
Interest Rate Swaps	13,872	—	13,872	—	13,872

Financial Liabilities:
Deposits	$3,709,948	$—	$3,709,086	$—	$3,709,086
Notes Payable	13,750	—	13,805	—	13,805
FHLB Advances	319,500	—	319,305	—	319,305
Subordinated Debentures	79,288	—	77,557	—	77,557
Accrued Interest Payable	5,282	—	5,282	—	5,282
Interest Rate Swaps	8,601	—	8,601	—	8,601

	December 31, 2022
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$87,043	$87,043	$—	$—	$87,043
Bank-Owned Certificates of Deposit	1,181	—	1,173	—	1,173
Securities Available for Sale	548,613	2,580	546,033	—	548,613
FHLB Stock, at Cost	19,606	—	19,606	—	19,606
Loans, Net	3,512,157	—	3,314,190	—	3,314,190
Accrued Interest Receivable	13,479	—	13,479	—	13,479
Interest Rate Caps	19,406	—	19,406	—	19,406
Interest Rate Swaps	18,717	—	18,717	—	18,717

Financial Liabilities:
Deposits	$3,416,543	$—	$3,390,416	$—	$3,390,416
Federal Funds Purchased	287,000	—	287,000	—	287,000
Notes Payable	13,750	—	13,473	—	13,473
FHLB Advances	97,000	—	96,061	—	96,061
Subordinated Debentures	78,905	—	70,931	—	70,931
Accrued Interest Payable	2,831	—	2,831	—	2,831
Interest Rate Swaps	9,542	—	9,542	—	9,542

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at December 31, 2023 and 2022.

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

Debit card interchange fees. When a debit card issued by the Company is used to purchase goods or services from a merchant, the Company earns an interchange fee. The performance obligation is completed and the fees are recognized as the service is provided (i.e., when the customer uses the debit card). The adoption of Topic 606 had no impact on the Company’s revenue recognition related to debit card interchange fees.

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

Note 24: Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2023
Net Unrealized Gain on Available for Sale Securities	$3,339	$(959)	$2,380
Less: Reclassification Adjustment for Net Losses Included in Net Income	33	(9)	24
Total Unrealized Gain	3,372	(968)	2,404

Net Unrealized Gain on Cash Flow Hedge	2,299	(660)	1,639
Less: Reclassification Adjustment for Gains Included in Net Income	(6,102)	1,755	(4,347)
Total Unrealized Loss	(3,803)	1,095	(2,708)

Other Comprehensive Loss	$(431)	$127	$(304)

Year Ended December 31, 2022
Net Unrealized Loss on Available for Sale Securities	$(56,914)	$15,649	$(41,265)
Less: Reclassification Adjustment for Net Gains Included in Net Income	(82)	23	(59)
Total Unrealized Loss	(56,996)	15,672	(41,324)

Net Unrealized Gain on Cash Flow Hedge	20,430	(6,048)	14,382
Less: Reclassification Adjustment for Gains Included in Net Income	(8)	2	(6)
Total Unrealized Gain	20,422	(6,046)	14,376

Other Comprehensive Loss	$(36,574)	$9,626	$(26,948)

Year Ended December 31, 2021
Net Unrealized Loss on Available for Sale Securities	$(1,689)	$355	$(1,334)
Less: Reclassification Adjustment for Net Gains Included in Net Income	(750)	157	(593)
Total Unrealized Loss	(2,439)	512	(1,927)

Net Unrealized Gain on Cash Flow Hedge	3,991	(838)	3,153
Less: Reclassification Adjustment for Losses Included in Net Income	1,520	(319)	1,201
Total Unrealized Gain	5,511	(1,157)	4,354

Other Comprehensive Gain	$3,072	$(645)	$2,427

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2023, 2022 and 2021:

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Year Ended December 31, 2023
Balance at Beginning of Year	$(34,124)	$16,182	$(17,942)
Other Comprehensive Income Before Reclassifications	2,380	1,639	4,019
Amounts Reclassified from Accumulated Other Comprehensive Income	24	(4,347)	(4,323)
Net Other Comprehensive Income (Loss) During Period	2,404	(2,708)	(304)
Balance at End of Year	$(31,720)	$13,474	$(18,246)

Year Ended December 31, 2022
Balance at Beginning of Year	$7,200	$1,806	$9,006
Other Comprehensive Income (Loss) Before Reclassifications	(41,265)	14,382	(26,883)
Amounts Reclassified from Accumulated Other Comprehensive Income	(59)	(6)	(65)
Net Other Comprehensive Income (Loss) During Period	(41,324)	14,376	(26,948)
Balance at End of Year	$(34,124)	$16,182	$(17,942)

Year Ended December 31, 2021
Balance at Beginning of Year	$9,127	$(2,548)	$6,579
Other Comprehensive Income (Loss) Before Reclassifications	(1,334)	3,153	1,819
Amounts Reclassified from Accumulated Other Comprehensive Income	(593)	1,201	608
Net Other Comprehensive Income (Loss) During Period	(1,927)	4,354	2,427
Balance at End of Year	$7,200	$1,806	$9,006

Note 25: Parent Company Financial Information

The following information presents the condensed balance sheets of the Company as of December 31, 2023 and 2022, and the condensed statements of income and cash flows of the Company for the years ended December 31, 2023, 2022 and 2021:

Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2023	2022
ASSETS
Cash and Cash Equivalents	$27,733	$37,414
Investment in Subsidiaries	488,355	447,931
Premises and Equipment, Net	3,760	844
Other Assets	2,772	3,180
Total Assets	$522,620	$489,369
LIABILITIES AND EQUITY
LIABILITIES
Notes Payable	$13,750	$13,750
Subordinated Debentures, Net of Issuance Costs	79,288	78,905
Accrued Interest Payable	1,765	452
Other Liabilities	2,302	2,198
Total Liabilities	97,105	95,305
SHAREHOLDERS’ EQUITY
Preferred Stock—$0.01 par value
Preferred Stock—Authorized 10,000,000	66,514	66,514
Common Stock—$0.01 par value
Voting Common Stock—Authorized 75,000,000	277	278
Additional Paid‑In Capital	96,320	96,529
Retained Earnings	280,650	248,685
Accumulated Other Comprehensive Income (Loss)	(18,246)	(17,942)
Total Shareholders’ Equity	425,515	394,064
Total Liabilities and Shareholders' Equity	$522,620	$489,369

Condensed Statements of Income

	December 31,	December 31,	December 31,
(dollars in thousands)	2023	2022	2021
INCOME
Dividend Income	$—	$1,585	$1,350
Interest Income	3	—	—
Other Income	118	129	117
Total Income	121	1,714	1,467
EXPENSE
Interest Expense	5,126	4,890	4,691
Other Expenses	1,757	1,570	1,972
Total Interest Expense	6,883	6,460	6,663
LOSS BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS	(6,762)	(4,746)	(5,196)
Income Tax Benefit	1,894	1,792	1,847
LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS	(4,868)	(2,954)	(3,349)
Equity in Undistributed Earnings	44,828	56,346	49,036
NET INCOME	$39,960	$53,392	$45,687

Condensed Statements of Cash Flows

	December 31,	December 31,	December 31,
(dollars in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$39,960	$53,392	$45,687
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Equity in Undistributed Earnings of Subsidiaries	(44,828)	(56,346)	(49,036)
Changes in Other Assets and Liabilities	(738)	(193)	634
Net Cash Used by Operating Activities	(5,606)	(3,147)	(2,715)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiaries	—	(25,000)	(25,000)
Proceeds from Bridgewater Risk Management, Inc. Liquidation	4,143	—	—
Net Cash Provided (Used) by Investing Activities	4,143	(25,000)	(25,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Notes Payable	—	—	(11,000)
Proceeds from Notes Payable	—	13,750	—
Proceeds from Issuance of Subordinated Debt	—	—	29,309
Redemption of Subordinated Debt	—	(13,750)	(11,250)
Stock Options Exercised	963	577	724
Stock Repurchases and Repurchases for Tax Withholding on Equity Awards	(5,127)	(11,513)	(2,740)
Issuance of Preferred Stock	—	—	66,514
Preferred Stock Dividends Paid	(4,054)	(4,054)	(1,171)
Net Cash Provided (Used) by Financing Activities	(8,218)	(14,990)	70,386
NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,681)	(43,137)	42,671
Cash and Cash Equivalents Beginning	37,414	80,551	37,880
Cash and Cash Equivalents Ending	$27,733	$37,414	$80,551

Note 26: Subsequent Events

On January 24, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on the Series A Preferred Stock, payable on March 1, 2024, to shareholders of record on the Series A Preferred Stock at the close of business on February 15, 2024.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of December 31, 2023, the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2023 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by RSM US LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. RSM US LLP’s report on the Company’s internal control over financial reporting appears in Item 8 of this Form-10K and is incorporated into this item by reference.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item, as well as information relating to compliance with Section 16 of the Exchange Act, is set forth under the headings “Proposal 1 – Election of Directors,” “Security Ownership of Certain Beneficial Owners,” and “Corporate Governance and the Board of Directors” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2024, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

Information regarding the Company’s compliance with Section 16(a) of the Securities Exchange Act of 1934 is included, to the extent necessary, under the caption “Delinquent Section 16(a) Reports” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2024, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this item is set forth under the headings “Executive Compensation,” “Corporate Governance and the Board of Directors – Director Compensation,” and “Corporate Governance and the Board of Directors – Compensation Committee Interlocks and Insider Participation” appearing in the Company's definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2024, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table presents the number of outstanding options, warrants and rights granted to participants by the Company under its equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2023. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in “Note 17 – Stock Options and Restricted Stock” to the Consolidated Financial Statements for the year ending December 31, 2023.

(c)
Number of
	(a)		securities
	Number of	(b)	available for
	securities to be	Weighted-	future issuance
	issued upon	average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))
Equity compensation plans approved by shareholders (1)	2,456,009	$10.57	1,112,752
Equity compensation plans not approved by shareholders	—	—	—
Total	2,456,009	$10.57	1,112,752
(1)	Column (a) includes outstanding stock options granted under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan, the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan, the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan and the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan. This column also includes unvested restricted stock units granted under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan and the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan. Restricted stock units are not reflected in Column (b) as they do not include an exercise price. Column (c) includes 5,000 and 1,107,752 shares remaining available for future issuance under the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan and the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan, respectively, as of December 31, 2023.

The information required pursuant to Item 403 of Regulation S-K can be found under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement on Form DEF 14A for our Annual Meeting of Shareholders to be held on April 23, 2024, which will be filed with the SEC within 120 days of the Company’s fiscal year end, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2024, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this item is set forth under the heading “Proposal 4 – Ratification of the Appointment of RSM US LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2024, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The consolidated financial statements that appear in Item 8 of this Form 10-K are incorporated herein by reference.

2.	Financial Statement Schedules: All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits.
Exhibit Number	Description

3.1	Third Amended and Restated Articles of Incorporation of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on April 27, 2023)
3.2	Second Amended and Restated Bylaws of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 on Form 8-K filed on April 27, 2023)
3.3	Statement of Designation of 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on August 17, 2021)
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 on Form 10-K filed on March 7, 2023)
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

10.17	Form of Restricted Stock Unit Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan†

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

10.27	Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Jerry Baack (incorporated herein by reference to Exhibit 10.27 on Form 10-K filed on March 7, 2023)†
10.28

Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Mary Jayne Crocker (incorporated herein by reference to Exhibit 10.28 on Form 10-K filed on March 7, 2023)†

10.29

Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Joseph Chybowski (incorporated herein by reference to Exhibit 10.29 on Form 10-K filed on March 7, 2023)†

10.30

Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Jeffrey Shellberg (incorporated herein by reference to Exhibit 10.30 on Form 10-K filed on March 7, 2023)†

10.31	Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Nicholas Place (incorporated herein by reference to Exhibit 10.31 on Form 10-K filed on March 7, 2023)†

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

10.34	Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Appendix C on Schedule 14A filed on March 13, 2023)†

10.35	Form of Restricted Stock Award Agreement under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 on Form S-8 filed on April 28, 2023)†

10.36	Form of Restricted Stock Unit Award Agreement under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan†

10.37

Form of Nonqualified Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 on Form S-8 filed on April 28, 2023)†

10.38	Form of Incentive Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.7 on Form S-8 filed on April 28, 2023)†

16.1	Letter of CliftonLarsonAllen LLP, dated March 7, 2023 (incorporated herein by reference to Exhibit 16.1 on Form 10-K filed on March 7, 2023)

19.1	Insider Trading Policy

21.1	Subsidiaries of Bridgewater Bancshares, Inc.
23.1	Consent of CliftonLarsonAllen LLP
23.2	Consent of RSM US LLP

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Bridgewater Bancshares, Inc. Clawback Policy

101.1

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

Bridgewater Bancshares, Inc.

Date: March 7, 2024	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry J. Baack	Chairman, Chief Executive	March 7, 2024
Jerry J. Baack	Officer and President (Principal Executive Officer)

/s/ Joe M. Chybowski	Chief Financial Officer	March 7, 2024
Joe M. Chybowski	(Principal Financial and Accounting Officer)

/s/ Lisa M. Brezonik	Director	March 7, 2024
Lisa M. Brezonik

/s/ James S. Johnson	Director	March 7, 2024
James S. Johnson

/s/ David B. Juran	Director	March 7, 2024
David B. Juran

/s/ Mohammed Lawal	Director	March 7, 2024
Mohammed Lawal

/s/ Douglas J. Parish	Director	March 7, 2024
Douglas J. Parish

/s/ Jeffrey D. Shellberg	Director, Secretary, Executive	March 7, 2024
Jeffrey D. Shellberg	Vice President and
Chief Credit Officer

/s/ Thomas P. Trutna	Director	March 7, 2024
Thomas P. Trutna

/s/ Todd B. Urness	Director	March 7, 2024
Todd B. Urness

/s/ David J. Volk	Director	March 7, 2024
David J. Volk