Form 10-Q
period 2024-03-31
Bridgewater Bancshares Inc
filed 2024-05-02
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the Common Stock outstanding as of April 30, 2024 was 27,373,972.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$143,355	$128,562
Securities Available for Sale, at Fair Value	633,282	604,104
Loans, Net of Allowance for Credit Losses of $51,347 at March 31, 2024 (unaudited) and $50,494 at December 31, 2023	3,726,502	3,667,215
Federal Home Loan Bank (FHLB) Stock, at Cost	17,195	17,097
Premises and Equipment, Net	48,299	48,886
Accrued Interest	16,696	16,697
Goodwill	2,626	2,626
Other Intangible Assets, Net	180	188
Bank-Owned Life Insurance	34,778	34,477
Other Assets	100,196	92,138
Total Assets	$4,723,109	$4,611,990

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$698,432	$756,964
Interest Bearing	3,108,793	2,952,984
Total Deposits	3,807,225	3,709,948
Notes Payable	13,750	13,750
FHLB Advances	317,000	319,500
Subordinated Debentures, Net of Issuance Costs	79,383	79,288
Accrued Interest Payable	4,405	5,282
Other Liabilities	67,735	58,707
Total Liabilities	4,289,498	4,186,475

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at March 31, 2024 (unaudited) and December 31, 2023	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,589,827 at March 31, 2024 (unaudited) and 27,748,965 at December 31, 2023	276	277
Additional Paid-In Capital	95,069	96,320
Retained Earnings	287,468	280,650
Accumulated Other Comprehensive Loss	(15,716)	(18,246)
Total Shareholders' Equity	433,611	425,515
Total Liabilities and Equity	$4,723,109	$4,611,990

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023
INTEREST INCOME
Loans, Including Fees	$49,581	$44,955
Investment Securities	7,916	6,218
Other	1,172	819
Total Interest Income	58,669	51,992

INTEREST EXPENSE
Deposits	30,190	16,374
Federal Funds Purchased	304	4,944
Notes Payable	295	263
FHLB Advances	2,258	861
Subordinated Debentures	991	983
Total Interest Expense	34,038	23,425

NET INTEREST INCOME	24,631	28,567
Provision for Credit Losses	750	625

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	23,881	27,942

NONINTEREST INCOME
Customer Service Fees	342	349
Net Gain (Loss) on Sales of Available for Sale Securities	93	(56)
Letter of Credit Fees	316	634
Debit Card Interchange Fees	141	138
Bank-Owned Life Insurance	301	234
FHLB Prepayment Income	—	299
Other Income	357	345
Total Noninterest Income	1,550	1,943

NONINTEREST EXPENSE
Salaries and Employee Benefits	9,433	8,815
Occupancy and Equipment	1,057	1,209
FDIC Insurance Assessment	875	665
Data Processing	412	357
Professional and Consulting Fees	889	755
Derivative Collateral Fees	486	380
Information Technology and Telecommunications	796	683
Marketing and Advertising	322	262
Intangible Asset Amortization	9	48
Other Expense	910	895
Total Noninterest Expense	15,189	14,069

INCOME BEFORE INCOME TAXES	10,242	15,816
Provision for Income Taxes	2,411	4,174
NET INCOME	7,831	11,642
Preferred Stock Dividends	(1,013)	(1,013)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,818	$10,629

EARNINGS PER SHARE
Basic	$0.25	$0.38
Diluted	0.24	0.37

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net Income	$7,831	$11,642
Other Comprehensive Income:
Unrealized Gains on Available for Sale Securities	235	5,243
Unrealized Gains (Losses) on Cash Flow Hedges	5,712	(4,169)
Reclassification Adjustment for Gains Realized in Income	(2,396)	(1,011)
Income Tax Impact	(1,021)	(17)
Total Other Comprehensive Income, Net of Tax	2,530	46
Comprehensive Income	$10,361	$11,688

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2024 and 2023

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2022	$66,514	27,751,950	$278	$96,529	$248,685	$(17,942)	$394,064
Cumulative Effect of the Adoption of ASU 2016-13	—	—	—	—	(3,920)	—	(3,920)
Cumulative Effect of the Adoption of ASU 2023-02	—	—	—	—	(21)	—	(21)
Balance as of January 1, 2023, as Adjusted for Change in Accounting Principles	66,514	27,751,950	278	96,529	244,744	(17,942)	390,123
Stock-based Compensation	—	10,608	—	941	—	—	941
Comprehensive Income	—	—	—	—	11,642	46	11,688
Stock Options Exercised	—	82,000	—	261	—	—	261
Vested Restricted Stock Units	—	1,625	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(939)	—	(15)	—	—	(15)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE March 31, 2023	$66,514	27,845,244	$278	$97,716	$255,373	$(17,896)	$401,985

BALANCE December 31, 2023	$66,514	27,748,965	$277	$96,320	$280,650	$(18,246)	$425,515
Stock-based Compensation	—	10,452	—	1,031	—	—	1,031
Comprehensive Income	—	—	—	—	7,831	2,530	10,361
Stock Options Exercised	—	8,000	—	66	—	—	66
Stock Repurchases	—	(193,802)	(1)	(2,275)	—	—	(2,276)
Vested Restricted Stock Units	—	22,365	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(6,153)	—	(73)	—	—	(73)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE March 31, 2024	$66,514	27,589,827	$276	$95,069	$287,468	$(15,716)	$433,611

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,831	$11,642
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	(281)	101
Net (Gain) Loss on Sales of Securities Available for Sale	(93)	56
Provision for Credit Losses on Loans	850	1,500
Credit for Off-Balance Sheet Exposures	(100)	(875)
Depreciation of Premises and Equipment	593	651
Amortization of Other Intangible Assets	9	48
Amortization of Right-of Use Asset	139	125
Amortization of Subordinated Debt Issuance Costs	95	96
Stock-based Compensation	1,031	941
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(6,398)	(6,369)
Accrued Interest Payable and Other Liabilities	3,509	(118)
Net Cash Provided by Operating Activities	7,185	7,798

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Bank-Owned Certificates of Deposit	—	(44)
Proceeds from Sales of Securities Available for Sale	12,784	19,959
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	9,143	7,055
Purchases of Securities Available for Sale	(45,559)	(32,689)
Net Increase in Loans	(60,137)	(114,711)
Net Increase in FHLB Stock	(98)	(9,026)
Purchases of Premises and Equipment	(6)	(7)
Net Cash Used in Investing Activities	(83,873)	(129,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Increase) Decrease in Deposits	97,277	(5,420)
Net Increase in Federal Funds Purchased	—	150,000
Proceeds from FHLB Advances	208,000	155,500
Principal Payments on FHLB Advances	(210,500)	(55,500)
Preferred Stock Dividends Paid	(1,013)	(1,013)
Stock Options Exercised	66	261
Stock Repurchases	(2,276)	—
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(73)	(14)
Net Cash Provided by Financing Activities	91,481	243,814

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,793	122,149
Cash and Cash Equivalents Beginning	128,562	87,043
Cash and Cash Equivalents Ending	$143,355	$209,192

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$34,820	$22,903
Cash Paid for Income Taxes	—	39
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net Investment Securities (Purchased) Sold but Not Settled	3,446	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1: Description of the Business and Summary of Significant Accounting Policies

Organization

Bridgewater Bancshares, Inc. (the “Company”) is a financial holding company whose operations consist of the ownership of its wholly-owned subsidiary, Bridgewater Bank (the “Bank”). The Bank commenced operations in 2005 and provides retail and commercial loan and deposit services, principally to customers within the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area. In 2008, the Bank formed BWB Holdings, LLC, a wholly-owned subsidiary of the Bank, for the purpose of holding repossessed property. In 2018, the Bank formed Bridgewater Investment Management, Inc., a wholly-owned subsidiary of the Bank, for the purpose of holding certain municipal securities and to engage in municipal lending activities.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024.

Principles of Consolidation

These consolidated financial statements include the amounts of the Company, the Bank, with locations in Bloomington, Greenwood, Minneapolis (2), St. Louis Park, Orono, and St. Paul, Minnesota, BWB Holdings, LLC, and Bridgewater Investment Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Impact of Recently Issued Accounting Guidance

In March 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2024-02, Codification Improvements: Amendments to Remove References to the Concepts Statements. The ASU amends the Codification to remove references to various concepts and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025 and is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

Subsequent events have been evaluated through May 2, 2024, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares adjusted for the dilutive effect of stock compensation. For the three months ended March 31, 2024, stock options, restricted stock awards and restricted stock units totaling 1,158,046 were excluded from the calculation because they were deemed to be anti-dilutive. For the three months ended March 31, 2023, stock options, restricted stock awards and restricted stock units totaling 621,994 shares were excluded from the calculation because they were deemed to be antidilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2024	2023
Net Income Available to Common Shareholders	$6,818	$10,629
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,691,401	27,726,894
Dilutive Effect of Stock Compensation	398,404	763,152
Weighted Average Common Stock Outstanding (Dilutive)	28,089,805	28,490,046

Basic Earnings per Common Share	$0.25	$0.38
Diluted Earnings per Common Share	0.24	0.37

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at March 31, 2024 and December 31, 2023:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$151,221	$28	$(19,158)	$132,091
Mortgage-Backed Securities	260,079	1,544	(17,407)	244,216
Corporate Securities	142,851	348	(10,247)	132,952
SBA Securities	16,864	252	(91)	17,025
Asset-Backed Securities	106,637	519	(158)	106,998
Total Securities Available for Sale	$677,652	$2,691	$(47,061)	$633,282

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$151,512	$47	$(19,035)	$132,524
Mortgage-Backed Securities	249,455	2,261	(16,401)	235,315
Corporate Securities	142,098	386	(11,879)	130,605
SBA Securities	18,497	279	(102)	18,674
Asset-Backed Securities	87,054	357	(425)	86,986
Total Securities Available for Sale	$648,616	$3,330	$(47,842)	$604,104

Securities with a carrying value of $169.5 million and $170.7 million were pledged to secure borrowing capacity at the Federal Reserve Discount Window as of March 31, 2024 and December 31, 2023, respectively.

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023:

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2024
Municipal Bonds	215	$7,862	$(44)	$122,437	$(19,114)	$130,299	$(19,158)
Mortgage-Backed Securities	129	42,583	(665)	124,205	(16,742)	166,788	(17,407)
Corporate Securities	113	16,148	(290)	105,583	(9,957)	121,731	(10,247)
SBA Securities	45	1,973	(5)	6,296	(86)	8,269	(91)
Asset-Backed Securities	17	24,404	(67)	16,595	(91)	40,999	(158)
Total Securities Available for Sale	519	$92,970	$(1,071)	$375,116	$(45,990)	$468,086	$(47,061)

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023
Municipal Bonds	212	$4,052	$(17)	$120,527	$(19,018)	$124,579	$(19,035)
Mortgage-Backed Securities	128	35,719	(310)	135,829	(16,091)	171,548	(16,401)
Corporate Securities	110	14,528	(756)	101,311	(11,123)	115,839	(11,879)
SBA Securities	47	1,731	(3)	7,072	(99)	8,803	(102)
Asset-Backed Securities	24	39,011	(234)	13,805	(191)	52,816	(425)
Total Securities Available for Sale	521	$95,041	$(1,320)	$378,544	$(46,522)	$473,585	$(47,842)

At March 31, 2024, 519 debt securities had unrealized losses with aggregate depreciation of approximately 9.1% from the Company’s amortized cost basis. At December 31, 2023, 521 debt securities had unrealized losses with aggregate depreciation of approximately 9.2% from the Company’s amortized cost basis. These unrealized losses have not been recognized into income because management does not intend to sell these securities, and it is not more likely than not it will be required to sell the securities before recovery of its amortized cost basis. Furthermore, the unrealized losses are due to changes in interest rates and other market conditions and were not reflective of credit events. To make this determination, consideration is given to such factors as the credit rating of the issuer, level of credit enhancement, changes in credit ratings, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. As of March 31, 2024 and December 31, 2023, there was no allowance for credit losses carried on the Company’s securities portfolio.

Accrued interest receivable on securities, which is recorded within accrued interest on the balance sheet, totaled $5.2 million and $4.9 million at March 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of March 31, 2024. Call date is used when a call of the debt security is expected, as determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
March 31, 2024
Due in One Year or Less	$16,679	$16,643
Due After One Year Through Five Years	48,627	46,923
Due After Five Years Through 10 Years	192,786	172,941
Due After 10 Years	35,980	28,536
Subtotal	294,072	265,043
Mortgage-Backed Securities	260,079	244,216
SBA Securities	16,864	17,025
Asset-Backed Securities	106,637	106,998
Totals	$677,652	$633,282

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Proceeds From Sales of Securities	$12,784	$19,959
Gross Gains on Sales	786	197
Gross Losses on Sales	(693)	(253)

Note 4: Loans and Allowance for Credit Losses

The following table presents the components of the loan portfolio at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Commercial	$483,069	$464,061
Construction and Land Development	200,970	232,804
1-4 Family Construction	65,606	65,087
Real Estate Mortgage:
1-4 Family Mortgage	417,773	402,396
Multifamily	1,389,345	1,388,541
CRE Owner Occupied	182,589	175,783
CRE Nonowner Occupied	1,035,702	987,306
Total Real Estate Mortgage Loans	3,025,409	2,954,026
Consumer and Other	9,151	8,304
Total Loans, Gross	3,784,205	3,724,282
Allowance for Credit Losses	(51,347)	(50,494)
Net Deferred Loan Fees	(6,356)	(6,573)
Total Loans, Net	$3,726,502	$3,667,215

The following tables present the aging in past due loans and nonaccrual status, with and without an ACL, by loan segment as of March 31, 2024 and December 31, 2023:

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
March 31, 2024
Commercial	$482,894	$—	$—	$—	$175	$483,069
Construction and Land Development	200,896	—	—	—	74	200,970
1-4 Family Construction	65,606	—	—	—	—	65,606
Real Estate Mortgage:
1-4 Family Mortgage	417,773	—	—	—	—	417,773
Multifamily	1,389,345	—	—	—	—	1,389,345
CRE Owner Occupied	182,589	—	—	—	—	182,589
CRE Nonowner Occupied	1,035,702	—	—	—	—	1,035,702
Consumer and Other	9,151	—	—	—	—	9,151
Totals	$3,783,956	$—	$—	$—	$249	$3,784,205

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2023
Commercial	$463,966	$—	$—	$—	$95	$464,061
Construction and Land Development	232,724	—	—	—	80	232,804
1-4 Family Construction	64,838	—	—	—	249	65,087
Real Estate Mortgage:
1-4 Family Mortgage	402,396	—	—	—	—	402,396
Multifamily	1,373,431	15,110	—	—	—	1,388,541
CRE Owner Occupied	175,289	—	—	—	494	175,783
CRE Nonowner Occupied	987,306	—	—	—	—	987,306
Consumer and Other	8,303	—	—	—	1	8,304
Totals	$3,708,253	$15,110	$—	$—	$919	$3,724,282

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

Loss: Loans classified as loss are considered uncollectible and charged-off immediately.

The following table presents loan balances classified by credit quality indicators by year of origination as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$45,707	$77,410	$116,209	$35,888	$17,453	$21,502	$153,257	$467,426
Watch	—	—	—	24	—	—	495	519
Substandard	—	45	11,213	—	—	—	3,866	15,124
Total Commercial	45,707	77,455	127,422	35,912	17,453	21,502	157,618	483,069
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Construction and Land Development
Pass	18,627	72,163	84,752	16,961	41	—	8,352	200,896
Substandard	—	—	74	—	—	—	—	74
Total Construction and Land Development	18,627	72,163	84,826	16,961	41	—	8,352	200,970
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	4,521	30,238	16,331	942	—	—	13,574	65,606
Total 1-4 Family Construction	4,521	30,238	16,331	942	—	—	13,574	65,606
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	30,248	66,675	104,943	80,452	55,779	20,138	58,883	417,118
Substandard	—	—	—	—	—	655	—	655
Total 1-4 Family Mortgage	30,248	66,675	104,943	80,452	55,779	20,793	58,883	417,773
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	86,323	169,735	452,006	402,045	189,453	74,471	12,408	1,386,441
Watch	—	2,904	—	—	—	—	—	2,904
Total Multifamily	86,323	172,639	452,006	402,045	189,453	74,471	12,408	1,389,345
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	14,053	30,839	63,297	39,429	20,219	11,966	1,790	181,593
Substandard	—	996	—	—	—	—	—	996
Total CRE Owner Occupied	14,053	31,835	63,297	39,429	20,219	11,966	1,790	182,589
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	70,675	153,480	318,367	236,313	76,481	141,216	3,989	1,000,521
Watch	—	15,013	—	3,188	—	—	—	18,201
Substandard	—	15,036	1,944	—	—	—	—	16,980
Total CRE Nonowner Occupied	70,675	183,529	320,311	239,501	76,481	141,216	3,989	1,035,702
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	201,299	454,678	940,557	761,427	341,932	248,446	77,070	3,025,409

Consumer and Other
Pass	193	2,731	206	7	1,363	3	4,648	9,151
Total Consumer and Other	193	2,731	206	7	1,363	3	4,648	9,151
Current Period Gross Write-offs	1	—	—	—	—	—	1	2

Total Period Gross Write-offs	1	—	—	—	—	—	1	2
Total Loans	$270,347	$637,265	$1,169,342	$815,249	$360,789	$269,951	$261,262	$3,784,205

	December 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$93,299	$121,274	$37,056	$19,297	$18,594	$4,507	$149,836	$443,863
Watch	1,700	318	34	—	—	—	2,003	4,055
Substandard	3	11,299	—	—	—	50	4,791	16,143
Total Commercial	95,002	132,891	37,090	19,297	18,594	4,557	156,630	464,061
Current Period Gross Write-offs	72	96	12	—	—	—	—	180

Construction and Land Development
Pass	87,402	99,133	34,122	46	—	—	12,021	232,724
Substandard	—	80	—	—	—	—	—	80
Total Construction and Land Development	87,402	99,213	34,122	46	—	—	12,021	232,804
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	35,172	16,156	941	355	—	—	12,214	64,838
Substandard	249	—	—	—	—	—	—	249
Total 1-4 Family Construction	35,421	16,156	941	355	—	—	12,214	65,087
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	74,602	106,085	83,525	52,813	18,789	3,403	62,490	401,707
Substandard	—	—	—	—	—	659	30	689
Total 1-4 Family Mortgage	74,602	106,085	83,525	52,813	18,789	4,062	62,520	402,396
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	192,078	456,179	444,162	196,784	41,998	45,847	8,577	1,385,625
Watch	2,916	—	—	—	—	—	—	2,916
Total Multifamily	194,994	456,179	444,162	196,784	41,998	45,847	8,577	1,388,541
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	36,255	61,724	40,748	20,610	4,903	8,312	1,672	174,224
Substandard	194	—	494	—	—	871	—	1,559
Total CRE Owner Occupied	36,449	61,724	41,242	20,610	4,903	9,183	1,672	175,783
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	164,226	305,749	253,683	77,618	78,288	66,569	4,521	950,654
Watch	16,301	—	3,213	—	—	—	—	19,514
Substandard	15,183	1,955	—	—	—	—	—	17,138
Total CRE Nonowner Occupied	195,710	307,704	256,896	77,618	78,288	66,569	4,521	987,306
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	501,755	931,692	825,825	347,825	143,978	125,661	77,290	2,954,026

Consumer and Other
Pass	2,908	256	9	1,460	6	—	3,665	8,304
Total Consumer and Other	2,908	256	9	1,460	6	—	3,665	8,304
Current Period Gross Write-offs	42	—	—	—	—	—	2	44

Total Period Gross Write-offs	114	96	12	—	—	—	2	224
Total Loans	$722,488	$1,180,208	$897,987	$368,983	$162,578	$130,218	$261,820	$3,724,282

The following tables present the activity in the allowance for credit losses, by segment, for the three months ended March 31, 2024 and 2023:

		Construction				CRE	CRE
		and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Three Months Ended March 31, 2024
Allowance for Credit Losses for Loans:
Beginning Balance	$5,398	$2,156	$558	$2,651	$22,217	$1,184	$16,225	$105	$50,494
Provision for Credit Losses for Loans	206	(328)	19	102	13	51	780	7	850
Loans Charged-off	—	—	—	—	—	—	—	(2)	(2)
Recoveries of Loans	3	—	—	1	—	—	—	1	5
Total Ending Allowance Balance	$5,607	$1,828	$577	$2,754	$22,230	$1,235	$17,005	$111	$51,347

		Construction				CRE	CRE
		and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Three Months Ended March 31, 2023
Allowance for Credit Losses for Loans:
Beginning Balance, Prior to Adoption of CECL	$6,501	$3,911	845	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996
Impact of Adopting CECL	(1,158)	(1,070)	(235)	(1,778)	3,318	(943)	2,869	(90)	(263)	650
Balance ss of January 1, 2023, as Adjusted for Adoption of CECL	5,343	2,841	610	2,547	20,777	1,022	15,445	61	—	48,646
Provision for Credit Losses for Loans	220	328	196	169	212	61	299	15	—	1,500
Loans Charged-off	—	—	—	—	—	—	—	(4)	—	(4)
Recoveries of Loans	3	—	—	1	—	—	—	2	—	6
Total Ending Allowance Balance	$5,566	$3,169	$806	$2,717	$20,989	$1,083	$15,744	$74	$—	$50,148

The following tables present the balance in the allowance for credit losses and the recorded investment in loans, by segment, as of March 31, 2024 and December 31, 2023:

		Construction				CRE	CRE
		and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
ACL at March 31, 2024
Individually Evaluated for Impairment	$26	$—	$—	$—	$—	$—	$205	$—	$231
Collectively Evaluated for Impairment	5,581	1,828	577	2,754	22,230	1,235	16,800	111	51,116
Totals	$5,607	$1,828	$577	$2,754	$22,230	$1,235	$17,005	$111	$51,347

		Construction				CRE	CRE
		and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
ACL at December 31, 2023
Individually Evaluated for Impairment	$8	$—	$—	$—	$—	$—	$95	$—	$103
Collectively Evaluated for Impairment	5,390	2,156	558	2,651	22,217	1,184	16,130	105	50,391
Totals	$5,398	$2,156	$558	$2,651	$22,217	$1,184	$16,225	$105	$50,494

		Construction				CRE	CRE
		and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Loans at March 31, 2024
Individually Evaluated for Impairment	$15,124	$74	$—	$655	$—	$996	$16,980	$—	$33,829
Collectively Evaluated for Impairment	467,945	200,896	65,606	417,118	1,389,345	181,593	1,018,722	9,151	3,750,376
Totals	$483,069	$200,970	$65,606	$417,773	$1,389,345	$182,589	$1,035,702	$9,151	$3,784,205

Loans at December 31, 2023
Individually Evaluated for Impairment	$16,143	$80	$249	$689	$—	$1,559	$17,138	$—	$35,858
Collectively Evaluated for Impairment	447,918	232,724	64,838	401,707	1,388,541	174,224	970,168	8,304	3,688,424
Totals	$464,061	$232,804	$65,087	$402,396	$1,388,541	$175,783	$987,306	$8,304	$3,724,282

The following tables present the amortized cost basis of collateral dependent loans by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of March 31, 2024 and December 31, 2023:

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
March 31, 2024
Commercial	$—	$4,766	$10,358	$15,124	$26
Construction and Land Development	74	—	—	74
Real Estate Mortgage:
1-4 Family Mortgage	655	—	—	655	—
CRE Owner Occupied	996	—	—	996	—
CRE Nonowner Occupied	16,980	—	—	16,980	205
Totals	$18,705	$4,766	$10,358	$33,829	$231

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
December 31, 2023
Commercial	$—	$5,782	$10,361	$16,143	$8
Construction and Land Development	80	—	—	80	—
1-4 Family Construction	249	—	—	249	—
Real Estate Mortgage:
1-4 Family Mortgage	689	—	—	689	—
CRE Owner Occupied	1,559	—	—	1,559	—
CRE Nonowner Occupied	17,138	—	—	17,138	95
Totals	$19,715	$5,782	$10,361	$35,858	$103

Accrued interest receivable on loans, which is recorded within accrued interest on the balance sheet, totaled $11.5 million and $11.8 million at March 31, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

For the three months ended March 31, 2024, there were no loans modified to borrowers experiencing financial difficulty. For the three months ended March 31, 2023, the Company modified one CRE nonowner occupied loan, with an outstanding balance of $9.5 million, for a borrower experiencing financial difficulty by granting a 12-month extension at a below market rate. There was no forgiveness of principal and this loan was current with its modified terms as of March 31, 2024.

Note 5: Deposits

The following table presents the composition of deposits at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Transaction Deposits	$1,482,168	$1,449,765
Savings and Money Market Deposits	979,773	935,091
Time Deposits	352,510	300,651
Brokered Deposits	992,774	1,024,441
Totals	$3,807,225	$3,709,948

Brokered deposits include brokered transaction and money market accounts of $155.5 million and $174.0 million as of March 31, 2024 and December 31, 2023, respectively.

The following table presents the scheduled maturities of brokered and customer time deposits at March 31, 2024:

March 31,
(dollars in thousands)	2024
Less than 1 Year	$389,466
1 to 2 Years	393,452
2 to 3 Years	191,883
3 to 4 Years	84,128
4 to 5 Years	86,108
Greater than 5 Years	44,706
Totals	$1,189,743

The aggregate amount of time deposits greater than $250,000 was approximately $177.0 million and $138.4 million at March 31, 2024 and December 31, 2023, respectively.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$63,380	$8,049	$63,814	$6,981
Liabilities	63,380	(8,049)	63,814	(6,981)
Total	$126,760	$—	$127,628	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $8.1 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
Notional Amount	$183,000	$183,000
Weighted Average Pay Rate	2.00%	2.00%
Weighted Average Receive Rate	5.48%	5.48%
Weighted Average Maturity (Years)	3.79	4.04
Net Unrealized Gain	$6,756	$5,271

The Company purchases interest rate caps, designated as cash flow hedges, of certain deposit liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the three months ended March 31, 2024 and 2023, the company recognized amortization expense on the interest rate caps of $196,000 and $198,000, respectively, which was recorded as a component of interest expense on brokered deposits and FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
Notional Amount	$125,000	$125,000
Unamortized Premium Paid	4,885	5,081
Weighted Average Strike Rate	0.96%	0.96%
Weighted Average Maturity (Years)	6.10	6.34

The following table presents a summary of the Company’s interest rate contracts as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$152,500	$7,020	$135,000	$6,891
Liabilities	30,500	(264)	48,000	(1,620)
Interest rate cap agreements:
Assets	125,000	20,445	125,000	18,717

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of March 31, 2024 and December 31, 2023, the Company pledged no cash collateral for the Company’s derivative contracts. In addition, as of March 31, 2024 and

December 31, 2023, the Company's counterparties pledged cash collateral to the Company of $36.7 million and $31.8 million, respectively.

The following table summarizes gross and net information about derivative instruments that are eligible for offset in the balance sheet at March 31, 2024 and December 31, 2023:

				Gross Amounts Not Offset in the Balance Sheet
			Net Amounts of
	Gross Amounts	Gross Amounts	Assets (Liabilities)
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral	Net Assets
(dollars in thousands)	Assets (Liabilities)	Balance Sheet	Balance Sheet	Instruments	Received (Paid)	(Liabilities)
March 31, 2024
Assets	$35,514	$—	$35,514	$—	$36,663	$(1,149)
Liabilities	(8,313)	—	(8,313)	—	—	(8,313)

December 31, 2023
Assets	$32,589	$—	$32,589	$—	$31,783	$806
Liabilities	(8,601)	—	(8,601)	—	—	(8,601)

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three months ended March 31, 2024 and 2023:

		Three Months Ended March 31,
(dollars in thousands)		2024	2023
Derivatives in	Location of Gain (Loss)	Gain (Loss)
Cash Flow Hedging	Reclassified	Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings
Interest rate swaps	Interest expense	$1,596	$1,177
Interest rate caps	Interest expense	707	(110)

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three months ended March 31, 2024 and 2023, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 7: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank with aggregate principal balances of $1.45 billion at both March 31, 2024 and December 31, 2023, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $446.8 million and $498.7 million at March 31, 2024 and December 31, 2023, respectively.

The following table presents FHLB advances, by maturity, at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	5.35%	$243,000	5.31%	$233,000
1 to 2 Years	4.35	12,500	4.31	25,000
2 to 3 Years	3.45	21,500	3.45	21,500
3 to 4 Years	4.03	27,500	3.94	17,500
4 to 5 Years	3.87	12,500	4.01	22,500
Totals		$317,000		$319,500

Line of Credit. The Company has a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that is secured by 100% of the issued and outstanding stock of the Bank. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. The Company believes it was in compliance with all covenants as of March 31, 2024 and December 31, 2023.

The following table presents the revolving line of credit at March 31, 2024 and December 31, 2023:

		Total Debt	Total Debt
		Outstanding	Outstanding	Interest
Name	Maturity Date	March 31, 2024	December 31, 2023	Rate	Coupon Structure
Revolving Credit Facility	September 1, 2024	$13,750	13,750	8.50%	Variable with Floor (1)
(1)	The variable interest rate is equal to the greater of Wall Street Journal Prime Rate in effect or a floor of 3.85%.

Note 8: Subordinated Debentures

The following table presents a summary of the Company’s subordinated debentures as of March 31, 2024 and December 31, 2023:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	March 31, 2024	December 31, 2023	Rate	Coupon Structure
(dollars in thousands)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	$50,000	$50,000	5.25%	Fixed-to-Floating (1)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	30,000	3.25%	Fixed-to-Floating (2)
Subordinated Debentures				80,000	80,000
Debt Issuance Costs				(617)	(712)
Subordinated Debentures, Net of Issuance Costs				$79,383	$79,288
(1)	Migrates to three month term SOFR + 5.13% beginning July 1, 2025 until either the early redemption date or the maturity date.
(2)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the early redemption date or the maturity date.

Note 9: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing projects and other tax credit investments at March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024		December 31, 2023
Investment Type	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	$16,880	$7,579	$16,897	$7,579
Federal Historic Tax Credit (FHTC)	2,765	2,353	3,403	2,353
Total	$19,645	$9,932	$20,300	$9,932
(1)	All commitments are expected to be paid by the Company by March 31, 2025.

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Amortization Expense (1)
LIHTC	$492	$368
FHTC	163	108
Total	$655	$476
Tax Benefit Recognized (2)
LIHTC	$(671)	$(374)
FHTC	(215)	(152)
Total	$(886)	$(526)
(1)	The amortization expense for the LIHTC and FHTC investments are included in income tax expense.
(2)	All of the tax benefits recognized are included in income tax expense.

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

The following table presents commitments outstanding at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Unfunded Commitments Under Lines of Credit	$507,704	$546,632
Letters of Credit	99,807	103,289
Totals	$607,511	$649,921

The Company had outstanding letters of credit with the FHLB in total amounts of $164.9 million and $114.4 million at March 31, 2024 and December 31, 2023, respectively, on behalf of customers and to secure public deposits.

The ACL for off-balance sheet credit exposures was $2.9 million and $3.0 million at March 31, 2024 and December 31, 2023, respectively, and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the allowance for credit losses for off-balance sheet credit exposures for the three months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
(dollars in thousands)	March 31, 2024	March 31, 2023
Allowance for Credit Losses:
Beginning Balance, Prior to Adoption of CECL	$2,985	$360
Impact of Adopting CECL	—	4,850
Recovery of Off-Balance Sheet Credit Exposures	(100)	(875)
Total Ending Balance	$2,885	$4,335

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of both March 31, 2024 and December 31, 2023, there were 5,000 shares of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of March 31, 2024 and December 31, 2023, there were 6,592 and -0- shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

In 2023, the Company adopted the Bridgewater Bancshares, inc. 2023 Equity Incentive Plan (the "2023 EIP"). Under the 2023 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of

March 31, 2024 and December 31, 2023, there were 1,042,800 and 1,107,752 shares, respectively, of the Company’s common stock reserved for future grants under the 2023 EIP.

Stock Options

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. The following table presents a summary of the status of the Company’s outstanding stock options for the three months ended March 31, 2024:

	March 31, 2024
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	2,014,994	$10.57
Granted	—	—
Exercised	(8,000)	8.28
Forfeitures	(5,000)	11.10
Outstanding at Period End	2,001,994	$10.58

Options Exercisable at Period End	1,421,494	$9.80

For the three months ended March 31, 2024 and 2023, the Company recognized compensation expense for stock options of $249,000 and $186,000, respectively.

The following table presents information pertaining to options outstanding at March 31, 2024:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$3.00 - 3.99	10,000	$3.58	0.8	10,000	$3.58
7.00 - 7.99	888,966	7.47	3.5	888,966	7.47
8.00 - 8.99	12,500	8.76	6.0	6,250	8.76
10.00 - 10.99	249,000	10.63	9.2	7,500	10.08
11.00 - 11.99	262,500	11.15	8.2	75,000	11.29
12.00 - 12.99	263,528	12.90	5.3	263,528	12.90
13.00 - 13.99	25,000	13.22	4.1	25,000	13.22
17.00 - 17.99	290,500	17.50	7.8	145,250	17.50
Totals	2,001,994	$10.58	5.7	1,421,494	$9.80

As of March 31, 2024, there was $2.5 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 3.0 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the three months ended March 31, 2024:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2023	666,250	$5.09
Granted	—	—
Vested	(80,750)	5.05
Forfeited	(5,000)	4.58
Nonvested Options at March 31, 2024	580,500	$5.10

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with forfeitable voting and dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the three months ended March 31, 2024:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested at December 31, 2023	3,411	$10.53
Granted	—	—
Vested	(987)	12.67
Forfeited	—	—
Nonvested at March 31, 2024	2,424	$9.66

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended March 31, 2024 and 2023, the Company recognized compensation expense for restricted stock awards of $8,000 and $111,000, respectively.

As of March 31, 2024, there was $5,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 0.4 years.

In addition, during the three months ended March 31, 2024, the Company issued 10,452 shares of unrestricted common stock to non-employee directors, as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to non-employee directors of $121,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the three months ended March 31, 2024:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested at December 31, 2023	441,015	$14.71
Granted	63,184	11.89
Vested	(22,365)	15.60
Forfeited	(10,276)	14.75
Nonvested at March 31, 2024	471,558	$14.29

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended March 31, 2024 and 2023, the Company recognized compensation expense for restricted stock units of $653,000 and $529,000, respectively.

As of March 31, 2024, there was $5.9 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP or 2023 EIP that is expected to be recognized over a weighted-average period of 2.8 years.

Note 12: Regulatory Capital

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of March 31, 2024 and December 31, 2023:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Company (Consolidated):
Total Risk-based Capital	$577,485	14.00%	$329,909	8.00%	$433,006	10.50%	N/A	N/A
Tier 1 Risk-based Capital	446,521	10.83	247,432	6.00	350,529	8.50	N/A	N/A
Common Equity Tier 1 Capital	380,007	9.21	185,574	4.50	288,671	7.00	N/A	N/A
Tier 1 Leverage Ratio	446,521	9.66	184,949	4.00	184,949	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$565,440	13.73%	$329,510	8.00%	$432,482	10.50%	$411,887	10.00%
Tier 1 Risk-based Capital	513,920	12.48	247,132	6.00	350,104	8.50	329,510	8.00
Common Equity Tier 1 Capital	513,920	12.48	185,349	4.50	288,321	7.00	267,727	6.50
Tier 1 Leverage Ratio	513,920	11.12	184,797	4.00	184,797	4.00	230,996	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Company (Consolidated):
Total Risk-based Capital	$570,770	13.97%	$326,872	8.00%	$429,019	10.50%	N/A	N/A
Tier 1 Risk-based Capital	440,947	10.79	245,154	6.00	347,301	8.50	N/A	N/A
Common Equity Tier 1 Capital	374,433	9.16	183,865	4.50	286,013	7.00	N/A	N/A
Tier 1 Leverage Ratio	440,947	9.57	184,383	4.00	184,383	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$554,269	13.58%	$326,528	8.00%	$428,568	10.50%	$408,160	10.00%
Tier 1 Risk-based Capital	503,787	12.34	244,896	6.00	346,936	8.50	326,528	8.00
Common Equity Tier 1 Capital	503,787	12.34	183,672	4.50	285,712	7.00	265,304	6.50
Tier 1 Leverage Ratio	503,787	10.95	184,037	4.00	184,037	4.00	230,047	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. There have been no changes in methodologies used as of March 31, 2024. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	$—	$132,091	$—	$132,091
Mortgage-Backed Securities	—	244,216	—	244,216
Corporate Securities	—	132,952	—	132,952
SBA Securities	—	17,025	—	17,025
Asset-Backed Securities	—	106,998	—	106,998
Interest Rate Caps	—	20,445	—	20,445
Interest Rate Swaps	—	15,069	—	15,069
Total Fair Value of Financial Assets	$—	$668,796	$—	$668,796
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$8,313	$—	$8,313
Total Fair Value of Financial Liabilities	$—	$8,313	$—	$8,313

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	$—	$132,524	$—	$132,524
Mortgage-Backed Securities	—	235,315	—	235,315
Corporate Securities	—	130,605	—	130,605
SBA Securities	—	18,674	—	18,674
Asset-Backed Securities	—	86,986	—	86,986
Interest Rate Caps	—	18,717	—	18,717
Interest Rate Swaps	—	13,872	—	13,872
Total Fair Value of Financial Assets	$—	$636,693	$—	$636,693
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$8,601	$—	$8,601
Total Fair Value of Financial Liabilities	$—	$8,601	$—	$8,601

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at March 31, 2024 and December 31, 2023:

	March 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$9,364	$231
Totals	$—	$—	$9,364	$231

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$9,602	$199
Totals	$—	$—	$9,602	$199

Individually Evaluated Loans

The Company records certain loans at fair value on a non-recurring basis. Individually evaluated loans for which an allowance is established, or a write-down has occurred during the period, based on the fair value of collateral require classification in the fair value hierarchy. The fair value of the loan’s collateral is determined by appraisals, independent valuation and other techniques. When the fair value of the loan’s collateral is based on an observable market price the Company classifies the fair value of the individually evaluated loans within Level 2 of the valuation hierarchy. For loans in which the valuation has unobservable inputs, the Company classifies these within the Level 3 of the valuation hierarchy. As of March 31, 2024, collateral values were estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs, including internally determined values based on cost adjusted for depreciation and customized discounting criteria on appraisals which ranged from 3-15%. Due to the significance of unobservable inputs, fair values of individually evaluated loans have been classified as Level 3.

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

The following tables present the carrying amounts and estimated fair values of financial instruments at March 31, 2024 and December 31, 2023:

	March 31, 2024
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$143,355	$143,355	$—	$—	$143,355
Securities Available for Sale	633,282	—	633,282	—	633,282
FHLB Stock, at Cost	17,195	—	17,195	—	17,195
Loans, Net	3,726,502	—	3,627,836	9,364	3,637,200
Accrued Interest Receivable	16,696	—	16,696	—	16,696
Interest Rate Caps	20,445	—	20,445	—	20,445
Interest Rate Swaps	15,069	—	15,069	—	15,069

Financial Liabilities:
Deposits	$3,807,225	$—	$3,799,680	$—	$3,799,680
Notes Payable	13,750	—	13,763	—	13,763
FHLB Advances	317,000	—	316,046	—	316,046
Subordinated Debentures	79,383	—	78,991	—	78,991
Accrued Interest Payable	4,405	—	4,405	—	4,405
Interest Rate Swaps	8,313	—	8,313	—	8,313

	December 31, 2023
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$128,562	$128,562	$—	$—	$128,562
Securities Available for Sale	604,104	—	604,104	—	604,104
FHLB Stock, at Cost	17,097	—	17,097	—	17,097
Loans, Net	3,667,215	—	3,579,583	9,602	3,589,185
Accrued Interest Receivable	16,697	—	16,697	—	16,697
Interest Rate Caps	18,717	—	18,717	—	18,717
Interest Rate Swaps	13,872	—	13,872	—	13,872

Financial Liabilities:
Deposits	$3,709,948	$—	$3,709,086	$—	$3,709,086
Notes Payable	13,750	—	13,805	—	13,805
FHLB Advances	319,500	—	319,305	—	319,305
Subordinated Debentures	79,288	—	77,557	—	77,557
Accrued Interest Payable	5,282	—	5,282	—	5,282
Interest Rate Swaps	8,601	—	8,601	—	8,601

The following methods and assumptions were used by the Company to estimate fair value of financial instruments not previously discussed.

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

The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at March 31, 2024 and December 31, 2023.

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

Note 14: Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income for the three months ended March 31, 2024 and 2023:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2024
Net Unrealized Gain on Available for Sale Securities	$235	$(67)	$168
Less: Reclassification Adjustment for Net Gains Included in Net Income	(93)	27	(66)
Total Unrealized Gain	142	(40)	102

Net Unrealized Gain on Cash Flow Hedge	5,712	(1,642)	4,070
Less: Reclassification Adjustment for Gains Included in Net Income	(2,303)	661	(1,642)
Total Unrealized Gain	3,409	(981)	2,428

Other Comprehensive Income	$3,551	$(1,021)	$2,530

Three Months Ended March 31, 2023
Net Unrealized Gain on Available for Sale Securities	$5,243	$(1,506)	$3,737
Less: Reclassification Adjustment for Net Losses Included in Net Income	56	(16)	40
Total Unrealized Gain	5,299	(1,522)	3,777

Net Unrealized Loss on Cash Flow Hedge	(4,169)	1,198	(2,971)
Less: Reclassification Adjustment for Gains Included in Net Income	(1,067)	307	(760)
Total Unrealized Loss	(5,236)	1,505	(3,731)

Other Comprehensive Income	$63	$(17)	$46

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2024 and 2023:

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Three Months Ended March 31, 2024
Balance at Beginning of Period	$(31,720)	$13,474	$(18,246)
Other Comprehensive Income Before Reclassifications	168	4,070	4,238
Amounts Reclassified from Accumulated Other Comprehensive Income	(66)	(1,642)	(1,708)
Net Other Comprehensive Income During Period	102	2,428	2,530
Balance at End of Period	$(31,618)	$15,902	$(15,716)

Three Months Ended March 31, 2023
Balance at Beginning of Period	$(34,124)	$16,182	$(17,942)
Other Comprehensive Income (Loss) Before Reclassifications	3,737	(2,971)	766
Amounts Reclassified from Accumulated Other Comprehensive Income	40	(760)	(720)
Net Other Comprehensive Income (Loss) During Period	3,777	(3,731)	46
Balance at End of Period	$(30,347)	$12,451	$(17,896)

Note 15: Subsequent Events

On April 24, 2024, the Company’s Board of Directors announced a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), payable on June 3, 2024, to shareholders of record on the Series A Preferred Stock at the close of business on May 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three months ended March 31, 2024. Annualized results for this interim period may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or the SEC, on March 7, 2024.

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

●	interest rate risk, including the effects of significant rate increases by the Federal Reserve since 2022;
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of changes in interest rates;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including high rates of inflation and possible recession;
●	the effects of developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in recent bank failures;
●	loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for credit losses on loans;
●	new or revised accounting standards;
●	the concentration of large loans to certain borrowers;
●	the concentration of large deposits from certain clients, who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;
●	the ability to successfully manage liquidity risk, which may increase the dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;
●	the composition of the Company’s senior leadership team and the ability to attract and retain key personnel;
●	the occurrence of fraudulent activity, breaches or failures of our third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions and “fintech” companies;
●	the effectiveness of the risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, including in response to recent bank failures;
●	risks related to climate change and the negative impact it may have on our clients and their businesses;
●	the imposition of other governmental policies impacting the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics, acts of war or terrorism, or other adverse external events, including the ongoing Israeli-Palestinian conflict and the Russian invasion of Ukraine;
●	potential impairment to the goodwill the Company recorded in connection with a past acquisition;
●	changes to U.S. or state tax laws, regulations and guidance, including the 1% excise tax on stock buybacks by publicly traded companies; and

●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Bridgewater Bancshares, Inc. with the Securities and Exchange Commission.

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

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared based on the application of certain accounting policies, the most significant of which are described in “Note 1 – Description of the Business and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements included as a part of the Company’s most recent Annual Report on Form 10-K, filed with the SEC on March 7, 2024. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2023. Certain policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect the reported results and financial position for the current period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the future financial condition and results of operations. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company's Audit Committee.

Operating Results Overview

The following table summarizes certain key financial results as of and for the periods indicated:

	As of and for the Three Months Ended
	March 31,	December 31	September 30,	June 30,	March 31,
(dollars in thousands, except per share data)	2024	2023	2023	2023	2023
Income Statement
Net Interest Income	$24,631	$25,314	$25,421	$25,872	$28,567
Provision for (Recovery of) Credit Losses	750	(250)	(600)	50	625
Noninterest Income	1,550	1,409	1,726	1,415	1,943
Noninterest Expense	15,189	15,740	15,237	14,274	14,069
Net Income	7,831	8,873	9,629	9,816	11,642
Net Income Available to Common Shareholders	6,818	7,859	8,616	8,802	10,629

Per Common Share Data
Basic Earnings Per Share	$0.25	$0.28	$0.31	$0.32	$0.38
Diluted Earnings Per Share	0.24	0.28	0.30	0.31	0.37
Book Value Per Share	13.30	12.94	12.47	12.25	12.05
Tangible Book Value Per Share (1)	13.20	12.84	12.37	12.15	11.95
Basic Weighted Average Shares Outstanding	27,691,401	27,870,430	27,943,409	27,886,425	27,726,894
Diluted Weighted Average Shares Outstanding	28,089,805	28,238,056	28,311,778	28,198,739	28,490,046
Shares Outstanding at Period End	27,589,827	27,748,965	28,015,505	27,973,995	27,845,244

Selected Performance Ratios
Return on Average Assets (2)	0.69%	0.77%	0.85%	0.88%	1.07%
Pre-Provision Net Revenue Return on Average Assets (1)(2)	0.95	0.96	1.01	1.16	1.49
Return on Average Shareholders' Equity (2)	7.35	8.43	9.23	9.69	11.70
Return on Average Tangible Common Equity (1)(2)	7.64	8.95	9.92	10.48	12.90
Average Shareholders' Equity to Average Assets	9.32	9.15	9.19	9.06	9.16
Net Interest Margin (3)	2.24	2.27	2.32	2.40	2.72
Core Net Interest Margin (1)(3)	2.18	2.21	2.24	2.31	2.62
Yield on Interest Earning Assets(3)	5.28	5.22	5.14	5.06	4.91
Yield on Total Loans, Gross(3)	5.38	5.33	5.26	5.19	5.06
Cost of Interest Bearing Liabilities	4.03	3.97	3.81	3.59	3.03
Cost of Total Deposits	3.32	3.19	2.99	2.66	2.01
Cost of Funds	3.34	3.23	3.10	2.91	2.41
Efficiency Ratio (1)	58.2	58.8	56.1	52.3	45.9
Noninterest Expense to Average Assets (2)	1.33	1.37	1.34	1.28	1.30

Balance Sheet
Total Assets	$4,723,109	$4,611,990	$4,557,070	$4,603,185	$4,602,899
Total Loans, Gross	3,784,205	3,724,282	3,722,271	3,736,211	3,684,360
Deposits	3,807,225	3,709,948	3,675,509	3,577,932	3,411,123
Total Shareholders' Equity	433,611	425,515	415,960	409,126	402,006
Loan to Deposit Ratio	99.4%	100.4%	101.3%	104.4%	108.0%
Core Deposits to Total Deposits (4)	69.3	68.7	70.3	70.3	72.4
Uninsured Deposits to Total Deposits	26.0	24.3	22.2	22.1	24.0

Capital Ratios (Consolidated) (6)
Tier 1 Leverage Ratio	9.66%	9.57%	9.62%	9.47%	9.41%
Common Equity Tier 1 Risk-based Capital Ratio	9.21	9.16	9.07	8.72	8.48
Tier 1 Risk-based Capital Ratio	10.83	10.79	10.69	10.33	10.08
Total Risk-based Capital Ratio	14.00	13.97	13.88	13.50	13.25
Tangible Common Equity to Tangible Assets (1)	7.72	7.73	7.61	7.39	7.23

	As of and for the Three Months Ended
	March 31,	December 31	September 30,	June 30,	March 31,
(dollars in thousands)	2024	2023	2023	2023	2023
Selected Asset Quality Data
Loans 30-89 Days Past Due	$—	$15,110	$11	$—	$21
Loans 30-89 Days Past Due to Total Loans	0.00%	0.41%	0.00%	0.00%	0.00%
Nonperforming Loans	$249	$919	$749	$662	$693
Nonperforming Loans to Total Loans	0.01%	0.02%	0.02%	0.02%	0.02%
Nonaccrual Loans to Total Loans	0.01	0.02	0.02	0.02	0.02
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.01	0.02	0.02	0.02	0.02
Foreclosed Assets	$20	$—	$—	$116	$116
Nonperforming Assets (5)	269	919	749	778	809
Nonperforming Assets to Total Assets (5)	0.01%	0.02%	0.02%	0.02%	0.02%
Allowance for Credit Losses on Loans to Total Loans	1.36	1.36	1.36	1.36	1.36
Allowance for Credit Losses on Loans to Nonaccrual Loans	20,621.29	5,494.45	6,753.67	7,658.76	7,236.36
Net Loan Charge-Offs to Average Loans (2)	0.00	0.01	0.01	0.00	0.00
Watchlist Risk Rating Loans	$21,624	$26,485	$26,877	$27,215	$27,574
Substandard Risk Rating Loans	33,829	33,858	35,621	33,821	36,258
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Annualized.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(4)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.
(5)	Nonperforming assets are defined as nonaccrual loans plus 90 days past due plus foreclosed assets.

Discussion and Analysis of Results of Operations

Net Income

Net income was $7.8 million for the first quarter of 2024, compared to net income of $11.6 million for the first quarter of 2023. Earnings per diluted common share for the first quarter of 2024 were $0.24, compared to $0.37 per diluted common share for the first quarter of 2023.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in the level of interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate. Management’s ability to respond to changes in interest rates by using effective asset-liability management techniques is critical to managing net interest margin and the Company’s primary source of earnings.

Average Balances and Yields

The following table presents, for the three months ended March 31, 2024 and 2023, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	March 31, 2024			March 31, 2023
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$75,089	$829	4.44%	$63,253	$447	2.86%
Investment Securities:
Taxable Investment Securities	638,509	7,600	4.79	574,242	5,958	4.21
Tax-Exempt Investment Securities (1)	31,745	400	5.07	29,803	330	4.49
Total Investment Securities	670,254	8,000	4.80	604,045	6,288	4.22
Loans (1)(2)	3,729,355	49,858	5.38	3,630,446	45,265	5.06
Federal Home Loan Bank Stock	18,058	343	7.64	25,962	372	5.81
Total Interest Earning Assets	4,492,756	59,030	5.28%	4,323,706	52,372	4.91%
Noninterest Earning Assets	100,082			81,528
Total Assets	$4,592,838			$4,405,234
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$732,186	$7,693	4.23%	$461,372	$2,780	2.44%
Savings and Money Market Deposits	896,844	8,781	3.94	1,044,794	6,499	2.52
Time Deposits	317,595	3,167	4.01	248,174	1,069	1.75
Brokered Deposits	1,014,197	10,549	4.18	743,465	6,026	3.29
Total Interest Bearing Deposits	2,960,822	30,190	4.10	2,497,805	16,374	2.66
Federal Funds Purchased	21,824	304	5.60	415,111	4,944	4.83
Notes Payable	13,750	295	8.64	13,750	263	7.77
FHLB Advances	318,648	2,258	2.85	128,222	861	2.72
Subordinated Debentures	79,328	991	5.02	78,945	983	5.05
Total Interest Bearing Liabilities	3,394,372	34,038	4.03%	3,133,833	23,425	3.03%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	701,175			813,598
Other Noninterest Bearing Liabilities	69,043			54,270
Total Noninterest Bearing Liabilities	770,218			867,868
Shareholders' Equity	428,248			403,533
Total Liabilities and Shareholders' Equity	$4,592,838			$4,405,234
Net Interest Income / Interest Rate Spread		24,992	1.25%		28,947	1.88%
Net Interest Margin (3)			2.24%			2.72%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(361)			(380)
Net Interest Income		$24,631			$28,567
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following table presents the changes in the volume and rate of interest bearing assets and liabilities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31, 2024
	Compared with
	Three Months Ended March 31, 2023
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$134	$248	$382
Investment Securities:
Taxable Investment Securities	814	828	1,642
Tax-Exempt Investment Securities	27	43	70
Total Securities	841	871	1,712
Loans	1,705	2,888	4,593
Federal Home Loan Bank Stock	(147)	118	(29)
Total Interest Earning Assets	$2,533	$4,125	$6,658

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$2,868	$2,045	$4,913
Savings and Money Market Deposits	(1,394)	3,676	2,282
Time Deposits	701	1,397	2,098
Brokered Deposits	2,867	1,656	4,523
Total Deposits	5,042	8,774	13,816
Federal Funds Purchased	(5,438)	798	(4,640)
Notes Payable	2	30	32
FHLB Advances	1,357	40	1,397
Subordinated Debentures	14	(6)	8
Total Interest Bearing Liabilities	977	9,636	10,613
Net Interest Income	$1,556	$(5,511)	$(3,955)

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Net interest income was $24.6 million for the first quarter of 2024, a decrease of $3.9 million compared to $28.6 million for the first quarter of 2023. The decrease in net interest income was primarily due to higher rates paid on deposits and growth in the rising interest rate environment, which outpaced the repricing of the loan and securities portfolios.

Net interest margin (on a fully tax-equivalent basis) for the first quarter of 2024 was 2.24%, a 48 basis point decline from 2.72% in the first quarter of 2023. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees, was 2.18% for the first quarter of 2024, a 44 basis point decline from 2.62% in the first quarter of 2023. The decline in the margin was primarily due to higher funding costs, offset partially by higher earning asset yields.

Average interest earning assets were $4.49 million for the first quarter of 2024, an increase of $169.0 million, or 3.9%, compared to $4.32 billion for the first quarter of 2023. This increase in average interest earning assets was primarily due to growth in the loan portfolio and purchases of investment securities. Average interest bearing liabilities were $3.39 billion for the first quarter of 2024, an increase of $260.5 million, or 8.3%, compared to $3.13 billion for the first quarter of 2023. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing transaction deposits, time deposits, brokered deposits and FHLB advances, offset partially by a decrease in federal funds purchased.

Average interest earning assets produced a tax-equivalent yield of 5.28% for the first quarter of 2024, compared to 4.91% for the first quarter of 2023. The increase in the yield on interest earning assets was primarily due to growth and repricing of the loan and securities portfolios in the rising interest rate environment. The average rate paid on interest bearing liabilities was 4.03% for the first quarter of 2024, compared to 3.03% for the first quarter of 2023. The increase was primarily due to deposit repricing, which resulted from a rapid increase in market interest rates.

Interest Income. Total interest income, on a tax-equivalent basis, was $59.0 million for the first quarter of 2024, compared to $52.4 million for the first quarter of 2023. The $6.7 million increase in total interest income on a tax-equivalent basis was primarily due to growth in the loan portfolio, purchases of investment securities and higher earning asset yields in the rising interest rate environment.

Interest income on the investment securities portfolio, on a tax-equivalent basis, increased $1.7 million for the first quarter of 2024, compared to the first quarter of 2023, primarily due to a $66.2 million, or 11.0%, increase in average balances between the two periods and higher rates earned on securities.

Interest income on loans, on a tax-equivalent basis, was $49.9 million for the first quarter of 2024, compared to $45.3 million for the first quarter of 2023. The $4.6 million increase was primarily due to growth and repricing of the loan portfolio in the rising interest rate environment.

Loan interest income and loan fees remain the primary contributing factors to the changes in the yield on interest earning assets. The aggregate loan yield increased to 5.38% in the first quarter of 2024, which was 32 basis points higher than 5.06% in the first quarter of 2023. Despite the overall decrease in fee recognition, the core loan yield continues to rise as new loan originations and the existing portfolio reprice in the higher rate environment.

The following table presents a summary of interest and fees recognized on loans for the periods indicated:

	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Interest	5.31%	5.25%	5.16%	5.09%	4.95%
Fees	0.07	0.08	0.10	0.10	0.11
Yield on Loans	5.38%	5.33%	5.26%	5.19%	5.06%

Interest Expense. Interest expense on interest bearing liabilities was $34.0 million for the first quarter of 2024, an increase of $10.6 million, from $23.4 million for the first quarter of 2023. The increase was primarily due to growth and upward repricing of the deposit and FHLB advances portfolios in the higher interest rate environment.

Interest expense on deposits was $30.2 million for the first quarter of 2024, an increase of $13.8 million, from $16.4 million for the first quarter of 2023. The increase in interest expense on deposits was primarily due to upward repricing of the deposit portfolio in the higher interest rate environment and the average balance of interest bearing deposits increasing by $463.0 million, or 18.5%. The cost of total deposits was 3.32% in the first quarter of 2024, a 131 basis point increase, compared to 2.01% in the first quarter of 2023. The increase was primarily due to the upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings was $3.8 million for the first quarter of 2024, a decrease of $3.2 million, compared to $7.1 million for the first quarter of 2023. The decrease was primarily due to a decreased utilization of federal funds purchased in the higher interest rate environment, offset partially by increased utilization of FHLB advances.

Provision for Credit Losses

The provision for credit losses on loans was $850,000 for the first quarter of 2024, compared to $1.5 million for the first quarter of 2023. The provision for credit losses on loans recorded in the first quarter of 2024 was primarily attributable to the increased growth of the loan portfolio. The allowance for credit losses on loans to total loans was 1.36% at both March 31, 2024 and March 31, 2023.

The following table presents a summary of the activity in the allowance for credit losses on loans for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Balance at Beginning of Period	$50,494	$47,996
Impact of Adopting CECL	—	650
Provision for Credit Losses	850	1,500
Charge-offs	(2)	(4)
Recoveries	5	6
Balance at End of Period	$51,347	$50,148

The provision for credit losses for off-balance sheet credit exposures was a negative provision of $100,000 for the first quarter of 2024, compared to a negative provision of $875,000 for the first quarter of 2023. The negative provision for both periods was due to a reduction in outstanding unfunded commitments primarily attributable to the migration to funded loans, as well as a moderation of volume of newly originated projects with unfunded commitments. The allowance for credit losses on off-balance sheet credit exposures was $2.9 million as of March 31, 2024, compared to $3.0 million as of December 31, 2023.

The following table presents a summary of the activity in the provision for credit losses for the periods indicated:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2024	2023	(Decrease)
Provision for Credit Losses on Loans	$850	$1,500	$(650)
Provision for (Recovery of) Credit Losses for Off-Balance Sheet Credit Exposures	(100)	(875)	775
Provision for Credit Losses	$750	$625	$125

Noninterest Income

Noninterest income was $1.6 million for the first quarter of 2024, a decrease of $393,000 from $1.9 million for the first quarter of 2023. The decrease was primarily due to lower letter of credit fees and $299,000 of FHLB prepayment income recognized in the previous year which did not reoccur, offset partially by a net gain on sale of securities.

The following table presents the major components of noninterest income for the periods indicated:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2024	2023	(Decrease)
Noninterest Income:
Customer Service Fees	$342	$349	$(7)
Net Gain (Loss) on Sales of Securities	93	(56)	149
Letter of Credit Fees	316	634	(318)
Debit Card Interchange Fees	141	138	3
Bank-Owned Life Insurance	301	234	67
FHLB Prepayment Income	—	299	(299)
Other Income	357	345	12
Totals	$1,550	$1,943	$(393)

Noninterest Expense

Noninterest expense was $15.2 million for the first quarter of 2024, an increase of $1.1 million from $14.1 million for the first quarter of 2023. The increase was primarily attributable to increases in salaries and employee benefits, industry-wide increases in the FDIC insurance assessment, higher professional and consulting fees, derivative collateral fees and information technology and telecommunications, offset partially by decreases in occupancy and equipment.

The Company had 255 full-time equivalent employees at the end of the first quarter of 2024 compared to 246 employees at the end of the first quarter of 2023.

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

The efficiency ratio was 58.2% for the first quarter of 2024, compared to 45.9% for the first quarter of 2023. The efficiencies of the Company's "branch-light" model have positioned the Company well to continue navigating a challenging environment for a more spread-based revenue model.

The following table presents the major components of noninterest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2024	2023	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$9,433	$8,815	$618
Occupancy and Equipment	1,057	1,209	(152)
FDIC Insurance Assessment	875	665	210
Data Processing	412	357	55
Professional and Consulting Fees	889	755	134
Derivative Collateral Fees	486	380	106
Information Technology and Telecommunications	796	683	113
Marketing and Advertising	322	262	60
Intangible Asset Amortization	9	48	(39)
Other Expense	910	895	15
Totals	$15,189	$14,069	$1,120

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

Income tax expense was $2.4 million for the first quarter of 2024, compared to $4.1 million for the first quarter of 2023. The effective combined federal and state income tax rate for the first quarter of 2024 was 23.5%, compared to 26.4% for the first quarter of 2023. The decrease in the effective tax rate was primarily due to the timing and delivery of tax credits.

Financial Condition

Assets

Total assets at March 31, 2024 were $4.72 billion, an increase of $111.1 million, or 2.4%, over total assets of $4.61 billion at December 31, 2023, and an increase of $120.2 million, or 2.6%, over total assets of $4.60 billion at March 31, 2023. The growth in both periods was primarily due to organic loan growth and purchases of investment securities.

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

Securities available for sale were $633.3 million at March 31, 2024, compared to $604.1 million at December 31, 2023, an increase of $29.2 million or 4.8%. At March 31, 2024, U.S. government agency mortgage-backed securities represented 22.0% of the portfolio, municipal securities represented 20.9% of the portfolio, corporate securities represented 21.0% of the portfolio, SBA securities represented 2.7% of the portfolio, other mortgage-backed securities represented 16.5% of the portfolio, and asset-backed securities represented 16.9% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
SBA Securities	$16,864	$17,025	$18,497	$18,674
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	45,065	44,825	45,256	44,188
Issued by FNMA and FHLMC	23,937	21,004	24,319	21,687
Other Residential Mortgage-Backed Securities	73,487	63,615	74,832	65,617
Commercial Mortgage-Backed Securities	10,688	10,113	10,811	10,292
All Other Commercial MBS	106,902	104,659	94,237	93,531
Total MBS	260,079	244,216	249,455	235,315
Municipal Securities	151,221	132,091	151,512	132,524
Corporate Securities	142,851	132,952	142,098	130,605
Asset-Backed Securities	106,637	106,998	87,054	86,986
Total	$677,652	$633,282	$648,616	$604,104

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

Total gross loans at March 31, 2024 were $3.78 billion, an increase of $59.9 million, or 1.6%, over total gross loans of $3.72 billion at December 31, 2023, and an increase of $99.8 million, or 2.7%, over total gross loans of $3.68 billion at March 31, 2023. The increase in the loan portfolio during the first quarter of 2024 was primarily due to increased loan demand and originations as well as a moderation in loan payoffs. Gross loans grew on an annualized basis of 6.5% during the first quarter of 2024. The pace of loan growth has moderated, when compared to historical levels, due to active balance sheet management to align loan growth with the funding outlook and ultimately the impact of the higher interest rate environment on the number of prospective deals that meet underwriting standards.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	March 31, 2024		December 31, 2023		September 30, 2023		June 30, 2023		March 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$483,069	12.8%	$464,061	12.4%	$459,854	12.3%	$460,061	12.3%	$455,156	12.3%
Construction and Land Development	200,970	5.3	232,804	6.3	294,818	7.9	351,069	9.4	312,277	8.5
1-4 Family Construction	65,606	1.7	65,087	1.8	64,463	1.7	69,648	1.8	85,797	2.3
Real Estate Mortgage:
1-4 Family Mortgage	417,773	11.0	402,396	10.8	404,716	10.9	400,708	10.7	380,210	10.3
Multifamily	1,389,345	36.7	1,388,541	37.3	1,378,669	37.0	1,314,524	35.2	1,320,081	35.8
CRE Owner Occupied	182,589	4.8	175,783	4.7	159,485	4.3	159,088	4.3	158,650	4.3
CRE Nonowner Occupied	1,035,702	27.4	987,306	26.5	951,263	25.6	971,532	26.0	962,671	26.2
Total Real Estate Mortgage Loans	3,025,409	79.9	2,954,026	79.3	2,894,133	77.8	2,845,852	76.2	2,821,612	76.6
Consumer and Other	9,151	0.3	8,304	0.2	9,003	0.3	9,581	0.3	9,518	0.3
Total Loans, Gross	3,784,205	100.0%	3,724,282	100.0%	3,722,271	100.0%	3,736,211	100.0%	3,684,360	100.0%
Allowance for Credit Losses	(51,347)		(50,494)		(50,585)		(50,701)		(50,148)
Net Deferred Loan Fees	(6,356)		(6,573)		(7,222)		(7,718)		(8,735)
Total Loans, Net	$3,726,502		$3,667,215		$3,664,464		$3,677,792		$3,625,477

The Company primarily focuses on real estate mortgage lending, which constituted 79.9% of the portfolio as of March 31, 2024. The composition of the portfolio has remained relatively consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of March 31, 2024, investor CRE loans totaled $2.69 billion, consisting of $1.04 billion of loans secured by nonowner occupied CRE, $1.39 billion of loans secured by multifamily residential properties, $65.6 million of 1-4 family construction loans and $201.0 million of construction and land development loans. Investor CRE loans represented 71.1% of the total gross loan portfolio and 476.0% of the Bank’s total risk-based capital at March 31, 2024, compared to 71.8% and 482.4%, respectively, at December 31, 2023.

The following table provides a breakdown of CRE nonowner occupied loans by collateral types as of March 31, 2024:

		Percent of	Percent of
		CRE Nonowner	Total Loan
(dollars in thousands)	Balance	Occupied Portfolio	Portfolio
Collateral Type:
Industrial	$263,269	25.4%	7.0%
Office	199,656	19.3	5.3
Retail	147,669	14.3	3.9
Nursing/Assisted Living	143,748	13.9	3.8
Mini Storage Facility	101,473	9.8	2.7
Medical Office	80,779	7.8	2.1
Other	99,108	9.5	2.6
Total CRE Nonowner Occupied	$1,035,702	100.0%	27.4%

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$192,788	$190,706	$95,875	$3,700
Construction and Land Development	74,580	94,660	31,730	—
1-4 Family Construction	46,898	9,463	9,245	—
Real Estate Mortgage:
1-4 Family Mortgage	57,260	280,317	79,554	642
Multifamily	219,491	533,350	549,203	87,301
CRE Owner Occupied	6,959	92,602	83,028	—
CRE Nonowner Occupied	232,918	533,134	269,650	—
Total Real Estate Mortgage Loans	516,628	1,439,403	981,435	87,943
Consumer and Other	5,086	3,857	—	208
Total Loans, Gross	$835,980	$1,738,089	$1,118,285	$91,851
Interest Rate Sensitivity:
Fixed Interest Rates	$515,299	$1,451,798	$615,691	$26,287
Floating or Adjustable Rates	320,681	286,291	502,594	65,564
Total Loans, Gross	$835,980	$1,738,089	$1,118,285	$91,851

	As of December 31, 2023
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$157,047	$206,460	$96,826	$3,728
Construction and Land Development	99,183	93,013	40,608	—
1-4 Family Construction	46,601	9,476	9,010	—
Real Estate Mortgage:
1-4 Family Mortgage	59,962	262,468	79,320	646
Multifamily	242,291	482,380	576,348	87,522
CRE Owner Occupied	8,271	83,280	84,232	—
CRE Nonowner Occupied	204,297	503,196	279,813	—
Total Real Estate Mortgage Loans	514,821	1,331,324	1,019,713	88,168
Consumer and Other	2,568	5,533	—	203
Total Loans, Gross	$820,220	$1,645,806	$1,166,157	$92,099
Interest Rate Sensitivity:
Fixed Interest Rates	$502,454	$1,414,656	$673,563	$26,172
Floating or Adjustable Rates	317,766	231,150	492,594	65,927
Total Loans, Gross	$820,220	$1,645,806	$1,166,157	$92,099

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

The following table presents information on loan classifications at March 31, 2024. The Company had no assets classified as doubtful or loss at March 31, 2024.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$519	$15,124	$15,643
Construction and Land Development	—	74	74
Real Estate Mortgage:
1-4 Family Mortgage	—	655	655
Multifamily	2,904	—	2,904
CRE Owner Occupied	—	996	996
CRE Nonowner Occupied	18,201	16,980	35,181
Total Real Estate Mortgage Loans	21,105	18,631	39,736
Totals	$21,624	$33,829	$55,453

Loans that have potential weaknesses that warranted a watchlist risk rating at March 31, 2024, totaled $21.6 million, compared to $26.5 million at December 31, 2023. Loans that warranted a substandard risk rating at March 31, 2024 totaled $33.8 million, compared to $35.9 million at December 31, 2023. Management continues to actively work with these borrowers and closely monitor substandard credits.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonaccrual loans totaled $249,000 at March 31, 2024 and $919,000 at December 31, 2023, a decrease of $670,000. There were no loans 90 days past due and still accruing as of March 31, 2024 or December 31, 2023. There were foreclosed assets of $20,000 and -$0- as of March 31, 2024 and December 31, 2023, respectively.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Total Nonaccrual Loans	$249	$919
Total Nonperforming Loans	$249	$919
Plus: Foreclosed Assets	20	—
Total Nonperforming Assets (1)	$269	$919
Nonaccrual Loans to Total Loans	0.01%	0.02%
Nonperforming Loans to Total Loans	0.01	0.02
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.01	0.02
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for credit losses on loans is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans during the three months ended March 31, 2024 and 2023 was $13,000 and $16,000, respectively.

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

At March 31, 2024, the allowance for credit losses on loans was $51.3 million, an increase of $853,000 from $50.5 million at December 31, 2023. Net charge-offs (recoveries) totaled ($3,000) during the first quarter of 2024 and ($2,000) during the first quarter of 2023. The allowance for credit losses on loans as a percentage of total loans was 1.36% at both March 31, 2024 and December 31, 2023.

The following table presents a summary of net charge-offs for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023
Net Charge-offs (Recoveries)
Commercial	$(3)	$(3)
Real Estate Mortgage:
1-4 Family Mortgage	(1)	(1)
Total Real Estate Mortgage Loans	(1)	(1)
Consumer and Other	1	2
Total Net Charge-offs (Recoveries)	$(3)	$(2)
Net Charge-offs to Average Loans
Commercial	0.00%	0.00%
Real Estate Mortgage:
1-4 Family Mortgage	0.00	0.00
Total Real Estate Mortgage Loans	0.00	0.00
Consumer and Other	0.04	0.09
Total Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.00%	0.00%
Gross Loans, End of Period	$3,784,205	$3,684,360
Average Loans	3,729,355	3,630,446
Allowance for Credit Losses to Total Gross Loans	1.36%	1.36%

The following table presents a summary of the allocation of the allowance for credit losses on loans by loan portfolio segment as of the dates indicated:

	March 31,		December 31,
	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$5,607	10.9%	$5,398	10.7%
Construction and Land Development	1,828	3.6	2,156	4.3
1-4 Family Construction	577	1.1	558	1.1
Real Estate Mortgage:
1 - 4 Family Mortgage	2,754	5.4	2,651	5.3
Multifamily	22,230	43.3	22,217	44.0
CRE Owner Occupied	1,235	2.4	1,184	2.3
CRE Nonowner Occupied	17,005	33.1	16,225	32.1
Total Real Estate Mortgage Loans	43,224	84.2	42,277	83.7
Consumer and Other	111	0.2	105	0.2
Total Allowance for Credit Losses	$51,347	100.0%	$50,494	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	March 31, 2024		December 31, 2023		September 30, 2023		June 30, 2023		March 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$698,432	18.3%	$756,964	20.4%	$754,297	20.5%	$751,217	21.0%	$742,198	21.8%
Interest Bearing Transaction Deposits	783,736	20.6	692,801	18.7	780,863	21.3	719,488	20.1	630,037	18.4
Savings and Money Market Deposits	979,773	25.7	935,091	25.2	872,534	23.7	860,613	24.1	913,013	26.8
Time Deposits	352,510	9.3	300,651	8.1	265,737	7.2	271,783	7.6	266,213	7.8
Brokered Deposits	992,774	26.1	1,024,441	27.6	1,002,078	27.3	974,831	27.2	859,662	25.2
Total Deposits	$3,807,225	100.0%	$3,709,948	100.0%	$3,675,509	100.0%	$3,577,932	100.0%	$3,411,123	100.0%

Total deposits at March 31, 2024 were $3.81 billion, an increase of $97.3 million, or 2.6%, compared to total deposits of $3.71 billion at December 31, 2023, and an increase of $396.1 million, or 11.6%, over total deposits of $3.41 billion at March 31, 2023. Deposits increased in the first quarter of 2024 primarily due to inflows of core deposits, defined as deposits excluding brokered deposits and time deposits greater than $250,000. Core deposits increased $90.3 million, or 14.3% annualized, from the fourth quarter of 2023. Growth in core deposits was primarily due to increased balances of existing clients and new client acquisitions. Based on the nature of these inflows, management believes core deposits could fluctuate in future periods as deposit growth is not always linear.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. At March 31, 2024, total brokered deposits were $992.8 million, a decrease of $31.7 million, compared to total brokered deposits of $1.02 billion at December 31, 2023. Brokered deposits, which declined for the first time since the fourth quarter of 2021, continue to be used as a supplemental funding source, as needed, to support loan portfolio growth.

The following table presents the average balance and average rate paid on each of the following deposit categories as of and for the three months ended March 31, 2024 and 2023:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$701,175	—%	$813,598	—%
Interest Bearing Transaction Deposits	732,186	4.23	461,372	2.44
Savings and Money Market Deposits	896,844	3.94	1,044,794	2.52
Time Deposits < $250,000	169,622	3.40	179,168	1.61
Time Deposits > $250,000	147,973	4.71	69,006	2.10
Brokered Deposits	1,014,197	4.18	743,465	3.29
Total Deposits	$3,661,997	3.32%	$3,311,403	2.01%

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $989.1 million, or 26.0% of total deposits, at March 31, 2024 and $900.0 million, or 24.3% of total deposits, at December 31, 2023. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Other Borrowings

At March 31, 2024, the Company had outstanding of FHLB advances of $317.0 million, compared to $319.5 million at December 31, 2023. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $446.8 million and $498.7 million at March 31, 2024 and December 31, 2023, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. The maximum principal amount of the revolving line of credit is $40.0 million and matures on September 1, 2024. As of March 31, 2024 and December 31, 2023, the Company had $13.8 million of outstanding balances under the revolving line of credit.

Additionally, the Company has borrowing capacity from other sources. As of March 31, 2024, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $1.01 billion and $979.4 million at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had no outstanding advances from the discount window.

Subordinated Debentures

As of March 31, 2024 and December 31, 2023, the Company had subordinated debentures, net of issuance costs, of $79.4 million and $79.3 million, respectively.

For additional information, see “Note 8 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at March 31, 2024:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$2,617,482	$—	$—	$—	$2,617,482
Time Deposits	389,466	585,335	170,236	44,706	1,189,743
Notes Payable	13,750	—	—	—	13,750
FHLB Advances	243,000	34,000	40,000	—	317,000
Subordinated Debentures	—	—	—	80,000	80,000
Commitment to Fund Tax Credit Investments	9,932	—	—	—	9,932
Operating Lease Obligations	590	807	474	21	1,892
Totals	$3,274,220	$620,142	$210,710	$124,727	$4,229,799

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

Capital

Total shareholders’ equity at March 31, 2024 was $433.6 million, an increase of $8.1 million, or 1.9%, compared to total shareholders’ equity of $425.5 million at December 31, 2023. The increase was primarily due to net income retained and an increase in unrealized gains in the derivatives portfolio, offset partially by preferred stock dividends and stock repurchases.

Tangible book value per share, a non-GAAP financial measure, was $13.20 as of March 31, 2024, an increase of 2.9% from $12.84 as of December 31, 2023. Tangible common equity as a percentage of tangible assets, a non-GAAP financial measure, was 7.72% at March 31, 2024, compared to 7.73% at December 31, 2023.

Stock Repurchase Program. During the three months ended March 31, 2024, the Company repurchased 193,802 shares of its common stock, representing less than 1% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $11.75 for a total of $2.3 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of March 31, 2024. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios were as of the dates indicated:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Company (Consolidated):
Total Risk-based Capital	$577,485	14.00%	$329,909	8.00%	$433,006	10.50%	N/A	N/A
Tier 1 Risk-based Capital	446,521	10.83	247,432	6.00	350,529	8.50	N/A	N/A
Common Equity Tier 1 Capital	380,007	9.21	185,574	4.50	288,671	7.00	N/A	N/A
Tier 1 Leverage Ratio	446,521	9.66	184,949	4.00	184,949	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$565,440	13.73%	$329,510	8.00%	$432,482	10.50%	$411,887	10.00%
Tier 1 Risk-based Capital	513,920	12.48	247,132	6.00	350,104	8.50	329,510	8.00
Common Equity Tier 1 Capital	513,920	12.48	185,349	4.50	288,321	7.00	267,727	6.50
Tier 1 Leverage Ratio	513,920	11.12	184,797	4.00	184,797	4.00	230,996	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Company (Consolidated):
Total Risk-based Capital	$570,770	13.97%	$326,872	8.00%	$429,019	10.50%	N/A	N/A
Tier 1 Risk-based Capital	440,947	10.79	245,154	6.00	347,301	8.50	N/A	N/A
Common Equity Tier 1 Capital	374,433	9.16	183,865	4.50	286,013	7.00	N/A	N/A
Tier 1 Leverage Ratio	440,947	9.57	184,383	4.00	184,383	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$554,269	13.58%	$326,528	8.00%	$428,568	10.50%	$408,160	10.00%
Tier 1 Risk-based Capital	503,787	12.34	244,896	6.00	346,936	8.50	326,528	8.00
Common Equity Tier 1 Capital	503,787	12.34	183,672	4.50	285,712	7.00	265,304	6.50
Tier 1 Leverage Ratio	503,787	10.95	184,037	4.00	184,037	4.00	230,047	5.00

Regulations include a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At March 31, 2024, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represented credit risk as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$147,951	$359,753	$164,880	$381,752
Letters of Credit	7,468	92,339	6,780	96,509
Totals	$155,419	$452,092	$171,660	$478,261

The Company had outstanding letters of credit with the FHLB in the amount of $164.9 million and $114.4 million at March 31, 2024 and December 31, 2023, respectively, on behalf of customers and to secure public deposits.

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

In addition, the Bank is a member of the American Financial Exchange, or AFX, through which it may either borrow or lend funds on an overnight or short-term basis with a group of approved commercial banks. The availability of funds changes daily. As of March 31, 2024 and December 31, 2023, the Company had no borrowings outstanding through the AFX.

Total on- and off-balance sheet liquidity was $2.25 billion as of March 31, 2024, compared to $2.23 billion at December 31, 2023. The Company did not utilize the Federal Reserve Discount Window during the three months ended March 31, 2024.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	March 31, 2024	December 31, 2023
(dollars in thousands)
Cash and Cash Equivalents	$105,784	$96,594
Securities Available for Sale	633,282	604,104
Less: Pledged Securities	(169,479)	(170,727)
Total Primary Liquidity	$569,587	$529,971
Ratio of Primary Liquidity to Total Deposits	15.0%	14.3%

Secondary Liquidity—Off-Balance Sheet
Net Secured Borrowing Capacity with the FHLB	$446,801	$498,736
Net Secured Borrowing Capacity with the Federal Reserve Bank	1,006,010	979,448
Unsecured Borrowing Capacity with Correspondent Lenders	200,000	200,000
Secured Borrowing Capacity with Correspondent Lender	26,250	26,250
Total Secondary Liquidity	1,679,061	1,704,434
Total Primary and Secondary Liquidity	$2,248,648	$2,234,405
Ratio of Primary and Secondary Liquidity to Total Deposits	59.1%	60.2%

During the three months ended March 31, 2024, primary liquidity increased by $39.6 million due a $9.2 million increase in cash and cash equivalents, a $29.2 million increase in securities available for sale and a $1.2 million decrease in pledged securities, when compared to December 31, 2023. Secondary liquidity decreased by $25.4 million as of March 31, 2024, when compared to December 31, 2023, due to a $51.9 million decrease in the borrowing capacity with the FHLB, offset partially by a $26.6 million increase in the borrowing capacity with the Federal Reserve Bank.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At March 31, 2024, core deposits totaled approximately $2.64 billion and represented 69.3% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At March 31, 2024, brokered deposits totaled $992.8 million, consisting of $837.2 million of brokered time deposits and $155.5 million of non-maturity brokered money market and transaction accounts. At December 31, 2023, brokered deposits totaled $1.02 billion, consisting of $850.5 million of brokered time deposits and $174.0 million of non-maturity brokered money market and transaction accounts.

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

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2024	2023	2023	2023	2023

Pre-Provision Net Revenue
Noninterest Income	$1,550	$1,409	$1,726	$1,415	$1,943
Less: (Gain) Loss on Sales of Securities	(93)	27	—	(50)	56
Less: FHLB Advance Prepayment Income	—	—	(493)	—	(299)
Total Operating Noninterest Income	1,457	1,436	1,233	1,365	1,700
Plus: Net Interest Income	24,631	25,314	25,421	25,872	28,567
Net Operating Revenue	$26,088	$26,750	$26,654	$27,237	$30,267

Noninterest Expense	$15,189	$15,740	$15,237	$14,274	$14,069
Total Operating Noninterest Expense	$15,189	$15,740	$15,237	$14,274	$14,069

Pre-Provision Net Revenue	$10,899	$11,010	$11,417	$12,963	$16,198

Plus:
Non-Operating Revenue Adjustments	93	(27)	493	50	243
Less:
Provision for (Recovery of) Credit Losses	750	(250)	(600)	50	625
Provision for Income Taxes	2,411	2,360	2,881	3,147	4,174
Net Income	$7,831	$8,873	$9,629	$9,816	$11,642

Average Assets	$4,592,838	$4,567,446	$4,504,937	$4,483,662	$4,405,234
Pre-Provision Net Revenue Return on Average Assets	0.95%	0.96%	1.01%	1.16%	1.49%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2024	2023	2023	2023	2023

Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$24,992	$25,683	$25,822	$26,280	$28,947
Less: Loan Fees	(608)	(751)	(914)	(941)	(998)
Core Net Interest Income	$24,384	$24,932	$24,908	$25,339	$27,949

Average Interest Earning Assets	$4,492,756	$4,480,428	$4,416,424	$4,395,050	$4,323,706
Core Net Interest Margin	2.18%	2.21%	2.24%	2.31%	2.62%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2024	2023	2023	2023	2023

Efficiency Ratio
Noninterest Expense	$15,189	$15,740	$15,237	$14,274	$14,069
Less: Amortization of Intangible Assets	(9)	(9)	(9)	(34)	(48)
Adjusted Noninterest Expense	$15,180	$15,731	$15,228	$14,240	$14,021

Net Interest Income	$24,631	$25,314	$25,421	$25,872	$28,567
Noninterest Income	1,550	1,409	1,726	1,415	1,943
Less: Gain (Loss) on Sales of Securities	(93)	27	—	(50)	56
Adjusted Operating Revenue	$26,088	$26,750	$27,147	$27,237	$30,566
Efficiency Ratio	58.2%	58.8%	56.1%	52.3%	45.9%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2024	2023	2023	2023	2023

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$433,611	$425,515	$415,960	$409,126	$402,006
Less: Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Total Common Shareholders' Equity	367,097	359,001	349,446	342,612	335,492
Less: Intangible Assets	(2,806)	(2,814)	(2,823)	(2,832)	(2,866)
Tangible Common Equity	$364,291	$356,187	$346,623	$339,780	$332,626

Total Assets	$4,723,109	$4,611,990	$4,557,070	$4,603,185	$4,602,899
Less: Intangible Assets	(2,806)	(2,814)	(2,823)	(2,832)	(2,866)
Tangible Assets	$4,720,303	$4,609,176	$4,554,247	$4,600,353	$4,600,033
Tangible Common Equity/Tangible Assets	7.72%	7.73%	7.61%	7.39%	7.23%

Tangible Book Value Per Share
Book Value Per Common Share	$13.30	$12.94	$12.47	$12.25	$12.05
Less: Effects of Intangible Assets	(0.10)	(0.10)	(0.10)	(0.10)	(0.10)
Tangible Book Value Per Common Share	$13.20	$12.84	$12.37	$12.15	$11.95

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$6,818	$7,859	$8,616	$8,802	$10,629

Average Shareholders' Equity	$428,248	$417,789	$414,047	$406,347	$403,533
Less: Average Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Average Common Equity	361,734	351,275	347,533	339,833	337,019
Less: Effects of Average Intangible Assets	(2,811)	(2,819)	(2,828)	(2,846)	(2,894)
Average Tangible Common Equity	$358,923	$348,456	$344,705	$336,987	$334,125
Return on Average Tangible Common Equity	7.64%	8.95%	9.92%	10.48%	12.90%

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At both March 31, 2024 and December 31, 2023, these cash flow hedges had a total notional amount of $308.0 million. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2024 and December 31, 2023 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, and 300 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 400 basis points does not provide us with meaningful results and thus is not presented.

(dollars in thousands)	March 31, 2024		December 31, 2023
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$118,158	(1.74)%	$118,597	(2.39)%
+300	118,278	(1.64)	118,983	(2.08)
+200	118,417	(1.52)	119,395	(1.74)
+100	118,866	(1.15)	119,916	(1.31)
0	120,244	—	121,504	—
−100	122,798	2.12	125,138	2.99
−200	125,228	4.14	128,643	5.87
−300	128,022	6.47	132,269	8.86

The table above indicates that as of March 31, 2024, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience an 1.74% decrease in net interest income. In the event of an immediate 300 basis point decrease in interest rates, the Company would experience a 6.47% increase in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2024, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1.A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the first quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2024	225	$12.62	—	$20,458,801
February 1 - 29, 2024	63,286	11.75	57,893	19,779,536
March 1 - 31, 2024	136,444	11.76	135,909	18,181,490
Total	199,955	$11.76	193,802	$18,181,490
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.

(2)	On August 17, 2022, the Company’s board of directors approved a stock repurchase program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. The stock repurchase program will expire on August 16, 2024. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended March 31, 2024 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: May 2, 2024	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	President and Chief Financial Officer (Principal Financial Officer)