Form 10-Q
period 2024-06-30
Bridgewater Bancshares Inc
filed 2024-08-01
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the Common Stock outstanding as of July 30, 2024 was 27,349,971.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$134,093	$128,562
Securities Available for Sale, at Fair Value	601,057	604,104
Loans, Net of Allowance for Credit Losses of $51,949 at June 30, 2024 (unaudited) and $50,494 at December 31, 2023	3,742,222	3,667,215
Federal Home Loan Bank (FHLB) Stock, at Cost	15,844	17,097
Premises and Equipment, Net	47,902	48,886
Accrued Interest	16,944	16,697
Goodwill	2,626	2,626
Other Intangible Assets, Net	171	188
Bank-Owned Life Insurance	35,090	34,477
Other Assets	91,086	92,138
Total Assets	$4,687,035	$4,611,990

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$705,175	$756,964
Interest Bearing	3,102,537	2,952,984
Total Deposits	3,807,712	3,709,948
Notes Payable	13,750	13,750
FHLB Advances	287,000	319,500
Subordinated Debentures, Net of Issuance Costs	79,479	79,288
Accrued Interest Payable	3,999	5,282
Other Liabilities	55,854	58,707
Total Liabilities	4,247,794	4,186,475

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at June 30, 2024 (unaudited) and December 31, 2023	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,348,049 at June 30, 2024 (unaudited) and 27,748,965 at December 31, 2023	273	277
Additional Paid-In Capital	93,205	96,320
Retained Earnings	294,569	280,650
Accumulated Other Comprehensive Loss	(15,320)	(18,246)
Total Shareholders' Equity	439,241	425,515
Total Liabilities and Equity	$4,687,035	$4,611,990

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans, Including Fees	$51,385	$47,721	$100,966	$92,676
Investment Securities	8,177	6,237	16,093	12,455
Other	1,316	1,043	2,488	1,862
Total Interest Income	60,878	55,001	119,547	106,993

INTEREST EXPENSE
Deposits	31,618	22,998	61,808	39,372
Federal Funds Purchased	853	2,761	1,157	7,705
Notes Payable	296	285	591	548
FHLB Advances	2,125	2,092	4,383	2,953
Subordinated Debentures	990	993	1,981	1,976
Total Interest Expense	35,882	29,129	69,920	52,554

NET INTEREST INCOME	24,996	25,872	49,627	54,439
Provision for Credit Losses	600	50	1,350	675

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	24,396	25,822	48,277	53,764

NONINTEREST INCOME
Customer Service Fees	366	368	708	717
Net Gain (Loss) on Sales of Available for Sale Securities	320	50	413	(6)
Letter of Credit Fees	387	379	703	1,013
Debit Card Interchange Fees	155	155	296	293
Bank-Owned Life Insurance	312	238	613	472
FHLB Prepayment Income	—	—	—	299
Other Income	223	225	580	570
Total Noninterest Income	1,763	1,415	3,313	3,358

NONINTEREST EXPENSE
Salaries and Employee Benefits	9,675	8,589	19,108	17,404
Occupancy and Equipment	1,092	1,075	2,149	2,284
FDIC Insurance Assessment	725	900	1,600	1,565
Data Processing	472	401	884	758
Professional and Consulting Fees	852	829	1,741	1,584
Derivative Collateral Fees	528	404	1,014	784
Information Technology and Telecommunications	812	711	1,608	1,394
Marketing and Advertising	317	321	639	583
Intangible Asset Amortization	8	34	17	82
Other Expense	1,058	1,010	1,968	1,905
Total Noninterest Expense	15,539	14,274	30,728	28,343

INCOME BEFORE INCOME TAXES	10,620	12,963	20,862	28,779
Provision for Income Taxes	2,505	3,147	4,916	7,321
NET INCOME	8,115	9,816	15,946	21,458
Preferred Stock Dividends	(1,014)	(1,014)	(2,027)	(2,027)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,101	$8,802	$13,919	$19,431

EARNINGS PER SHARE
Basic	$0.26	$0.32	$0.51	$0.70
Diluted	0.26	0.31	0.50	0.69

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income	$8,115	$9,816	$15,946	$21,458
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	1,168	(9,430)	1,403	(4,187)
Unrealized Gains on Cash Flow Hedges	2,036	6,573	7,748	2,404
Reclassification Adjustment for Gains Realized in Income	(2,649)	(1,370)	(5,045)	(2,381)
Income Tax Impact	(159)	1,215	(1,180)	1,198
Total Other Comprehensive Income (Loss), Net of Tax	396	(3,012)	2,926	(2,966)
Comprehensive Income	$8,511	$6,804	$18,872	$18,492

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Six Months Ended June 30, 2024 and 2023

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE March 31, 2023	$66,514	27,845,244	$278	$97,716	$255,394	$(17,896)	$402,006
Stock-based Compensation	—	12,264	—	972	—	—	972
Comprehensive Income (Loss)	—	—	—	—	9,816	(3,012)	6,804
Stock Options Exercised	—	117,000	2	364	—	—	366
Forfeiture of Restricted Stock Awards	—	(250)	—	—	—	—	—
Vested Restricted Stock Units	—	600	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(863)	—	(8)	—	—	(8)
Preferred Stock Dividend	—	—	—	—	(1,014)	—	(1,014)
BALANCE June 30, 2023	$66,514	27,973,995	$280	$99,044	$264,196	$(20,908)	$409,126

BALANCE March 31, 2024	$66,514	27,589,827	$276	$95,069	$287,468	$(15,716)	$433,611
Stock-based Compensation	—	10,884	—	1,040	—	—	1,040
Comprehensive Income	—	—	—	—	8,115	396	8,511
Stock Options Exercised	—	500	—	3	—	—	3
Stock Repurchases	—	(252,707)	(3)	(2,898)	—	—	(2,901)
Vested Restricted Stock Units	—	300	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(755)	—	(9)	—	—	(9)
Preferred Stock Dividend	—	—	—	—	(1,014)	—	(1,014)
BALANCE June 30, 2024	$66,514	27,348,049	$273	$93,205	$294,569	$(15,320)	$439,241

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Six Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2022	$66,514	27,751,950	$278	$96,529	$248,685	$(17,942)	$394,064
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	(3,920)	—	(3,920)
Balance as of January 1, 2023, as Adjusted for Change in Accounting Principle	66,514	27,751,950	278	96,529	244,765	(17,942)	390,144
Stock-based Compensation	—	22,872	—	1,913	—	—	1,913
Comprehensive Income (Loss)	—	—	—	—	21,458	(2,966)	18,492
Stock Options Exercised	—	199,000	2	625	—	—	627
Forfeiture of Restricted Stock Awards	—	(250)	—	—	—	—	—
Vested Restricted Stock Units	—	2,225	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(1,802)	—	(23)	—	—	(23)
Preferred Stock Dividend	—	—	—	—	(2,027)	—	(2,027)
BALANCE June 30, 2023	$66,514	27,973,995	$280	$99,044	$264,196	$(20,908)	$409,126

BALANCE December 31, 2023	$66,514	27,748,965	$277	$96,320	$280,650	$(18,246)	$425,515
Stock-based Compensation	—	21,336	—	2,071	—	—	2,071
Comprehensive Income	—	—	—	—	15,946	2,926	18,872
Stock Options Exercised	—	8,500	—	69	—	—	69
Stock Repurchases	—	(446,509)	(4)	(5,173)	—	—	(5,177)
Vested Restricted Stock Units	—	22,665	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(6,908)	—	(82)	—	—	(82)
Preferred Stock Dividend	—	—	—	—	(2,027)	—	(2,027)
BALANCE June 30, 2024	$66,514	27,348,049	$273	$93,205	$294,569	$(15,320)	$439,241

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$15,946	$21,458
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	(647)	212
Net (Gain) Loss on Sales of Securities Available for Sale	(413)	6
Provision for Credit Losses on Loans	1,450	2,050
Credit for Off-Balance Sheet Exposures	(100)	(1,375)
Depreciation of Premises and Equipment	1,178	1,283
Amortization of Other Intangible Assets	17	82
Amortization of Right-of Use Asset	117	251
Amortization of Subordinated Debt Issuance Costs	191	191
Stock-based Compensation	2,071	1,913
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	1,548	(6,547)
Accrued Interest Payable and Other Liabilities	(3,573)	3,192
Net Cash Provided by Operating Activities	17,785	22,716

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Bank-Owned Certificates of Deposit	—	(44)
Proceeds from Sales of Securities Available for Sale	50,833	26,976
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	22,612	14,118
Purchases of Securities Available for Sale	(68,348)	(35,099)
Net Increase in Loans	(76,457)	(167,076)
Net Decrease (Increase) in FHLB Stock	1,253	(1,951)
Purchases of Premises and Equipment	(194)	(2,548)
Net Cash Used in Investing Activities	(70,301)	(165,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	97,764	161,389
Net Decrease in Federal Funds Purchased	—	(92,000)
Proceeds from FHLB Advances	421,000	318,500
Principal Payments on FHLB Advances	(453,500)	(153,500)
Preferred Stock Dividends Paid	(2,027)	(2,027)
Stock Options Exercised	69	627
Stock Repurchases	(5,177)	—
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(82)	(23)
Net Cash Provided by Financing Activities	58,047	232,966

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,531	90,058
Cash and Cash Equivalents Beginning	128,562	87,043
Cash and Cash Equivalents Ending	$134,093	$177,101

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$71,012	$28,795
Cash Paid for Income Taxes	2,628	5,091

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three and six-month periods ended June 30, 2024 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024.

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

Subsequent Events

Subsequent events have been evaluated through August 1, 2024, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares, adjusted for the dilutive effect of stock compensation. For the three and six months ended June 30, 2024, stock options and restricted stock units totaling 1,234,583 and 1,151,825 shares, respectively, were excluded from the calculation because they were deemed to be anti-dilutive. For the three and six months ended June 30, 2023, stock options, restricted stock awards and restricted stock units totaling 1,034,634 and 896,321 shares, respectively, were excluded from the calculation because they were deemed to be antidilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Net Income Available to Common Shareholders	$7,101	$8,802	$13,919	$19,431
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,386,713	27,886,425	27,539,057	27,807,100
Dilutive Effect of Stock Compensation	361,471	312,314	382,544	543,605
Weighted Average Common Stock Outstanding (Dilutive)	27,748,184	28,198,739	27,921,601	28,350,705

Basic Earnings per Common Share	$0.26	$0.32	$0.51	$0.70
Diluted Earnings per Common Share	0.26	0.31	0.50	0.69

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at June 30, 2024 and December 31, 2023:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$152,030	$36	$(19,515)	$132,551
Mortgage-Backed Securities	219,912	922	(16,933)	203,901
Corporate Securities	149,103	486	(9,292)	140,297
SBA Securities	15,708	267	(67)	15,908
Asset-Backed Securities	107,826	659	(85)	108,400
Total Securities Available for Sale	$644,579	$2,370	$(45,892)	$601,057

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$151,512	$47	$(19,035)	$132,524
Mortgage-Backed Securities	249,455	2,261	(16,401)	235,315
Corporate Securities	142,098	386	(11,879)	130,605
SBA Securities	18,497	279	(102)	18,674
Asset-Backed Securities	87,054	357	(425)	86,986
Total Securities Available for Sale	$648,616	$3,330	$(47,842)	$604,104

Securities with a carrying value of $169.1 million and $170.7 million were pledged to secure borrowing capacity at the Federal Reserve Discount Window as of June 30, 2024 and December 31, 2023, respectively.

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023:

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2024
Municipal Bonds	214	$8,030	$(50)	$121,333	$(19,465)	$129,363	$(19,515)
Mortgage-Backed Securities	123	28,646	(292)	121,135	(16,641)	149,781	(16,933)
Corporate Securities	112	17,224	(236)	105,083	(9,056)	122,307	(9,292)
SBA Securities	38	715	(2)	5,835	(65)	6,550	(67)
Asset-Backed Securities	12	19,402	(48)	8,397	(37)	27,799	(85)
Total Securities Available for Sale	499	$74,017	$(628)	$361,783	$(45,264)	$435,800	$(45,892)

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023
Municipal Bonds	212	$4,052	$(17)	$120,527	$(19,018)	$124,579	$(19,035)
Mortgage-Backed Securities	128	35,719	(310)	135,829	(16,091)	171,548	(16,401)
Corporate Securities	110	14,528	(756)	101,311	(11,123)	115,839	(11,879)
SBA Securities	47	1,731	(3)	7,072	(99)	8,803	(102)
Asset-Backed Securities	24	39,011	(234)	13,805	(191)	52,816	(425)
Total Securities Available for Sale	521	$95,041	$(1,320)	$378,544	$(46,522)	$473,585	$(47,842)

At June 30, 2024, 499 debt securities had unrealized losses with aggregate depreciation of approximately 9.5% from the Company’s amortized cost basis. At December 31, 2023, 521 debt securities had unrealized losses with aggregate depreciation of approximately 9.2% from the Company’s amortized cost basis. These unrealized losses have not been recognized into income because management does not intend to sell these securities, and it is not more likely than not it will be required to sell the securities before recovery of its amortized cost basis. Furthermore, the unrealized losses are due to changes in interest rates and other market conditions and were not reflective of credit events. To make this determination, consideration is given to such factors as the credit rating of the issuer, level of credit enhancement, changes in credit ratings, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. As of June 30, 2024 and December 31, 2023, there was no allowance for credit losses carried on the Company’s securities portfolio.

Accrued interest receivable on securities, which is recorded within accrued interest on the balance sheet, totaled $5.3 million and $4.9 million at June 30, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

The following table presents a summary of the amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of June 30, 2024. Call date is used when a call of the debt security is expected, as determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
June 30, 2024
Due in One Year or Less	$22,870	$22,879
Due After One Year Through Five Years	54,344	52,845
Due After Five Years Through 10 Years	192,318	172,198
Due After 10 Years	31,601	24,926
Subtotal	301,133	272,848
Mortgage-Backed Securities	219,912	203,901
SBA Securities	15,708	15,908
Asset-Backed Securities	107,826	108,400
Totals	$644,579	$601,057

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Proceeds From Sales of Securities	$38,049	$7,017	$50,833	$26,976
Gross Gains on Sales	320	50	1,106	247
Gross Losses on Sales	—	—	(693)	(253)

Note 4: Loans and Allowance for Credit Losses

The following table presents the components of the loan portfolio at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Commercial	$518,762	$464,061
Construction and Land Development	134,096	232,804
1-4 Family Construction	60,551	65,087
Real Estate Mortgage:
1-4 Family Mortgage	416,944	402,396
Multifamily	1,404,835	1,388,541
CRE Owner Occupied	185,988	175,783
CRE Nonowner Occupied	1,070,050	987,306
Total Real Estate Mortgage Loans	3,077,817	2,954,026
Consumer and Other	9,159	8,304
Total Loans, Gross	3,800,385	3,724,282
Allowance for Credit Losses	(51,949)	(50,494)
Net Deferred Loan Fees	(6,214)	(6,573)
Total Loans, Net	$3,742,222	$3,667,215

The following tables present the aging in past due loans and loans on nonaccrual status, with and without an allowance for credit losses, or ACL, by loan segment as of June 30, 2024 and December 31, 2023:

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
June 30, 2024
Commercial	$518,085	$502	$—	$80	$95	$518,762
Construction and Land Development	134,028	—	—	—	68	134,096
1-4 Family Construction	60,551	—	—	—	—	60,551
Real Estate Mortgage:
1-4 Family Mortgage	416,944	—	—	—	—	416,944
Multifamily	1,404,835	—	—	—	—	1,404,835
CRE Owner Occupied	185,988	—	—	—	—	185,988
CRE Nonowner Occupied	1,069,615	—	—	—	435	1,070,050
Consumer and Other	9,159	—	—	—	—	9,159
Totals	$3,799,205	$502	$—	$80	$598	$3,800,385

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2023
Commercial	$463,966	$—	$—	$—	$95	$464,061
Construction and Land Development	232,724	—	—	—	80	232,804
1-4 Family Construction	64,838	—	—	—	249	65,087
Real Estate Mortgage:
1-4 Family Mortgage	402,396	—	—	—	—	402,396
Multifamily	1,373,431	15,110	—	—	—	1,388,541
CRE Owner Occupied	175,289	—	—	—	494	175,783
CRE Nonowner Occupied	987,306	—	—	—	—	987,306
Consumer and Other	8,303	—	—	—	1	8,304
Totals	$3,708,253	$15,110	$—	$—	$919	$3,724,282

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

Loss: Loans classified as loss are considered uncollectible and charged-off immediately.

The following tables present loan balances classified by credit quality indicators by year of origination as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$71,471	$72,979	$99,891	$30,248	$16,417	$21,113	$191,250	$503,369
Watch	—	—	—	—	—	—	495	495
Substandard	—	44	11,043	—	—	—	3,811	14,898
Total Commercial	71,471	73,023	110,934	30,248	16,417	21,113	195,556	518,762
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Construction and Land Development
Pass	35,645	60,671	29,629	1,033	35	—	7,015	134,028
Substandard	—	—	68	—	—	—	—	68
Total Construction and Land Development	35,645	60,671	29,697	1,033	35	—	7,015	134,096
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	12,143	22,251	16,841	996	—	—	8,320	60,551
Total 1-4 Family Construction	12,143	22,251	16,841	996	—	—	8,320	60,551
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	50,291	58,791	99,314	77,375	51,170	17,610	61,741	416,292
Substandard	—	—	—	—	—	652	—	652
Total 1-4 Family Mortgage	50,291	58,791	99,314	77,375	51,170	18,262	61,741	416,944
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	151,144	126,929	472,435	378,688	185,414	71,391	5,882	1,391,883
Watch	—	12,952	—	—	—	—	—	12,952
Total Multifamily	151,144	139,881	472,435	378,688	185,414	71,391	5,882	1,404,835
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	18,723	30,610	63,173	37,304	20,013	11,124	2,325	183,272
Watch	—	—	—	1,730	—	—	—	1,730
Substandard	—	986	—	—	—	—	—	986
Total CRE Owner Occupied	18,723	31,596	63,173	39,034	20,013	11,124	2,325	185,988
Current Period Gross Write-offs		—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	119,222	155,900	319,534	224,335	74,271	140,127	4,098	1,037,487
Watch	8,828	3,698	—	2,733	—	—	—	15,259
Substandard	9,380	5,558	1,932	434	—	—	—	17,304
Total CRE Nonowner Occupied	137,430	165,156	321,466	227,502	74,271	140,127	4,098	1,070,050
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	357,588	395,424	956,388	722,599	330,868	240,904	74,046	3,077,817

Consumer and Other
Pass	481	2,724	185	4	1,332	—	4,433	9,159
Total Consumer and Other	481	2,724	185	4	1,332	—	4,433	9,159
Current Period Gross Write-offs	11	—	—	—	—	—	1	12

Total Period Gross Write-offs	11	—	—	—	—	—	1	12
Total Loans	$477,328	$554,093	$1,114,045	$754,880	$348,652	$262,017	$289,370	$3,800,385

	December 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$93,299	$121,274	$37,056	$19,297	$18,594	$4,507	$149,836	$443,863
Watch	1,700	318	34	—	—	—	2,003	4,055
Substandard	3	11,299	—	—	—	50	4,791	16,143
Total Commercial	95,002	132,891	37,090	19,297	18,594	4,557	156,630	464,061
Current Period Gross Write-offs	72	96	12	—	—	—	—	180

Construction and Land Development
Pass	87,402	99,133	34,122	46	—	—	12,021	232,724
Substandard	—	80	—	—	—	—	—	80
Total Construction and Land Development	87,402	99,213	34,122	46	—	—	12,021	232,804
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	35,172	16,156	941	355	—	—	12,214	64,838
Substandard	249	—	—	—	—	—	—	249
Total 1-4 Family Construction	35,421	16,156	941	355	—	—	12,214	65,087
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	74,602	106,085	83,525	52,813	18,789	3,403	62,490	401,707
Substandard	—	—	—	—	—	659	30	689
Total 1-4 Family Mortgage	74,602	106,085	83,525	52,813	18,789	4,062	62,520	402,396
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	192,078	456,179	444,162	196,784	41,998	45,847	8,577	1,385,625
Watch	2,916	—	—	—	—	—	—	2,916
Total Multifamily	194,994	456,179	444,162	196,784	41,998	45,847	8,577	1,388,541
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	36,255	61,724	40,748	20,610	4,903	8,312	1,672	174,224
Substandard	194	—	494	—	—	871	—	1,559
Total CRE Owner Occupied	36,449	61,724	41,242	20,610	4,903	9,183	1,672	175,783
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	164,226	305,749	253,683	77,618	78,288	66,569	4,521	950,654
Watch	16,301	—	3,213	—	—	—	—	19,514
Substandard	15,183	1,955	—	—	—	—	—	17,138
Total CRE Nonowner Occupied	195,710	307,704	256,896	77,618	78,288	66,569	4,521	987,306
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	501,755	931,692	825,825	347,825	143,978	125,661	77,290	2,954,026

Consumer and Other
Pass	2,908	256	9	1,460	6	—	3,665	8,304
Total Consumer and Other	2,908	256	9	1,460	6	—	3,665	8,304
Current Period Gross Write-offs	42	—	—	—	—	—	2	44

Total Period Gross Write-offs	114	96	12	—	—	—	2	224
Total Loans	$722,488	$1,180,208	$897,987	$368,983	$162,578	$130,218	$261,820	$3,724,282

The following tables present the activity in the ACL, by segment, for the three and six months ended June 30, 2024 and 2023:

		Construction				CRE	CRE
		and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Three Months Ended June 30, 2024
Allowance for Credit Losses for Loans:
Beginning Balance	$5,607	$1,828	$577	$2,754	$22,230	$1,235	$17,005	$111	$51,347
Provision for Credit Losses for Loans	409	(608)	(55)	18	250	23	576	(13)	600
Loans Charged-off	—	—	—	—	—	—	—	(10)	(10)
Recoveries of Loans	2	—	—	2	—	—	—	8	12
Total Ending Allowance Balance	$6,018	$1,220	$522	$2,774	$22,480	$1,258	$17,581	$96	$51,949

Six Months Ended June 30, 2024
Allowance for Credit Losses for Loans:
Beginning Balance	$5,398	$2,156	$558	$2,651	$22,217	$1,184	$16,225	$105	$50,494
Provision for Credit Losses for Loans	615	(936)	(36)	120	263	74	1,356	(6)	1,450
Loans Charged-off	—	—	—	—	—	—	—	(12)	(12)
Recoveries of Loans	5	—	—	3	—	—		9	17
Total Ending Allowance Balance	$6,018	$1,220	$522	$2,774	$22,480	$1,258	$17,581	$96	$51,949

		Construction				CRE	CRE
		and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Three Months Ended June 30, 2023
Allowance for Credit Losses for Loans:
Beginning Balance	$5,566	$3,169	806	$2,717	$20,989	$1,083	$15,744	$74	$—	$50,148
Provision for Credit Losses for Loans	(129)	307	(152)	118	175	3	232	(4)	—	550
Loans Charged-off	—	—	—	—	—	—	—	(3)	—	(3)
Recoveries of Loans	2	—	—	1	—	—	—	3	—	6
Total Ending Allowance Balance	$5,439	$3,476	$654	$2,836	$21,164	$1,086	$15,976	$70	$—	$50,701

Six Months Ended June 30, 2023
Allowance for Credit Losses for Loans:
Beginning Balance, Prior to Adoption of CECL	$6,501	$3,911	845	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996
Impact of Adopting CECL	(1,158)	(1,070)	(235)	(1,778)	3,318	(943)	2,869	(90)	(263)	650
Balance as of January 1, 2023, as Adjusted for Adoption of CECL	5,343	2,841	610	2,547	20,777	1,022	15,445	61	—	48,646
Provision for Credit Losses for Loans	91	635	44	287	387	64	531	11	—	2,050
Loans Charged-off	—	—	—	—	—	—	—	(7)	—	(7)
Recoveries of Loans	5	—	—	2	—	—	—	5	—	12
Total Ending Allowance Balance	$5,439	$3,476	$654	$2,836	$21,164	$1,086	$15,976	$70	$—	$50,701

The following tables present the balance in the ACL and the recorded investment in loans, by segment, as of June 30, 2024 and December 31, 2023:

		Construction				CRE	CRE
		and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
ACL at June 30, 2024
Individually Evaluated for Impairment	$34	$—	$—	$—	$—	$—	$211	$—	$245
Collectively Evaluated for Impairment	5,984	1,220	522	2,774	22,480	1,258	17,370	96	51,704
Totals	$6,018	$1,220	$522	$2,774	$22,480	$1,258	$17,581	$96	$51,949

		Construction				CRE	CRE
		and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
ACL at December 31, 2023
Individually Evaluated for Impairment	$8	$—	$—	$—	$—	$—	$95	$—	$103
Collectively Evaluated for Impairment	5,390	2,156	558	2,651	22,217	1,184	16,130	105	50,391
Totals	$5,398	$2,156	$558	$2,651	$22,217	$1,184	$16,225	$105	$50,494

		Construction				CRE	CRE
		and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Loans at June 30, 2024
Individually Evaluated for Impairment	$14,898	$68	$—	$652	$—	$986	$17,304	$—	$33,908
Collectively Evaluated for Impairment	503,864	134,028	60,551	416,292	1,404,835	185,002	1,052,746	9,159	3,766,477
Totals	$518,762	$134,096	$60,551	$416,944	$1,404,835	$185,988	$1,070,050	$9,159	$3,800,385

Loans at December 31, 2023
Individually Evaluated for Impairment	$16,143	$80	$249	$689	$—	$1,559	$17,138	$—	$35,858
Collectively Evaluated for Impairment	447,918	232,724	64,838	401,707	1,388,541	174,224	970,168	8,304	3,688,424
Totals	$464,061	$232,804	$65,087	$402,396	$1,388,541	$175,783	$987,306	$8,304	$3,724,282

The following tables present the amortized cost basis of collateral dependent loans by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of June 30, 2024 and December 31, 2023:

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
June 30, 2024
Commercial	$—	$4,540	$10,358	$14,898	$34
Construction and Land Development	68	—	—	68	—
Real Estate Mortgage:
1-4 Family Mortgage	652	—	—	652	—
CRE Owner Occupied	986	—	—	986	—
CRE Nonowner Occupied	17,304	—	—	17,304	211
Totals	$19,010	$4,540	$10,358	$33,908	$245

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
December 31, 2023
Commercial	$—	$5,782	$10,361	$16,143	$8
Construction and Land Development	80	—	—	80	—
1-4 Family Construction	249	—	—	249	—
Real Estate Mortgage:
1-4 Family Mortgage	689	—	—	689	—
CRE Owner Occupied	1,559	—	—	1,559	—
CRE Nonowner Occupied	17,138	—	—	17,138	95
Totals	$19,715	$5,782	$10,361	$35,858	$103

Accrued interest receivable on loans, which is recorded within accrued interest on the balance sheet, totaled $11.6 million and $11.8 million at June 30, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

For both the three months ended June 30, 2024 and June 30, 2023, there were no loans modified to borrowers experiencing financial difficulty. For the six months ended June 30, 2024, there were no loans modified to borrowers experiencing financial difficulty. For the six months ended June 30, 2023, the Company modified one commercial real estate, or CRE, nonowner occupied loan, with an outstanding balance of $9.8 million, for a borrower experiencing financial difficulty by granting a 12-month extension at a below market rate. There was no forgiveness of principal and this loan was current with its modified terms as of June 30, 2024.

Note 5: Deposits

The following table presents the composition of deposits at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Transaction Deposits	$1,457,743	$1,449,765
Savings and Money Market Deposits	943,994	935,091
Time Deposits	373,713	300,651
Brokered Deposits	1,032,262	1,024,441
Totals	$3,807,712	$3,709,948

Brokered deposits included brokered transaction and money market accounts of $140.2 million and $174.0 million as of June 30, 2024 and December 31, 2023, respectively.

The following table presents the scheduled maturities of brokered and customer time deposits at June 30, 2024:

June 30,
(dollars in thousands)	2024
Less than 1 Year	$421,417
1 to 2 Years	441,536
2 to 3 Years	161,306
3 to 4 Years	132,381
4 to 5 Years	64,466
Greater than 5 Years	44,706
Totals	$1,265,812

The aggregate amount of time deposits greater than $250,000 was approximately $190.7 million and $138.4 million at June 30, 2024 and December 31, 2023, respectively.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$62,950	$8,049	$63,814	$6,981
Liabilities	62,950	(8,049)	63,814	(6,981)
Total	$125,900	$—	$127,628	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $8.0 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Notional Amount	$153,000	$183,000
Weighted Average Pay Rate	1.94%	2.00%
Weighted Average Receive Rate	5.46%	5.48%
Weighted Average Maturity (Years)	4.27	4.04
Net Unrealized Gain	$6,229	$5,271

The Company purchases interest rate caps, designated as cash flow hedges, of certain deposit liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the three and six months ended June 30, 2024, the Company recognized amortization expense on the interest rate caps of $200,000 and $395,000, respectively, which was recorded as a component of interest expense on brokered deposits and Federal Home Loan Bank, or FHLB, advances. For the three and six months ended June 30, 2023, the Company recognized amortization expense on the interest rate caps of $198,000 and $395,000, respectively, which was recorded as a much component of interest expense on brokered deposits FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Notional Amount	$125,000	$125,000
Unamortized Premium Paid	4,686	5,081
Weighted Average Strike Rate	0.96%	0.96%
Weighted Average Maturity (Years)	5.85	6.34

The following table presents a summary of the Company’s interest rate contracts as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$135,500	$6,317	$135,000	$6,891
Liabilities	17,500	(88)	48,000	(1,620)
Interest rate cap agreements:
Assets	125,000	20,479	125,000	18,717

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of June 30, 2024 and December 31, 2023, the Company pledged no cash collateral for the Company’s derivative contracts. As of June 30, 2024 and December 31, 2023, the Company’s counterparties pledged cash collateral to the Company of $35.8 million and $31.8 million, respectively.

The following table summarizes gross and net information about derivative instruments that are eligible for offset in the balance sheet at June 30, 2024 and December 31, 2023:

				Gross Amounts Not Offset in the Balance Sheet
			Net Amounts of
	Gross Amounts	Gross Amounts	Assets (Liabilities)
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral	Net Assets
(dollars in thousands)	Assets (Liabilities)	Balance Sheet	Balance Sheet	Instruments	Received (Paid)	(Liabilities)
June 30, 2024
Assets	$34,845	$—	$34,845	$—	$35,843	$(998)
Liabilities	(8,137)	—	(8,137)	—	—	(8,137)

December 31, 2023
Assets	$32,589	$—	$32,589	$—	$31,783	$806
Liabilities	(8,601)	—	(8,601)	—	—	(8,601)

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and six months ended June 30, 2024 and 2023:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2024	2023	2024	2023
Derivatives in	Location of Gain (Loss)	Gain (Loss)		Gain (Loss)
Cash Flow Hedging	Reclassified	Reclassified from		Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings		AOCI into Earnings
Interest rate swaps	Interest expense	$1,475	$1,418	$3,071	$2,594
Interest rate caps	Interest expense	854	(97)	1,561	(207)

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three and six months ended June 30, 2024 and 2023, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Note 7: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank with aggregate principal balances of $1.45 billion at June 30, 2024 and December 31, 2023 were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $451.2 million and $498.7 million at June 30, 2024 and December 31, 2023, respectively.

The following table presents information regarding FHLB advances, by maturity, at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	5.26%	$215,500	5.31%	$233,000
1 to 2 Years	4.06	17,500	4.31	25,000
2 to 3 Years	3.71	31,500	3.45	21,500
3 to 4 Years	4.01	22,500	3.94	17,500
4 to 5 Years	—	—	4.01	22,500
Totals		$287,000		$319,500

Line of Credit. The Company has a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that is secured by 100% of the issued and outstanding stock of the Bank. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. The Company believes it was in compliance with all covenants as of June 30, 2024 and December 31, 2023.

The following table presents information regarding the revolving line of credit at June 30, 2024 and December 31, 2023:

		Total Debt	Total Debt
		Outstanding	Outstanding	Interest
Name	Maturity Date	June 30, 2024	December 31, 2023	Rate	Coupon Structure
(dollars in thousands)
Revolving Credit Facility	September 1, 2024	$13,750	13,750	8.50%	Variable with Floor (1)
(1)	The variable interest rate is equal to the greater of Wall Street Journal Prime Rate in effect or a floor of 3.85%.

Note 8: Subordinated Debentures

The following table presents a summary of the Company’s subordinated debentures as of June 30, 2024 and December 31, 2023:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	June 30, 2024	December 31, 2023	Rate	Coupon Structure
(dollars in thousands)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	$50,000	$50,000	5.25%	Fixed-to-Floating (1)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	30,000	3.25%	Fixed-to-Floating (2)
Subordinated Debentures				80,000	80,000
Debt Issuance Costs				(521)	(712)
Subordinated Debentures, Net of Issuance Costs				$79,479	$79,288
(1)	Migrates to three month term SOFR + 5.13% beginning July 1, 2025 until either the early redemption date or the maturity date.
(2)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the early redemption date or the maturity date.

Note 9: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purposes of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing projects and other tax credit investments at June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024		December 31, 2023
Investment Type	Investment	Unfunded Commitments (1)	Investment	Unfunded Commitments (1)
Low Income Housing Tax Credit (LIHTC)	$15,929	$340	$16,897	$7,579
Federal Historic Tax Credit (FHTC)	3,078	2,353	3,403	2,353
Total	$19,007	$2,693	$20,300	$9,932
(1)	All commitments are expected to be paid by the Company by June 30, 2025.

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Amortization Expense (1)
LIHTC	$488	$280	$980	$648
FHTC	162	109	325	217
Total	$650	$389	$1,305	$865
Tax Benefit Recognized (2)
LIHTC	$(670)	$(360)	$(1,341)	$(734)
FHTC	(216)	(151)	(431)	(303)
Total	$(886)	$(511)	$(1,772)	$(1,037)
(1)	The amortization expense for the LIHTC and FHTC investments are included in income tax expense.
(2)	All of the tax benefits recognized are included in income tax expense.

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

The following table presents information regarding commitments outstanding at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Unfunded Commitments Under Lines of Credit	$518,267	$546,632
Letters of Credit	106,484	103,289
Totals	$624,751	$649,921

The Company had outstanding letters of credit with the FHLB of $164.2 million and $114.4 million at June 30, 2024 and December 31, 2023, respectively, on behalf of customers and to secure public deposits.

The ACL for off-balance sheet credit exposures was $2.9 million and $3.0 million at June 30, 2024 and December 31, 2023, respectively, and is separately classified on the balance sheet within other liabilities. The following table presents the balance and activity in the ACL for off-balance sheet credit exposures for the three and six months ended June 30, 2024 and 2023.

The following table presents a summary of the activity in the allowance for credit losses for off-balance sheet credit exposures for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Allowance for Credit Losses:
Beginning Balance, Prior to Adoption of CECL	$2,885	$4,335	$2,985	$360
Impact of Adopting CECL	—	—	—	4,850
Recovery of Off-Balance Sheet Credit Exposures	—	(500)	(100)	(1,375)
Total Ending Balance	$2,885	$3,835	$2,885	$3,835

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of June 30, 2024 and December 31, 2023, there were 30,000 and 5,000 shares, respectively, of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of June 30, 2024 and December 31, 2023, there were 6,592 and -0- shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

In 2023, the Company adopted the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (the "2023 EIP"). Under the 2023 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of June 30, 2024 and December 31, 2023, there were 1,031,916 and 1,107,752 shares, respectively, of the Company’s common stock reserved for future grants under the 2023 EIP.

Stock Options

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. The following table presents a summary of the status of the Company’s outstanding stock options for the six months ended June 30, 2024:

	June 30, 2024
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	2,014,994	$10.57
Granted	—	—
Exercised	(8,500)	8.23
Forfeitures	(30,000)	12.87
Outstanding at Period End	1,976,494	$10.54

Options Exercisable at Period End	1,404,869	$9.73

For the three months ended June 30, 2024 and 2023, the Company recognized compensation expense for stock options of $236,000 and $185,000, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized compensation expense for stock options of $485,000 and $371,000, respectively.

The following table presents information pertaining to options outstanding at June 30, 2024:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$3.00 - 3.99	10,000	$3.58	0.5	10,000	$3.58
7.00 - 7.99	888,466	7.47	3.2	888,466	7.47
8.00 - 8.99	12,500	8.76	5.7	12,500	8.76
10.00 - 10.99	249,000	10.63	8.9	10,000	10.08
11.00 - 11.99	262,500	11.15	7.9	75,000	11.29
12.00 - 12.99	263,528	12.90	5.1	263,528	12.90
17.00 - 17.99	290,500	17.50	7.6	145,375	17.50
Totals	1,976,494	$10.54	5.5	1,404,869	$9.73

As of June 30, 2024, there was $2.3 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.8 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the six months ended June 30, 2024:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2023	666,250	$5.09
Granted	—	—
Vested	(89,625)	5.05
Forfeited	(5,000)	4.19
Nonvested Options at June 30, 2024	571,625	$5.10

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with forfeitable voting and dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the six months ended June 30, 2024:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested at December 31, 2023	3,411	$10.53
Granted	—	—
Vested	(2,786)	10.32
Forfeited	—	—
Nonvested at June 30, 2024	625	$11.47

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended June 30, 2024 and 2023, the Company recognized compensation expense for restricted stock awards of $2,000 and $110,000, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized compensation expense for restricted stock awards of $10,000 and $221,000, respectively.

As of June 30, 2024, there was $2,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 0.3 years.

In addition, during the six months ended June 30, 2024, the Company issued 21,336 shares of unrestricted common stock to non-employee directors, as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to non-employee directors of $248,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the six months ended June 30, 2024:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested at December 31, 2023	441,015	$14.71
Granted	63,184	11.89
Vested	(22,665)	15.63
Forfeited	(10,276)	14.75
Nonvested at June 30, 2024	471,258	$14.29

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended June 30, 2024 and 2023, the Company recognized compensation expense for restricted stock units of $675,000 and $556,000, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized compensation expense for the restricted stock of $1.3 million and $1.1 million, respectively.

As of June 30, 2024, there was $5.3 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP or 2023 EIP that is expected to be recognized over a weighted-average period of 2.5 years.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of June 30, 2024 and December 31, 2023:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Company (Consolidated):
Total Risk-based Capital	$579,988	14.16%	$327,576	8.00%	$429,943	10.50%	N/A	N/A
Tier 1 Risk-based Capital	451,764	11.03	245,682	6.00	348,049	8.50	N/A	N/A
Common Equity Tier 1 Capital	385,250	9.41	184,261	4.50	286,629	7.00	N/A	N/A
Tier 1 Leverage Ratio	451,764	9.66	187,110	4.00	187,110	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$572,981	14.01%	$327,129	8.00%	$429,357	10.50%	$408,912	10.00%
Tier 1 Risk-based Capital	524,306	12.82	245,347	6.00	347,575	8.50	327,129	8.00
Common Equity Tier 1 Capital	524,306	12.82	184,010	4.50	286,238	7.00	265,793	6.50
Tier 1 Leverage Ratio	524,306	11.22	186,895	4.00	186,895	4.00	233,619	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Company (Consolidated):
Total Risk-based Capital	$570,770	13.97%	$326,872	8.00%	$429,019	10.50%	N/A	N/A
Tier 1 Risk-based Capital	440,947	10.79	245,154	6.00	347,301	8.50	N/A	N/A
Common Equity Tier 1 Capital	374,433	9.16	183,865	4.50	286,013	7.00	N/A	N/A
Tier 1 Leverage Ratio	440,947	9.57	184,383	4.00	184,383	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$554,269	13.58%	$326,528	8.00%	$428,568	10.50%	$408,160	10.00%
Tier 1 Risk-based Capital	503,787	12.34	244,896	6.00	346,936	8.50	326,528	8.00
Common Equity Tier 1 Capital	503,787	12.34	183,672	4.50	285,712	7.00	265,304	6.50
Tier 1 Leverage Ratio	503,787	10.95	184,037	4.00	184,037	4.00	230,047	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. There have been no changes in methodologies used as of June 30, 2024. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	$—	$132,551	$—	$132,551
Mortgage-Backed Securities	—	203,901	—	203,901
Corporate Securities	—	140,297	—	140,297
SBA Securities	—	15,908	—	15,908
Asset-Backed Securities	—	108,400	—	108,400
Interest Rate Caps	—	20,479	—	20,479
Interest Rate Swaps	—	14,366	—	14,366
Total Fair Value of Financial Assets	$—	$635,902	$—	$635,902
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$8,137	$—	$8,137
Total Fair Value of Financial Liabilities	$—	$8,137	$—	$8,137

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	$—	$132,524	$—	$132,524
Mortgage-Backed Securities	—	235,315	—	235,315
Corporate Securities	—	130,605	—	130,605
SBA Securities	—	18,674	—	18,674
Asset-Backed Securities	—	86,986	—	86,986
Interest Rate Caps	—	18,717	—	18,717
Interest Rate Swaps	—	13,872	—	13,872
Total Fair Value of Financial Assets	$—	$636,693	$—	$636,693
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$8,601	$—	$8,601
Total Fair Value of Financial Liabilities	$—	$8,601	$—	$8,601

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

The following tables present net impairment losses related to nonrecurring fair value measurements of certain assets at June 30, 2024 and December 31, 2023:

	June 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$9,287	$245
Totals	$—	$—	$9,287	$245

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$9,602	$199
Totals	$—	$—	$9,602	$199

Individually Evaluated Loans

The Company records certain loans at fair value on a non-recurring basis. Individually evaluated loans for which an allowance is established, or a write-down has occurred during the period, based on the fair value of collateral require classification in the fair value hierarchy. The fair value of the loan’s collateral is determined by appraisals, independent valuation and other techniques. When the fair value of the loan’s collateral is based on an observable market price the Company classifies the fair value of the individually evaluated loans within Level 2 of the valuation hierarchy. For loans in which the valuation has unobservable inputs, the Company classifies these within the Level 3 of the valuation hierarchy. As of June 30, 2024, collateral values were estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs, including internally determined values based on cost adjusted for depreciation and customized discounting criteria on appraisals which ranged from 3-15%. Due to the significance of unobservable inputs, fair values of individually evaluated loans have been classified as Level 3.

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

The following tables present the carrying amounts and estimated fair values of financial instruments at June 30, 2024 and December 31, 2023:

	June 30, 2024
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$134,093	$134,093	$—	$—	$134,093
Securities Available for Sale	601,057	—	601,057	—	601,057
FHLB Stock, at Cost	15,844	—	15,844	—	15,844
Loans, Net	3,742,222	—	3,632,015	9,287	3,641,302
Accrued Interest Receivable	16,944	—	16,944	—	16,944
Interest Rate Caps	20,479	—	20,479	—	20,479
Interest Rate Swaps	14,366	—	14,366	—	14,366

Financial Liabilities:
Deposits	$3,807,712	$—	$3,802,481	$—	$3,802,481
Notes Payable	13,750	—	13,753	—	13,753
FHLB Advances	287,000	—	285,758	—	285,758
Subordinated Debentures	79,479	—	79,095	—	79,095
Accrued Interest Payable	3,999	—	3,999	—	3,999
Interest Rate Swaps	8,137	—	8,137	—	8,137

	December 31, 2023
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$128,562	$128,562	$—	$—	$128,562
Securities Available for Sale	604,104	—	604,104	—	604,104
FHLB Stock, at Cost	17,097	—	17,097	—	17,097
Loans, Net	3,667,215	—	3,579,583	9,602	3,589,185
Accrued Interest Receivable	16,697	—	16,697	—	16,697
Interest Rate Caps	18,717	—	18,717	—	18,717
Interest Rate Swaps	13,872	—	13,872	—	13,872

Financial Liabilities:
Deposits	$3,709,948	$—	$3,709,086	$—	$3,709,086
Notes Payable	13,750	—	13,805	—	13,805
FHLB Advances	319,500	—	319,305	—	319,305
Subordinated Debentures	79,288	—	77,557	—	77,557
Accrued Interest Payable	5,282	—	5,282	—	5,282
Interest Rate Swaps	8,601	—	8,601	—	8,601

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at June 30, 2024 and December 31, 2023.

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

Note 14: Accumulated Other Comprehensive Income

The following tables present the components of other comprehensive income for the three and six months ended June 30, 2024 and 2023:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2024
Net Unrealized Gain on Available for Sale Securities	$1,168	$(336)	$832
Less: Reclassification Adjustment for Net Gains Included in Net Income	(320)	92	(228)
Total Unrealized Gain	848	(244)	604

Net Unrealized Gain on Cash Flow Hedge	2,036	(585)	1,451
Less: Reclassification Adjustment for Gains Included in Net Income	(2,329)	670	(1,659)
Total Unrealized Loss	(293)	85	(208)

Other Comprehensive Income	$555	$(159)	$396

Three Months Ended June 30, 2023
Net Unrealized Loss on Available for Sale Securities	$(9,430)	$2,710	$(6,720)
Less: Reclassification Adjustment for Net Gains Included in Net Income	(50)	14	(36)
Total Unrealized Loss	(9,480)	2,724	(6,756)

Net Unrealized Gain on Cash Flow Hedge	6,573	(1,888)	4,685
Less: Reclassification Adjustment for Gains Included in Net Income	(1,320)	379	(941)
Total Unrealized Gain	5,253	(1,509)	3,744

Other Comprehensive Loss	$(4,227)	$1,215	$(3,012)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2024
Net Unrealized Gain on Available for Sale Securities	$1,403	$(403)	$1,000
Less: Reclassification Adjustment for Net Gains Included in Net Income	(413)	119	(294)
Total Unrealized Gain	990	(284)	706

Net Unrealized Gain on Cash Flow Hedge	7,748	(2,227)	5,521
Less: Reclassification Adjustment for Gains Included in Net Income	(4,632)	1,331	(3,301)
Total Unrealized Gain	3,116	(896)	2,220

Other Comprehensive Income	$4,106	$(1,180)	$2,926

Six Months Ended June 30, 2023
Net Unrealized Loss on Available for Sale Securities	$(4,187)	$1,204	$(2,983)
Less: Reclassification Adjustment for Net Losses Included in Net Income	6	(2)	4
Total Unrealized Loss	(4,181)	1,202	(2,979)

Net Unrealized Gain on Cash Flow Hedge	2,404	(690)	1,714
Less: Reclassification Adjustment for Gains Included in Net Income	(2,387)	686	(1,701)
Total Unrealized Gain	17	(4)	13

Other Comprehensive Loss	$(4,164)	$1,198	$(2,966)

The following tables present the changes in each component of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2024 and 2023:

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Three Months Ended June 30, 2024
Balance at Beginning of Period	$(31,618)	$15,902	$(15,716)
Other Comprehensive Income Before Reclassifications	832	1,451	2,283
Amounts Reclassified from Accumulated Other Comprehensive Income	(228)	(1,659)	(1,887)
Net Other Comprehensive Income During Period	604	(208)	396
Balance at End of Period	$(31,014)	$15,694	$(15,320)

Three Months Ended June 30, 2023
Balance at Beginning of Period	$(30,347)	$12,451	$(17,896)
Other Comprehensive Income (Loss) Before Reclassifications	(6,720)	4,685	(2,035)
Amounts Reclassified from Accumulated Other Comprehensive Income	(36)	(941)	(977)
Net Other Comprehensive Income (Loss) During Period	(6,756)	3,744	(3,012)
Balance at End of Period	$(37,103)	$16,195	$(20,908)

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Six Months Ended June 30, 2024
Balance at Beginning of Period	$(31,720)	$13,474	$(18,246)
Other Comprehensive Income Before Reclassifications	1,000	5,521	6,521
Amounts Reclassified from Accumulated Other Comprehensive Income	(294)	(3,301)	(3,595)
Net Other Comprehensive Income During Period	706	2,220	2,926
Balance at End of Period	$(31,014)	$15,694	$(15,320)

Six Months Ended June 30, 2023
Balance at Beginning of Period	$(34,124)	$16,182	$(17,942)
Other Comprehensive Income (Loss) Before Reclassifications	(2,983)	1,714	(1,269)
Amounts Reclassified from Accumulated Other Comprehensive Income	4	(1,701)	(1,697)
Net Other Comprehensive Income (Loss) During Period	(2,979)	13	(2,966)
Balance at End of Period	$(37,103)	$16,195	$(20,908)

Note 15: Subsequent Events

On July 23, 2024, the Board of Directors of the Company extended the expiration date of the Company’s previously announced stock repurchase program (the “2022 Stock Repurchase Program”) from August 16, 2024 to August 20, 2025. As of July 23, 2024, the 2022 Stock Repurchase Program had $15.3 million remaining under its repurchase authorization.

On July 24, 2024, the Company’s Board of Directors announced a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), payable on September 3, 2024, to shareholders of record on the Series A Preferred Stock at the close of business on August 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2024. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or the SEC, on March 7, 2024.

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

●	interest rate risk, including the effects of sustained high interest rates;
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of changes in interest rates;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including high rates of inflation and possible recession;
●	the effects of developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in recent bank failures;
●	loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for credit losses on loans;
●	new or revised accounting standards;
●	the concentration of large loans to certain borrowers;
●	the concentration of large deposits from certain clients, who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;
●	the ability to successfully manage liquidity risk, which may increase the dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;
●	the composition of the Company’s senior leadership team and the ability to attract and retain key personnel;
●	the occurrence of fraudulent activity, breaches or failures of our third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions and “fintech” companies;
●	the effectiveness of the risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, including in response to recent bank failures;
●	risks related to climate change and the negative impact it may have on our clients and their businesses;
●	the imposition of other governmental policies impacting the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics, acts of war or terrorism, or other adverse external events, including the ongoing Israeli-Palestinian conflict and the Russian invasion of Ukraine;
●	potential impairment to the goodwill the Company recorded in connection with a past acquisition;
●	changes to U.S. or state tax laws, regulations and guidance;

●	potential changes in federal policy and at regulatory agencies as a result of the upcoming 2024 presidential election; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Bridgewater Bancshares, Inc. with the Securities and Exchange Commission.

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

Operating Results Overview

The following table summarizes certain key financial results as of and for the periods indicated:

	As of and for the Three Months Ended
	June 30,	March 31	December 31,	September 30,	June 30,
(dollars in thousands, except per share data)	2024	2024	2023	2023	2023
Income Statement
Net Interest Income	$24,996	$24,631	$25,314	$25,421	$25,872
Provision for (Recovery of) Credit Losses	600	750	(250)	(600)	50
Noninterest Income	1,763	1,550	1,409	1,726	1,415
Noninterest Expense	15,539	15,189	15,740	15,237	14,274
Net Income	8,115	7,831	8,873	9,629	9,816
Net Income Available to Common Shareholders	7,101	6,818	7,859	8,616	8,802

Per Common Share Data
Basic Earnings Per Share	$0.26	$0.25	$0.28	$0.31	$0.32
Diluted Earnings Per Share	0.26	0.24	0.28	0.30	0.31
Book Value Per Share	13.63	13.30	12.94	12.47	12.25
Tangible Book Value Per Share (1)	13.53	13.20	12.84	12.37	12.15
Basic Weighted Average Shares Outstanding	27,386,713	27,691,401	27,870,430	27,943,409	27,886,425
Diluted Weighted Average Shares Outstanding	27,748,184	28,089,805	28,238,056	28,311,778	28,198,739
Shares Outstanding at Period End	27,348,049	27,589,827	27,748,965	28,015,505	27,973,995

Selected Performance Ratios
Return on Average Assets (2)	0.70%	0.69%	0.77%	0.85%	0.88%
Pre-Provision Net Revenue Return on Average Assets (1)(2)	0.94	0.95	0.96	1.01	1.16
Return on Average Shareholders' Equity (2)	7.49	7.35	8.43	9.23	9.69
Return on Average Tangible Common Equity (1)(2)	7.80	7.64	8.95	9.92	10.48
Average Shareholders' Equity to Average Assets	9.37	9.32	9.15	9.19	9.06
Net Interest Margin (3)	2.24	2.24	2.27	2.32	2.40
Core Net Interest Margin (1)(3)	2.17	2.18	2.21	2.24	2.31
Yield on Interest Earning Assets(3)	5.41	5.28	5.22	5.14	5.06
Yield on Total Loans, Gross(3)	5.50	5.38	5.33	5.26	5.19
Cost of Interest Bearing Liabilities	4.19	4.03	3.97	3.81	3.59
Cost of Total Deposits	3.46	3.32	3.19	2.99	2.66
Cost of Funds	3.49	3.34	3.23	3.10	2.91
Efficiency Ratio (1)	58.7	58.2	58.8	56.1	52.3
Noninterest Expense to Average Assets (2)	1.35	1.33	1.37	1.34	1.28

Balance Sheet
Total Assets	$4,687,035	$4,723,109	$4,611,990	$4,557,070	$4,603,185
Total Loans, Gross	3,800,385	3,784,205	3,724,282	3,722,271	3,736,211
Deposits	3,807,712	3,807,225	3,709,948	3,675,509	3,577,932
Total Shareholders' Equity	439,241	433,611	425,515	415,960	409,126
Loan to Deposit Ratio	99.8%	99.4%	100.4%	101.3%	104.4%
Core Deposits to Total Deposits (4)	67.9	69.3	68.7	70.3	70.3
Uninsured Deposits to Total Deposits	22.5	26.0	24.3	22.2	22.1

Capital Ratios (Consolidated) (6)
Tier 1 Leverage Ratio	9.66%	9.66%	9.57%	9.62%	9.47%
Common Equity Tier 1 Risk-based Capital Ratio	9.41	9.21	9.16	9.07	8.72
Tier 1 Risk-based Capital Ratio	11.03	10.83	10.79	10.69	10.33
Total Risk-based Capital Ratio	14.16	14.00	13.97	13.88	13.50
Tangible Common Equity to Tangible Assets (1)	7.90	7.72	7.73	7.61	7.39

	As of and for the Three Months Ended
	June 30,	March 31	December 31,	September 30,	June 30,
(dollars in thousands)	2024	2024	2023	2023	2023
Selected Asset Quality Data
Loans 30-89 Days Past Due	$502	$—	$15,110	$11	$—
Loans 30-89 Days Past Due to Total Loans	0.01%	0.00%	0.41%	0.00%	0.00%
Nonperforming Loans	$678	$249	$919	$749	$662
Nonperforming Loans to Total Loans	0.02%	0.01%	0.02%	0.02%	0.02%
Nonaccrual Loans to Total Loans	0.02	0.01	0.02	0.02	0.02
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.02	0.01	0.02	0.02	0.02
Foreclosed Assets	$—	$20	$—	$—	$116
Nonperforming Assets (5)	678	269	919	749	778
Nonperforming Assets to Total Assets (5)	0.01%	0.01%	0.02%	0.02%	0.02%
Allowance for Credit Losses on Loans to Total Loans	1.37	1.36	1.36	1.36	1.36
Allowance for Credit Losses on Loans to Nonaccrual Loans	7,662.09	20,621.29	5,494.45	6,753.67	7,658.76
Net Loan Charge-Offs to Average Loans (2)	0.00	0.00	0.01	0.01	0.00
Watchlist Risk Rating Loans	$30,436	$21,624	$26,485	$26,877	$27,215
Substandard Risk Rating Loans	33,908	33,829	33,858	35,621	33,821
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Annualized.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(4)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.
(5)	Nonperforming assets are defined as nonaccrual loans plus 90 days past due plus foreclosed assets.

Discussion and Analysis of Results of Operations

Net Income

Net income was $8.1 million for the second quarter of 2024, compared to net income of $9.8 million for the second quarter of 2023. Earnings per diluted common share for the second quarter of 2024 were $0.26, compared to $0.31 per diluted common share for the second quarter of 2023. Net income was $15.9 million for the six months ended June 30, 2024, compared to net income of $21.5 million for the six months ended June 30, 2023. Earnings per diluted common share for the six months ended June 30, 2024 were $0.50, compared to $0.69 per diluted common share for the six months ended June 30, 2023.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is impacted by the level of interest earning assets and related funding sources, as well as changes in interest rates. The difference between the average yield on earning assets and the average rate paid for interest bearing liabilities is the net interest spread. Noninterest bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a tax-equivalent basis, which means that tax-free interest income has been adjusted to pretax-equivalent income, assuming a 21% federal tax rate. Management’s ability to respond to changes in interest rates by using effective asset-liability management techniques is critical to managing net interest margin and the Company’s primary source of earnings.

Average Balances and Yields

The following tables present, for the three and six months ended June 30, 2024 and 2023, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	June 30, 2024			June 30, 2023
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$81,672	$922	4.54%	$59,963	$587	3.93%
Investment Securities:
Taxable Investment Securities	641,469	7,861	4.93	568,143	6,000	4.24
Tax-Exempt Investment Securities (1)	31,550	401	5.11	27,081	300	4.44
Total Investment Securities	673,019	8,262	4.94	595,224	6,300	4.24
Loans (1)(2)	3,771,768	51,592	5.50	3,716,534	48,066	5.19
Federal Home Loan Bank Stock	19,461	394	8.15	23,330	456	7.84
Total Interest Earning Assets	4,545,920	61,170	5.41%	4,395,051	55,409	5.06%
Noninterest Earning Assets	100,597			88,611
Total Assets	$4,646,517			$4,483,662
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$732,923	$8,270	4.54%	$683,034	$5,918	3.48%
Savings and Money Market Deposits	914,397	9,459	4.16	861,947	7,048	3.28
Time Deposits	360,691	3,850	4.30	269,439	1,702	2.53
Brokered Deposits	976,467	10,039	4.13	896,989	8,330	3.72
Total Interest Bearing Deposits	2,984,478	31,618	4.26	2,711,409	22,998	3.40
Federal Funds Purchased	61,151	853	5.61	210,677	2,761	5.26
Notes Payable	13,750	296	8.64	13,750	285	8.33
FHLB Advances	306,396	2,125	2.79	242,714	2,092	3.46
Subordinated Debentures	79,424	990	5.02	79,041	993	5.04
Total Interest Bearing Liabilities	3,445,199	35,882	4.19%	3,257,591	29,129	3.59%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	691,891			755,040
Other Noninterest Bearing Liabilities	73,842			64,684
Total Noninterest Bearing Liabilities	765,733			819,724
Shareholders' Equity	435,585			406,347
Total Liabilities and Shareholders' Equity	$4,646,517			$4,483,662
Net Interest Income / Interest Rate Spread		25,288	1.22%		26,280	1.47%
Net Interest Margin (3)			2.24%			2.40%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(292)			(408)
Net Interest Income		$24,996			$25,872
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Six Months Ended
	June 30, 2024			June 30, 2023
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$78,380	$1,751	4.49%	$61,599	$1,034	3.38%
Investment Securities:
Taxable Investment Securities	639,989	15,461	4.86	571,176	11,958	4.22
Tax-Exempt Investment Securities (1)	31,648	801	5.09	28,435	629	4.46
Total Investment Securities	671,637	16,262	4.87	599,611	12,587	4.23
Loans (1)(2)	3,750,561	101,450	5.44	3,673,728	93,332	5.12
Federal Home Loan Bank Stock	18,760	737	7.90	24,639	828	6.77
Total Interest Earning Assets	4,519,338	120,200	5.35%	4,359,577	107,781	4.99%
Noninterest Earning Assets	100,340			85,087
Total Assets	$4,619,678			$4,444,664
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$733,714	$15,963	4.38%	$570,964	$8,698	3.07%
Savings and Money Market Deposits	905,620	18,240	4.05	952,865	13,547	2.87
Time Deposits	339,143	7,017	4.16	258,865	2,771	2.16
Brokered Deposits	995,332	20,588	4.16	820,651	14,356	3.53
Total Interest Bearing Deposits	2,973,809	61,808	4.18	2,603,345	39,372	3.05
Federal Funds Purchased	41,487	1,157	5.61	312,329	7,705	4.97
Notes Payable	13,750	591	8.64	13,750	548	8.03
FHLB Advances	312,522	4,383	2.82	185,785	2,953	3.21
Subordinated Debentures	79,376	1,981	5.02	78,994	1,976	5.05
Total Interest Bearing Liabilities	3,420,944	69,920	4.11%	3,194,203	52,554	3.32%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	695,373			786,009
Other Noninterest Bearing Liabilities	71,445			59,504
Total Noninterest Bearing Liabilities	766,818			845,513
Shareholders' Equity	431,916			404,948
Total Liabilities and Shareholders' Equity	$4,619,678			$4,444,664
Net Interest Income / Interest Rate Spread		50,280	1.24%		55,227	1.67%
Net Interest Margin (3)			2.24%			2.55%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(653)			(788)
Net Interest Income		$49,627			$54,439
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, and for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Three Months Ended June 30, 2024
	Compared with
	Three Months Ended June 30, 2023
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$244	$91	$335
Investment Securities:
Taxable Investment Securities	882	979	1,861
Tax-Exempt Investment Securities	56	45	101
Total Securities	938	1,024	1,962
Loans	628	2,898	3,526
Federal Home Loan Bank Stock	(80)	18	(62)
Total Interest Earning Assets	$1,730	$4,031	$5,761

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$547	$1,805	$2,352
Savings and Money Market Deposits	525	1,886	2,411
Time Deposits	968	1,180	2,148
Brokered Deposits	794	915	1,709
Total Deposits	2,834	5,786	8,620
Federal Funds Purchased	(2,092)	184	(1,908)
Notes Payable	—	11	11
FHLB Advances	435	(402)	33
Subordinated Debentures	2	(5)	(3)
Total Interest Bearing Liabilities	1,179	5,574	6,753
Net Interest Income	$551	$(1,543)	$(992)

	Six Months Ended June 30, 2024
	Compared with
	Six Months Ended June 30, 2023
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$378	$339	$717
Investment Securities:
Taxable Investment Securities	1,695	1,808	3,503
Tax-Exempt Investment Securities	84	88	172
Total Securities	1,779	1,896	3,675
Loans	2,345	5,773	8,118
Federal Home Loan Bank Stock	(229)	138	(91)
Total Interest Earning Assets	$4,273	$8,146	$12,419

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$3,565	$3,700	$7,265
Savings and Money Market Deposits	(914)	5,607	4,693
Time Deposits	1,669	2,577	4,246
Brokered Deposits	3,653	2,579	6,232
Total Deposits	7,973	14,463	22,436
Federal Funds Purchased	(7,530)	982	(6,548)
Notes Payable	—	43	43
FHLB Advances	1,786	(356)	1,430
Subordinated Debentures	15	(10)	5
Total Interest Bearing Liabilities	2,244	15,122	17,366
Net Interest Income	$2,029	$(6,976)	$(4,947)

Comparison of Interest Income, Interest Expense, and Net Interest Margin

Second Quarter of 2024 Compared to Second Quarter of 2023

Net interest income was $25.0 million for the second quarter of 2024, a decrease of $876,000 compared to $25.9 million for the second quarter of 2023. The decrease in net interest income was primarily due to higher rates paid on deposits and growth in the rising interest rate environment, which outpaced the repricing of the loan and securities portfolios.

Net interest margin (on a fully tax-equivalent basis) for the second quarter of 2024 was 2.24%, a 16 basis point decline from 2.40% in the second quarter of 2023. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees, was 2.17% for the second quarter of 2024, a 14 basis point decline from 2.31% in the second quarter of 2023. The decline in the margin was primarily due to higher funding costs, offset partially by higher earning asset yields.

Average interest earning assets were $4.55 billion for the second quarter of 2024, an increase of $150.9 million, or 3.4%, compared to $4.40 billion for the second quarter of 2023. This increase in average interest earning assets was primarily due to growth in the loan portfolio and purchases of investment securities. Average interest bearing liabilities were $3.45 billion for the second quarter of 2024, an increase of $187.6 million, or 5.8%, compared to $3.26 billion for the second quarter of 2023. The increase in average interest bearing liabilities was primarily due to an increase in all deposit types and FHLB advances, offset partially by a decrease in federal funds purchased.

Average interest earning assets produced a tax-equivalent yield of 5.41% for the second quarter of 2024, compared to 5.06% for the second quarter of 2023. The increase in the yield on interest earning assets was primarily due to the purchase of higher yielding securities and the growth and repricing of the loan and securities portfolios in the rising interest rate environment. The average rate paid on interest bearing liabilities was 4.19% for the second quarter of

2024, compared to 3.59% for the second quarter of 2023. The increase was primarily due to deposit repricing, which resulted from a rapid increase in market interest rates.

Interest Income. Total interest income, on a tax-equivalent basis, was $61.2 million for the second quarter of 2024, compared to $55.4 million for the second quarter of 2023. The $5.8 million increase in total interest income on a tax-equivalent basis was primarily due to growth in the loan portfolio, purchases of investment securities and higher earning asset yields in the rising interest rate environment.

Interest income on the investment securities portfolio, on a tax-equivalent basis, increased $2.0 million for the second quarter of 2024, compared to the second quarter of 2023, primarily due to a $77.8 million, or 13.1%, increase in average balances between the two periods and higher rates earned on securities.

Interest income on loans, on a tax-equivalent basis, was $51.6 million for the second quarter of 2024, compared to $48.1 million for the second quarter of 2023. The $3.5 million increase was primarily due to growth and repricing of the loan portfolio in the rising interest rate environment.

Loan interest income and loan fees remain the primary contributing factors to the changes in the yield on interest earning assets. The aggregate loan yield increased to 5.50% in the second quarter of 2024, which was 31 basis points higher than 5.19% in the second quarter of 2023. Despite the overall decrease in fee recognition, the core loan yield continues to rise as new loan originations and the existing portfolio reprice in the higher rate environment.

The following table presents a summary of interest and fees recognized on loans for the periods indicated:

	Three Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Interest	5.42%	5.31%	5.25%	5.16%	5.09%
Fees	0.08	0.07	0.08	0.10	0.10
Yield on Loans	5.50%	5.38%	5.33%	5.26%	5.19%

Interest Expense. Interest expense on interest bearing liabilities was $35.9 million for the second quarter of 2024, an increase of $6.8 million, from $29.1 million for the second quarter of 2023. The increase was primarily due to growth and upward repricing of the deposit portfolio in the higher interest rate environment, offset partially by an overall decrease in borrowings.

Interest expense on deposits was $31.6 million for the second quarter of 2024, an increase of $8.6 million, from $23.0 million for the second quarter of 2023. The increase in interest expense on deposits was primarily due to upward repricing of the deposit portfolio in the higher interest rate environment and the average balance of interest bearing deposits increasing by $273.1 million, or 10.1%. The cost of total deposits was 3.46% in the second quarter of 2024, an 80 basis point increase, compared to 2.66% in the second quarter of 2023. The increase was primarily due to the upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings was $4.3 million for the second quarter of 2024, a decrease of $1.9 million, compared to $6.1 million for the second quarter of 2023. The decrease was primarily due to a decreased utilization of federal funds purchased.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net interest income was $49.6 million for the six months ended June 30, 2024, a decrease of $4.8 million, or 8.8%, compared to $54.4 million for the six months ended June 30, 2023. The decrease in net interest income was primarily due to higher rates paid on deposits and growth in the rising interest rate environment, offset partially by higher earning asset yields.

Net interest margin (on a fully tax-equivalent basis) for the six months ended June 30, 2024 was 2.24%, a 31 basis point decline from 2.55% for the six months ended June 30, 2023. Core net interest margin (on a fully tax-

equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees, was 2.18% for the six months ended June 30, 2024, a 29 basis point decline from 2.47% for the six months ended June 30, 2023.

Average interest earning assets were $4.52 billion for the six months ended June 30, 2024, an increase of $159.8 million, or 3.7%, compared to $4.36 billion for the six months ended June 30, 2023. This increase in average interest earning assets was primarily due to organic growth in the loan portfolio, continued purchases of investment securities, and an increase in cash balances. Average interest bearing liabilities were $3.42 billion for the six months ended June 30, 2024, an increase of $226.7 million, or 7.1%, compared to $3.19 billion for the six months ended June 30, 2023. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing transaction deposits, time deposits, brokered deposits, and FHLB advances, offset partially by a decrease in federal funds purchased.

Average interest earning assets produced a tax-equivalent yield of 5.35% for the six months ended June 30, 2024, compared to 4.99% for the six months ended June 30, 2023. The average rate paid on interest bearing liabilities was 4.11% for the six months ended June 30, 2024, compared to 3.32% for the six months ended June 30, 2023.

Interest Income. Total interest income on a tax-equivalent basis was $120.2 million for the six months ended June 30, 2024, compared to $107.8 million for the six months ended June 30, 2023. The $12.4 million increase in total interest income on a tax-equivalent basis was primarily due to organic growth in the loan portfolio, purchases of investment securities and higher earning asset yields in the rising interest rate environment.

Interest income on the investment securities portfolio, on a tax-equivalent basis, increased $3.7 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to a $72.0 million, or 12.0%, increase in average balances and a 64 basis point increase in yield between the periods.

Interest income on loans, on a tax-equivalent basis, for the six months ended June 30, 2024 was $101.5 million, compared to $93.3 million for the six months ended June 30, 2023. The $8.1 million increase was primarily due to a 2.1% increase in the average balances of loans outstanding and a 32 basis point increase in yield.

Interest Expense. Interest expense on interest bearing liabilities was $69.9 million for the six months ended June 30, 2024, an increase of $17.4 million, compared to $52.6 million for the six months ended June 30, 2023. The increases were primarily due to higher rates paid on deposits in the rising interest rate environment and increased utilization of FHLB advances, offset partially be a decrease in federal funds purchased.

Interest expense on deposits increased to $61.8 million for the six months ended June 30, 2024, compared to $39.4 million for the six months ended June 30, 2023. The $22.4 million increase in interest expense on deposits was primarily due to upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings was $8.1 million for the six months ended June 30, 2024, compared to $13.2 million for the six months ended June 30, 2023. This decrease was primarily due to lower average balances of federal funds purchased, offset partially by higher average balances of FHLB advances.

Provision for Credit Losses

The provision for credit losses on loans was $600,000 for the second quarter of 2024, compared to $550,000 for the second quarter of 2023. The provision for credit losses on loans was $1.5 million for the six months ended June 30, 2024, compared to $2.1 million for the six months ended June 30, 2023. The provision for credit losses on loans recorded in the second quarter of 2024 was primarily attributable to changes in the mix of the loan portfolio. The allowance for credit losses on loans to total loans was 1.37% at June 30, 2024, compared to 1.36% at June 30, 2023.

The following table presents a summary of the activity in the allowance for credit losses on loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at Beginning of Period	$51,347	$50,148	$50,494	$47,996
Impact of Adopting CECL	—	—	—	650
Provision for Credit Losses	600	550	1,450	2,050
Charge-offs	(10)	(3)	(12)	(7)
Recoveries	12	6	17	12
Balance at End of Period	$51,949	$50,701	$51,949	$50,701

There was no provision for credit losses for off-balance sheet credit exposures for the second quarter of 2024, compared to a negative provision of $500,000 for the second quarter of 2023. No provision was recorded during the second quarter of 2024 due to unfunded commitments remaining stable as the migration to funded loans was offset by the volume of newly originated loans with unfunded commitments. The provision for credit losses for off-balance sheet exposures was a negative provision of $100,000 for the six months ended June 30, 2024, compared to a negative provision of $1.4 million for the six months ended June 30, 2023. The negative provision for both periods was due to a reduction in outstanding unfunded commitments. The allowance for credit losses on off-balance sheet credit exposures was $2.9 million as of second quarter of 2024, compared to $3.0 million as of December 31, 2023.

The following table presents a summary of the activity in the provision for credit losses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2024	2023	(Decrease)	2024	2023	(Decrease)
Provision for Credit Losses on Loans	$600	$550	$50	$1,450	$2,050	$(600)
Provision for (Recovery of) Credit Losses for Off-Balance Sheet Credit Exposures	—	(500)	500	(100)	(1,375)	1,275
Provision for Credit Losses	$600	$50	$550	$1,350	$675	$675

Noninterest Income

Noninterest income was $1.8 million for the second quarter of 2024, an increase of $348,000 from $1.4 million for the second quarter of 2023. The increase was primarily due to a net gain on sale of securities and an increase in the cash surrender value of bank-owned life insurance. Noninterest income was $3.3 million for the six months ended June 30, 2024, a decrease of $45,000 from $3.4 million for the six months ended June 30, 2023. The decrease was primarily due to lower letter of credit fees and $299,000 of FHLB prepayment income recognized in the previous year which did not reoccur, offset partially by an increase in net gain on sale of securities.

The following table presents the major components of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2024	2023	(Decrease)	2024	2023	(Decrease)
Noninterest Income:
Customer Service Fees	$366	$368	$(2)	$708	$717	$(9)
Net Gain (Loss) on Sales of Securities	320	50	270	413	(6)	419
Letter of Credit Fees	387	379	8	703	1,013	(310)
Debit Card Interchange Fees	155	155	—	296	293	3
Bank-Owned Life Insurance	312	238	74	613	472	141
FHLB Prepayment Income	—	—	—	—	299	(299)
Other Income	223	225	(2)	580	570	10
Totals	$1,763	$1,415	$348	$3,313	$3,358	$(45)

Noninterest Expense

Second Quarter of 2024 Compared to Second Quarter of 2023

Noninterest expense was $15.5 million for the second quarter of 2024, an increase of $1.3 million from $14.3 million for the second quarter of 2023. The increase was primarily attributable to increases in salaries and employee benefits, higher derivative collateral fees and information technology and telecommunications, offset partially by a decrease in the FDIC insurance assessment.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Noninterest expense was $30.7 million for the six months ended June 30, 2024, an increase of $2.4 million, from $28.3 million for the six months ended June 30, 2023. The increase was primarily attributable to increases in salaries and employee benefits, higher derivative collateral fees and increases in information technology and communications, professional and consulting fees and data processing fees.

The Company had 258 full-time equivalent employees at the end of the second quarter of 2024, compared to 253 at the end of the second quarter of 2023.

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

The efficiency ratio was 58.7% for the second quarter of 2024, compared to 52.3% for the second quarter of 2023. The efficiency ratio for the six months ended June 30, 2024 and 2023 was 58.5% and 48.9%, respectively. The efficiencies of the Company’s “branch-light” model have positioned the Company well to continue navigating a challenging environment for a more spread-based revenue model.

The following table presents the major components of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2024	2023	(Decrease)	2024	2023	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$9,675	$8,589	$1,086	$19,108	$17,404	$1,704
Occupancy and Equipment	1,092	1,075	17	2,149	2,284	(135)
FDIC Insurance Assessment	725	900	(175)	1,600	1,565	35
Data Processing	472	401	71	884	758	126
Professional and Consulting Fees	852	829	23	1,741	1,584	157
Derivative Collateral Fees	528	404	124	1,014	784	230
Information Technology and Telecommunications	812	711	101	1,608	1,394	214
Marketing and Advertising	317	321	(4)	639	583	56
Intangible Asset Amortization	8	34	(26)	17	82	(65)
Other Expense	1,058	1,010	48	1,968	1,905	63
Totals	$15,539	$14,274	$1,265	$30,728	$28,343	$2,385

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

Income tax expense was $2.5 million for the second quarter of 2024, compared to $3.1 million for the second quarter of 2023. The effective combined federal and state income tax rate for the second quarter of 2024 was 23.6%, compared to 24.3% for the second quarter of 2023. Income tax expense was $4.9 million for the six months ended June 30, 2024, compared to $7.3 million for the six months ended June 30, 2023. The effective combined federal and state income tax rate for the six months ended June 30, 2024 and 2023 was 23.6% and 25.4%, respectively. The decrease in the effective tax rate across both periods was primarily due to the timing and delivery of tax credits.

Financial Condition

Assets

Total assets at June 30, 2024 were $4.69 billion, an increase of $75.0 million, or 1.6%, over total assets of $4.61 billion at December 31, 2023, and an increase of $83.9 million, or 1.8%, over total assets of $4.60 billion at June 30, 2023. The year-to-date growth was primarily due to organic loan growth. The year-over-year growth was primarily due to organic loan growth and purchases of investment securities, offset partially by a decrease in cash and cash equivalents.

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

Securities available for sale were $601.1 million at June 30, 2024, compared to $604.1 million at December 31, 2023, a decrease of $3.0 million or 0.5%. At June 30, 2024, U.S. government agency mortgage-backed securities represented 16.5% of the portfolio, municipal securities represented 22.1% of the portfolio, corporate securities represented 23.3% of the portfolio, SBA securities represented 2.6% of the portfolio, other mortgage-backed securities represented 17.5% of the portfolio, and asset-backed securities represented 18.0% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
SBA Securities	$15,708	$15,908	$18,497	$18,674
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	6,946	6,293	45,256	44,188
Issued by FNMA and FHLMC	23,526	20,504	24,319	21,687
Other Residential Mortgage-Backed Securities	71,861	62,104	74,832	65,617
Commercial Mortgage-Backed Securities	10,580	10,012	10,811	10,292
All Other Commercial MBS	106,999	104,988	94,237	93,531
Total MBS	219,912	203,901	249,455	235,315
Municipal Securities	152,030	132,551	151,512	132,524
Corporate Securities	149,103	140,297	142,098	130,605
Asset-Backed Securities	107,826	108,400	87,054	86,986
Total	$644,579	$601,057	$648,616	$604,104

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

Total gross loans at June 30, 2024 were $3.80 billion, an increase of $76.1 million, or 2.0%, over total gross loans of $3.72 billion at December 31, 2023, and an increase of $64.2 million, or 1.7%, over total gross loans of $3.74 billion at June 30, 2023. For the six months ended June 30, 2024, the increase in the loan portfolio was primarily due to increased loan originations, partially offset by an increase in loan payoffs. Gross loans grew on an annualized basis of 4.1% during the six months ended June 30, 2024. The pace of loan growth has moderated, when compared to historical levels, due to active balance sheet management to align loan growth with the funding outlook and ultimately the impact of the higher interest rate environment on the number of prospective deals that meet underwriting standards.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	June 30, 2024		March 31, 2024		December 31, 2023		September 30, 2023		June 30, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$518,762	13.6%	$483,069	12.8%	$464,061	12.4%	$459,854	12.3%	$460,061	12.3%
Construction and Land Development	134,096	3.5	200,970	5.3	232,804	6.3	294,818	7.9	351,069	9.4
1-4 Family Construction	60,551	1.6	65,606	1.7	65,087	1.8	64,463	1.7	69,648	1.8
Real Estate Mortgage:
1-4 Family Mortgage	416,944	11.0	417,773	11.0	402,396	10.8	404,716	10.9	400,708	10.7
Multifamily	1,404,835	37.0	1,389,345	36.7	1,388,541	37.3	1,378,669	37.0	1,314,524	35.2
CRE Owner Occupied	185,988	4.9	182,589	4.8	175,783	4.7	159,485	4.3	159,088	4.3
CRE Nonowner Occupied	1,070,050	28.2	1,035,702	27.4	987,306	26.5	951,263	25.6	971,532	26.0
Total Real Estate Mortgage Loans	3,077,817	81.1	3,025,409	79.9	2,954,026	79.3	2,894,133	77.8	2,845,852	76.2
Consumer and Other	9,159	0.2	9,151	0.3	8,304	0.2	9,003	0.3	9,581	0.3
Total Loans, Gross	3,800,385	100.0%	3,784,205	100.0%	3,724,282	100.0%	3,722,271	100.0%	3,736,211	100.0%
Allowance for Credit Losses	(51,949)		(51,347)		(50,494)		(50,585)		(50,701)
Net Deferred Loan Fees	(6,214)		(6,356)		(6,573)		(7,222)		(7,718)
Total Loans, Net	$3,742,222		$3,726,502		$3,667,215		$3,664,464		$3,677,792

The Company primarily focuses on real estate mortgage lending, which constituted 81.1% of the portfolio at June 30, 2024. The composition of the portfolio has remained relatively consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of June 30, 2024, investor CRE loans totaled $2.67 billion, consisting of $1.07 billion of loans secured by nonowner occupied CRE, $1.40 billion of loans secured by multifamily residential properties, $60.6 million of 1-4 family construction loans and $134.1 million of construction and land development loans. Investor CRE loans represented 70.2% of the total gross loan portfolio and 465.9% of the Bank’s total risk-based capital at June 30, 2024, compared to 71.8% and 482.4%, respectively, at December 31, 2023.

The following table provides a breakdown of CRE nonowner occupied loans by collateral types as of June 30, 2024:

		Percent of	Percent of
		CRE Nonowner	Total Loan
(dollars in thousands)	Balance	Occupied Portfolio	Portfolio
Collateral Type:
Industrial	$262,652	24.5%	6.9%
Office	200,459	18.7	5.3
Retail	166,715	15.6	4.4
Nursing/Assisted Living	143,248	13.4	3.8
Mini Storage Facility	105,865	9.9	2.8
Medical Office	90,870	8.5	2.4
Other	100,241	9.4	2.6
Total CRE Nonowner Occupied	$1,070,050	100.0%	28.2%

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$214,580	$206,255	$94,218	$3,709
Construction and Land Development	48,910	60,226	24,960	—
1-4 Family Construction	40,610	9,823	10,118	—
Real Estate Mortgage:
1-4 Family Mortgage	63,587	272,285	80,434	638
Multifamily	236,900	564,434	516,352	87,149
CRE Owner Occupied	8,420	105,356	72,212	—
CRE Nonowner Occupied	262,718	527,232	280,100	—
Total Real Estate Mortgage Loans	571,625	1,469,307	949,098	87,787
Consumer and Other	6,261	2,690	—	208
Total Loans, Gross	$881,986	$1,748,301	$1,078,394	$91,704
Interest Rate Sensitivity:
Fixed Interest Rates	$575,062	$1,445,295	$563,285	$26,446
Floating or Adjustable Rates	306,924	303,006	515,109	65,258
Total Loans, Gross	$881,986	$1,748,301	$1,078,394	$91,704

	As of December 31, 2023
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$157,047	$206,460	$96,826	$3,728
Construction and Land Development	99,183	93,013	40,608	—
1-4 Family Construction	46,601	9,476	9,010	—
Real Estate Mortgage:
1-4 Family Mortgage	59,962	262,468	79,320	646
Multifamily	242,291	482,380	576,348	87,522
CRE Owner Occupied	8,271	83,280	84,232	—
CRE Nonowner Occupied	204,297	503,196	279,813	—
Total Real Estate Mortgage Loans	514,821	1,331,324	1,019,713	88,168
Consumer and Other	2,568	5,533	—	203
Total Loans, Gross	$820,220	$1,645,806	$1,166,157	$92,099
Interest Rate Sensitivity:
Fixed Interest Rates	$502,454	$1,414,656	$673,563	$26,172
Floating or Adjustable Rates	317,766	231,150	492,594	65,927
Total Loans, Gross	$820,220	$1,645,806	$1,166,157	$92,099

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

The following table presents information on loan classifications at June 30, 2024. The Company had no assets classified as doubtful or loss at June 30, 2024.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$495	$14,898	$15,393
Construction and Land Development	—	68	68
Real Estate Mortgage:
1-4 Family Mortgage	—	652	652
Multifamily	12,952	—	12,952
CRE Owner Occupied	1,730	986	2,716
CRE Nonowner Occupied	15,259	17,304	32,563
Total Real Estate Mortgage Loans	29,941	18,942	48,883
Totals	$30,436	$33,908	$64,344

Loans that have potential weaknesses that warranted a watchlist risk rating at June 30, 2024 totaled $30.4 million, compared to $26.5 million at December 31, 2023. Loans that warranted a substandard risk rating at June 30, 2024 totaled $33.9 million, compared to $35.9 million at December 31, 2023. Management continues to actively work with these borrowers and closely monitor substandard credits.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonaccrual loans totaled $678,000 at June 30, 2024 and $919,000 at December 31, 2023, a decrease of $242,000. There were no loans 90 days past due and still accruing as of June 30, 2024 or December 31, 2023. There were no foreclosed assets as of June 30, 2024 and December 31, 2023.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Total Nonaccrual Loans	$678	$919
Total Nonperforming Loans	$678	$919
Plus: Foreclosed Assets	—	—
Total Nonperforming Assets (1)	$678	$919
Nonaccrual Loans to Total Loans	0.02%	0.02%
Nonperforming Loans to Total Loans	0.02	0.02
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.02	0.02
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, to place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for credit losses on loans is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans during the three and six months ended June 30, 2024 was $23,000 and $36,000, respectively.

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

At June 30, 2024, the allowance for credit losses on loans was $51.9 million, an increase of $1.5 million from $50.5 million at December 31, 2023. Net charge-offs (recoveries) totaled ($2,000) during the second quarter of 2024 and ($3,000) during the second quarter of 2023. Net charge-offs (recoveries) totaled ($5,000) for both the six months ended June 30, 2024 and June 30, 2023. The allowance for credit losses on loans as a percentage of total loans was 1.37% at June 30, 2024, compared to 1.36% at December 31, 2023.

The following table presents a summary of net charge-offs for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023
Net Charge-offs (Recoveries)
Commercial	$(2)	$(2)	$(5)	$(5)
Real Estate Mortgage:
1-4 Family Mortgage	(2)	(1)	(3)	(2)
Total Real Estate Mortgage Loans	(2)	(1)	(3)	(2)
Consumer and Other	2	—	3	2
Total Net Charge-offs (Recoveries)	$(2)	$(3)	$(5)	$(5)
Net Charge-offs to Average Loans
Commercial	0.00%	0.00%	0.00%	0.00%
Real Estate Mortgage:
1-4 Family Mortgage	0.00	0.00	0.00	0.00
Total Real Estate Mortgage Loans	0.00	0.00	0.00	0.00
Consumer and Other	0.09	0.00	0.02	0.04
Total Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.00%	0.00%	0.00%	0.00%
Gross Loans, End of Period	$3,800,385	$3,736,211	$3,800,385	$3,736,211
Average Loans	3,771,768	3,716,534	3,750,561	3,673,728
Allowance for Credit Losses to Total Gross Loans	1.37%	1.36%	1.37%	1.36%

The following table presents a summary of the allocation of the allowance for credit losses on loans by loan portfolio segment as of the dates indicated:

	June 30,		December 31,
	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$6,018	11.6%	$5,398	10.7%
Construction and Land Development	1,220	2.4	2,156	4.3
1-4 Family Construction	522	1.0	558	1.1
Real Estate Mortgage:
1 - 4 Family Mortgage	2,774	5.3	2,651	5.3
Multifamily	22,480	43.3	22,217	44.0
CRE Owner Occupied	1,258	2.4	1,184	2.3
CRE Nonowner Occupied	17,581	33.8	16,225	32.1
Total Real Estate Mortgage Loans	44,093	84.8	42,277	83.7
Consumer and Other	96	0.2	105	0.2
Total Allowance for Credit Losses	$51,949	100.0%	$50,494	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	June 30, 2024		March 31, 2024		December 31, 2023		September 30, 2023		June 30, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$705,175	18.5%	$698,432	18.3%	$756,964	20.4%	$754,297	20.5%	$751,217	21.0%
Interest Bearing Transaction Deposits	752,568	19.8	783,736	20.6	692,801	18.7	780,863	21.3	719,488	20.1
Savings and Money Market Deposits	943,994	24.8	979,773	25.7	935,091	25.2	872,534	23.7	860,613	24.1
Time Deposits	373,713	9.8	352,510	9.3	300,651	8.1	265,737	7.2	271,783	7.6
Brokered Deposits	1,032,262	27.1	992,774	26.1	1,024,441	27.6	1,002,078	27.3	974,831	27.2
Total Deposits	$3,807,712	100.0%	$3,807,225	100.0%	$3,709,948	100.0%	$3,675,509	100.0%	$3,577,932	100.0%

Total deposits at June 30, 2024 were $3.81 billion, an increase of $97.8 million, compared to total deposits of $3.71 billion at December 31, 2023, and an increase of $229.8 million, or 6.4%, over total deposits of $3.58 billion at June 30, 2023. Core deposits, defined as total deposits excluding brokered deposits and time deposits greater than $250,000, increased $37.6 million, or 3.0% annualized, from December 31, 2023. Growth in core deposits was primarily due to increased balances of existing clients and new client acquisitions. Based on the nature of these inflows, management believes core deposits could fluctuate in future periods as deposit growth is not always linear.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. As of June 30, 2024, total brokered deposits were $1.03 billion, an increase of $7.8 million, compared to total brokered deposits of $1.02 billion at December 31, 2023. Brokered deposits continue to be used as a supplemental funding source, as needed, to support loan portfolio growth.

The following table presents the average balance and average rate paid on each of the following deposit categories as of and for the three months ended June 30, 2024 and 2023:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$691,891	—%	$755,040	—%
Interest Bearing Transaction Deposits	732,923	4.54	683,034	3.48
Savings and Money Market Deposits	914,397	4.16	861,947	3.28
Time Deposits < $250,000	180,855	3.79	188,318	2.17
Time Deposits > $250,000	179,836	4.80	81,121	3.37
Brokered Deposits	976,467	4.13	896,989	3.72
Total Deposits	$3,676,369	3.46%	$3,466,449	2.66%

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $858.0 million, or 22.5% of total deposits, at June 30, 2024 and $900.0 million, or 24.3% of total deposits, at December 31, 2023. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Other Borrowings

At June 30, 2024, the Company had outstanding FHLB advances of $287.0 million, compared to $319.5 million at December 31, 2023. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $451.2 million and $498.7 million at June 30, 2024 and December 31, 2023, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. The maximum principal amount of the revolving line of credit is $40.0 million and matures on September 1, 2024. As of both June 30, 2024 and December 31, 2023, the Company had $13.8 million of outstanding balances under the revolving line of credit.

Additionally, the Company has borrowing capacity from other sources. As of June 30, 2024, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $1.02 billion and $979.4 million at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had no outstanding advances from the discount window.

Subordinated Debentures

As of June 30, 2024 and December 31, 2023, the Company had subordinated debentures, net of issuance costs, of $79.5 million and $79.3 million, respectively.

For additional information, see “Note 8 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at June 30, 2024:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$2,541,900	$—	$—	$—	$2,541,900
Time Deposits	421,417	602,842	196,847	44,706	1,265,812
Notes Payable	13,750	—	—	—	13,750
FHLB Advances	215,500	49,000	22,500	—	287,000
Subordinated Debentures	—	—	—	80,000	80,000
Commitment to Fund Tax Credit Investments	2,693	—	—	—	2,693
Operating Lease Obligations	593	899	427	5	1,924
Totals	$3,195,853	$652,741	$219,774	$124,711	$4,193,079

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

Capital

Total shareholders’ equity at June 30, 2024 was $439.2 million, an increase of $13.7 million, or 3.2%, compared to total shareholders’ equity of $425.5 million at December 31, 2023. The increase was primarily due to net income retained and an increase in unrealized gains in the derivatives portfolio, offset partially by preferred stock dividends and stock repurchases.

Tangible book value per share, a non-GAAP financial measure, was $13.53 as of June 30, 2024, an increase of 5.4% from $12.84 as of December 31, 2023. Tangible common equity as a percentage of tangible assets, a non-GAAP financial measure, was 7.90% at June 30, 2024, compared to 7.73% at December 31, 2023.

Stock Repurchase Program. During the three months ended June 30, 2024, the Company repurchased 252,707 shares of its common stock, representing less than 1% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $11.48 for a total of $2.9 million. During the six months ended June 30, 2024, the Company repurchased 446,509 shares of its common stock, representing 1.6% of the Company’s issued and outstanding shares. Shares were repurchased during this period at a weighted average price of $11.60 per share, for a total of $5.2 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. At June 30, 2024, the remaining amount that could be used to repurchase shares under the stock repurchase program was $15.3 million. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2024. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios as of the dates indicated are presented in the following tables:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Company (Consolidated):
Total Risk-based Capital	$579,988	14.16%	$327,576	8.00%	$429,943	10.50%	N/A	N/A
Tier 1 Risk-based Capital	451,764	11.03	245,682	6.00	348,049	8.50	N/A	N/A
Common Equity Tier 1 Capital	385,250	9.41	184,261	4.50	286,629	7.00	N/A	N/A
Tier 1 Leverage Ratio	451,764	9.66	187,110	4.00	187,110	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$572,981	14.01%	$327,129	8.00%	$429,357	10.50%	$408,912	10.00%
Tier 1 Risk-based Capital	524,306	12.82	245,347	6.00	347,575	8.50	327,129	8.00
Common Equity Tier 1 Capital	524,306	12.82	184,010	4.50	286,238	7.00	265,793	6.50
Tier 1 Leverage Ratio	524,306	11.22	186,895	4.00	186,895	4.00	233,619	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Company (Consolidated):
Total Risk-based Capital	$570,770	13.97%	$326,872	8.00%	$429,019	10.50%	N/A	N/A
Tier 1 Risk-based Capital	440,947	10.79	245,154	6.00	347,301	8.50	N/A	N/A
Common Equity Tier 1 Capital	374,433	9.16	183,865	4.50	286,013	7.00	N/A	N/A
Tier 1 Leverage Ratio	440,947	9.57	184,383	4.00	184,383	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$554,269	13.58%	$326,528	8.00%	$428,568	10.50%	$408,160	10.00%
Tier 1 Risk-based Capital	503,787	12.34	244,896	6.00	346,936	8.50	326,528	8.00
Common Equity Tier 1 Capital	503,787	12.34	183,672	4.50	285,712	7.00	265,304	6.50
Tier 1 Leverage Ratio	503,787	10.95	184,037	4.00	184,037	4.00	230,047	5.00

Regulations include a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At June 30, 2024, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represented credit risk as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$155,024	$363,243	$164,880	$381,752
Letters of Credit	8,554	97,930	6,780	96,509
Totals	$163,578	$461,173	$171,660	$478,261

The Company had outstanding letters of credit with the FHLB of $164.2 million and $114.4 million at June 30, 2024 and December 31, 2023, respectively, on behalf of customers and to secure public deposits.

Liquidity

Liquidity is the Company’s capacity to meet cash and collateral obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on the Company’s ability to efficiently meet both expected and unexpected cash flow and collateral needs without adversely affecting either daily operations or financial condition. The Bank’s Asset Liability Management, or ALM, Committee, which is comprised of members of senior management, is responsible for managing commitments to meet the needs of customers while achieving the Company’s financial objectives. The ALM Committee meets regularly to review balance sheet composition, funding capacities, and current and forecasted loan demand.

The Company manages liquidity by maintaining adequate levels of cash and other assets from on- and off-balance sheet arrangements. Specifically, on-balance sheet liquidity consists of cash and due from banks and unpledged investment securities available for sale, which are referred to as primary liquidity. In regards to off-balance sheet capacity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB, the Federal Reserve Bank of Minneapolis, and a correspondent lender, as well as unsecured lines of credit for the purpose of overnight funds with various correspondent banks, which the Company refers to as secondary liquidity. During the second quarter of 2024, the Company elected not to renew its membership and discontinued its use of the American Financial Exchange, or AFX. This had no impact on liquidity ratios as the availability of funds changed daily and therefore was not previously included in secondary liquidity. The Company had no borrowings outstanding through the AFX as of December 31, 2023.

Total on- and off-balance sheet liquidity was $2.22 billion as of June 30, 2024, compared to $2.23 billion at December 31, 2023. The Company did not utilize the Federal Reserve Discount Window during the six months ended June 30, 2024.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	June 30, 2024	December 31, 2023
(dollars in thousands)
Cash and Cash Equivalents	$97,237	$96,594
Securities Available for Sale	601,057	604,104
Less: Pledged Securities	(169,095)	(170,727)
Total Primary Liquidity	$529,199	$529,971
Ratio of Primary Liquidity to Total Deposits	13.9%	14.3%

Secondary Liquidity—Off-Balance Sheet
Net Secured Borrowing Capacity with the FHLB	$451,171	$498,736
Net Secured Borrowing Capacity with the Federal Reserve Bank	1,015,873	979,448
Unsecured Borrowing Capacity with Correspondent Lenders	200,000	200,000
Secured Borrowing Capacity with Correspondent Lender	26,250	26,250
Total Secondary Liquidity	1,693,294	1,704,434
Total Primary and Secondary Liquidity	$2,222,493	$2,234,405
Ratio of Primary and Secondary Liquidity to Total Deposits	58.4%	60.2%

During the six months ended June 30, 2024, primary liquidity decreased by $772,000 due to a $3.0 million decrease in securities available for sale, offset partially by a $643,000 increase in cash and cash equivalents and a $1.6 million decrease in pledged securities, when compared to December 31, 2023. Secondary liquidity decreased by $11.1 million as of June 30, 2024, when compared to December 31, 2023, due to a $47.6 million decrease in the borrowing capacity with the FHLB, offset partially by a $36.4 million increase in the borrowing capacity with the Federal Reserve Bank.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At June 30, 2024, core deposits totaled approximately $2.58 billion and represented 67.9% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At June 30, 2024, brokered deposits totaled $1.03 billion, consisting of $892.1 million of brokered time deposits and $140.2 million of non-maturity brokered money market and transaction accounts. At December 31, 2023, brokered deposits totaled $1.02 billion, consisting of $850.5 million of brokered time deposits and $174.0 million of non-maturity brokered money market and transaction accounts.

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

Non-GAAP Financial Measures

In addition to financial measures presented in accordance with GAAP, the Company routinely supplements its evaluation with an analysis of certain non-GAAP financial measures. The Company believes these non-GAAP financial measures, in addition to the related GAAP measures, provide meaningful information to investors to help them understand the Company’s operating performance and trends, and to facilitate comparisons with the performance of peers. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of non-GAAP disclosures used in this report to the comparable GAAP measures are provided in the following tables:

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2024	2024	2023	2023	2023	2024	2023

Pre-Provision Net Revenue
Noninterest Income	$1,763	$1,550	$1,409	$1,726	$1,415	$3,313	$3,358
Less: (Gain) Loss on Sales of Securities	(320)	(93)	27	—	(50)	(413)	6
Less: FHLB Advance Prepayment Income	—	—	—	(493)	—	—	(299)
Total Operating Noninterest Income	1,443	1,457	1,436	1,233	1,365	2,900	3,065
Plus: Net Interest Income	24,996	24,631	25,314	25,421	25,872	49,627	54,439
Net Operating Revenue	$26,439	$26,088	$26,750	$26,654	$27,237	$52,527	$57,504

Noninterest Expense	$15,539	$15,189	$15,740	$15,237	$14,274	$30,728	$28,343
Total Operating Noninterest Expense	$15,539	$15,189	$15,740	$15,237	$14,274	$30,728	$28,343

Pre-Provision Net Revenue	$10,900	$10,899	$11,010	$11,417	$12,963	$21,799	$29,161

Plus:
Non-Operating Revenue Adjustments	320	93	(27)	493	50	413	293
Less:
Provision for (Recovery of) Credit Losses	600	750	(250)	(600)	50	1,350	675
Provision for Income Taxes	2,505	2,411	2,360	2,881	3,147	4,916	7,321
Net Income	$8,115	$7,831	$8,873	$9,629	$9,816	$15,946	$21,458

Average Assets	$4,646,517	$4,592,838	$4,567,446	$4,504,937	$4,483,662	$4,619,678	$4,444,664
Pre-Provision Net Revenue Return on Average Assets	0.94%	0.95%	0.96%	1.01%	1.16%	0.95%	1.32%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2024	2024	2023	2023	2023	2024	2023

Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$25,288	$24,992	$25,683	$25,822	$26,280	$50,280	$55,227
Less: Loan Fees	(767)	(608)	(751)	(914)	(941)	(1,374)	(1,939)
Core Net Interest Income	$24,521	$24,384	$24,932	$24,908	$25,339	$48,906	$53,288

Average Interest Earning Assets	$4,545,920	$4,492,756	$4,480,428	$4,416,424	$4,395,050	$4,519,338	$4,359,577
Core Net Interest Margin	2.17%	2.18%	2.21%	2.24%	2.31%	2.18%	2.46%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2024	2024	2023	2023	2023	2024	2023

Efficiency Ratio
Noninterest Expense	$15,539	$15,189	$15,740	$15,237	$14,274	$30,728	$28,343
Less: Amortization of Intangible Assets	(8)	(9)	(9)	(9)	(34)	(17)	(82)
Adjusted Noninterest Expense	$15,531	$15,180	$15,731	$15,228	$14,240	$30,711	$28,261

Net Interest Income	$24,996	$24,631	$25,314	$25,421	$25,872	49,627	54,439
Noninterest Income	1,763	1,550	1,409	1,726	1,415	3,313	3,358
Less: Gain (Loss) on Sales of Securities	(320)	(93)	27	—	(50)	(413)	6
Adjusted Operating Revenue	$26,439	$26,088	$26,750	$27,147	$27,237	$52,527	$57,803
Efficiency Ratio	58.7%	58.2%	58.8%	56.1%	52.3%	58.5%	48.9%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2024	2024	2023	2023	2023	2024	2023

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$439,241	$433,611	$425,515	$415,960	$409,126
Less: Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Total Common Shareholders' Equity	372,727	367,097	359,001	349,446	342,612
Less: Intangible Assets	(2,797)	(2,806)	(2,814)	(2,823)	(2,832)
Tangible Common Equity	$369,930	$364,291	$356,187	$346,623	$339,780

Total Assets	$4,687,035	$4,723,109	$4,611,990	$4,557,070	$4,603,185
Less: Intangible Assets	(2,797)	(2,806)	(2,814)	(2,823)	(2,832)
Tangible Assets	$4,684,238	$4,720,303	$4,609,176	$4,554,247	$4,600,353
Tangible Common Equity/Tangible Assets	7.90%	7.72%	7.73%	7.61%	7.39%

Tangible Book Value Per Share
Book Value Per Common Share	$13.63	$13.30	$12.94	$12.47	$12.25
Less: Effects of Intangible Assets	(0.10)	(0.10)	(0.10)	(0.10)	(0.10)
Tangible Book Value Per Common Share	$13.53	$13.20	$12.84	$12.37	$12.15

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$7,101	$6,818	$7,859	$8,616	$8,802	$13,919	$19,431

Average Shareholders' Equity	$435,585	$428,248	$417,789	$414,047	$406,347	$431,916	$404,948
Less: Average Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Average Common Equity	369,071	361,734	351,275	347,533	339,833	365,402	338,434
Less: Effects of Average Intangible Assets	(2,802)	(2,811)	(2,819)	(2,828)	(2,846)	(2,806)	(2,870)
Average Tangible Common Equity	$366,269	$358,923	$348,456	$344,705	$336,987	$362,596	$335,564
Return on Average Tangible Common Equity	7.80%	7.64%	8.95%	9.92%	10.48%	7.72%	11.68%

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At June 30, 2024 and December 31, 2023, these cash flow hedges had a total notional amount of $278.0 million and $308.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2024 and December 31, 2023 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, and 300 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 400 basis points does not provide us with meaningful results and thus is not presented.

(dollars in thousands)	June 30, 2024		December 31, 2023
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$111,613	(4.94)%	$118,597	(2.39)%
+300	112,734	(3.98)	118,983	(2.08)
+200	113,715	(3.15)	119,395	(1.74)
+100	115,000	(2.05)	119,916	(1.31)
0	117,409	—	121,504	—
−100	121,268	3.29	125,138	2.99
−200	124,785	6.28	128,643	5.87
−300	129,127	9.98	132,269	8.86

The table above indicates that as of June 30, 2024, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 4.94% decrease in net interest income. In the event of an immediate 300 basis point decrease in interest rates, the Company would experience a 9.98% increase in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2024, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the second quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2024	215,855	$11.57	215,342	$15,690,188
May 1 - 31, 2024	12,365	11.15	12,365	15,552,355
June 1 - 30, 2024	25,242	10.85	25,000	15,281,253
Total	253,462	$11.48	252,707	$15,281,253
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.

(2)	On August 17, 2022, the Company’s board of directors approved a stock repurchase program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. The stock repurchase program will expire on August 16, 2024. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended June 30, 2024 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: August 1, 2024	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	President and Chief Financial Officer (Principal Financial Officer)