Form 10-Q
period 2024-09-30
Bridgewater Bancshares Inc
filed 2024-10-31
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the Common Stock outstanding as of October 29, 2024 was 27,425,690.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$191,859	$128,562
Securities Available for Sale, at Fair Value	664,715	604,104
Loans, Net of Allowance for Credit Losses of $51,018 at September 30, 2024 (unaudited) and $50,494 at December 31, 2023	3,628,867	3,667,215
Federal Home Loan Bank (FHLB) Stock, at Cost	18,626	17,097
Premises and Equipment, Net	47,777	48,886
Foreclosed Assets	434	—
Accrued Interest	16,750	16,697
Goodwill	2,626	2,626
Other Intangible Assets, Net	163	188
Bank-Owned Life Insurance	38,219	34,477
Other Assets	81,481	92,138
Total Assets	$4,691,517	$4,611,990

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$713,309	$756,964
Interest Bearing	3,034,133	2,952,984
Total Deposits	3,747,442	3,709,948
Notes Payable	13,750	13,750
FHLB Advances	349,500	319,500
Subordinated Debentures, Net of Issuance Costs	79,574	79,288
Accrued Interest Payable	3,458	5,282
Other Liabilities	45,593	58,707
Total Liabilities	4,239,317	4,186,475

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at September 30, 2024 (unaudited) and December 31, 2023	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,425,690 at September 30, 2024 (unaudited) and 27,748,965 at December 31, 2023	274	277
Additional Paid-In Capital	94,597	96,320
Retained Earnings	302,231	280,650
Accumulated Other Comprehensive Loss	(11,416)	(18,246)
Total Shareholders' Equity	452,200	425,515
Total Liabilities and Equity	$4,691,517	$4,611,990

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans, Including Fees	$51,895	$48,999	$152,861	$141,675
Investment Securities	8,725	6,507	24,818	18,962
Other	2,407	1,303	4,895	3,165
Total Interest Income	63,027	56,809	182,574	163,802

INTEREST EXPENSE
Deposits	34,187	27,225	95,995	66,597
Federal Funds Purchased	2	548	1,159	8,253
Notes Payable	296	296	887	844
FHLB Advances	1,942	2,316	6,325	5,269
Subordinated Debentures	1,001	1,003	2,982	2,979
Total Interest Expense	37,428	31,388	107,348	83,942

NET INTEREST INCOME	25,599	25,421	75,226	79,860
Provision for (Recovery of) Credit Losses	—	(600)	1,350	75

NET INTEREST INCOME AFTER
PROVISION FOR (RECOVERY OF) CREDIT LOSSES	25,599	26,021	73,876	79,785

NONINTEREST INCOME
Customer Service Fees	373	379	1,081	1,096
Net Gain (Loss) on Sales of Available for Sale Securities	(28)	—	385	(6)
Letter of Credit Fees	424	315	1,127	1,328
Debit Card Interchange Fees	152	150	448	443
Bank-Owned Life Insurance	352	252	965	724
FHLB Prepayment Income	—	493	—	792
Other Income	249	137	829	707
Total Noninterest Income	1,522	1,726	4,835	5,084

NONINTEREST EXPENSE
Salaries and Employee Benefits	9,851	9,519	28,959	26,923
Occupancy and Equipment	1,069	1,101	3,218	3,385
FDIC Insurance Assessment	750	1,075	2,350	2,640
Data Processing	368	392	1,252	1,150
Professional and Consulting Fees	1,149	715	2,890	2,299
Derivative Collateral Fees	381	543	1,395	1,327
Information Technology and Telecommunications	840	683	2,448	2,077
Marketing and Advertising	367	222	1,006	805
Intangible Asset Amortization	9	9	26	91
Other Expense	976	978	2,944	2,883
Total Noninterest Expense	15,760	15,237	46,488	43,580

INCOME BEFORE INCOME TAXES	11,361	12,510	32,223	41,289
Provision for Income Taxes	2,686	2,881	7,602	10,202
NET INCOME	8,675	9,629	24,621	31,087
Preferred Stock Dividends	(1,013)	(1,013)	(3,040)	(3,040)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,662	$8,616	$21,581	$28,047

EARNINGS PER SHARE
Basic	$0.28	$0.31	$0.79	$1.01
Diluted	0.27	0.30	0.77	0.99

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Income	$8,675	$9,629	$24,621	$31,087
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	14,738	(10,151)	16,141	(14,338)
Unrealized Gains (Losses) on Cash Flow Hedges	(6,761)	7,763	987	10,167
Reclassification Adjustment for Gains Realized in Income	(2,498)	(1,623)	(7,543)	(4,004)
Income Tax Impact	(1,575)	1,153	(2,755)	2,351
Total Other Comprehensive Income (Loss), Net of Tax	3,904	(2,858)	6,830	(5,824)
Comprehensive Income	$12,579	$6,771	$31,451	$25,263

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Nine Months Ended September 30, 2024 and 2023

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE June 30, 2023	$66,514	27,973,995	$280	$99,044	$264,196	$(20,908)	$409,126
Stock-based Compensation	—	12,588	—	997	—	—	997
Comprehensive Income (Loss)	—	—	—	—	9,629	(2,858)	6,771
Stock Options Exercised	—	27,000	—	90	—	—	90
Vested Restricted Stock Units	—	3,000	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(1,078)	—	(11)	—	—	(11)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE September 30, 2023	$66,514	28,015,505	$280	$100,120	$272,812	$(23,766)	$415,960

BALANCE June 30, 2024	$66,514	27,348,049	$273	$93,205	$294,569	$(15,320)	$439,241
Stock-based Compensation	—	8,496	—	923	—	—	923
Comprehensive Income	—	—	—	—	8,675	3,904	12,579
Stock Options Exercised	—	69,856	1	517	—	—	518
Vested Restricted Stock Units	—	3,000	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(3,711)	—	(48)	—	—	(48)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE September 30, 2024	$66,514	27,425,690	$274	$94,597	$302,231	$(11,416)	$452,200

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Nine Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2022	$66,514	27,751,950	$278	$96,529	$248,685	$(17,942)	$394,064
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	(3,920)	—	(3,920)
Balance as of January 1, 2023, as Adjusted for Change in Accounting Principle	66,514	27,751,950	278	96,529	244,765	(17,942)	390,144
Stock-based Compensation	—	35,460	—	2,910	—	—	2,910
Comprehensive Income (Loss)	—	—	—	—	31,087	(5,824)	25,263
Stock Options Exercised	—	226,000	2	715	—	—	717
Forfeiture of Restricted Stock Awards	—	(250)	—	—	—	—	—
Vested Restricted Stock Units	—	5,225	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(2,880)	—	(34)	—	—	(34)
Preferred Stock Dividend	—	—	—	—	(3,040)	—	(3,040)
BALANCE September 30, 2023	$66,514	28,015,505	$280	$100,120	$272,812	$(23,766)	$415,960

BALANCE December 31, 2023	$66,514	27,748,965	$277	$96,320	$280,650	$(18,246)	$425,515
Stock-based Compensation	—	29,832	—	2,994	—	—	2,994
Comprehensive Income	—	—	—	—	24,621	6,830	31,451
Stock Options Exercised	—	78,356	1	586	—	—	587
Stock Repurchases	—	(446,509)	(4)	(5,173)	—	—	(5,177)
Vested Restricted Stock Units	—	25,665	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(10,619)	—	(130)	—	—	(130)
Preferred Stock Dividend	—	—	—	—	(3,040)	—	(3,040)
BALANCE September 30, 2024	$66,514	27,425,690	$274	$94,597	$302,231	$(11,416)	$452,200

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$24,621	$31,087
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	(1,064)	196
Net (Gain) Loss on Sales of Securities Available for Sale	(385)	6
Provision for Credit Losses on Loans	1,450	2,050
Credit for Credit Losses on Off-Balance Sheet Exposures	(100)	(1,975)
Depreciation of Premises and Equipment	1,767	1,901
Amortization of Other Intangible Assets	26	91
Amortization of Right-of Use Asset	117	396
Amortization of Subordinated Debt Issuance Costs	286	287
Stock-based Compensation	2,994	2,910
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(2,530)	(8,923)
Accrued Interest Payable and Other Liabilities	(15,383)	10,457
Net Cash Provided by Operating Activities	11,799	38,483

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Bank-Owned Certificates of Deposit	—	(44)
Proceeds from Sales of Securities Available for Sale	101,612	26,976
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	45,219	23,812
Purchases of Securities Available for Sale	(189,344)	(63,777)
Net Decrease (Increase) in Loans	36,464	(155,123)
Net Decrease (Increase) in FHLB Stock	(1,529)	2,550
Purchases of Premises and Equipment	(658)	(2,787)
Proceeds from Sales of Foreclosed Assets	—	116
Net Cash Used in Investing Activities	(8,236)	(168,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	37,494	258,966
Net Decrease in Federal Funds Purchased	—	(287,000)
Proceeds from FHLB Advances	699,000	486,500
Principal Payments on FHLB Advances	(669,000)	(289,000)
Preferred Stock Dividends Paid	(3,040)	(3,040)
Stock Options Exercised	587	717
Stock Repurchases	(5,177)	—
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(94)	(34)
Shares Repurchased for Tax Withholdings Upon Exercise Stock Options	(36)	—
Net Cash Provided by Financing Activities	59,734	167,109

NET CHANGE IN CASH AND CASH EQUIVALENTS	63,297	37,315
Cash and Cash Equivalents Beginning	128,562	87,043
Cash and Cash Equivalents Ending	$191,859	$124,358

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$108,886	$82,670
Cash Paid for Income Taxes	5,485	8,931
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net Investment Securities Sold but Not Settled	—	6,007
Loans Transferred to Foreclosed Assets	434	—

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

Recent Developments

On August 28, 2024, the Company and First Minnetonka Bancorporation, Inc. (“FMB”) jointly announced the signing of a definitive merger agreement under which Bridgewater Bank will, subject to the completion of remaining closing conditions, acquire First Minnetonka City Bank, the wholly-owned banking subsidiary of FMB, in an all-cash transaction. First Minnetonka City Bank operates two full-service branches and had approximately $241 million in assets, $129 million in loans, and $215 million in deposits as of September 30, 2024.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024.

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

Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses, or ACL, calculation of deferred tax assets, fair value of financial instruments, and investment securities impairment.

Derivative Financial Instruments

The Company enters into fair value hedge relationships to mitigate the effect of changing interest rates on the fair value of fixed rate available for sale securities. The gain or loss on a given derivative instrument, as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk, are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the corresponding hedged item. The Company prepares written hedge documentation for all derivatives which are designed as hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management's assertion that the hedge will be highly effective. For derivatives designated as fair value hedges, the Company assesses hedge effectiveness on qualifying instruments using the shortcut method, whereby the hedges are considered perfectly effective at the onset of the hedge and over the life of the hedging relationship.

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

Subsequent Events

Subsequent events have been evaluated through October 31, 2024, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares, adjusted for the dilutive effect of stock compensation. For the three and nine months ended September 30, 2024, stock options and restricted stock units totaling 774,770 and 1,137,208 shares, respectively, were excluded from the calculation because they were deemed to be anti-dilutive. For the three and nine months ended September 30, 2023, stock options, restricted stock awards and restricted stock units totaling 1,152,060 and 1,042,502 shares, respectively, were excluded from the calculation because they were deemed to be antidilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Net Income Available to Common Shareholders	$7,662	$8,616	$21,581	$28,047
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,382,798	27,943,409	27,486,590	27,853,036
Dilutive Effect of Stock Compensation	522,112	368,369	433,194	486,816
Weighted Average Common Stock Outstanding (Dilutive)	27,904,910	28,311,778	27,919,784	28,339,852

Basic Earnings per Common Share	$0.28	$0.31	$0.79	$1.01
Diluted Earnings per Common Share	0.27	0.30	0.77	0.99

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at September 30, 2024 and December 31, 2023:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$105,998	$—	$(123)	$105,875
Municipal Bonds	125,423	74	(13,610)	111,887
Mortgage-Backed Securities	218,550	4,287	(12,366)	210,471
Corporate Securities	144,539	822	(7,254)	138,107
SBA Securities	14,105	217	(56)	14,266
Asset-Backed Securities	83,964	193	(48)	84,109
Total Securities Available for Sale	$692,579	$5,593	$(33,457)	$664,715

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$151,512	$47	$(19,035)	$132,524
Mortgage-Backed Securities	249,455	2,261	(16,401)	235,315
Corporate Securities	142,098	386	(11,879)	130,605
SBA Securities	18,497	279	(102)	18,674
Asset-Backed Securities	87,054	357	(425)	86,986
Total Securities Available for Sale	$648,616	$3,330	$(47,842)	$604,104

Securities with a carrying value of $150.4 million and $170.7 million were pledged to secure borrowing capacity at the Federal Reserve Discount Window as of September 30, 2024 and December 31, 2023, respectively.

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023:

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2024
U.S. Treasury Securities	1	$105,875	$(123)	$—	$—	$105,875	$(123)
Municipal Bonds	169	—	—	101,085	(13,610)	101,085	(13,610)
Mortgage-Backed Securities	113	12,988	(37)	120,465	(12,329)	133,453	(12,366)
Corporate Securities	103	8,018	(114)	101,053	(7,140)	109,071	(7,254)
SBA Securities	32	458	(1)	4,428	(55)	4,886	(56)
Asset-Backed Securities	9	12,807	(26)	9,419	(22)	22,226	(48)
Total Securities Available for Sale	427	$140,146	$(301)	$336,450	$(33,156)	$476,596	$(33,457)

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023
Municipal Bonds	212	$4,052	$(17)	$120,527	$(19,018)	$124,579	$(19,035)
Mortgage-Backed Securities	128	35,719	(310)	135,829	(16,091)	171,548	(16,401)
Corporate Securities	110	14,528	(756)	101,311	(11,123)	115,839	(11,879)
SBA Securities	47	1,731	(3)	7,072	(99)	8,803	(102)
Asset-Backed Securities	24	39,011	(234)	13,805	(191)	52,816	(425)
Total Securities Available for Sale	521	$95,041	$(1,320)	$378,544	$(46,522)	$473,585	$(47,842)

At September 30, 2024, 427 debt securities had unrealized losses with aggregate depreciation of approximately 6.6% from the Company’s amortized cost basis. At December 31, 2023, 521 debt securities had unrealized losses with aggregate depreciation of approximately 9.2% from the Company’s amortized cost basis. These unrealized losses have not been recognized into income because management does not intend to sell these securities, and it is not more likely than not it will be required to sell the securities before recovery of its amortized cost basis. Furthermore, the unrealized losses are due to changes in interest rates and other market conditions and were not reflective of credit events. To make this determination, consideration is given to such factors as the credit rating of the issuer, level of credit enhancement, changes in credit ratings, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. As of September 30, 2024 and December 31, 2023, there was no allowance for credit losses carried on the Company’s securities portfolio.

Accrued interest receivable on securities, which is recorded within accrued interest on the balance sheet, totaled $6.3 million and $4.9 million at September 30, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

The Company has entered into a fair value hedging transaction to mitigate the impact of changing interest rates on the fair value of U.S. treasury securities. See Note 6 – Derivative Instruments and Hedging Activities for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

The following table presents a summary of the amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of September 30, 2024. Call date is used when a call of the debt security is expected, as determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, SBA securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
September 30, 2024
Due in One Year or Less	$31,330	$31,668
Due After One Year Through Five Years	48,487	46,985
Due After Five Years Through 10 Years	166,585	151,981
Due After 10 Years	129,558	125,235
Subtotal	375,960	355,869
Mortgage-Backed Securities	218,550	210,471
SBA Securities	14,105	14,266
Asset-Backed Securities	83,964	84,109
Totals	$692,579	$664,715

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Proceeds From Sales of Securities	$50,779	$—	$101,612	$26,976
Gross Gains on Sales	488	—	1,594	247
Gross Losses on Sales	(516)	—	(1,209)	(253)

Note 4: Loans and Allowance for Credit Losses

The following table presents the components of the loan portfolio at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Commercial	$493,403	$464,061
Construction and Land Development	118,596	232,804
1-4 Family Construction	45,822	65,087
Real Estate Mortgage:
1-4 Family Mortgage	421,179	402,396
Multifamily	1,379,814	1,388,541
CRE Owner Occupied	182,239	175,783
CRE Nonowner Occupied	1,032,142	987,306
Total Real Estate Mortgage Loans	3,015,374	2,954,026
Consumer and Other	12,395	8,304
Total Loans, Gross	3,685,590	3,724,282
Allowance for Credit Losses	(51,018)	(50,494)
Net Deferred Loan Fees	(5,705)	(6,573)
Total Loans, Net	$3,628,867	$3,667,215

The following tables present the aging in past due loans and loans on nonaccrual status, with and without an ACL by loan segment as of September 30, 2024 and December 31, 2023:

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
September 30, 2024
Commercial	$493,338	$65	$—	$—	$—	$493,403
Construction and Land Development	118,532	—	—	—	64	118,596
1-4 Family Construction	45,822	—	—	—	—	45,822
Real Estate Mortgage:
1-4 Family Mortgage	421,179	—	—	—	—	421,179
Multifamily	1,379,814	—	—	—	—	1,379,814
CRE Owner Occupied	182,239	—	—	—	—	182,239
CRE Nonowner Occupied	1,023,828	—	—	—	8,314	1,032,142
Consumer and Other	12,395	—	—	—	—	12,395
Totals	$3,677,147	$65	$—	$—	$8,378	$3,685,590

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2023
Commercial	$463,966	$—	$—	$—	$95	$464,061
Construction and Land Development	232,724	—	—	—	80	232,804
1-4 Family Construction	64,838	—	—	—	249	65,087
Real Estate Mortgage:
1-4 Family Mortgage	402,396	—	—	—	—	402,396
Multifamily	1,373,431	15,110	—	—	—	1,388,541
CRE Owner Occupied	175,289	—	—	—	494	175,783
CRE Nonowner Occupied	987,306	—	—	—	—	987,306
Consumer and Other	8,303	—	—	—	1	8,304
Totals	$3,708,253	$15,110	$—	$—	$919	$3,724,282

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

The following tables present loan balances classified by credit quality indicators by year of origination as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$89,609	$66,265	$81,681	$27,568	$14,641	$20,026	$178,919	$478,709
Watch	—	—	—	—	—	—	495	495
Substandard	—	44	10,458	—	—	—	3,697	14,199
Total Commercial	89,609	66,309	92,139	27,568	14,641	20,026	183,111	493,403
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Construction and Land Development
Pass	44,342	59,852	5,640	610	28	—	8,060	118,532
Substandard	—	—	64	—	—	—	—	64
Total Construction and Land Development	44,342	59,852	5,704	610	28	—	8,060	118,596
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	27,554	3,144	4,574	760	—	—	9,790	45,822
Total 1-4 Family Construction	27,554	3,144	4,574	760	—	—	9,790	45,822
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	69,363	54,020	98,356	74,281	49,254	11,785	62,646	419,705
Watch	—	197	—	302	327	—	—	826
Substandard	—	—	—	—	—	648	—	648
Total 1-4 Family Mortgage	69,363	54,217	98,356	74,583	49,581	12,433	62,646	421,179
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	169,306	105,433	498,422	365,638	162,839	59,454	5,844	1,366,936
Watch	—	12,878	—	—	—	—	—	12,878
Total Multifamily	169,306	118,311	498,422	365,638	162,839	59,454	5,844	1,379,814
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	17,714	30,824	63,452	35,215	19,759	10,322	2,251	179,537
Watch	—	—	—	1,725	—	—	—	1,725
Substandard	—	977	—	—	—	—	—	977
Total CRE Owner Occupied	17,714	31,801	63,452	36,940	19,759	10,322	2,251	182,239
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	178,443	137,938	315,481	189,778	73,685	100,341	4,660	1,000,326
Watch	9,677	3,679	—	2,711	—	—	—	16,067
Substandard	10,231	5,518	—	—	—	—	—	15,749
Total CRE Nonowner Occupied	198,351	147,135	315,481	192,489	73,685	100,341	4,660	1,032,142
Current Period Gross Write-offs	935	—	—	—	—	—	—	935

Total Real Estate Mortgage Loans	454,734	351,464	975,711	669,650	305,864	182,550	75,401	3,015,374

Consumer and Other
Pass	235	2,717	164	1	1,279	—	7,999	12,395
Total Consumer and Other	235	2,717	164	1	1,279	—	7,999	12,395
Current Period Gross Write-offs	11	2	—	—	—	—	1	14

Total Period Gross Write-offs	946	2	—	—	—	—	1	949
Total Loans	$616,474	$483,486	$1,078,292	$698,589	$321,812	$202,576	$284,361	$3,685,590

	December 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$93,299	$121,274	$37,056	$19,297	$18,594	$4,507	$149,836	$443,863
Watch	1,700	318	34	—	—	—	2,003	4,055
Substandard	3	11,299	—	—	—	50	4,791	16,143
Total Commercial	95,002	132,891	37,090	19,297	18,594	4,557	156,630	464,061
Current Period Gross Write-offs	72	96	12	—	—	—	—	180

Construction and Land Development
Pass	87,402	99,133	34,122	46	—	—	12,021	232,724
Substandard	—	80	—	—	—	—	—	80
Total Construction and Land Development	87,402	99,213	34,122	46	—	—	12,021	232,804
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	35,172	16,156	941	355	—	—	12,214	64,838
Substandard	249	—	—	—	—	—	—	249
Total 1-4 Family Construction	35,421	16,156	941	355	—	—	12,214	65,087
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	74,602	106,085	83,525	52,813	18,789	3,403	62,490	401,707
Substandard	—	—	—	—	—	659	30	689
Total 1-4 Family Mortgage	74,602	106,085	83,525	52,813	18,789	4,062	62,520	402,396
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	192,078	456,179	444,162	196,784	41,998	45,847	8,577	1,385,625
Watch	2,916	—	—	—	—	—	—	2,916
Total Multifamily	194,994	456,179	444,162	196,784	41,998	45,847	8,577	1,388,541
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	36,255	61,724	40,748	20,610	4,903	8,312	1,672	174,224
Substandard	194	—	494	—	—	871	—	1,559
Total CRE Owner Occupied	36,449	61,724	41,242	20,610	4,903	9,183	1,672	175,783
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	164,226	305,749	253,683	77,618	78,288	66,569	4,521	950,654
Watch	16,301	—	3,213	—	—	—	—	19,514
Substandard	15,183	1,955	—	—	—	—	—	17,138
Total CRE Nonowner Occupied	195,710	307,704	256,896	77,618	78,288	66,569	4,521	987,306
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	501,755	931,692	825,825	347,825	143,978	125,661	77,290	2,954,026

Consumer and Other
Pass	2,908	256	9	1,460	6	—	3,665	8,304
Total Consumer and Other	2,908	256	9	1,460	6	—	3,665	8,304
Current Period Gross Write-offs	42	—	—	—	—	—	2	44

Total Period Gross Write-offs	114	96	12	—	—	—	2	224
Total Loans	$722,488	$1,180,208	$897,987	$368,983	$162,578	$130,218	$261,820	$3,724,282

The following tables present the activity in the ACL, by segment, for the three and nine months ended September 30, 2024 and 2023:

		Construction				CRE	CRE
		and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Three Months Ended September 30, 2024
Allowance for Credit Losses for Loans:
Beginning Balance	$6,018	$1,220	$522	$2,774	$22,480	$1,258	$17,581	$96	$51,949
Provision for (Recovery of) Credit Losses for Loans	(350)	(141)	(128)	5	(125)	(25)	730	34	—
Loans Charged-off	—	—	—	—	—	—	(935)	(2)	(937)
Recoveries of Loans	5	—	—	—	—	—	—	1	6
Total Ending Allowance Balance	$5,673	$1,079	$394	$2,779	$22,355	$1,233	$17,376	$129	$51,018

Nine Months Ended September 30, 2024
Allowance for Credit Losses for Loans:
Beginning Balance	$5,398	$2,156	$558	$2,651	$22,217	$1,184	$16,225	$105	$50,494
Provision for (Recovery of) Credit Losses for Loans	265	(1,077)	(164)	125	138	49	2,086	28	1,450
Loans Charged-off	—	—	—	—	—	—	(935)	(14)	(949)
Recoveries of Loans	10	—	—	3	—	—		10	23
Total Ending Allowance Balance	$5,673	$1,079	$394	$2,779	$22,355	$1,233	$17,376	$129	$51,018

		Construction				CRE	CRE
		and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Three Months Ended September 30, 2023
Allowance for Credit Losses for Loans:
Beginning Balance	$5,439	$3,476	$654	$2,836	$21,164	$1,086	$15,976	$70	$—	$50,701
Provision for (Recovery of) Credit Losses for Loans	151	(704)	(80)	22	1,052	3	(464)	20	—	—
Loans Charged-off	(96)	—	—	—	—	—	—	(26)	—	(122)
Recoveries of Loans	2	—	—	2	—	—	—	2	—	6
Total Ending Allowance Balance	$5,496	$2,772	$574	$2,860	$22,216	$1,089	$15,512	$66	$—	$50,585

Nine Months Ended September 30, 2023
Allowance for Credit Losses for Loans:
Beginning Balance, Prior to Adoption of CECL	$6,501	$3,911	$845	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996
Impact of Adopting CECL	(1,158)	(1,070)	(235)	(1,778)	3,318	(943)	2,869	(90)	(263)	650
Balance as of January 1, 2023, as Adjusted for Adoption of CECL	5,343	2,841	610	2,547	20,777	1,022	15,445	61	—	48,646
Provision for (Recovery of) Credit Losses for Loans	242	(69)	(36)	309	1,439	67	67	31	—	2,050
Loans Charged-off	(96)	—	—	—	—	—	—	(33)	—	(129)
Recoveries of Loans	7	—	—	4	—	—	—	7	—	18
Total Ending Allowance Balance	$5,496	$2,772	$574	$2,860	$22,216	$1,089	$15,512	$66	$—	$50,585

The following tables present the balance in the ACL and the recorded investment in loans, by segment, as of September 30, 2024 and December 31, 2023:

		Construction				CRE	CRE
		and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
ACL at September 30, 2024
Individually Evaluated for Impairment	$11	$—	$—	$—	$—	$—	$—	$—	$11
Collectively Evaluated for Impairment	5,662	1,079	394	2,779	22,355	1,233	17,376	129	51,007
Totals	$5,673	$1,079	$394	$2,779	$22,355	$1,233	$17,376	$129	$51,018

		Construction				CRE	CRE
		and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
ACL at December 31, 2023
Individually Evaluated for Impairment	$8	$—	$—	$—	$—	$—	$95	$—	$103
Collectively Evaluated for Impairment	5,390	2,156	558	2,651	22,217	1,184	16,130	105	50,391
Totals	$5,398	$2,156	$558	$2,651	$22,217	$1,184	$16,225	$105	$50,494

		Construction				CRE	CRE
		and Land	1-4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Loans at September 30, 2024
Individually Evaluated for Impairment	$14,199	$64	$—	$648	$—	$977	$15,749	$—	$31,637
Collectively Evaluated for Impairment	479,204	118,532	45,822	420,531	1,379,814	181,262	1,016,393	12,395	3,653,953
Totals	$493,403	$118,596	$45,822	$421,179	$1,379,814	$182,239	$1,032,142	$12,395	$3,685,590

Loans at December 31, 2023
Individually Evaluated for Impairment	$16,143	$80	$249	$689	$—	$1,559	$17,138	$—	$35,858
Collectively Evaluated for Impairment	447,918	232,724	64,838	401,707	1,388,541	174,224	970,168	8,304	3,688,424
Totals	$464,061	$232,804	$65,087	$402,396	$1,388,541	$175,783	$987,306	$8,304	$3,724,282

The following tables present the amortized cost basis of collateral dependent loans by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of September 30, 2024 and December 31, 2023:

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
September 30, 2024
Commercial	$—	$3,841	$10,358	$14,199	$11
Construction and Land Development	64	—	—	64	—
Real Estate Mortgage:
1-4 Family Mortgage	648	—	—	648	—
CRE Owner Occupied	977	—	—	977	—
CRE Nonowner Occupied	15,749	—	—	15,749	—
Totals	$17,438	$3,841	$10,358	$31,637	$11

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
December 31, 2023
Commercial	$—	$5,782	$10,361	$16,143	$8
Construction and Land Development	80	—	—	80	—
1-4 Family Construction	249	—	—	249	—
Real Estate Mortgage:
1-4 Family Mortgage	689	—	—	689	—
CRE Owner Occupied	1,559	—	—	1,559	—
CRE Nonowner Occupied	17,138	—	—	17,138	95
Totals	$19,715	$5,782	$10,361	$35,858	$103

Accrued interest receivable on loans, which is recorded within accrued interest on the balance sheet, totaled $10.0 million and $11.8 million at September 30, 2024 and December 31, 2023, respectively, and was excluded from the estimate of credit losses.

For both the three months ended September 30, 2024 and September 30, 2023, there were no loans modified to borrowers experiencing financial difficulty. For the nine months ended September 30, 2024, there were no loans modified to borrowers experiencing financial difficulty. For the nine months ended September 30, 2023, the Company modified one commercial real estate, or CRE, nonowner occupied loan, with an outstanding balance of $9.6 million, for a borrower experiencing financial difficulty by granting a 12-month extension at a below market rate. There was no forgiveness of principal and this loan was current with its modified terms as of September 30, 2023.

Note 5: Deposits

The following table presents the composition of deposits at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Transaction Deposits	$1,519,065	$1,449,765
Savings and Money Market Deposits	980,345	935,091
Time Deposits	347,080	300,651
Brokered Deposits	900,952	1,024,441
Totals	$3,747,442	$3,709,948

Brokered deposits included brokered transaction and money market accounts of $139.5 million and $174.0 million as of September 30, 2024 and December 31, 2023, respectively.

The following table presents the scheduled maturities of brokered and time deposits at September 30, 2024:

September 30,
(dollars in thousands)	2024
Less than 1 Year	$335,002
1 to 2 Years	444,829
2 to 3 Years	141,353
3 to 4 Years	106,399
4 to 5 Years	68,212
Greater than 5 Years	12,755
Totals	$1,108,550

The aggregate amount of time deposits greater than $250,000 was approximately $168.2 million and $138.4 million at September 30, 2024 and December 31, 2023, respectively.

Note 6: Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, which consist of interest rate swaps and interest rate caps, to assist in its interest rate risk management. The notional amount does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements. Derivative financial instruments are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and classification as either a cash flow hedge or fair value hedge for those derivatives which are designated as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$66,189	$5,791	$63,814	$6,981
Liabilities	66,189	(5,791)	63,814	(6,981)
Total	$132,378	$—	$127,628	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $5.1 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Notional Amount	$183,000	$183,000
Weighted Average Pay Rate	2.18%	2.00%
Weighted Average Receive Rate	5.31%	5.48%
Weighted Average Maturity (Years)	4.15	4.04
Net Unrealized Gain	$1,342	$5,271

The Company purchases interest rate caps, designated as cash flow hedges, of certain deposit liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the three and nine months ended September 30, 2024, the Company recognized amortization expense on the interest rate caps of $204,000 and $600,000, respectively, which was recorded as a component of interest expense on brokered deposits and Federal Home Loan Bank, or FHLB, advances. For the three and nine months ended September 30, 2023, the Company recognized amortization expense on the interest rate caps of $198,000 and $593,000, respectively, which was recorded as a component of interest expense on brokered deposits FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Notional Amount	$125,000	$125,000
Unamortized Premium Paid	4,481	5,081
Weighted Average Strike Rate	0.96%	0.96%
Weighted Average Maturity (Years)	5.59	6.34

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2024	2023	2024	2023
Derivatives in	Location of Gain (Loss)	Gain (Loss)		Gain (Loss)
Cash Flow Hedging	Reclassified	Reclassified from		Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings		AOCI into Earnings
Interest rate swaps	Interest expense	$1,478	$1,575	$4,549	$4,169
Interest rate caps	Interest expense	1,048	48	2,609	(159)

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three and nine months ended September 30, 2024 and 2023, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Fair Value Hedging Derivatives

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate available for sale securities. The hedging strategy converts the fixed interest rates to variable interest rates based on SOFR.

The following table presents a summary of the Company’s interest rate swaps designated as fair flow hedges as of September 30, 2024:

(dollars in thousands)	September 30, 2024
Notional Amount	$97,650
Weighted Average Pay Rate	3.46%
Weighted Average Receive Rate	5.24
Weighted Average Maturity (Years)	19.64

The Company had no interest rate swaps designated as fair value hedges as of December 31, 2023.

The effects of the Company’s fair value hedge relationships on the income statement during the three and nine months ended September 30, 2024 and 2023 were as follows:

		Amount of Gain (Loss) Recognized in Income
(dollars in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Securities	Location of Gain (Loss)	2024	2023	2024	2023
Interest Rate Swaps	Interest Income	$893	—	893	—
Securities Available for Sale	Interest Income	(893)	—	(893)	—

The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at September 30, 2024:

			Cumulative Amount of Fair Value Hedging Adjustment
			Included in the Carrying Amount of the Hedged
(dollars in thousands)	Carrying Amount of The Hedged Assets/Liabilities		Assets/Liabilities
Line Item on the Balance Sheet	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Securities Available for Sale	$96,757	—	$893	—

The following table presents a summary of the Company’s interest rate contracts as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements - Borrowings:
Assets	$95,000	$3,803	$135,000	$6,891
Liabilities	88,000	(2,461)	48,000	(1,620)
Interest Rate Swap Agreements - Securities:
Liabilities	97,650	(893)	—	—
Interest Rate Cap Agreements:
Assets	125,000	15,875	125,000	18,717

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of September 30, 2024 and December 31, 2023, the Company pledged no cash collateral for the Company’s derivative contracts. As of September 30, 2024 and December 31, 2023, the Company’s counterparties pledged cash collateral to the Company of $23.0 million and $31.8 million, respectively.

The following table summarizes gross and net information about derivative instruments that are eligible for offset in the balance sheet at September 30, 2024 and December 31, 2023:

				Gross Amounts Not Offset in the Balance Sheet
			Net Amounts of
	Gross Amounts	Gross Amounts	Assets (Liabilities)
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral	Net Assets
(dollars in thousands)	Assets (Liabilities)	Balance Sheet	Balance Sheet	Instruments	Received (Paid)	(Liabilities)
September 30, 2024
Assets	$25,469	$—	$25,469	$—	$22,973	$2,496
Liabilities	(9,145)	—	(9,145)	—	—	(9,145)

December 31, 2023
Assets	$32,589	$—	$32,589	$—	$31,783	$806
Liabilities	(8,601)	—	(8,601)	—	—	(8,601)

Note 7: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank with aggregate principal balances of $1.49 billion and $1.45 billion at September 30, 2024 and December 31, 2023, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $509.2 million and $498.7 million at September 30, 2024 and December 31, 2023, respectively.

The following table presents information regarding FHLB advances, by maturity, at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	5.22%	$278,000	5.31%	$233,000
1 to 2 Years	4.06	17,500	4.31	25,000
2 to 3 Years	3.71	31,500	3.45	21,500
3 to 4 Years	4.01	22,500	3.94	17,500
4 to 5 Years	—	—	4.01	22,500
Totals		$349,500		$319,500

Line of Credit. The Company has a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that is secured by 100% of the issued and outstanding stock of the Bank. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. The Company believes it was in compliance with all covenants as of September 30, 2024 and December 31, 2023.

The following table presents information regarding the revolving line of credit at September 30, 2024 and December 31, 2023:

		Total Debt	Total Debt
		Outstanding	Outstanding	Interest
Name	Maturity Date	September 30, 2024	December 31, 2023	Rate	Coupon Structure
(dollars in thousands)
Revolving Credit Facility	September 1, 2026	$13,750	$13,750	8.00%	Variable with Floor (1)
(1)	The line of credit was renewed on September 1, 2024 for an additional 2 year term. The variable interest rate on the new note is equal to the greater of Wall Street Journal Prime Rate in effect or a floor of 4.50%.

Note 8: Subordinated Debentures

The following table presents a summary of the Company’s subordinated debentures as of September 30, 2024 and December 31, 2023:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	September 30, 2024	December 31, 2023	Rate	Coupon Structure
(dollars in thousands)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	$50,000	$50,000	5.25%	Fixed-to-Floating (1)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	30,000	3.25%	Fixed-to-Floating (2)
Subordinated Debentures				80,000	80,000
Debt Issuance Costs				(426)	(712)
Subordinated Debentures, Net of Issuance Costs				$79,574	$79,288
(1)	Migrates to three month term SOFR + 5.13% beginning July 1, 2025 until either the early redemption date or the maturity date.
(2)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the early redemption date or the maturity date.

Note 9: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purposes of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing projects and other tax credit investments at September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024		December 31, 2023
Investment Type	Investment	Unfunded Commitments (1)	Investment	Unfunded Commitments (1)
Low Income Housing Tax Credit (LIHTC)	$15,426	$340	$16,897	$7,579
Federal Historic Tax Credit (FHTC)	3,076	2,541	3,403	2,353
Total	$18,502	$2,881	$20,300	$9,932
(1)	All commitments are expected to be paid by the Company by September 30, 2025.

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Amortization Expense (1)
LIHTC	$503	$279	$1,483	$927
FHTC	190	108	515	325
Total	$693	$387	$1,998	$1,252
Tax Benefit Recognized (2)
LIHTC	$(671)	$(374)	$(2,012)	$(1,123)
FHTC	(250)	(152)	(681)	(455)
Total	$(921)	$(526)	$(2,693)	$(1,578)
(1)	The amortization expense for the LIHTC and FHTC investments are included in income tax expense.
(2)	All of the tax benefits recognized are included in income tax expense.

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

The following table presents information regarding commitments outstanding at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Unfunded Commitments Under Lines of Credit	$523,698	$546,632
Letters of Credit	112,069	103,289
Totals	$635,767	$649,921

The Company had outstanding letters of credit with the FHLB of $133.9 million and $114.4 million at September 30, 2024 and December 31, 2023, respectively, on behalf of customers and to secure public deposits.

The ACL for off-balance sheet credit exposures was $2.9 million and $3.0 million at September 30, 2024 and December 31, 2023, respectively, and is separately classified on the balance sheet within other liabilities.

The following table presents the balance and activity in the ACL for off-balance sheet credit exposures for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Allowance for Credit Losses:
Beginning Balance	$2,885	$3,835	$2,985	$360
Impact of Adopting CECL	—	—	—	4,850
Recovery of Off-Balance Sheet Credit Exposures	—	(600)	(100)	(1,975)
Total Ending Balance	$2,885	$3,235	$2,885	$3,235

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of September 30, 2024 and December 31, 2023, there were 30,000 and 5,000 shares, respectively, of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of September 30, 2024 and December 31, 2023, there were 34,700 and -0- shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

In 2023, the Company adopted the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (the "2023 EIP"). Under the 2023 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of September 30, 2024 and December 31, 2023, there were 1,026,564 and 1,107,752 shares, respectively, of the Company’s common stock reserved for future grants under the 2023 EIP.

Stock Options

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on an industry index as described below. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account the fact that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Historically, the Company has not paid a dividend on its common stock and does not expect to do so in the near future

The Company used the S&P 600 CM Bank Index as its historical volatility index. The S&P 600 CM Bank Index is an index of publicly traded small capitalization, regional, commercial banks located throughout the United States. There were 60 banks in the index ranging in market capitalization from $500 million up to $4.0 billion.

The weighted average assumptions used in the model for valuing stock options grants for the nine months ended September 30, 2024, are as follows:

	September 30,
	2024
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	30.32%
Risk-Free Interest Rate	3.89%

The following table presents a summary of the status of the Company’s outstanding stock options for the nine months ended September 30, 2024:

	September 30, 2024
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	2,014,994	$10.57
Granted	10,000	13.17
Exercised	(78,356)	7.50
Forfeitures	(50,000)	12.03
Outstanding at Period End	1,896,638	$10.67

Options Exercisable at Period End	1,404,762	$9.90

For the three months ended September 30, 2024 and 2023, the Company recognized compensation expense for stock options of $227,000 and $230,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized compensation expense for stock options of $712,000 and $601,000, respectively.

The following table presents information pertaining to options outstanding at September 30, 2024:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$7.00 - 7.99	840,649	$7.47	3.0	840,649	$7.47
8.00 - 8.99	10,461	8.76	5.5	10,461	8.76
10.00 - 10.99	224,000	10.63	8.7	59,749	10.55
11.00 - 11.99	257,500	11.16	7.7	85,000	11.27
12.00 - 12.99	263,528	12.90	4.8	263,528	12.90
13.00 - 13.99	10,000	13.17	9.8	—	—
17.00 - 17.99	290,500	17.50	7.3	145,375	17.50
Totals	1,896,638	$10.67	5.3	1,404,762	$9.90

As of September 30, 2024, there was $2.0 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.5 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the nine months ended September 30, 2024:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2023	666,250	$5.09
Granted	10,000	5.35
Vested	(159,374)	5.07
Forfeited	(25,000)	5.07
Nonvested Options at September 30, 2024	491,876	$5.11

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with forfeitable voting and dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the nine months ended September 30, 2024:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested at December 31, 2023	3,411	$10.53
Granted	—	—
Vested	(2,786)	10.32
Forfeited	—	—
Nonvested at September 30, 2024	625	$11.47

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended September 30, 2024 and 2023, the Company recognized compensation expense for restricted stock awards of $2,000 and $112,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized compensation expense for restricted stock awards of $12,000 and $333,000, respectively.

As of September 30, 2024, there was $1,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2019 EIP that is expected to be recognized over a weighted-average period of 0.1 years.

In addition, during the nine months ended September 30, 2024, the Company issued 29,832 shares of unrestricted common stock to non-employee directors, as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to non-employee directors of $368,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the nine months ended September 30, 2024:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested at December 31, 2023	441,015	$14.71
Granted	63,184	11.89
Vested	(25,665)	15.69
Forfeited	(31,528)	14.70
Nonvested at September 30, 2024	447,006	$14.25

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended September 30, 2024 and 2023, the Company recognized compensation expense for restricted stock units of $574,000 and $535,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized compensation expense for the restricted stock of $1.9 million and $1.6 million, respectively.

As of September 30, 2024, there was $4.1 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP and 2023 EIP that is expected to be recognized over a weighted-average period of 2.3 years.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of September 30, 2024 and December 31, 2023:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Company (Consolidated):
Total Risk-based Capital	$589,088	14.62%	$322,278	8.00%	$422,990	10.50%	N/A	N/A
Tier 1 Risk-based Capital	460,827	11.44	241,709	6.00	342,420	8.50	N/A	N/A
Common Equity Tier 1 Capital	394,313	9.79	181,281	4.50	281,993	7.00	N/A	N/A
Tier 1 Leverage Ratio	460,827	9.75	189,109	4.00	189,109	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$573,720	14.27%	$321,749	8.00%	$422,296	10.50%	$402,187	10.00%
Tier 1 Risk-based Capital	525,114	13.06	241,312	6.00	341,859	8.50	321,749	8.00
Common Equity Tier 1 Capital	525,114	13.06	180,984	4.50	281,531	7.00	261,421	6.50
Tier 1 Leverage Ratio	525,114	11.12	188,832	4.00	188,832	4.00	236,040	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Company (Consolidated):
Total Risk-based Capital	$570,770	13.97%	$326,872	8.00%	$429,019	10.50%	N/A	N/A
Tier 1 Risk-based Capital	440,947	10.79	245,154	6.00	347,301	8.50	N/A	N/A
Common Equity Tier 1 Capital	374,433	9.16	183,865	4.50	286,013	7.00	N/A	N/A
Tier 1 Leverage Ratio	440,947	9.57	184,383	4.00	184,383	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$554,269	13.58%	$326,528	8.00%	$428,568	10.50%	$408,160	10.00%
Tier 1 Risk-based Capital	503,787	12.34	244,896	6.00	346,936	8.50	326,528	8.00
Common Equity Tier 1 Capital	503,787	12.34	183,672	4.50	285,712	7.00	265,304	6.50
Tier 1 Leverage Ratio	503,787	10.95	184,037	4.00	184,037	4.00	230,047	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. There have been no changes in methodologies used as of September 30, 2024. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$105,875	$—	$—	$105,875
Municipal Bonds	—	111,887	—	111,887
Mortgage-Backed Securities	—	210,471	—	210,471
Corporate Securities	—	138,107	—	138,107
SBA Securities	—	14,266	—	14,266
Asset-Backed Securities	—	84,109	—	84,109
Interest Rate Caps	—	15,875	—	15,875
Interest Rate Swaps	—	9,594	—	9,594
Total Fair Value of Financial Assets	$105,875	$584,309	$—	$690,184
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$9,145	$—	$9,145
Total Fair Value of Financial Liabilities	$—	$9,145	$—	$9,145

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	$—	$132,524	$—	$132,524
Mortgage-Backed Securities	—	235,315	—	235,315
Corporate Securities	—	130,605	—	130,605
SBA Securities	—	18,674	—	18,674
Asset-Backed Securities	—	86,986	—	86,986
Interest Rate Caps	—	18,717	—	18,717
Interest Rate Swaps	—	13,872	—	13,872
Total Fair Value of Financial Assets	$—	$636,693	$—	$636,693
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$8,601	$—	$8,601
Total Fair Value of Financial Liabilities	$—	$8,601	$—	$8,601

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

The following tables present net credit losses related to nonrecurring fair value measurements of certain assets at September 30, 2024 and December 31, 2023:

	September 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$8,374	$946
Totals	$—	$—	$8,374	$946

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$9,602	$199
Totals	$—	$—	$9,602	$199

Individually Evaluated Loans

The Company records certain loans at fair value on a non-recurring basis. Individually evaluated loans for which an allowance is established, or a write-down has occurred during the period, based on the fair value of collateral require classification in the fair value hierarchy. The fair value of the loan’s collateral is determined by appraisals, independent valuation and other techniques. When the fair value of the loan’s collateral is based on an observable market price the Company classifies the fair value of the individually evaluated loans within Level 2 of the valuation hierarchy. For loans in which the valuation has unobservable inputs, the Company classifies these within the Level 3 of the valuation hierarchy. As of September 30, 2024, collateral values were estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs, including internally determined values based on cost adjusted for depreciation and customized discounting criteria on appraisals which ranged from 4-10%. Due to the significance of unobservable inputs, fair values of individually evaluated loans have been classified as Level 3.

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

The following tables present the carrying amounts and estimated fair values of financial instruments at September 30, 2024 and December 31, 2023:

	September 30, 2024
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$191,859	$191,859	$—	$—	$191,859
Securities Available for Sale	664,715	105,875	558,840	—	664,715
FHLB Stock, at Cost	18,626	—	18,626	—	18,626
Loans, Net	3,628,867	—	3,564,137	8,374	3,572,511
Accrued Interest Receivable	16,750	—	16,750	—	16,750
Interest Rate Caps	15,875	—	15,875	—	15,875
Interest Rate Swaps	9,594	—	9,594	—	9,594

Financial Liabilities:
Deposits	$3,747,442	$—	$3,755,621	$—	$3,755,621
Notes Payable	13,750	—	14,035	—	14,035
FHLB Advances	349,500	—	349,690	—	349,690
Subordinated Debentures	79,574	—	78,698	—	78,698
Accrued Interest Payable	3,458	—	3,458	—	3,458
Interest Rate Swaps	9,145	—	9,145	—	9,145

	December 31, 2023
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$128,562	$128,562	$—	$—	$128,562
Securities Available for Sale	604,104	—	604,104	—	604,104
FHLB Stock, at Cost	17,097	—	17,097	—	17,097
Loans, Net	3,667,215	—	3,579,583	9,602	3,589,185
Accrued Interest Receivable	16,697	—	16,697	—	16,697
Interest Rate Caps	18,717	—	18,717	—	18,717
Interest Rate Swaps	13,872	—	13,872	—	13,872

Financial Liabilities:
Deposits	$3,709,948	$—	$3,709,086	$—	$3,709,086
Notes Payable	13,750	—	13,805	—	13,805
FHLB Advances	319,500	—	319,305	—	319,305
Subordinated Debentures	79,288	—	77,557	—	77,557
Accrued Interest Payable	5,282	—	5,282	—	5,282
Interest Rate Swaps	8,601	—	8,601	—	8,601

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at September 30, 2024 and December 31, 2023.

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

Note 14: Accumulated Other Comprehensive Income

The following tables present the components of other comprehensive income for the three and nine months ended September 30, 2024 and 2023:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2024
Net Unrealized Gain on Available for Sale Securities	$14,738	$(4,236)	$10,502
Less: Reclassification Adjustment for Net Losses Included in Net Income	28	(8)	20
Total Unrealized Gain	14,766	(4,244)	10,522

Net Unrealized Loss on Cash Flow Hedge	(6,761)	1,943	(4,818)
Less: Reclassification Adjustment for Gains Included in Net Income	(2,526)	726	(1,800)
Total Unrealized Loss	(9,287)	2,669	(6,618)

Other Comprehensive Income	$5,479	$(1,575)	$3,904

Three Months Ended September 30, 2023
Net Unrealized Loss on Available for Sale Securities	$(10,151)	$2,917	$(7,234)
Less: Reclassification Adjustment for Net Gains Included in Net Income	—	—	—
Total Unrealized Loss	(10,151)	2,917	(7,234)

Net Unrealized Gain on Cash Flow Hedge	7,763	(2,231)	5,532
Less: Reclassification Adjustment for Gains Included in Net Income	(1,623)	467	(1,156)
Total Unrealized Gain	6,140	(1,764)	4,376

Other Comprehensive Loss	$(4,011)	$1,153	$(2,858)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2024
Net Unrealized Gain on Available for Sale Securities	$16,141	$(4,639)	$11,502
Less: Reclassification Adjustment for Net Gains Included in Net Income	(385)	111	(274)
Total Unrealized Gain	15,756	(4,528)	11,228

Net Unrealized Gain on Cash Flow Hedge	987	(284)	703
Less: Reclassification Adjustment for Gains Included in Net Income	(7,158)	2,057	(5,101)
Total Unrealized Loss	(6,171)	1,773	(4,398)

Other Comprehensive Income	$9,585	$(2,755)	$6,830

Nine Months Ended September 30, 2023
Net Unrealized Loss on Available for Sale Securities	$(14,338)	$4,121	$(10,217)
Less: Reclassification Adjustment for Net Losses Included in Net Income	6	(2)	4
Total Unrealized Loss	(14,332)	4,119	(10,213)

Net Unrealized Gain on Cash Flow Hedge	10,167	(2,921)	7,246
Less: Reclassification Adjustment for Gains Included in Net Income	(4,010)	1,153	(2,857)
Total Unrealized Gain	6,157	(1,768)	4,389

Other Comprehensive Loss	$(8,175)	$2,351	$(5,824)

The following tables present the changes in each component of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2024 and 2023:

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Three Months Ended September 30, 2024
Balance at Beginning of Period	$(31,014)	$15,694	$(15,320)
Other Comprehensive Income Before Reclassifications	10,502	(4,818)	5,684
Amounts Reclassified from Accumulated Other Comprehensive Income	20	(1,800)	(1,780)
Net Other Comprehensive Income During Period	10,522	(6,618)	3,904
Balance at End of Period	$(20,492)	$9,076	$(11,416)

Three Months Ended September 30, 2023
Balance at Beginning of Period	$(37,103)	$16,195	$(20,908)
Other Comprehensive Income (Loss) Before Reclassifications	(7,234)	5,532	(1,702)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(1,156)	(1,156)
Net Other Comprehensive Income (Loss) During Period	(7,234)	4,376	(2,858)
Balance at End of Period	$(44,337)	$20,571	$(23,766)

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Nine Months Ended September 30, 2024
Balance at Beginning of Period	$(31,720)	$13,474	$(18,246)
Other Comprehensive Income Before Reclassifications	11,502	703	12,205
Amounts Reclassified from Accumulated Other Comprehensive Income	(274)	(5,101)	(5,375)
Net Other Comprehensive Income During Period	11,228	(4,398)	6,830
Balance at End of Period	$(20,492)	$9,076	$(11,416)

Nine Months Ended September 30, 2023
Balance at Beginning of Period	$(34,124)	$16,182	$(17,942)
Other Comprehensive Income (Loss) Before Reclassifications	(10,217)	7,246	(2,971)
Amounts Reclassified from Accumulated Other Comprehensive Income	4	(2,857)	(2,853)
Net Other Comprehensive Income (Loss) During Period	(10,213)	4,389	(5,824)
Balance at End of Period	$(44,337)	$20,571	$(23,766)

Note 15: Subsequent Events

On October 23, 2024, the Company’s Board of Directors announced a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), payable on December 2, 2024, to shareholders of record on the Series A Preferred Stock at the close of business on November 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2024. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or the SEC, on March 7, 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of changes in the interest rate environment;
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of changes in interest rates;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including the level and impact of inflation and possible recession;
●	the effects of developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in recent bank failures;
●	loan concentrations in our loan portfolio;
●	the overall health of the local and national real estate market;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for credit losses on loans;
●	new or revised accounting standards;
●	the concentration of large loans to certain borrowers;
●	the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;
●	the ability to successfully manage liquidity risk, which may increase the dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;
●	the composition of the Company’s senior leadership team and the ability to attract and retain key personnel;

●	talent and labor shortages and employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions and “fintech” companies;
●	the effectiveness of the risk management framework;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, including in response to recent bank failures;
●	risks related to climate change and the negative impact it may have on our clients and their businesses;
●	the imposition of other governmental policies impacting the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics, acts of war or terrorism, or other adverse external events, including the ongoing conflict in the Middle East and the Russian invasion of Ukraine;
●	potential impairment to the goodwill the Company recorded in connection with acquisitions;
●	the risks associated with our ongoing acquisition of First Minnetonka City Bank, including the possibility that the merger may be more difficult or expensive to accomplish than anticipated, diversion of management's attention from daily operations and the effect of the proposed merger on the Company’s customer and employee relationships and operating results;
●	changes to U.S. or state tax laws, regulations and guidance;
●	potential changes in federal policy and at regulatory agencies as a result of the upcoming 2024 presidential election; and
●	any other risks described in the “Risk Factors” section of this report and in other reports filed by Bridgewater Bancshares, Inc. with the Securities and Exchange Commission.

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

Recent Developments

On August 28, 2024, the Company and FMB jointly announced the signing of a definitive merger agreement under which Bridgewater Bank will acquire First Minnetonka City Bank, the wholly-owned banking subsidiary of FMB, in an all-cash transaction.

On October 23, 2024, the Company announced the receipt of all necessary regulatory approvals for the transaction. The acquisition is expected to close in the fourth quarter of 2024, subject to the satisfaction of remaining closing conditions. At the closing of the transaction, First Minnetonka City Bank will merge with and into Bridgewater Bank, with Bridgewater Bank as the surviving entity. The combined organization is expected to have approximately $4.9 billion in total assets, $4.0 billion in deposits, $3.9 billion in loans and leases, and nine full-service branches across the Twin Cities.

Operating Results Overview

The following table summarizes certain key financial results as of and for the periods indicated:

	As of and for the Three Months Ended
	September 30,	June 30	March 31,	December 31,	September 30,
(dollars in thousands, except per share data)	2024	2024	2024	2023	2023
Income Statement
Net Interest Income	$25,599	$24,996	$24,631	$25,314	$25,421
Provision for (Recovery of) Credit Losses	—	600	750	(250)	(600)
Noninterest Income	1,522	1,763	1,550	1,409	1,726
Noninterest Expense	15,760	15,539	15,189	15,740	15,237
Net Income	8,675	8,115	7,831	8,873	9,629
Net Income Available to Common Shareholders	7,662	7,101	6,818	7,859	8,616

Per Common Share Data
Basic Earnings Per Share	$0.28	$0.26	$0.25	$0.28	$0.31
Diluted Earnings Per Share	0.27	0.26	0.24	0.28	0.30
Book Value Per Share	14.06	13.63	13.30	12.94	12.47
Tangible Book Value Per Share (1)	13.96	13.53	13.20	12.84	12.37
Basic Weighted Average Shares Outstanding	27,382,798	27,386,713	27,691,401	27,870,430	27,943,409
Diluted Weighted Average Shares Outstanding	27,904,910	27,748,184	28,089,805	28,238,056	28,311,778
Shares Outstanding at Period End	27,425,690	27,348,049	27,589,827	27,748,965	28,015,505

Selected Performance Ratios
Return on Average Assets (2)	0.73%	0.70%	0.69%	0.77%	0.85%
Pre-Provision Net Revenue Return on Average Assets (1)(2)	0.96	0.94	0.95	0.96	1.01
Return on Average Shareholders' Equity (2)	7.79	7.49	7.35	8.43	9.23
Return on Average Tangible Common Equity (1)(2)	8.16	7.80	7.64	8.95	9.92
Average Shareholders' Equity to Average Assets	9.42	9.37	9.32	9.15	9.19
Net Interest Margin (3)	2.24	2.24	2.24	2.27	2.32
Core Net Interest Margin (1)(3)	2.16	2.17	2.18	2.21	2.24
Yield on Interest Earning Assets(3)	5.48	5.41	5.28	5.22	5.14
Yield on Total Loans, Gross(3)	5.57	5.50	5.38	5.33	5.26
Cost of Interest Bearing Liabilities	4.27	4.19	4.03	3.97	3.81
Cost of Total Deposits	3.58	3.46	3.32	3.19	2.99
Cost of Funds	3.54	3.49	3.34	3.23	3.10
Efficiency Ratio (1)	58.0	58.7	58.2	58.8	56.1
Noninterest Expense to Average Assets (2)	1.33	1.35	1.33	1.37	1.34

Balance Sheet
Total Assets	$4,691,517	$4,687,035	$4,723,109	$4,611,990	$4,557,070
Total Loans, Gross	3,685,590	3,800,385	3,784,205	3,724,282	3,722,271
Deposits	3,747,442	3,807,712	3,807,225	3,709,948	3,675,509
Total Shareholders' Equity	452,200	439,241	433,611	425,515	415,960
Loan to Deposit Ratio	98.3%	99.8%	99.4%	100.4%	101.3%
Core Deposits to Total Deposits (4)	71.5	67.9	69.3	68.7	70.3
Uninsured Deposits to Total Deposits	25.0	22.5	26.0	24.3	22.2

Capital Ratios (Consolidated) (6)
Tier 1 Leverage Ratio	9.75%	9.66%	9.66%	9.57%	9.62%
Common Equity Tier 1 Risk-based Capital Ratio	9.79	9.41	9.21	9.16	9.07
Tier 1 Risk-based Capital Ratio	11.44	11.03	10.83	10.79	10.69
Total Risk-based Capital Ratio	14.62	14.16	14.00	13.97	13.88
Tangible Common Equity to Tangible Assets (1)	8.17	7.90	7.72	7.73	7.61

	As of and for the Three Months Ended
	September 30,	June 30	March 31,	December 31,	September 30,
(dollars in thousands)	2024	2024	2024	2023	2023
Selected Asset Quality Data
Loans 30-89 Days Past Due	$65	$502	$—	$15,110	$11
Loans 30-89 Days Past Due to Total Loans	0.00%	0.01%	0.00%	0.41%	0.00%
Nonperforming Loans	$8,378	$678	$249	$919	$749
Nonperforming Loans to Total Loans	0.23%	0.02%	0.01%	0.02%	0.02%
Nonaccrual Loans to Total Loans	0.23	0.02	0.01	0.02	0.02
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.23	0.02	0.01	0.02	0.02
Foreclosed Assets	$434	$—	$20	$—	$—
Nonperforming Assets (5)	8,812	678	269	919	749
Nonperforming Assets to Total Assets (5)	0.19%	0.01%	0.01%	0.02%	0.02%
Allowance for Credit Losses on Loans to Total Loans	1.38	1.37	1.36	1.36	1.36
Allowance for Credit Losses on Loans to Nonaccrual Loans	608.95	7,662.09	20,621.29	5,494.45	6,753.67
Net Loan Charge-Offs to Average Loans (2)	0.10	0.00	0.00	0.01	0.01
Watchlist Risk Rating Loans	$31,991	$30,436	$21,624	$26,485	$26,877
Substandard Risk Rating Loans	31,637	33,908	33,829	33,858	35,621
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Annualized.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(4)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.
(5)	Nonperforming assets are defined as nonaccrual loans plus 90 days past due plus foreclosed assets.

Discussion and Analysis of Results of Operations

Net Income

Net income was $8.7 million for the third quarter of 2024, compared to net income of $9.6 million for the third quarter of 2023. Earnings per diluted common share for the third quarter of 2024 were $0.27, compared to $0.30 per diluted common share for the third quarter of 2023. Net income was $24.6 million for the nine months ended September 30, 2024, compared to net income of $31.1 million for the nine months ended September 30, 2023. Earnings per diluted common share for the nine months ended September 30, 2024 were $0.77, compared to $0.99 per diluted common share for the nine months ended September 30, 2023.

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

Average Balances and Yields

The following tables present, for the three and nine months ended September 30, 2024 and 2023, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	September 30, 2024			September 30, 2023
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$157,114	$1,971	4.99%	$81,038	$903	4.42%
Investment Securities:
Taxable Investment Securities	668,429	8,406	5.00	565,008	6,234	4.38
Tax-Exempt Investment Securities (1)	31,496	402	5.08	29,955	346	4.58
Total Investment Securities	699,925	8,808	5.01	594,963	6,580	4.39
Loans (1)(2)	3,721,654	52,118	5.57	3,722,594	49,326	5.26
Federal Home Loan Bank Stock	16,828	436	10.31	17,829	400	8.89
Total Interest Earning Assets	4,595,521	63,333	5.48%	4,416,424	57,209	5.14%
Noninterest Earning Assets	108,283			88,513
Total Assets	$4,703,804			$4,504,937
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$804,161	$9,369	4.63%	$730,244	$7,136	3.88%
Savings and Money Market Deposits	939,665	10,262	4.34	874,612	8,089	3.67
Time Deposits	355,050	3,918	4.39	266,635	1,962	2.92
Brokered Deposits	989,712	10,638	4.28	985,276	10,038	4.04
Total Interest Bearing Deposits	3,088,588	34,187	4.40	2,856,767	27,225	3.78
Federal Funds Purchased	141	2	5.72	39,641	548	5.48
Notes Payable	13,750	296	8.58	13,750	296	8.58
FHLB Advances	309,120	1,942	2.50	275,261	2,316	3.34
Subordinated Debentures	79,519	1,001	5.01	79,137	1,003	5.03
Total Interest Bearing Liabilities	3,491,118	37,428	4.27%	3,264,556	31,388	3.81%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	710,192			754,567
Other Noninterest Bearing Liabilities	59,417			71,767
Total Noninterest Bearing Liabilities	769,609			826,334
Shareholders' Equity	443,077			414,047
Total Liabilities and Shareholders' Equity	$4,703,804			$4,504,937
Net Interest Income / Interest Rate Spread		25,905	1.21%		25,821	1.33%
Net Interest Margin (3)			2.24%			2.32%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(306)			(400)
Net Interest Income		$25,599			$25,421
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$104,831	$3,722	4.74%	$68,150	$1,937	3.80%
Investment Securities:
Taxable Investment Securities	649,538	23,867	4.91	569,097	18,192	4.27
Tax-Exempt Investment Securities (1)	31,597	1,203	5.09	28,947	975	4.50
Total Investment Securities	681,135	25,070	4.92	598,044	19,167	4.29
Loans (1)(2)	3,740,855	153,568	5.48	3,690,196	142,659	5.17
Federal Home Loan Bank Stock	18,111	1,173	8.65	22,343	1,228	7.34
Total Interest Earning Assets	4,544,932	183,533	5.39%	4,378,733	164,991	5.04%
Noninterest Earning Assets	102,993			86,243
Total Assets	$4,647,925			$4,464,976
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$757,409	$25,332	4.47%	$625,531	$15,833	3.38%
Savings and Money Market Deposits	917,051	28,502	4.15	926,494	21,636	3.12
Time Deposits	344,484	10,935	4.24	261,474	4,734	2.42
Brokered Deposits	993,445	31,226	4.20	876,130	24,394	3.72
Total Interest Bearing Deposits	3,012,389	95,995	4.26	2,689,629	66,597	3.31
Federal Funds Purchased	27,605	1,159	5.61	220,434	8,253	5.01
Notes Payable	13,750	887	8.62	13,750	844	8.21
FHLB Advances	311,380	6,325	2.71	215,938	5,269	3.26
Subordinated Debentures	79,424	2,982	5.02	79,042	2,979	5.04
Total Interest Bearing Liabilities	3,444,548	107,348	4.16%	3,218,793	83,942	3.49%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	700,308			774,523
Other Noninterest Bearing Liabilities	67,405			63,646
Total Noninterest Bearing Liabilities	767,713			838,169
Shareholders' Equity	435,664			408,014
Total Liabilities and Shareholders' Equity	$4,647,925			$4,464,976
Net Interest Income / Interest Rate Spread		76,185	1.23%		81,049	1.55%
Net Interest Margin (3)			2.24%			2.47%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(959)			(1,189)
Net Interest Income		$75,226			$79,860
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Three Months Ended September 30, 2024
	Compared with
	Three Months Ended September 30, 2023
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$952	$116	$1,068
Investment Securities:
Taxable Investment Securities	1,283	889	2,172
Tax-Exempt Investment Securities	18	38	56
Total Securities	1,301	927	2,228
Loans	(143)	2,935	2,792
Federal Home Loan Bank Stock	(27)	63	36
Total Interest Earning Assets	$2,083	$4,041	$6,124

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$842	$1,391	$2,233
Savings and Money Market Deposits	689	1,484	2,173
Time Deposits	970	986	1,956
Brokered Deposits	19	581	600
Total Deposits	2,520	4,442	6,962
Federal Funds Purchased	(569)	23	(546)
Notes Payable	—	—	—
FHLB Advances	204	(578)	(374)
Subordinated Debentures	3	(5)	(2)
Total Interest Bearing Liabilities	2,158	3,882	6,040
Net Interest Income	$(75)	$159	$84

	Nine Months Ended September 30, 2024
	Compared with
	Nine Months Ended September 30, 2023
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$1,305	$480	$1,785
Investment Securities:
Taxable Investment Securities	2,972	2,703	5,675
Tax-Exempt Investment Securities	102	126	228
Total Securities	3,074	2,829	5,903
Loans	2,223	8,686	10,909
Federal Home Loan Bank Stock	(274)	219	(55)
Total Interest Earning Assets	$6,328	$12,214	$18,542

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$4,426	$5,073	$9,499
Savings and Money Market Deposits	(273)	7,139	6,866
Time Deposits	2,639	3,562	6,201
Brokered Deposits	3,709	3,123	6,832
Total Deposits	10,501	18,897	29,398
Federal Funds Purchased	(8,087)	993	(7,094)
Notes Payable	—	43	43
FHLB Advances	1,943	(887)	1,056
Subordinated Debentures	18	(15)	3
Total Interest Bearing Liabilities	4,375	19,031	23,406
Net Interest Income	$1,953	$(6,817)	$(4,864)

Comparison of Net Interest Margin, Interest Income, and Interest Expense

Third Quarter of 2024 Compared to Third Quarter of 2023

Net interest income was $25.6 million for the third quarter of 2024, an increase of $178,000 compared to $25.4 million for the third quarter of 2023. The increase in net interest income was primarily due to increased cash balances, growth and higher yields in the securities portfolio, and higher yields on loans, offset partially by growth and higher rates on deposits.

Net interest margin (on a fully tax-equivalent basis) for the third quarter of 2024 was 2.24%, an eight basis point decline from 2.32% in the third quarter of 2023. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees, was 2.16% for the third quarter of 2024, an eight basis point decline from 2.24% in the third quarter of 2023. The decline in the margin was primarily due to higher funding costs, offset partially by higher earning asset yields.

Average interest earning assets were $4.60 billion for the third quarter of 2024, an increase of $179.1 million, or 4.1%, compared to $4.42 billion for the third quarter of 2023. This increase in average interest earning assets was primarily due to increased cash balances and purchases of investment securities. Average interest bearing liabilities were $3.49 billion for the third quarter of 2024, an increase of $226.6 million, or 6.9%, compared to $3.26 billion for the third quarter of 2023. The increase in average interest bearing liabilities was primarily due to an increase in all deposit types and FHLB advances, offset partially by a decrease in federal funds purchased.

Average interest earning assets produced a tax-equivalent yield of 5.48% for the third quarter of 2024, compared to 5.14% for the third quarter of 2023. The increase in the yield on interest earning assets was primarily due to the purchase of higher yielding securities and the repricing of the loan and securities portfolios in the higher interest rate environment. The average rate paid on interest bearing liabilities was 4.27% for the third quarter of 2024, compared to

3.81% for the third quarter of 2023. The increase was primarily due to continued deposit repricing in the higher rate environment.

Interest Income. Total interest income, on a tax-equivalent basis, was $63.3 million for the third quarter of 2024, compared to $57.2 million for the third quarter of 2023. The $6.1 million, or 10.7%, increase in total interest income on a tax-equivalent basis was primarily due to purchases of investment securities and higher earning asset yields in the higher interest rate environment.

Interest income on the investment securities portfolio, on a tax-equivalent basis, increased $2.2 million for the third quarter of 2024, compared to the third quarter of 2023, primarily due to a $105.0 million, or 17.6%, increase in average balances between the two periods and higher rates earned on securities.

Interest income on loans, on a tax-equivalent basis, was $52.1 million for the third quarter of 2024, compared to $49.3 million for the third quarter of 2023. The $2.8 million increase was primarily due to the repricing of the loan portfolio in the higher interest rate environment.

Loan interest income and loan fees remained one of the primary contributing factors to the changes in the yield on interest earning assets. The aggregate loan yield increased to 5.57% in the third quarter of 2024, which was 31 basis points higher than 5.26% in the third quarter of 2023. The core loan yield continued to rise as new loans originated at higher yields and the existing portfolio reprice in the higher rate environment.

The following table presents a summary of interest and fees recognized on loans for the periods indicated:

	Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Interest	5.47%	5.42%	5.31%	5.25%	5.16%
Fees	0.10	0.08	0.07	0.08	0.10
Yield on Loans	5.57%	5.50%	5.38%	5.33%	5.26%

Interest Expense. Interest expense on interest bearing liabilities was $37.4 million for the third quarter of 2024, an increase of $6.0 million, from $31.4 million for the third quarter of 2023. The increase was primarily due to growth and upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on deposits was $34.2 million for the third quarter of 2024, an increase of $7.0 million, from $27.2 million for the third quarter of 2023. The increase in interest expense on deposits was primarily due to upward repricing of the deposit portfolio in the higher interest rate environment and the average balance of interest bearing deposits increasing by $231.8 million, or 8.1%. The cost of total deposits was 3.58% in the third quarter of 2024, a 59 basis point increase, compared to 2.99% in the third quarter of 2023. The increase was primarily due to the upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings was $3.2 million for the third quarter of 2024, a decrease of $921,000, compared to $4.2 million for the third quarter of 2023. The decrease was primarily due to a decreased utilization of federal funds purchased and a decrease in the rate on FHLB advances.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net interest income was $75.2 million for the nine months ended September 30, 2024, a decrease of $4.6 million, or 5.8%, compared to $79.9 million for the nine months ended September 30, 2023. The decrease in net interest income was primarily due to growth and higher rates paid on deposits, offset partially by growth and higher earning asset yields in the higher interest rate environment.

Net interest margin (on a fully tax-equivalent basis) for the nine months ended September 30, 2024 was 2.24%, a 23 basis point decline from 2.47% for the nine months ended September 30, 2023. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees, was 2.17% for the nine months ended September 30, 2024, a 22 basis point decline from 2.39% for the nine months ended September 30, 2023.

Average interest earning assets were $4.54 billion for the nine months ended September 30, 2024, an increase of $166.2 million, or 3.8%, compared to $4.38 billion for the nine months ended September 30, 2023. This increase in average interest earning assets was primarily due to organic growth in the loan portfolio, continued purchases of investment securities, and an increase in cash balances. Average interest bearing liabilities were $3.44 billion for the nine months ended September 30, 2024, an increase of $225.8 million, or 7.0%, compared to $3.22 billion for the nine months ended September 30, 2023. The increase in average interest bearing liabilities was primarily due to an increase in interest bearing transaction deposits, time deposits, brokered deposits, and FHLB advances, offset partially by a decrease in federal funds purchased.

Average interest earning assets produced a tax-equivalent yield of 5.39% for the nine months ended September 30, 2024, compared to 5.04% for the nine months ended September 30, 2023. The average rate paid on interest bearing liabilities was 4.16% for the nine months ended September 30, 2024, compared to 3.49% for the nine months ended September 30, 2023.

Interest Income. Total interest income on a tax-equivalent basis was $183.5 million for the nine months ended September 30, 2024, compared to $165.0 million for the nine months ended September 30, 2023. The $18.5 million increase in total interest income on a tax-equivalent basis was primarily due to an increase in cash balances, organic growth in the loan portfolio, purchases of investment securities and higher earning asset yields in the higher interest rate environment.

Interest income on the investment securities portfolio, on a tax-equivalent basis, increased $5.9 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a $83.1 million, or 13.9%, increase in average balances and a 63 basis point increase in yield between the periods.

Interest income on loans, on a tax-equivalent basis, was $153.6 million for the nine months ended September 30, 2024, compared to $142.7 million for the nine months ended September 30, 2023. The $10.9 million increase was primarily due to a 1.4% increase in the average balances of loans outstanding and a 31 basis point increase in yield.

Interest Expense. Interest expense on interest bearing liabilities was $107.3 million for the nine months ended September 30, 2024, an increase of $23.4 million, compared to $83.9 million for the nine months ended September 30, 2023. The increase was primarily due to growth and continued deposit repricing in the higher interest rate environment, offset partially by decreased utilization of federal funds purchased.

Interest expense on deposits increased to $96.0 million for the nine months ended September 30, 2024, compared to $66.6 million for the nine months ended September 30, 2023. The $29.4 million increase in interest expense on deposits was primarily due to upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings was $11.4 million for the nine months ended September 30, 2024, compared to $17.3 million for the nine months ended September 30, 2023. This decrease was primarily due to lower average balances of federal funds purchased.

Provision for Credit Losses

The provision for credit losses on loans was $-0- for both the third quarter of 2024 and the third quarter of 2023. The provision for credit losses on loans was $1.5 million for the nine months ended September 30, 2024, compared to $2.1 million for the nine months ended September 30, 2023. Although loans decreased during the quarter, increased loss rates and other qualitative factor adjustments resulted in no provision for the quarter. The allowance for credit losses on loans to total loans was 1.38% at September 30, 2024, compared to 1.36% at December 31, 2023.

The following table presents a summary of the activity in the allowance for credit losses on loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at Beginning of Period	$51,949	$50,701	$50,494	$47,996
Impact of Adopting CECL	—	—	—	650
Provision for Credit Losses	—	—	1,450	2,050
Charge-offs	(937)	(122)	(949)	(129)
Recoveries	6	6	23	18
Balance at End of Period	$51,018	$50,585	$51,018	$50,585

The provision for credit losses for off-balance sheet credit exposures was $-0- for the third quarter of 2024, compared to a negative provision of $600,000 for the third quarter of 2023. No provision was recorded during the third quarter of 2024 due to unfunded commitments remaining stable as the migration to funded loans was offset by the volume of newly originated loans with unfunded commitments. The provision for credit losses for off-balance sheet exposures was a negative provision of $100,000 for the nine months ended September 30, 2024, compared to a negative provision of $2.0 million for the nine months ended September 30, 2023. The negative provision for both periods was due to a reduction in outstanding unfunded commitments. The allowance for credit losses on off-balance sheet credit exposures was $2.9 million as of September 30, 2024, compared to $3.0 million as of December 31, 2023.

The following table presents a summary of the activity in the provision for credit losses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2024	2023	(Decrease)	2024	2023	(Decrease)
Provision for Credit Losses on Loans	$—	$—	$—	$1,450	$2,050	$(600)
Provision for (Recovery of) Credit Losses for Off-Balance Sheet Credit Exposures	—	(600)	600	(100)	(1,975)	1,875
Provision for (Recovery of) Credit Losses	$—	$(600)	$600	$1,350	$75	$1,275

Noninterest Income

Noninterest income was $1.5 million for the third quarter of 2024, a decrease of $204,000 from $1.7 million for the third quarter of 2023. The decrease was primarily due to $493,000 of FHLB prepayment income recognized in the previous year which did not reoccur, offset partially by higher letter of credit fees, an increase in the cash surrender value of bank-owned life insurance and an increase in other income. Noninterest income was $4.8 million for the nine months ended September 30, 2024, a decrease of $249,000 from $5.1 million for the nine months ended September 30, 2023. The decrease was primarily due to lower letter of credit fees and $792,000 of FHLB prepayment income recognized in the previous year which did not reoccur, offset partially by an increase in net gain on sale of securities and an increase in the cash surrender value of bank-owned life insurance.

The following table presents the major components of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2024	2023	(Decrease)	2024	2023	(Decrease)
Noninterest Income:
Customer Service Fees	$373	$379	$(6)	$1,081	$1,096	$(15)
Net Gain (Loss) on Sales of Securities	(28)	—	(28)	385	(6)	391
Letter of Credit Fees	424	315	109	1,127	1,328	(201)
Debit Card Interchange Fees	152	150	2	448	443	5
Bank-Owned Life Insurance	352	252	100	965	724	241
FHLB Prepayment Income	—	493	(493)	—	792	(792)
Other Income	249	137	112	829	707	122
Totals	$1,522	$1,726	$(204)	$4,835	$5,084	$(249)

Noninterest Expense

Third Quarter of 2024 Compared to Third Quarter of 2023

Noninterest expense was $15.8 million for the third quarter of 2024, an increase of $523,000 from $15.2 million for the third quarter of 2023. The increase was primarily attributable to increases in salaries and employee benefits, higher professional and consulting fees relating to the acquisition of First Minnetonka City Bank, increases in information technology and telecommunications, and marketing and advertising expense, offset partially by a decrease in the FDIC insurance assessment and lower derivative collateral fees.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Noninterest expense was $46.5 million for the nine months ended September 30, 2024, an increase of $2.9 million, from $43.6 million for the nine months ended September 30, 2023. The increase was primarily attributable to increases in salaries and employee benefits and higher professional and consulting fees driven by the acquisition of First Minnetonka City Bank.

The Company had 265 full-time equivalent employees at the end of the third quarter of 2024, compared to 255 at the end of the third quarter of 2023.

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

The efficiency ratio was 58.0% for the third quarter of 2024, compared to 56.1% for the third quarter of 2023. The efficiency ratio for the nine months ended September 30, 2024 and 2023 was 58.3% and 51.2%, respectively. The efficiencies of the Company’s “branch-light” model have positioned the Company well to continue navigating a challenging environment for a more spread-based revenue model.

The following table presents the major components of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2024	2023	(Decrease)	2024	2023	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$9,851	$9,519	$332	$28,959	$26,923	$2,036
Occupancy and Equipment	1,069	1,101	(32)	3,218	3,385	(167)
FDIC Insurance Assessment	750	1,075	(325)	2,350	2,640	(290)
Data Processing	368	392	(24)	1,252	1,150	102
Professional and Consulting Fees	1,149	715	434	2,890	2,299	591
Derivative Collateral Fees	381	543	(162)	1,395	1,327	68
Information Technology and Telecommunications	840	683	157	2,448	2,077	371
Marketing and Advertising	367	222	145	1,006	805	201
Intangible Asset Amortization	9	9	—	26	91	(65)
Other Expense	976	978	(2)	2,944	2,883	61
Totals	$15,760	$15,237	$523	$46,488	$43,580	$2,908

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

Income tax expense was $2.7 million for the third quarter of 2024, compared to $2.9 million for the third quarter of 2023. The effective combined federal and state income tax rate for the third quarter of 2024 was 23.6%, compared to 23.0% for the third quarter of 2023. Income tax expense was $7.6 million for the nine months ended September 30, 2024, compared to $10.2 million for the nine months ended September 30, 2023. The effective combined federal and state income tax rate for the nine months ended September 30, 2024 and 2023 was 23.6% and 24.7%, respectively. The fluctuations in the effective tax rate across both periods was primarily due to the timing and delivery of tax credits.

Financial Condition

Assets

Total assets at September 30, 2024 were $4.69 billion, an increase of $79.5 million, or 1.7%, over total assets of $4.61 billion at December 31, 2023, and an increase of $134.4 million, or 3.0%, over total assets of $4.56 billion at September 30, 2023. The year-to-date and year-over-year growth were primarily due to an increase in cash and cash equivalents and purchases of investment securities.

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

The investment securities portfolio consists primarily of U.S. government agency mortgage backed securities, municipal securities, and corporate securities comprised primarily of subordinated debentures of banks and financial holding companies. In addition, the Company also holds U.S. treasury securities, other mortgage backed and other debt securities. The investment securities portfolio has varying contractual maturities, some of these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $664.7 million at September 30, 2024, compared to $604.1 million at December 31, 2023, an increase of $60.6 million, or 10.0%. At September 30, 2024, U.S. government agency mortgage-backed securities represented 15.5% of the portfolio, municipal securities represented 16.8% of the portfolio, corporate securities represented 20.8% of the portfolio, U.S. treasury securities represented 15.9% of the portfolio, SBA securities represented 2.2% of the portfolio, other mortgage-backed securities represented 16.1% of the portfolio, and asset-backed securities represented 12.7% of the portfolio.

The following table presents the amortized cost and fair value of securities available for sale, by type, at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury Securities	$105,998	$105,875	$—	$—
SBA Securities	14,105	14,266	18,497	18,674
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	6,947	6,484	45,256	44,188
Issued by FNMA and FHLMC	23,117	20,970	24,319	21,687
Other Residential Mortgage-Backed Securities	73,153	65,738	74,832	65,617
Commercial Mortgage-Backed Securities	10,316	9,975	10,811	10,292
All Other Commercial MBS	105,017	107,304	94,237	93,531
Total MBS	218,550	210,471	249,455	235,315
Municipal Securities	125,423	111,887	151,512	132,524
Corporate Securities	144,539	138,107	142,098	130,605
Asset-Backed Securities	83,964	84,109	87,054	86,986
Total	$692,579	$664,715	$648,616	$604,104

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

Total gross loans at September 30, 2024 were $3.69 billion, a decrease of $38.7 million, or 1.0%, over total gross loans of $3.72 billion at December 31, 2023, and a decrease of $36.7 million, or 1.0%, over total gross loans of $3.72 billion at September 30, 2023. The decrease in the loan portfolio during both periods was primarily due to elevated loan payoffs, offset partially by loan originations. The pace of loan growth has moderated in recent quarters, when compared to historical levels, due to active balance sheet management to continue to align loan growth with the funding outlook and ultimately the impact of the higher interest rate environment on the number of prospective deals that meet underwriting standards.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	September 30, 2024		June 30, 2024		March 31, 2024		December 31, 2023		September 30, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$493,403	13.4%	$518,762	13.6%	$483,069	12.8%	$464,061	12.4%	$459,854	12.3%
Construction and Land Development	118,596	3.2	134,096	3.5	200,970	5.3	232,804	6.3	294,818	7.9
1-4 Family Construction	45,822	1.3	60,551	1.6	65,606	1.7	65,087	1.8	64,463	1.7
Real Estate Mortgage:
1-4 Family Mortgage	421,179	11.4	416,944	11.0	417,773	11.0	402,396	10.8	404,716	10.9
Multifamily	1,379,814	37.4	1,404,835	37.0	1,389,345	36.7	1,388,541	37.3	1,378,669	37.0
CRE Owner Occupied	182,239	5.0	185,988	4.9	182,589	4.8	175,783	4.7	159,485	4.3
CRE Nonowner Occupied	1,032,142	28.0	1,070,050	28.2	1,035,702	27.4	987,306	26.5	951,263	25.6
Total Real Estate Mortgage Loans	3,015,374	81.8	3,077,817	81.1	3,025,409	79.9	2,954,026	79.3	2,894,133	77.8
Consumer and Other	12,395	0.3	9,159	0.2	9,151	0.3	8,304	0.2	9,003	0.3
Total Loans, Gross	3,685,590	100.0%	3,800,385	100.0%	3,784,205	100.0%	3,724,282	100.0%	3,722,271	100.0%
Allowance for Credit Losses	(51,018)		(51,949)		(51,347)		(50,494)		(50,585)
Net Deferred Loan Fees	(5,705)		(6,214)		(6,356)		(6,573)		(7,222)
Total Loans, Net	$3,628,867		$3,742,222		$3,726,502		$3,667,215		$3,664,464

The Company primarily focuses on real estate mortgage lending, which constituted 81.8% of the portfolio at September 30, 2024. The composition of the portfolio has remained relatively consistent with prior periods and the Company does not expect any significant changes in the composition of the loan portfolio or the emphasis on real estate lending in the foreseeable future.

As of September 30, 2024, investor CRE loans totaled $2.58 billion, consisting of $1.03 billion of loans secured by nonowner occupied CRE, $1.38 billion of loans secured by multifamily residential properties, $45.8 million of 1-4 family construction loans and $118.6 million of construction and land development loans. Investor CRE loans represented 69.9% of the total gross loan portfolio and 449.1% of the Bank’s total risk-based capital at September 30, 2024, compared to 71.8% and 482.4%, respectively, at December 31, 2023.

The following table provides a breakdown of CRE nonowner occupied loans by collateral types as of September 30, 2024:

		Percent of	Percent of
		CRE Nonowner	Total Loan
(dollars in thousands)	Balance	Occupied Portfolio	Portfolio
Collateral Type:
Industrial	$251,428	24.4%	6.8%
Office	197,309	19.1	5.4
Retail	168,750	16.3	4.6
Nursing/Assisted Living	108,846	10.6	2.9
Mini Storage Facility	107,473	10.4	2.9
Medical Office	98,551	9.6	2.7
Other	99,785	9.6	2.7
Total CRE Nonowner Occupied	$1,032,142	100.0%	28.0%

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$201,028	$220,303	$68,399	$3,673
Construction and Land Development	50,820	65,868	1,908	—
1-4 Family Construction	37,959	7,662	201	—
Real Estate Mortgage:
1-4 Family Mortgage	67,910	279,126	73,509	634
Multifamily	223,731	563,634	505,554	86,895
CRE Owner Occupied	5,793	112,218	64,228	—
CRE Nonowner Occupied	267,106	505,874	259,162	—
Total Real Estate Mortgage Loans	564,540	1,460,852	902,453	87,529
Consumer and Other	8,760	3,408	—	227
Total Loans, Gross	$863,107	$1,758,093	$972,961	$91,429
Interest Rate Sensitivity:
Fixed Interest Rates	$557,598	$1,463,797	$481,866	$26,531
Floating or Adjustable Rates	305,509	294,296	491,095	64,898
Total Loans, Gross	$863,107	$1,758,093	$972,961	$91,429

	As of December 31, 2023
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$157,047	$206,460	$96,826	$3,728
Construction and Land Development	99,183	93,013	40,608	—
1-4 Family Construction	46,601	9,476	9,010	—
Real Estate Mortgage:
1-4 Family Mortgage	59,962	262,468	79,320	646
Multifamily	242,291	482,380	576,348	87,522
CRE Owner Occupied	8,271	83,280	84,232	—
CRE Nonowner Occupied	204,297	503,196	279,813	—
Total Real Estate Mortgage Loans	514,821	1,331,324	1,019,713	88,168
Consumer and Other	2,568	5,533	—	203
Total Loans, Gross	$820,220	$1,645,806	$1,166,157	$92,099
Interest Rate Sensitivity:
Fixed Interest Rates	$502,454	$1,414,656	$673,563	$26,172
Floating or Adjustable Rates	317,766	231,150	492,594	65,927
Total Loans, Gross	$820,220	$1,645,806	$1,166,157	$92,099

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

The following table presents information on loan classifications at September 30, 2024. The Company had no assets classified as doubtful or loss at September 30, 2024.

	Risk Category
(dollars in thousands)	Watch	Substandard	Total
Commercial	$495	$14,199	$14,694
Construction and Land Development	—	64	64
Real Estate Mortgage:
1-4 Family Mortgage	826	648	1,474
Multifamily	12,878	—	12,878
CRE Owner Occupied	1,725	977	2,702
CRE Nonowner Occupied	16,067	15,749	31,816
Total Real Estate Mortgage Loans	31,496	17,374	48,870
Totals	$31,991	$31,637	$63,628

Loans that have potential weaknesses that warranted a watchlist risk rating at September 30, 2024 totaled $32.0 million, compared to $26.5 million at December 31, 2023. Loans that warranted a substandard risk rating at September 30, 2024 totaled $31.6 million, compared to $35.9 million at December 31, 2023. Management continues to actively work with these borrowers and closely monitor substandard credits.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonaccrual loans totaled $8.4 million as of September 30, 2024 and $919,000 as of December 31, 2023. There were no loans 90 days past due and still accruing as of September 30, 2024 or December 31, 2023. As of September 30, 2024, there were $434,000 of foreclosed assets. There were no foreclosed assets as of December 31, 2023. The overall increase in nonperforming assets was primarily due to one central business district office loan, which previously had a substandard risk rating.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Total Nonaccrual Loans	$8,378	$919
Total Nonperforming Loans	$8,378	$919
Plus: Foreclosed Assets	434	—
Total Nonperforming Assets (1)	$8,812	$919
Nonaccrual Loans to Total Loans	0.23%	0.02%
Nonperforming Loans to Total Loans	0.23	0.02
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.24	0.02
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, to place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for credit losses on loans is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. For the three and nine months ended September 30, 2024, the gross income that would have been recorded on nonaccrual loans was $116,000 and $152,000, respectively. For the three and nine months ended September 30, 2023, gross income that would have been recorded on nonacrrual loans was $20,000 and $51,000, respectively.

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

At September 30, 2024, the allowance for credit losses on loans was $51.0 million, an increase of $524,000 from $50.5 million at December 31, 2023. Net charge-offs totaled $931,000 during the third quarter of 2024 and $116,000 during the third quarter of 2023. Net charge-offs totaled $926,000 for the nine months ended September 30, 2024 and $111,000 for the nine months ended September 30, 2023. The allowance for credit losses on loans as a percentage of total loans was 1.38% at September 30, 2024, compared to 1.36% at December 31, 2023.

The following table presents a summary of net charge-offs for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023
Net Charge-offs (Recoveries)
Commercial	$(5)	$94	$(10)	$89
Real Estate Mortgage:
1-4 Family Mortgage	—	(2)	(3)	(4)
CRE Nonowner Occupied	935	—	935	—
Total Real Estate Mortgage Loans	935	(2)	932	(4)
Consumer and Other	1	24	4	26
Total Net Charge-offs (Recoveries)	$931	$116	$926	$111
Net Charge-offs to Average Loans
Commercial	0.00%	0.08%	0.00%	0.03%
Real Estate Mortgage:
1-4 Family Mortgage	0.00	0.00	0.00	0.00
CRE Nonowner Occupied	0.35	0.00	0.12	0.00
Total Real Estate Mortgage Loans	0.12	0.00	0.04	0.00
Consumer and Other	0.04	1.02	0.05	0.36
Total Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.10%	0.01%	0.03%	0.00%
Gross Loans, End of Period	$3,685,590	$3,722,271	$3,685,590	$3,722,271
Average Loans	3,721,654	3,722,594	3,740,855	3,690,196
Allowance for Credit Losses to Total Gross Loans	1.38%	1.36%	1.38%	1.36%

The following table presents a summary of the allocation of the allowance for credit losses on loans by loan portfolio segment as of the dates indicated:

	September 30,		December 31,
	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$5,673	11.1%	$5,398	10.7%
Construction and Land Development	1,079	2.1	2,156	4.3
1-4 Family Construction	394	0.8	558	1.1
Real Estate Mortgage:
1 - 4 Family Mortgage	2,779	5.4	2,651	5.3
Multifamily	22,355	43.8	22,217	44.0
CRE Owner Occupied	1,233	2.4	1,184	2.3
CRE Nonowner Occupied	17,376	34.1	16,225	32.1
Total Real Estate Mortgage Loans	43,743	85.7	42,277	83.7
Consumer and Other	129	0.3	105	0.2
Total Allowance for Credit Losses	$51,018	100.0%	$50,494	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	September 30, 2024		June 30, 2024		March 31, 2024		December 31, 2023		September 30, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$713,309	19.0%	$705,175	18.5%	$698,432	18.3%	$756,964	20.4%	$754,297	20.5%
Interest Bearing Transaction Deposits	805,756	21.5	752,568	19.8	783,736	20.6	692,801	18.7	780,863	21.3
Savings and Money Market Deposits	980,345	26.2	943,994	24.8	979,773	25.7	935,091	25.2	872,534	23.7
Time Deposits	347,080	9.3	373,713	9.8	352,510	9.3	300,651	8.1	265,737	7.2
Brokered Deposits	900,952	24.0	1,032,262	27.1	992,774	26.1	1,024,441	27.6	1,002,078	27.3
Total Deposits	$3,747,442	100.0%	$3,807,712	100.0%	$3,807,225	100.0%	$3,709,948	100.0%	$3,675,509	100.0%

Total deposits at September 30, 2024 were $3.75 billion, an increase of $37.5 million, or 1.0%, compared to total deposits of $3.71 billion at December 31, 2023, and an increase of $71.9 million, or 2.0%, over total deposits of $3.68 billion at September 30, 2023. Core deposits, defined as total deposits excluding brokered deposits and time deposits greater than $250,000, increased $131.2 million, or 6.9% annualized, from December 31, 2023. Growth in core deposits was primarily due to increased balances of existing clients and new client acquisitions. Based on the nature of the Company’s client base, management believes core deposits could fluctuate in future periods as deposit growth is not always linear.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. As of September 30, 2024, total brokered deposits were $901.0 million, a decrease of $123.5 million, compared to total brokered deposits of $1.02 billion at December 31, 2023. Brokered deposits continue to be used as a supplemental funding source, as needed, to support loan portfolio growth.

The following table presents the average balance and average rate paid on each of the following deposit categories as of and for the three months ended September 30, 2024 and 2023:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$710,192	—%	$754,567	—%
Interest Bearing Transaction Deposits	804,161	4.63	730,244	3.88
Savings and Money Market Deposits	939,665	4.34	874,612	3.67
Time Deposits < $250,000	184,397	4.01	181,689	2.56
Time Deposits > $250,000	170,653	4.80	84,946	3.70
Brokered Deposits	989,712	4.28	985,276	4.04
Total Deposits	$3,798,780	3.58%	$3,611,334	2.99%

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $944.0 million, or 25.0% of total deposits, at September 30, 2024 and $900.0 million, or 24.3% of total deposits, at December 31, 2023. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Other Borrowings

At September 30, 2024, the Company had outstanding FHLB advances of $349.5 million, compared to $319.5 million at December 31, 2023. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $509.2 million and $498.7 million at September 30, 2024 and December 31, 2023, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. On September 1, 2024, the Company entered into a third amendment to the agreement which extended the maturity date of the Company’s existing revolving line of credit with a maximum principal amount of $40.0 million from September 1, 2024 to September 1, 2026. The amendment also increased the floor rate from 3.85% to 4.50%. As of both September 30, 2024 and December 31, 2023, the Company had $13.8 million of outstanding balances under the revolving line of credit.

Additionally, the Company has borrowing capacity from other sources. As of September 30, 2024, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $868.0 million and $979.4 million at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company had no outstanding advances from the discount window.

Subordinated Debentures

As of September 30, 2024 and December 31, 2023, the Company had subordinated debentures, net of issuance costs, of $79.6 million and $79.3 million, respectively.

For additional information, see “Note 8 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at September 30, 2024:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$2,638,892	$—	$—	$—	$2,638,892
Time Deposits	335,002	586,182	174,611	12,755	1,108,550
Notes Payable	—	13,750	—	—	13,750
FHLB Advances	278,000	49,000	22,500	—	349,500
Subordinated Debentures	—	—	—	80,000	80,000
Commitment to Fund Tax Credit Investments	2,881	—	—	—	2,881
Operating Lease Obligations	596	811	370	—	1,777
Totals	$3,255,371	$649,743	$197,481	$92,755	$4,195,350

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

Capital

Total shareholders’ equity at September 30, 2024 was $452.2 million, an increase of $26.7 million, or 6.3%, compared to total shareholders’ equity of $425.5 million at December 31, 2023. The increase was primarily due to net income retained and a decrease in unrealized losses in the securities portfolio, offset partially by a decrease in unrealized gains in the derivatives portfolio, preferred stock dividends, and stock repurchases.

Tangible book value per share, a non-GAAP financial measure, was $13.96 as of September 30, 2024, an increase of 8.8% from $12.84 as of December 31, 2023. Tangible common equity as a percentage of tangible assets, a non-GAAP financial measure, was 8.17% at September 30, 2024, compared to 7.73% at December 31, 2023.

Stock Repurchase Program. During the three months ended September 30, 2024, the Company repurchased no shares of its common stock. During the nine months ended September 30, 2024, the Company repurchased 446,509 shares of its common stock, representing 1.6% of the Company’s issued and outstanding shares at that time. Shares were repurchased during this period at a weighted average price of $11.60 per share, for a total of $5.2 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares.

On July 23, 2024, the Company’s Board of Directors extended the expiration date of the Company’s previously announced stock repurchase program (the “2022 Stock Repurchase Program”) from August 16, 2024 to August 20, 2025. As of September 30, 2024, the remaining amount that could be used to repurchase shares under the stock repurchase program was $15.3 million. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of September 30, 2024. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios as of the dates indicated are presented in the following tables:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Company (Consolidated):
Total Risk-based Capital	$589,088	14.62%	$322,278	8.00%	$422,990	10.50%	N/A	N/A
Tier 1 Risk-based Capital	460,827	11.44	241,709	6.00	342,420	8.50	N/A	N/A
Common Equity Tier 1 Capital	394,313	9.79	181,281	4.50	281,993	7.00	N/A	N/A
Tier 1 Leverage Ratio	460,827	9.75	189,109	4.00	189,109	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$573,720	14.27%	$321,749	8.00%	$422,296	10.50%	$402,187	10.00%
Tier 1 Risk-based Capital	525,114	13.06	241,312	6.00	341,859	8.50	321,749	8.00
Common Equity Tier 1 Capital	525,114	13.06	180,984	4.50	281,531	7.00	261,421	6.50
Tier 1 Leverage Ratio	525,114	11.12	188,832	4.00	188,832	4.00	236,040	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Company (Consolidated):
Total Risk-based Capital	$570,770	13.97%	$326,872	8.00%	$429,019	10.50%	N/A	N/A
Tier 1 Risk-based Capital	440,947	10.79	245,154	6.00	347,301	8.50	N/A	N/A
Common Equity Tier 1 Capital	374,433	9.16	183,865	4.50	286,013	7.00	N/A	N/A
Tier 1 Leverage Ratio	440,947	9.57	184,383	4.00	184,383	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$554,269	13.58%	$326,528	8.00%	$428,568	10.50%	$408,160	10.00%
Tier 1 Risk-based Capital	503,787	12.34	244,896	6.00	346,936	8.50	326,528	8.00
Common Equity Tier 1 Capital	503,787	12.34	183,672	4.50	285,712	7.00	265,304	6.50
Tier 1 Leverage Ratio	503,787	10.95	184,037	4.00	184,037	4.00	230,047	5.00

Regulations include a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At September 30, 2024, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represented credit risk as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$162,664	$361,034	$164,880	$381,752
Letters of Credit	5,745	106,324	6,780	96,509
Totals	$168,409	$467,358	$171,660	$478,261

The Company had outstanding letters of credit with the FHLB of $133.9 million and $114.4 million at September 30, 2024 and December 31, 2023, respectively, on behalf of customers and to secure public deposits.

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

Total on- and off-balance sheet liquidity was $2.29 billion as of September 30, 2024, compared to $2.23 billion at December 31, 2023. The Company did not utilize the Federal Reserve Discount Window during the nine months ended September 30, 2024.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	September 30, 2024	December 31, 2023
(dollars in thousands)
Cash and Cash Equivalents	$167,869	$96,594
Securities Available for Sale	664,715	604,104
Less: Pledged Securities	(146,144)	(170,727)
Total Primary Liquidity	$686,440	$529,971
Ratio of Primary Liquidity to Total Deposits	18.3%	14.3%

Secondary Liquidity—Off-Balance Sheet
Net Secured Borrowing Capacity with the FHLB	$509,223	$498,736
Net Secured Borrowing Capacity with the Federal Reserve Bank	867,955	979,448
Unsecured Borrowing Capacity with Correspondent Lenders	200,000	200,000
Secured Borrowing Capacity with Correspondent Lender	26,250	26,250
Total Secondary Liquidity	1,603,428	1,704,434
Total Primary and Secondary Liquidity	$2,289,868	$2,234,405
Ratio of Primary and Secondary Liquidity to Total Deposits	61.1%	60.2%

During the nine months ended September 30, 2024, primary liquidity increased by $156.5 million due to a $71.3 million increase in cash and cash equivalents, a $60.6 million increase in securities available for sale and a $24.6 million decrease in pledged securities, when compared to December 31, 2023. Secondary liquidity decreased by $101.0 million as of September 30, 2024, when compared to December 31, 2023, due to a $111.5 million decrease in the borrowing capacity with the Federal Reserve Bank, offset partially by a $10.5 million increase in the borrowing capacity with the FHLB.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At September 30, 2024, core deposits totaled approximately $2.68 billion and represented 71.5% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At September 30, 2024, brokered deposits totaled $901.0 million, consisting of $761.5 million of brokered time deposits and $139.5 million of non-maturity brokered money market and transaction accounts. At December 31, 2023, brokered deposits totaled $1.02 billion, consisting of $850.5 million of brokered time deposits and $174.0 million of non-maturity brokered money market and transaction accounts.

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

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2024	2024	2024	2023	2023	2024	2023

Pre-Provision Net Revenue
Noninterest Income	$1,522	$1,763	$1,550	$1,409	$1,726	$4,835	$5,084
Less: (Gain) Loss on Sales of Securities	28	(320)	(93)	27	—	(385)	6
Less: FHLB Advance Prepayment Income	—	—	—	—	(493)	—	(792)
Total Operating Noninterest Income	1,550	1,443	1,457	1,436	1,233	4,450	4,298
Plus: Net Interest Income	25,599	24,996	24,631	25,314	25,421	75,226	79,860
Net Operating Revenue	$27,149	$26,439	$26,088	$26,750	$26,654	$79,676	$84,158

Noninterest Expense	$15,760	$15,539	$15,189	$15,740	$15,237	$46,488	$43,580
Total Operating Noninterest Expense	$15,760	$15,539	$15,189	$15,740	$15,237	$46,488	$43,580

Pre-Provision Net Revenue	$11,389	$10,900	$10,899	$11,010	$11,417	$33,188	$40,578

Plus:
Non-Operating Revenue Adjustments	(28)	320	93	(27)	493	385	786
Less:
Provision for (Recovery of) Credit Losses	—	600	750	(250)	(600)	1,350	75
Provision for Income Taxes	2,686	2,505	2,411	2,360	2,881	7,602	10,202
Net Income	$8,675	$8,115	$7,831	$8,873	$9,629	$24,621	$31,087

Average Assets	$4,703,804	$4,646,517	$4,592,838	$4,567,446	$4,504,937	$4,647,925	$4,464,976
Pre-Provision Net Revenue Return on Average Assets	0.96%	0.94%	0.95%	0.96%	1.01%	0.95%	1.22%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2024	2024	2024	2023	2023	2024	2023

Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$25,905	$25,288	$24,992	$25,683	$25,822	$76,185	$81,049
Less: Loan Fees	(968)	(767)	(608)	(751)	(914)	(2,342)	(2,853)
Core Net Interest Income	$24,937	$24,521	$24,384	$24,932	$24,908	$73,843	$78,196

Average Interest Earning Assets	$4,595,521	$4,545,920	$4,492,756	$4,480,428	$4,416,424	$4,544,932	$4,378,733
Core Net Interest Margin	2.16%	2.17%	2.18%	2.21%	2.24%	2.17%	2.39%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2024	2024	2024	2023	2023	2024	2023

Efficiency Ratio
Noninterest Expense	$15,760	$15,539	$15,189	$15,740	$15,237	$46,488	$43,580
Less: Amortization of Intangible Assets	(9)	(8)	(9)	(9)	(9)	(26)	(91)
Adjusted Noninterest Expense	$15,751	$15,531	$15,180	$15,731	$15,228	$46,462	$43,489

Net Interest Income	$25,599	$24,996	$24,631	$25,314	$25,421	75,226	79,860
Noninterest Income	1,522	1,763	1,550	1,409	1,726	4,835	5,084
Less: Gain (Loss) on Sales of Securities	28	(320)	(93)	27	—	(385)	6
Adjusted Operating Revenue	$27,149	$26,439	$26,088	$26,750	$27,147	$79,676	$84,950
Efficiency Ratio	58.0%	58.7%	58.2%	58.8%	56.1%	58.3%	51.2%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2024	2024	2024	2023	2023	2024	2023

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$452,200	$439,241	$433,611	$425,515	$415,960
Less: Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Total Common Shareholders' Equity	385,686	372,727	367,097	359,001	349,446
Less: Intangible Assets	(2,789)	(2,797)	(2,806)	(2,814)	(2,823)
Tangible Common Equity	$382,897	$369,930	$364,291	$356,187	$346,623

Total Assets	$4,691,517	$4,687,035	$4,723,109	$4,611,990	$4,557,070
Less: Intangible Assets	(2,789)	(2,797)	(2,806)	(2,814)	(2,823)
Tangible Assets	$4,688,728	$4,684,238	$4,720,303	$4,609,176	$4,554,247
Tangible Common Equity/Tangible Assets	8.17%	7.90%	7.72%	7.73%	7.61%

Tangible Book Value Per Share
Book Value Per Common Share	$14.06	$13.63	$13.30	$12.94	$12.47
Less: Effects of Intangible Assets	(0.10)	(0.10)	(0.10)	(0.10)	(0.10)
Tangible Book Value Per Common Share	$13.96	$13.53	$13.20	$12.84	$12.37

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$7,662	$7,101	$6,818	$7,859	$8,616	$21,581	$28,047

Average Shareholders' Equity	$443,077	$435,585	$428,248	$417,789	$414,047	$435,664	$408,014
Less: Average Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Average Common Equity	376,563	369,071	361,734	351,275	347,533	369,150	341,500
Less: Effects of Average Intangible Assets	(2,794)	(2,802)	(2,811)	(2,819)	(2,828)	(2,802)	(2,856)
Average Tangible Common Equity	$373,769	$366,269	$358,923	$348,456	$344,705	$366,348	$338,644
Return on Average Tangible Common Equity	8.16%	7.80%	7.64%	8.95%	9.92%	7.87%	11.07%

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

The Company has entered into certain hedging transactions including interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At both September 30, 2024 and December 31, 2023, these cash flow hedges had a total notional amount of $308.0 million. Fair value hedge relationships mitigate exposure to changes in the fair value of a recognized asset or value. The Company utilizes fair value hedges to manage fair value exposure for the U.S. treasury security portfolio. At September 30, 2024, these fair value hedges had a total notional amount of $97.7 million. There were no fair value hedges at December 31, 2023. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2024 and December 31, 2023 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, and 300 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 400 basis points does not provide us with meaningful results and thus is not presented.

(dollars in thousands)	September 30, 2024		December 31, 2023
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$109,509	(6.58)%	$118,597	(2.39)%
+300	110,994	(5.31)	118,983	(2.08)
+200	112,118	(4.35)	119,395	(1.74)
+100	114,416	(2.39)	119,916	(1.31)
0	117,218	—	121,504	—
−100	120,865	3.11	125,138	2.99
−200	124,853	6.51	128,643	5.87
−300	130,226	11.10	132,269	8.86

The table above indicates that as of September 30, 2024, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 6.58% decrease in net interest income. In the event of an immediate 300 basis point decrease in interest rates, the Company would experience an 11.10% increase in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2024, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1.A. Risk Factors

Other than disclosed below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024.

Transaction-Related Risks

The Company May Fail to Realize the Anticipated Benefits of the Proposed Merger with First Minnetonka City Bank.

Bridgewater Bank and First Minnetonka City Bank have operated and, until the consummation of the proposed merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend on, among other things, the Company’s ability to combine the businesses of Bridgewater Bank and First Minnetonka City Bank in a manner that permits growth opportunities, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies, and does not materially disrupt the existing customer relationships of Bridgewater Bank and First Minnetonka City Bank nor result in decreased revenues due to any loss of customers. If the Company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on the surviving corporation’s business, financial condition, operating results, prospects and stock price.

While individuals employed by First Minnetonka City Bank immediately prior to the effective time will automatically become employees of Bridgewater Bank following the merger, certain employees may not be retained by Bridgewater Bank after the merger. In addition, certain employees that the Company wishes to retain may elect to terminate their employment as a result of the merger, which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of the Company’s or FMB’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect the ability of Bridgewater Bank and First Minnetonka City Bank to maintain relationships with customers and employees or to achieve the anticipated benefits and cost savings of the merger.

Among the factors considered by the boards of directors of both the Company and FMB in connection with their respective approvals of the merger agreement were the anticipated benefits that could result from the merger. There can be no assurance that these benefits will be realized within the time periods contemplated or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the third quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2024	1,078	$11.52	—	$15,281,253
August 1 - 31, 2024	—	—	—	15,281,253
September 1 - 30, 2024	2,633	13.60	—	15,281,253
Total	3,711	$13.00	—	$15,281,253
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock and stock options. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.

(2)	On August 17, 2022, the Company’s board of directors approved a stock repurchase program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. On July 23, 2024, the Company’s Board of Directors extended the expiration date of the stock repurchase program from August 16, 2024 to August 20, 2025. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
10.1

Third Amendment to Loan and Security Agreement, dated as of September 1, 2024, by and between Bridgewater Bancshares, Inc., as Borrower, and ServisFirst Bank, as Lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on September 6, 2024).

10.2

Amended and Restated Revolving Note, dated as of September 1, 2024, made by Bridgewater Bancshares, Inc., as Borrower, to and in favor of ServisFirst Bank, as Lender (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on September 6, 2024).

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended September 30, 2024 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: October 31, 2024	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	President and Chief Financial Officer (Principal Financial Officer)