Form 10-K
period 2024-12-31
Bridgewater Bancshares Inc
filed 2025-03-06
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on June 30, 2024, based on the closing price of $11.61 of such shares on that date, was $260,404,649.

The number of shares of the Common Stock issued and outstanding as of February 17, 2025 was 27,596,315.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on April 22, 2025.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. The actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of changes in interest rates;
●	effects on the U.S. economy resulting from the implementation of policies proposed by the new presidential administration, including tariffs, mass deportations and tax regulations;
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of changes in interest rates;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including the level and impact of inflation and possible recession;
●	the effects of developments and events in the financial service industry, including the large-scale deposit withdrawals over a short period of time that resulted in several bank failures;
●	credit risk and risks from concentrations (by type of borrower, geographic area, collateral and industry) within the Company’s loan portfolio or large loans to certain borrowers (including CRE loans);
●	the overall health of the local and national real estate market;
●	the ability to successfully manage credit risk;
●	the ability to maintain an adequate level of allowance for credit losses on loans and leases;
●	new or revised accounting standards as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board (“FASB”) or Public Company Accounting Oversight Board (“PCAOB”);
●	the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;
●	the ability to successfully manage liquidity risk, which may increase the dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	the ability to raise additional capital to implement our business plan;
●	the ability to implement our growth strategy and manage costs effectively;
●	the composition of the Company’s senior leadership team and the ability to attract and retain key personnel;
●	talent and labor shortages and employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our or our third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;
●	interruptions involving our information technology and telecommunications systems or third party servicers;

●	competition in the financial services industry, including from nonbank competitors such as credit unions, “fintech” companies and digital asset service providers;
●	the effectiveness of the risk management framework;
●	the commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, including in response to prior bank failures;
●	risks related to climate change and the negative impact it may have on our customers and their businesses;
●	the imposition of tariffs or other governmental policies impacting the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events, including ongoing conflicts in the Middle East and the Russian invasion of Ukraine;
●	potential impairment to the goodwill the Company recorded in connection with acquisitions;
●	the risks associated with our acquisition of FMCB, including the possibility that the merger may be more difficult or expensive to integrate than anticipated, and the effect of the merger on the Company’s customer and employee relationships and operating results;
●	changes to U.S. or state tax laws, regulations and governmental policies concerning the Company’s general business, including changes in interpretation or prioritization and changes in response to prior bank failures,
●	any other risk factors described in the “Risk Factors” section of this report and in other reports filed by Bridgewater Bancshares, Inc. with the Securities and Exchange Commission (“SEC”).

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

PART I

ITEM 1.  BUSINESS

Company Overview and History

Bridgewater Bancshares, Inc. (the “Company”) is a Minnesota corporation and financial holding company with one wholly-owned subsidiary: Bridgewater Bank (the “Bank”). The Bank has two wholly-owned subsidiaries: BWB Holdings, LLC, which was formed for the purpose of holding repossessed property; and Bridgewater Investment Management, Inc., which was formed for the purposes of holding certain municipal securities and engaging in municipal lending activities. The Bank has nine full-service offices located in Bloomington, Greenwood, Minneapolis (2), Minnetonka (2), Orono, St. Louis Park, and St. Paul, Minnesota.

The Company is headquartered in St. Louis Park, Minnesota, a suburb located approximately 5 miles southwest of downtown Minneapolis. The Company and Bank were established in 2005 as a de novo bank by a group of industry veterans and local business leaders committed to serving the diverse needs of businesses, entrepreneurs, and successful individuals.

Since inception, the Company has grown significantly and profitably, with a focus on organic growth, driven primarily by commercial real estate (“CRE”) lending. Assets have grown at a compounded annual growth rate of 29.9% since 2005, surpassing total asset milestones of $500 million in 2013, $1.0 billion in 2016, $2.0 billion in 2019, $3.0 billion in 2021, $4.0 billion in 2022, and $5.0 billion in 2024. While this growth has primarily been organic, the Company has completed two bank acquisitions. Most recently, the Bank acquired FMCB in December 2024, which added approximately $245.0 million of assets, $225.7 million of deposits, $117.1 million of loans and leases, and two branch locations in Minnetonka, Minnesota. The acquisition also adds an investment advisory function that offers nondeposit investment products through a third party arrangement.

As of December 31, 2024, total assets were $5.07 billion, total gross loans were $3.87 billion, total deposits were $4.09 billion, and total shareholders’ equity was $457.9 million.

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

Market Area and Competition

The Company operates in the Twin Cities Metropolitan Statistical Area (“MSA”) which had total deposits of $248.4 billion as of June 30, 2024, and ranks as the 14th largest MSA in the United States in total deposits, and the third largest MSA in the Midwest in total deposits, based on FDIC data. This area is commonly known as the “Twin Cities” after its two largest cities, Minneapolis, the city with the largest population in the state, and St. Paul, the state capital.

The Twin Cities MSA is defined by attractive market demographics, including strong household incomes, dense populations, a resilient employee base and the presence of a diverse group of large and small businesses. As of December 31, 2024, the Twin Cities ranked first in median household income in the Midwest and seventh in the nation, when compared to the top 20 MSAs by population size in each area, based on data available on S&P Global Market Intelligence. According to the U.S. Bureau of Labor Statistics, the population in the Twin Cities MSA was approximately 3.7 million as of December 31, 2024, making it the third largest MSA in the Midwest and 16th largest MSA in the United States. The Twin Cities MSA had an unemployment rate of 2.5%, which was lower than the national average of 4.1%, as of December 31, 2024. These strong labor market fundamentals can be attributed to the significant presence of national and international businesses across diverse industries operating within the Twin Cities MSA.

The Company operates in a competitive market area and competes with other, often much larger, retail and commercial banks and financial institutions. Two large, national banking chains, Wells Fargo and U.S. Bank, together controlled 61.7% of the deposit market share in the Twin Cities MSA as of June 30, 2024, based on FDIC data and as displayed in the table below. By comparison, the Company had a deposit market share of approximately 1.6%, including the acquisition of FMCB completed in December 2024, which ranked the Company ninth in the Twin Cities MSA overall and fourth in the Twin Cities MSA among banks headquartered in Minnesota.

				Total	Market
		State	Branch	Deposits	Share
Rank	Institution	Headquarters	Count	($000)	(%)
1	U.S. Bancorp	MN	80	$111,325,568	44.82%
2	Wells Fargo & Co	CA	85	41,922,446	16.88
3	Ameriprise Financial, Inc.	MN	2	21,468,492	8.64
4	Huntington Bancshares, Inc.	OH	58	6,604,243	2.66
5	Bank of Montreal	N/A	30	6,096,964	2.45
6	Bank of America Corp.	NC	20	5,957,087	2.40
7	Otto Bremer Trust	MN	19	5,452,214	2.20
8	State Bankshares, Inc.	ND	7	4,160,945	1.68
9	Bridgewater Bancshares, Inc.(1)	MN	9	4,034,066	1.62
10	Old National Bancorp	IN	29	3,539,570	1.43
	Top 10 Institutions		339	$210,561,595	84.77%

	Total Bank Deposits		739	$248,384,218

(1)	Pro forma including the June 30, 2024 branches and deposits of FMCB, which was acquired on December 13, 2024.

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

Products and Services

The Company offers a full array of simple, quality loan and deposit products with a focus on commercial clients. While the Company provides products and services that compete with those offered by large national and regional competitors, the Company additionally offers responsive support and personalized solutions tailored for each client. The Company emphasizes client service and believes in providing distinguishing levels of service through the experience of employees, the responsiveness and certainty of the credit process and the efficiency with which business is conducted. The Company believes that clients notice a difference in service compared to the much larger institutions in the market. The Company has built a strong referral network that continually provides opportunities for new client relationships.

Lending. The Bank focuses primarily on commercial lending, consisting of loans secured by nonfarm, nonresidential properties, loans secured by multifamily residential properties, nonowner occupied single family residential properties, construction loans, land development loans and commercial and industrial loans. The Bank has a particular expertise in multifamily financing which has historically represented a large portion of the loan portfolio. This asset class has performed extremely well and has lower historical loss rates when compared to other loan types. The Company has also leveraged its expertise in the affordable housing space to expand its focus on supporting clients and communities across the Twin Cities and nationally.

Commercial real estate loans (excluding multifamily and construction) consist of owner and nonowner occupied properties. This portfolio segment is well diversified with loans secured by industrial properties, office buildings, retail strip centers, senior housing and hospitality properties and mixed-use properties. In addition to loans secured by improved commercial real estate properties, the Bank engages in construction lending, which includes single family residential construction loans, land development, finished lots and raw land loans, and commercial and multifamily construction.

The Bank focuses on lending to borrowers located or investing in the Twin Cities MSA across a diverse range of industries and property types, however, as a relationship lender, it will finance properties located outside of Minnesota for its existing local clients. As of December 31, 2024, nearly 80% of the Bank’s real estate loan balances were secured by properties located in the Twin Cities market.

Historically, the Bank has generated robust and consistent growth due to its strengthening brand and service model in the Twin Cities, client and banker acquisitions resulting from M&A-related market disruption and the expansion of talented lending and business service teams. As a result, the Bank’s ability to cultivate relationships with certain individuals and businesses has resulted in a concentration of large loans to a small number of borrowers. The Bank has established an informal, internal limit on a single loan to finance one transaction, but may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s financial condition, overall credit quality and property fundamentals are commensurate with the increased size of the relationship. The Bank’s pace of loan growth slowed in 2023 and 2024 from historical levels as market loan demand declined due to the rising interest rate environment.

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

Deposits continue to be the primary funding source for the Bank’s lending activities, including both core and non-core deposits. The Bank generated strong core deposit growth in 2024, while also adding a granular, core deposit base as part of the FMCB acquisition. Recently, the Company also generated core deposit growth by expanding its offerings to include an online only consumer account product. Due to strong core deposit growth in 2024, the Bank was able to reduce its reliance on brokered deposits and wholesale funding sources. However, the Bank will continue to leverage these funding sources to supplement core deposit growth as needed.

Brokered deposits have remained a strategic component of the funding strategy and interest rate risk management. The Bank’s Asset Liability Management (“ALM”) Committee monitors the size of this portfolio, and ongoing opportunities.

The Bank has developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2024, the 10 largest depositor relationships accounted for approximately 17.3% of total deposits. This high concentration of deposits from this group of depositors, some of whom may have balances above current FDIC insurance limits, presents a risk to liquidity if one or more of them decides to change its relationship with the Bank and to withdraw all or a significant portion of their accounts.

Competitive Strengths

As the Company seeks to continue to grow the business, management believes the following strengths provide a competitive advantage over other financial institutions operating in its market area:

Commercial Banking Expertise. Management believes the Company has earned the reputation as one of the prominent commercial real estate lenders in the Twin Cities MSA due in large part to the strength of the banking team. The Company has an experienced, professional team of bankers, and believes the ability to drive quality commercial loan growth is a result of being able to provide each client with access to a knowledgeable, experienced, responsive and dedicated banker. Due to their market knowledge and understanding of clients’ businesses, the bankers are well positioned to provide timely and relevant feedback to clients. Management believes the responsive credit culture separates the Company from its competitors.

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

The Company’s six-person strategic leadership team has a strong balance of extensive banking and regulatory experience, drive and talent. The team has over 135 years of combined banking and financial services experience and more than 20 years of regulatory experience. Three members of the team have been leading the Company since its formation, and with an average age of 52, the strategic leadership team can drive growth and strategy for years to come.

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

Efficiency. The Company operates as a highly efficient organization based on a simple business model. By focusing on commercial real estate lending, employee overhead is low due to its bankers maintaining larger loan portfolio sizes compared to other types of commercial lending. In addition, the Company serves its clients through a strategically positioned “branch-light” model of just nine branches, as well as through online, mobile and direct banking channels, and is not dependent on a traditional branch network with a large number of locations.

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

Proactive Enterprise Risk Management. The Company’s enterprise risk management practices provide an enhanced level of oversight allowing management to be proactive rather than reactive. The Company has been focused on scaling its enterprise risk management function to address emerging risks and support growth plans. The management-level enterprise risk management committee, comprised of the strategic leadership team and senior representatives from all departments, meets quarterly to identify, assess, measure, monitor, and manage the Company’s overall enterprise risk position and to discuss how the Company’s strategic initiatives may impact the Company’s risk profile. Enterprise risk management reports are provided to the full board of directors on a quarterly basis.

The Company also has a comprehensive Commercial Real Estate Portfolio Risk Management Policy which implements formal processes and procedures designed to manage and mitigate risk within the commercial real estate portfolio. This policy addresses regulatory guidelines for institutions, such as the Bank, that exhibit higher levels of commercial real estate concentrations. These processes and procedures include board of directors and management oversight, commercial real estate exposure limits, portfolio monitoring tools, management information systems, market reports, underwriting standards, a credit risk review function and periodic stress testing to evaluate potential credit risk and the subsequent impacts on capital and earnings.

Strategies for Growth

The Company had a track record of generating consistent, robust growth over the past nineteen years. Growth has been more moderated over the past couple of years due to the higher interest rate environment, which resulted in increased funding pressure and reduced loan demand. To generate future growth, the Company intends to continue to execute the proven strategies that it has used in prior years to achieve some of the strongest performance results in the community banking industry. These strategies include the following:

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

The Company plans to increase core deposits over time to support loan growth and build market share by expanding existing client relationships and by developing new deposit-focused clients. The Company plans to continue to expand its footprint through marketing and networking efforts focused on generating deposits. On the lending side, the Company intends to rely on the expertise of the bankers, and believes the Company is well-positioned to continue to organically grow commercial loans based on the favorable market demographics in the Twin Cities MSA. In addition, the Company expects to see additional growth opportunities as a result of market disruption related to local banks being acquired by out-of-state acquirers.

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

Consider Additional Opportunistic Acquisitions. In addition to organic growth, the Company may consider acquisition opportunities that fit with the organization, similar to the acquisition of FMCB in December 2024. The Company will continue to evaluate acquisitions that would be complementary to its existing business and align with its strategic priorities. While pursuing potential acquisitions, the Company intends to be disciplined in its approach to pricing, new business lines and new markets. In the future, the Company may evaluate and act upon acquisition opportunities that would produce attractive returns for shareholders. Management believes that there will be further bank consolidation in the Twin Cities MSA and in the surrounding markets and that the Company is well positioned to be a preferred partner for smaller institutions looking to exit through a sale to a strong buyer.

Human Capital Resources

The Company believes that its growth and success are dependent on its ability to attract, develop, and retain a high-performing and diverse team of people. The Company’s unconventional corporate culture is a key differentiator and meaningful driver in achieving this objective. As of December 31, 2024, the Company had 290 full-time equivalent employees, most of which are full-time employees, an increase of 14% from December 31, 2023. None of the Company’s employees is a party to a collective bargaining agreement. The Company considers the relationship with its employees to be good and has not experienced interruptions of operations due to labor disagreements.

The Company believes embracing and understanding diversity, equity and inclusion has and will continue to make the Company stronger. In 2019, the Company established a Diversity, Equity and Inclusion Committee that focuses on building an inclusive culture that encourages, supports and celebrates the diversity of the Company’s employees and the communities in which it serves. The Company recognizes that different perspectives enhance its thinking and improve its employees’ experience by bringing together unique backgrounds, beliefs, cultures, and experiences at the Company. As of December 31, 2024, women and people of color comprised 52% and 22% of the Company’s total workforce, respectively. Similarly, women and people of color made up 58% and 13% of manager roles, respectively.

Employee retention helps the Company operate efficiently and carry out its mission of being the finest entrepreneurial bank in the Twin Cities MSA. The Company believes its commitment to its core values (Unconventional, Responsive, Dedicated, Growth and Accurate), as well as prioritizing concern for its employees’ well-being, supporting its employees’ career goals and offering competitive wages and benefits aid in the retention of its employees.

The Company believes developing employees’ leadership skills is a critical factor for the long-term future success of the Company. In 2024, the Company continued to enhance its Leadership Development Program, delivering impactful content designed to support leaders in their growth and development. The program focuses on essential skills such as engaging in crucial conversations, empowering team members, and effectively navigating change. The Company also has a Mentorship Program that gives employees the opportunity to open the door to professional advice and constructive communication from leaders at all levels within the organization. The program provides participants with ways to build leadership skills, learn from others outside of their normal area of activity, and continue to grow both personally and professionally.

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

The safety, health and wellness of employees is a top priority. The Company’s Health and Wellness Committee is focused on promoting physical fitness, nutrition, and mental health across the organization, with events including pickleball, a blood drive, a healthy cooking class, and annual step challenge. The Health and Wellness Committee also hosted a series of mental health-related events.

The Company has a hybrid working model with most team members having the flexibility to work remotely up to two days per week. The Company recognizes the importance of having this flexibility while also emphasizing the benefits of the in-person workplace culture that is unique to Bridgewater.

Environmental, Social and Governance (“ESG”)

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

The Company launched an ESG webpage to share a summary of the actions being taken to support the ESG priorities. The webpage is updated periodically to highlight ongoing efforts to support ESG-related initiatives. For more information on the Company’s ESG commitment, please visit the Company’s ESG webpage at www.BWBMN.com/about-bridgewater/esg.

Available Information

The Company’s principal executive office is located at 4450 Excelsior Blvd., Suite 100, St. Louis Park, Minnesota 55416, and the telephone number at that address is (952) 893-6868. The website address is investors.bridgewaterbankmn.com. The information contained on the website is not a part of, nor incorporated by reference into, this report.

All filings made by the Company with the SEC may be copied or read at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, as the Company does. The website is www.sec.gov. The Company provides access to its SEC filings through its Investor Relations website at investors.bridgewaterbankmn.com. After accessing the website, the filings are available free of charge upon selecting “SEC Filings/Documents.” Reports available include the Company’s proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the documents and reports are electronically filed with or furnished to the SEC.

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various banking agencies, including the Company’s primary regulator, the Federal Reserve Board of Governors (the “Federal Reserve”) and the Bank’s primary federal regulator, the FDIC, and primary state regulator, the Minnesota Department of Commerce, Financial Institutions Division, or MDOC, and the Consumer Financial Protection Bureau, or CFPB, as the regulator of consumer financial services and their providers. Furthermore, taxation laws administered by the Internal Revenue Service (“IRS”), and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering and sanctions laws enforced by the U.S. Department of the Treasury, or Treasury, have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the banking agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments that the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability of the Company and the Bank to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and systemically important financial institutions, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, or Regulatory Relief Act, eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. The Company believes these reforms have been favorable to the Company’s operations. It is anticipated that the Trump

Administration and the current U.S. Congress likely will not increase the regulatory burden on community banking organizations and may seek to reduce and streamline certain prudential and regulatory requirements applicable to community banking organizations at a federal level based on recent statements made by relevant congressional leaders and the acting leaders of certain federal banking agencies. At this time, however, it is not possible to predict with any certainty the actual impact that the Trump Administration may have on the banking industry or the operations of the Company or the Bank.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations. The approach to supervision adopted by each banking agency may have significant impacts on the operations and results of the Company and the Bank, as well as the banking industry in general. Based on recent statements made by congressional leaders and the acting leaders of certain federal banking agencies, there may be changes in the supervisory processes and approach made by the Trump Administration banking agencies, but it is not possible at this time to predict the specific changes (or the timing of any such changes) that may be made.

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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as banks, as well as their holding companies (i.e., banking organizations), generally are required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking agencies recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the federal banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banking organizations beginning in 1989 have been based upon international capital accords (known as “Basel” accords) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. federal banking agencies on an interagency basis. These accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. The U.S. federal banking agencies adopted the U.S. Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015 (the “Basel III Rule”). The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those established previously and are still in effect today. The Basel III Rule increased the required quantity and quality of capital and required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings for bank assets. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Bank are each subject to the Basel III Rule as described below.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital if such assets exceeded a percentage of a banking organization’s Common Equity Tier 1 Capital.

The Basel III Rule requires banking organizations to maintain minimum capital ratios as follows:

●	A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
●	A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
●	A ratio of Total Capital (Tier 1 plus Tier 2) equal to 8% of risk-weighted assets; and
●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, banking organizations that want to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

In July 2023, the Biden Administration banking agencies proposed wide-ranging and significant changes to the Basel III Rules (the “Basel III Endgame Proposal”), which would have, among other requirements, imposed structural changes to the calculation of capital requirements and risk-weighted assets in an effort to finish the implementation of the Basel III accords. The Basel III Endgame Proposal would have primarily impacted the capital requirements applicable to banking organizations with $100 billion or more in total assets, and, as a general matter, would not have had a significant impact on the Company or the Bank. The Basel III Endgame Proposal has not been, and is not expected to be, adopted in its proposed form. The Trump Administration banking agencies may change or issue their own version of this proposal.

Well-Capitalized Requirements. The capital ratios described above are minimum standards for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

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

It is possible under the Basel III Rule to be well-capitalized, while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2024: (i) the Bank was not subject to a directive from MDOC or FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2024, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. As of December 31, 2024, the Company was also in compliance with the capital conservation buffer.

Prompt Corrective Action. The concept of a banking organization being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of undercapitalized depository institutions based on the capital level of each particular institution. The extent of the banking agencies’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the banking agencies’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification. Community banking organizations have long raised concerns with federal banking agencies about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, the U.S. Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single “Community Bank Leverage Ratio”, or CBLR, of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect to comply with its capital requirements under the CBLR framework if it has (i) less than $10 billion in total consolidated assets, (ii) limited amounts of certain assets and off-balance sheet exposures, and (iii) a CBLR greater than 9%. The Bank and the Company have not elected to use the CBLR framework at this time, but may make such an election at any time.

Supervision and Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company that has elected financial holding company status. As a bank holding company, the Company is registered with, and is subject to regulation supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. The Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Financial Holding Company Election. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “–The Role of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of a class of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve that may be required in certain circumstances, prior approval for acquisitions by the Company may be required from other agencies, such as the MDOC or other agencies that regulate the target company of an acquisition.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has elected to operate as a financial holding company. In order to maintain its status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory Community Reinvestment Act (the “CRA”) rating. If the Federal Reserve determines that a financial holding company or any bank subsidiary is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but, during the period of noncompliance, the Federal Reserve may place any limitations on the Company that it deems appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. The Company is subject to the complex consolidated capital requirements of the Basel III Rule, see “–the Role of Capital” above.

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies and capital requirements of the Federal Reserve applicable to bank holding companies. As a Minnesota corporation, the Company is subject to the Minnesota Business Corporation Act, as amended, which prohibits the Company from paying a dividend if, after giving effect to the dividend the Company would not be able to pay its debts as the debts become due in the ordinary course of business, or the Company’s total assets would be less than the sum of its total liabilities plus, the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, banking organizations that want to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “–The Role of Capital” above.

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and their subsidiary banks, reflecting recognition by the federal banking agencies and U.S. Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. The result is interagency guidance on sound incentive compensation practices for banking organizations.

The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance is directed at large banking organizations and, because of the size and complexity of their operations, the banking agencies expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Under the interagency guidance, smaller banking organizations, like the Company, that use incentive compensation arrangements are expected to implement less extensive, formalized, and detailed policies, procedures, and systems than those of larger banks.

In May 2024, certain of the federal banking and other financial services agencies released a proposed rule regarding certain incentive-based compensation arrangements at certain financial institutions with at least $1 billion in assets, as required under Section 956 of the Dodd-Frank Act. This proposal was largely based on an earlier 2016 proposal. The Federal Reserve and the SEC, however, did not join this proposal and it was not published in the Federal Register, signaling potential interagency misalignment. In March 2025, the FDIC withdrew its support for this proposed rule, making it unlikely that any rule in a substantially similar form will be finalized.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits, which may impact the Company’s business and operations.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of the Bank

General. The Bank is a Minnesota-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund, or DIF, to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category. As a Minnesota-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the MDOC, the chartering authority for Minnesota banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (nonmember banks).

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, currently range from 2.5 basis points to 32 basis points.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its October 2024 semiannual update, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates are currently projected.

In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank was approximately $24.1 billion, the FDIC adopted a special assessment applicable to banking organizations with assets of $5 billion or more, at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 (January 1 through March 31, 2024), with an invoice payment date of June 28, 2024. The FDIC will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Although the Company is technically subject to the special assessment as a banking organization with more than $5 billion of assets as of December 31, 2024, the Bank does not have to pay the special assessment because it had less than $5 billion in estimated uninsured deposits in December 31, 2022.

Supervisory Assessments. All Minnesota-chartered banks are required to pay supervisory assessments to the MDOC to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2024, the Bank paid supervisory assessments to the MDOC totaling approximately $150,700.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “–The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high-quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.

The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. The Basel III Rule includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking organization has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and bank holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

Although these tests do not apply to the Bank, the Company continues to review its liquidity risk management policies in light of regulatory requirements and industry developments. For instance, in July 2024, the FDIC released a request for information on deposits, soliciting information on whether and to what extent certain types of deposits may behave differently from each other (particularly during periods of economic or financial stress), the results of which may impact liquidity monitoring and risk management requirements, including for FDIC-insured institutions, like the Bank, going forward.

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

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2024. Notwithstanding the availability of funds for dividends, however, the FDIC and the MDOC may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “–The Role of Capital” above.

State Bank Investments, Activities and Acquisitions. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Minnesota law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

The Bank may be required to seek approval from the MDOC, the FDIC and other banking or financial services agencies before engaging in certain acquisitions or mergers under applicable state and federal law. In 2024, each of the OCC and the FDIC separately released updated policy statements—and in the case of the OCC, a final rule—regarding how each banking agency reviews applications submitted pursuant to the Bank Merger Act based on statutory factors. In March 2025, the FDIC issued a notice of proposed rulemaking to repeal its 2024 policy statement and reinstate its prior policy statement on bank mergers, while it considers wider changes to its bank merger review practices.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders under state and/or federal law. In addition, federal law and regulations may affect the terms on which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to operate in a safe and sound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the agency is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the banking agency’s order is cured, the agency may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates that the institution pays on deposits or require the institution to take any action that the agency deems appropriate under the circumstances. Operating in an unsafe or unsound manner will also constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the banking agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, third party relationships, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking organization including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2025 are discussed under “-Risk Factors.”

The Bank is expected to have active board of directors and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls. The federal banking agencies have also released specific risk management guidance on certain topics, including third party relationships, in response to the proliferation of relationships between banking organizations and fintech companies (although the guidance applies more broadly).

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

The Bank and the Company also are subject to a number of federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents. In addition, the Bank must consider and address cybersecurity considerations as part of its risk management processes.

Branching Authority. Minnesota banks, such as the Bank, have the authority under Minnesota law to establish branches anywhere in the State of Minnesota, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments. In addition, federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Des Moines (“FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The FDIC regularly assesses the Bank’s record of meeting the credit needs of its communities. The Bank’s CRA ratings derived from these examinations can have significant impacts on the activities in which the Bank and the Company may engage. For example, a low CRA rating may impact the review of applications for acquisitions by the Bank or the Company’s financial holding company status.

On October 24, 2023, the federal banking agencies issued a final rule to strengthen and modernize the CRA regulations (the “CRA Rule”). Elements of this rule were supposed to become effective on April 1, 2024 (while other elements had much later effective dates). However, the effective date of the CRA Rule was paused because of an order issued as part of ongoing litigation claiming that the federal banking agencies exceeded their statutory authority in promulgating the CRA Rule. Despite the lawsuit, management of the Bank is continuing to assess the impact of the CRA Rule on its CRA lending and investment activities in its respective markets.

The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the federal banking agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch-based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low- and moderate-income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators.

Anti-Money Laundering/Sanctions. The Bank Secrecy Act (“BSA”) is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. The so-called Anti-Money Laundering/Countering the Financing of Terrorism (“AML/CFT”) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or move funds for other illicit purposes.

The laws mandate financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities. The Bank must also comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in CRE is one example of regulatory concern, which has been subject to additional scrutiny by federal banking agencies as well as the SEC (for publicly-traded banking organizations) in recent years. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance, or CRE Guidance, provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, and again in recent years, the federal banking agencies have issued statements to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal banking agencies have reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

As of December 31, 2024, the Bank’s total loans secured by multifamily and CRE nonowner occupied properties plus total construction and land development loans represented more than 462.0% of its total risk-based capital. Thus, the Bank is deemed to have a concentration in CRE lending. Accordingly, pursuant to the CRE Guidance, the Bank is required to have, and does have, heightened risk management practices in place to account for the heightened degree of risk associated with CRE lending.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable primary federal banking regulators.

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

Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. For example, the CFPB has taken, or attempted to take, a proactive, multi-front approach to protect consumers from excessive overdraft and non-sufficient funds fees, including through proposed or final rules, interpretive opinions, and enforcement actions. Given the increased number and expansive nature of its regulatory initiatives, the CFPB has been subject to lawsuits brought by the banking industry and other providers of consumer financial products and services. The CFPB’s approach is likely to change under the Trump Administration, but it remains unclear exactly what changes will occur or how quickly. In addition, certain rules that the Biden Administration CFPB finalized may be subject to reversal by either the U.S. Congress or the new CFPB administration.

The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs. The Bank must also comply with certain state consumer protection laws and requirements in the states in which it operates.

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

Credit Risks

●	credit risk and risks from concentrations (by type of borrower, geographic area, collateral and industry) within the Company’s loan portfolio or large loans to certain borrowers (including CRE loans);
●	the overall health of the local and national real estate market;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including the level and impact of inflation and possible recession;
●	the ability to successfully manage credit risk; and
●	the ability to maintain an adequate level of allowance for credit losses on loans and leases.

Liquidity and Funding Risks

●	the ability to successfully manage liquidity risk, which may increase the dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	the concentration of large deposits from certain clients, including those who have balances above current FDIC insurance limits; and
●	the ability to raise additional capital to implement our business plan.

Operational, Strategic and Reputational Risks

●	the ability to implement our growth strategy and manage costs effectively;
●	the composition of the Company’s senior leadership team and the ability to attract and retain key personnel;
●	talent and labor shortages and employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our or our third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;
●	interruptions involving our information technology and telecommunications systems or third party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions, fintech companies and digital asset service providers; and

●	severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events, including ongoing conflicts in the Middle East and the Russian invasion of Ukraine.

Legal, Accounting and Compliance Risks

●	the effectiveness of the Company’s risk management framework;
●	the imposition of tariffs or other governmental policies impacting the value of products produced by our commercial borrowers;
●	potential impairment to the goodwill the Company recorded in connection with acquisitions;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, including in response to prior bank failures;
●	changes to U.S. or state tax laws, regulations and governmental policies concerning the Company’s general business, including changes in interpretation or prioritization and changes in response to prior bank failures; and
●	risks related to climate change and the negative impact it may have on our customers and their businesses.

Market and Interest Rate Risks

●	interest rate risk, including the effects of changes in interest rates; and
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of changes in interest rates.

Credit Risks

Our loan portfolio has a concentration of commercial real estate loans, which involve risks specific to real estate values and the health and market dynamics of the real estate market generally.

As of December 31, 2024, we had $2.65 billion of commercial real estate loans, consisting of $1.1 billion of loans secured by nonowner occupied nonfarm nonresidential properties, $1.43 billion of loans secured by multifamily residential properties, $42.0 million of 1-4 family construction loans and $97.3 million of construction and land development loans. Additionally, we had $196.6 million in loans whose purpose was to finance commercial real estate projects, but were secured by other types of collateral. Commercial real estate secured loans represented 68.5% of our total gross loan portfolio and 462.0% of the Bank’s total risk-based capital at December 31, 2024. Accordingly, pursuant to guidance issued by the federal bank regulatory agencies, we are required to have heightened risk management practices in place to account for the heightened degree of risk associated with commercial real estate lending and may be required to maintain capital in excess of regulatory minimums. The market value of real estate securing our commercial real estate loans can fluctuate in a short period of time as a result of interest rates and market conditions. Adverse developments affecting real estate values in our market area could increase the credit risk associated with our loan portfolio. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including changes in interest rates, decreases in office occupancy due to the shift to remote work environments following the COVID-19 pandemic, or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could force us to take charge-offs or require us to increase our provision for credit losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity, as well as environmental factors, could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2024, approximately 85.7% of our total gross loan portfolio was comprised of loans with real estate as a primary component of collateral. As a result, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located. Adverse changes affecting real estate values, such as decreases in office occupancy (including as a result of the shift to remote work environments following the COVID-19 pandemic), and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect our profitability. Such declines and losses would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Unlike larger banks that are more geographically diversified, we conduct our operations primarily in the Twin Cities MSA. Because of the geographic concentration of our operations in the Twin Cities MSA, if the local economy weakens, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets and lower home sales and commercial activity. These factors could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosures and reduce the value of the properties securing our loans. Any regional or local economic downturn that affects the Twin Cities MSA may affect us and our profitability more significantly and more adversely than those of our competitors whose operations are less geographically focused.

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

As of December 31, 2024, our allowance for credit losses as a percentage of total gross loans was 1.35% and as a percentage of total nonperforming loans was 17,367.77%. Although management believes that the allowance for credit losses was adequate on such date to absorb expected losses on existing loans that may become uncollectible, losses in excess of the existing allowance will reduce our net income and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may also be required to take additional provisions for credit losses in the future to further supplement the allowance for credit losses, either due to management’s assessment that the allowance is inadequate or as required by our banking regulators. Our banking regulators periodically review our allowance for credit losses and the value attributed to loan segments and may require us to adjust our determination of the value for these items. These adjustments may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Continued elevated levels of inflation could adversely impact our business, financial condition, results of operations and growth prospects.

The United States has experienced elevated levels of inflation in recent years, with an annual increase in the consumer price index of approximately 2.9% as of the end of 2024. These elevated levels of inflation could have complex effects on our business, financial condition, results of operations and growth prospects, some of which could be materially adverse. For example, inflation-related increases in our interest expense may not be offset by corresponding increases in our interest income, while inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls, could adversely affect our business. The duration and severity of the current inflationary period cannot be estimated with precision.

Our high concentration of large loans to certain borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to cultivate relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. As of December 31, 2024, our 10 largest borrowing relationships accounted for approximately 18.2% of our total gross loan portfolio. We have established an informal, internal limit on a single loan to finance one transaction, but we may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s financial condition, overall credit quality and property fundamentals are commensurate with the increased size of the loan. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of business, economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for credit losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As a result of our rapid growth, a significant portion of our loan portfolio at any given time is of relatively recent origin. Typically, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as “seasoning.” As a result, a portfolio of more seasoned loans may more predictably follow a bank’s historical default or credit deterioration patterns than a newer portfolio. Because 49.3% of the dollar amount of our portfolio has been originated in the past three years, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for credit losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Nonperforming assets take significant time and resources to resolve and adversely affect our net interest income.

As of December 31, 2024, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more) totaled $301,000, or 0.01% of our total gross loan portfolio, and our nonperforming assets totaled $301,000, or 0.01% of total assets. In addition, we had $1.30 million in accruing loans that were 30-89 days delinquent as of December 31, 2024.

Our nonperforming assets adversely affect our net interest income in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our net income and returns on assets and equity. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and foreclosed assets also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management, which increases our loan administration costs and adversely affects our efficiency ratio (a non-GAAP financial measure) and can be detrimental to the performance of their other responsibilities, and may also involve additional financial resources. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Other primary sources of funds consist of cash from operations, investment security maturities and sales and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by brokered deposits and the ability to borrow from the Federal Reserve and the FHLB. We may also borrow from third party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

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

We use certain non-core, wholesale funding sources, including brokered deposits, federal funds purchased, and FHLB advances. As of December 31, 2024, we had approximately $825.8 million of brokered deposits, which represented approximately 20.2% of our total deposits and $359.5 million of FHLB advances. Unlike traditional deposits from our local clients, there is a higher likelihood that the wholesale deposits will not remain with us after maturity. Although we are increasing our efforts to reduce our reliance on non-core funding sources, we may not be able to maintain our market share of core-deposit funding in our highly competitive market area. If we are unable to do so, we may be forced to increase the amounts of wholesale funding sources. The cost of these funds can be volatile and may exceed the cost of core deposits in our market area, which could have a material adverse effect on our net interest income. In addition, our maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans we can pledge. As of December 31, 2024, our advances from the FHLB were collateralized by $1.54 billion of real estate and commercial loans. If we are unable to pledge sufficient collateral to secure funding from the FHLB, we may lose access to this source of liquidity that we have historically relied upon. If we are unable to access any of these types of funding sources or if our costs related to them increases, our liquidity and ability to support demand for loans could be materially adversely affected.

Our high concentration of large depositors may increase our liquidity risk, and the loss of any large depositor may negatively impact our net interest margin.

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2024, our 10 largest depositor relationships accounted for approximately 17.3% of our total deposits. This high concentration of depositors presents a risk to our liquidity if one or more of them decides to change its relationship with us and to withdraw all or a significant portion of their deposits, for example as a result of deposits above the FDIC insurance limit. If such an event occurs, we may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, which could negatively impact our net interest margin if the alternative source of funding is at a higher rate and have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our liquidity is dependent on dividends from the Bank.

The Company is a legal entity separate and distinct from the Bank, whose primary source of funds consists of dividends from the Bank. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. For example, Minnesota law only permits a bank to pay dividends if it has established a surplus fund equal to or more than 20% of the bank’s capital stock and if the dividends will not reduce the bank’s capital, undivided profits and reserves below specific requirements. As of December 31, 2024, the Bank had the capacity to pay the Company a dividend of up to $21.6 million without the need to obtain prior regulatory approval. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us, we may not be able to service any debt we may incur, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Financial services institutions that deal with each other are interconnected as a result of trading, investment, liquidity management, clearing, counterparty and other relationships, as well as reputational connections. Concerns about, or a default by, one institution could lead to significant liquidity problems and losses or defaults by other institutions, as the commercial and financial soundness of many financial institutions is closely related as a result of these credit, trading, clearing and other relationships. Even the perceived lack of creditworthiness of, or questions about, a counterparty may lead to market-wide liquidity problems and losses or defaults by various institutions. For example, certain community banks experienced deposit outflows following the bank failures in 2023. This systemic risk may adversely affect financial intermediaries with which we interact on a daily basis or key funding providers such as the FHLB, which could have a material adverse effect on our access to liquidity. In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Any such losses could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Additionally, negative news about us or the banking industry in general could negatively impact market and/or client perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as clients spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2024, approximately 28% of our deposits were uninsured and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

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

A number of factors may adversely affect the labor force available to us or increase labor costs, including employment levels and changes in labor force size and participation rates. Although we have not experienced any material labor shortage to date, we continue to observe an overall tightening of and increase in competition in local labor markets. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees, as well as decreased efficiency.

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

Additionally, our reputation is connected to that of the financial services and banking industry as a whole, and may be adversely affected by changes in the condition and reputation of the industry; for example, certain community banks experienced deposit outflows following some bank failures in 2023.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, third parties and their subservicers, or our clients, which may result in financial losses or increased costs to us, our third party partners or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware, ransomware, or other cyber-attacks.

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts and as a result of increasingly sophisticated methods of conducting cyber attacks, including those employing artificial intelligence or resulting from insider fraud. Moreover, several large corporations, including financial institutions, third party partners specializing in providing services to financial institutions, and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

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

Our use of third party vendors for certain information systems is subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Regulations require us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. We expect that new technologies and business processes applicable to the banking industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to successfully keep pace with technological change affecting the financial services industry and failure to avoid interruptions, errors and delays could have a material adverse effect on our business, reputation, financial condition, results of operations and growth prospects.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan and deposit portfolios on an ongoing basis, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those clients or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in loan or leases losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we pursue strategic acquisitions, it may expose us to financial, execution and operational risks.

We plan to grow our business organically but remain open to considering potential bank or other acquisition opportunities that fit within our overall strategy and that we believe make financial and strategic sense, such as the recent acquisition of FMCB. In the event that we pursue additional strategic acquisitions, we may have difficulty completing them and may not realize the anticipated benefits of any transaction we complete. For example, we may not be successful in realizing anticipated cost savings or in preventing disruptions in service to existing client relationships of the acquired institution. Our potential acquisition activities could require us to deploy a substantial amount of cash, other liquid assets or incur additional debt. In addition, if goodwill recorded in connection with future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

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

We operate in the highly competitive financial services industry and face significant competition for clients from financial institutions located both within and beyond our market area. We compete with national commercial banks, regional banks, private banks, savings banks, credit unions, non-bank financial services companies, fintech companies, digital asset providers, and other financial institutions operating within or near the areas we serve, many of whom target the same clients we do in the Twin Cities MSA. As client preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. The banking industry is experiencing rapid changes in technology, and, as a result, our future success will depend in part on our ability to address our clients’ needs by using technology. Client loyalty can be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the client. Increased lending activity of competing banks has also led to increased competitive pressures on loan rates and terms for high-quality credits. We may not be able to compete successfully with other financial institutions in our markets, particularly with larger financial institutions that have significantly greater resources than us, and we may have to pay higher interest rates to attract deposits, accept lower yields to attract loans and pay higher wages for new employees, resulting in lower net interest margins and reduced profitability. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, some of our current commercial banking clients may seek alternative banking sources as they develop needs for credit larger than we may be able to accommodate or more expansive product mixes offered by larger institutions.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2024, our commercial real estate secured loans represented 462.0% of the Bank’s total risk-based capital. As a result, we are deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines. Accordingly, pursuant to guidance issued by the federal bank regulatory agencies, we are required to have heightened risk management practices in place to account for the heightened degree of risk associated with commercial real estate lending and may be required to maintain capital in excess of regulatory minimums. We cannot guarantee that the risk management practices we have implemented will be effective to prevent losses relating to our commercial real estate portfolio. In addition, increased capital requirements could limit our ability to leverage our capital, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our risk management framework and programs may not be effective in mitigating risks or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, strategic, operational, reputational, credit, capital, market, liquidity, interest rate and compliance risk. Our risk management framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and it may not adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations and growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences, which may adversely affect our reputation.

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

From time to time, the FASB, PCAOB, or the SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. In addition, trends in financial and business reporting, including ESG related disclosures, could require us to incur additional reporting expense. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently, in each case resulting in our needing to revise or restate prior period financial statements.

The obligations associated with being a public company require significant resources and management attention, which may divert time and attention from our business operations.

As a public company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. As a public company, we also incur significant legal, accounting, insurance, and other expenses. Compliance with these reporting requirements and other rules and regulations, including periodic revisions to and additional rules and regulations, of the SEC could increase our legal and financial compliance costs and make some activities more time consuming and costly, which could negatively affect our efficiency ratio (a non-GAAP financial measure). Furthermore, the need to establish and maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our strategic plan, which could prevent us from successfully implementing our growth initiatives and improving our business, financial condition and results of operations.

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

In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our current or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, reputation, financial condition, results of operations and growth prospects.

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

Financial institutions have generally been subjected to increased scrutiny from regulatory authorities, especially following the bank failures in 2023. This increased regulatory burden has resulted in higher costs of doing business and may continue to do so. It may also lead to decreases in our revenues and net income, reductions in our ability to compete effectively to attract and retain clients, or may make it less attractive for us to continue providing certain products and services. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, political developments, including recent changes in laws and regulations, as well as changes in staffing at the regulatory agencies, introduced by the Trump Administration in the United States, add uncertainty to the implementation, scope and timing of regulatory reforms.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

Changes in federal policy and at regulatory agencies occur over time through policy and personnel changes following elections, including the change in presidential administration which occurred in January 2025, which lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of the deferred tax asset consists of deferred loan loss deductions. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2024, our net deferred tax asset was $21.9 million.

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

It is currently expected that during 2025, the Federal Open Market Committee of the Federal Reserve, or FOMC, could continue to maintain relatively elevated levels of interest rates to reduce the rate of inflation towards its target level of 2%. Beginning in 2022, the FOMC increased the target range for the federal funds rate from 0.00% to 0.25% to a range of 5.25% to 5.50% through August 2024. Since August 2024, and through the end of 2024, the FOMC decreased the federal funds target rate 1.00% to a range of 4.25% to 4.50%. While the FOMC has signaled that further rate cuts may occur in 2025, levels of inflation or weakness in the jobs market will ultimately impact the path of the federal funds rate. Although the FOMC may decide to further decrease the targeted federal funds rates, overall interest rates may behave differently, which may impact the national economy. In addition, our net interest income could be affected if the rates we pay on deposits and borrowings remain elevated. Elevated interest rates also may reduce the demand for loans and the value of fixed-rate investment securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, results of operations, and growth prospects.

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

As of December 31, 2024, we had $800.8 million of noninterest bearing deposit accounts and $3.29 billion of interest bearing deposit accounts. We do not know what future market rates will be, and based on recent guidance from the Federal Reserve, we currently expect some level of continued moderation in the federal funds rate in 2025. If we need to offer higher interest rates on these accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2024, the fair value of our securities portfolio was approximately $768.2 million, or 15.2% of our total assets. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, the intent to sell the security, rating agency downgrades of the securities or our own analysis of the value of a security, defaults by the issuer or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause impairment in future periods and result in realized losses. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

A large percentage of our investment securities classified as available-for-sale have fixed interest rates. As is the case with many financial institutions, our emphasis on increasing the development of core non-maturity deposits has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets. This imbalance can create significant earnings volatility because interest rates change over time. As interest rates have increased in recent years, our cost of funds has increased more rapidly than the yields on a substantial portion of our interest-earning assets. In addition, the market value of our fixed-rate assets, for example, our investment securities, has declined since 2022 when the FOMC began increasing interest rates, which effects have not been fully mitigated by recent FOMC rate cuts. In line with the foregoing, we have experienced and may continue to experience an elevated level of the cost of interest-bearing liabilities, primarily due to higher rates we pay on some of our deposit products to stay competitive within our market and higher borrowing costs from the elevated level of the federal funds rate.

At December 31, 2024, we had $27.7 million of unrealized losses, net of tax, in our securities portfolio. If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities.

Monetary policies of the Federal Reserve could adversely affect our financial condition and results of operations.

In the current environment, economic and business conditions are significantly affected by U.S. monetary policy, particularly the actions of the Federal Reserve in its effort to fight elevated levels of inflation. The Federal Reserve is mandated to pursue the goals of maximum employment and price stability, and throughout 2022 and 2023 made a series of significant increases to the target Federal Funds rate as part of an effort to combat elevated levels of inflation affecting the U.S. economy. Following a period of no action on interest rates, the FOMC began easing monetary policy by cutting the federal funds rate in September of 2024. Monetary policy in recent years has resulted in a significant structural change in prevailing interest rates and, while this has had a negative effect on our net interest income, it also harmed the value of our securities portfolio, which had $27.7 million in unrealized losses, net of tax, in our available for sale investment securities portfolio as of December 31, 2024. This decline in value has negatively affected our tangible book value. Higher interest rates can also negatively affect our clients’ businesses and financial condition, and the value of collateral securing loans in our portfolio.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as ongoing conflicts in the Middle East and between Russia and Ukraine, changing labor market conditions as well as fiscal policy and new presidential administration priorities, there is a meaningful risk that the Federal Reserve and other central banks may keep interest rates at or near their current elevated levels, thereby limiting economic growth and potentially causing an economic recession or other political instability. As noted above, this could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us and claims of all of our outstanding shares of preferred stock. As of December 31, 2024, we had $80.0 million of subordinated debentures outstanding and $69.0 million of preferred stock outstanding. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to our debt holders have been satisfied and holders of senior equity securities, including the preferred shares, have received any payment or distribution due to them.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term shareholder value.

On August 17, 2022, the Company’s board of directors approved a stock repurchase program (the “2022 Stock Repurchase Program”) which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. On July 23, 2024, the Company’s board of directors extended the expiration date of the program from August 16, 2024 to August 20, 2025. The 2022 Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the 2022 Stock Repurchase Program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice. Even if fully implemented, we cannot guarantee that the program will enhance long-term shareholder value.

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

Additionally, the Company maintains an Information Security Program designed to prevent, detect, and respond to cyberattacks, and maintains a cybersecurity incident response plan designed to enable the Company to respond to cybersecurity incidents, coordinate such responses with law enforcement and other government agencies, and notify clients and customers, as applicable. The Company’s risk and technology teams, led by the Company’s Chief Risk Officer (“CRO”) and Chief Technology Officer (“CTO”), respectively, are responsible for leading the incident response team, identifying technology and cybersecurity risks, utilizing management’s expertise in assessing the materiality of cybersecurity events, and are responsible for the controls to manage threats. The Company’s risk team in conjunction with the broader incident response team conduct periodic tabletop exercises and business continuity simulations to train and align on best practices and assessment of potential cyber events. Management utilizes the incident response plan and incident response team to assesses materiality of any cyber event through a qualitative and quantitative assessment. The information security program and overall cybersecurity risk management processes are aligned and integrated into the Company’s overall risk profile and appetite through the Company’s Enterprise Risk Management Committee.

The Company’s governance structure is designed to identify, escalate, and mitigate information security risks. Management utilizes its Enterprise Risk Management Committee and IT Steering Committee, comprised of senior leaders including the Company’s CRO, CTO, Chief Financial Officer, and other leaders with cybersecurity expertise, to disseminate information and monitor information security efforts throughout the Company. Each committee’s charter, in addition to the Information Security Policy, establishes roles and responsibilities related the Company’s cybersecurity governance and program. The risk team provides oversight of the Company’s activities designed to identify, assess, measure, and mitigate cybersecurity risk. The Company’s Information Security Program includes training that reinforces the Company's Information Security Program policies, standards, and practices, as well as the expectation employees comply with these policies. The technology team engages employees through training on how to identify potential cybersecurity risks and protect the Company’s resources and information. This training is mandatory for all employees, and is supplemented by various testing initiatives, including social engineering testing. Finally, the Company provides specialized security training for certain employee roles such as system administrators and all information security training is monitored and reported on by the risk team as well as the Company’s learning and development function.

The Company’s management team is responsible for the day-to-day management of cybersecurity risks faced by the Company. In addition, our board of directors, as a whole and through its Audit Committee, is responsible for the oversight of cybersecurity risks. In that role, the board of directors and Audit Committee are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed. To carry out those duties, the board of directors and Audit Committee receive periodic updates on the Company’s Information Security Program, cybersecurity policies and practices, ongoing efforts to improve security, as well as the Company’s efforts to prevent, detect, mitigate, and remediate significant cybersecurity incidents.

Risks from cybersecurity threats, including any previous cybersecurity events, did not materially affect the Company or its business strategy, results of operations or financial condition during the period covered by the report. Notwithstanding the comprehensive approach that the Company takes to address cybersecurity risk, the Company may not be successful in preventing or mitigating a future cybersecurity incident that could have a material adverse effect on the Company or its business strategy, results of operations or financial condition.

ITEM 2.  PROPERTIES

Our corporate headquarters is located at 4450 Excelsior Boulevard, Suite 100, St. Louis Park, Minnesota 55416. Including our corporate headquarters, we operate nine full-service branch offices located in the Twin Cities MSA. We currently own five of our branch offices located in Minnetonka (2), Orono, St. Louis Park and Minneapolis (Hennepin Avenue), and lease the remaining four locations. In February 2023, the Company purchased a parcel of land in Lake Elmo, Minnesota, a portion of which was transferred to the Bank and upon which the Bank intends to construct a branch office. Additional information regarding our locations is set forth below:

Address	Owned/Leased
Headquarters and St. Louis Park Branch:
4450 Excelsior Boulevard, Suite 100, St. Louis Park, Minnesota 55416	Owned
Other Branch Locations:
21500 Highway 7, Greenwood, Minnesota 55331	Leased
60 South Sixth Street, Suite 285, Minneapolis, Minnesota 55402	Leased
2445 Shadywood Road, Orono, Minnesota 55331	Owned
3100 Hennepin Avenue, Minneapolis, Minnesota 55408(1)	Owned
370 Wabasha Street N., St. Paul, Minnesota 55102	Leased
7831 East Bush Lake Road, Suite 300, Bloomington, Minnesota 55439	Leased
14550 Excelsior Boulevard., Minnetonka, Minnesota 55345	Owned
11500 Highway 7, Minnetonka, Minnesota 55305	Owned
(1)	Does not include the leased drive-up property located adjacent to the branch.

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

Holders of Record

As of February 24, 2025, the Company had 51 holders of record of the Company’s common stock and an estimated 4,913 additional beneficial holders of the Company’s common stock whose stock was held in street name by brokerages or fiduciaries.

Issuer Purchases of Equity Securities

The following table presents stock purchases made during the fourth quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2024	—	$—	—	$15,281,253
November 1 - 30, 2024	315	14.30	—	15,281,253
December 1 - 31, 2024	37,812	15.15	—	15,281,253
Total	38,127	$15.14	—	$15,281,253
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock and stock options. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.
(2)	On August 17, 2022, the Company’s board of directors approved the 2022 Stock Repurchase Program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. On July 23, 2024, the Company’s board of directors extended the expiration date of the 2022 Stock Repurchase Program from August 16, 2024 to August 20, 2025. The program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the program’s expiration, without any prior notice.

Performance Graph

The following graph compares the percentage change in the cumulative shareholder return of the Company’s common stock between December 31, 2019 and December 31, 2024, with the cumulative return of the Nasdaq Composite Index and the total return of the Nasdaq Bank Index. This comparison assumes $100.00 was invested on December 31, 2019 and assumes the reinvestment of all cash dividends, if any, prior to any tax effect and retention of all stock dividends. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

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

Under the terms of a loan agreement with a third party correspondent lender which the Company entered into in March of 2021 and amended in each of July 2021, September 2022 and September 2024, the Company cannot declare or pay any cash dividend or make any other distribution in respect to capital stock, except in accordance with past practices and dividends paid on its preferred stock and so long as no default has occurred and is continuing. In addition, under the terms of the subordinated notes issued in June of 2020 and July of 2021, and the related subordinated note purchase agreements, the Company is not permitted to declare or pay any dividends on capital stock if an event of default occurs under the terms of the subordinated notes, excluding any dividends or distributions in shares of, or options, warrants or rights to subscribe for or purchase shares of, any class of our common stock and any declaration of a non-cash dividend in connection with the implementation of a shareholders' rights plan.

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

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the three years ended December 31, 2024. This information should be read in connection with our audited consolidated financial statements and related notes appearing elsewhere in this report.

	As of and for the year ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022
Income Statement
Net Interest Income	$102,193	$105,174	$129,698
Provision for (Recovery of) Credit Losses	3,525	(175)	7,700
Noninterest Income	7,368	6,493	6,332
Noninterest Expense	63,300	59,320	56,620
Net Income	32,825	39,960	53,392
Net Income Available to Common Shareholders	28,771	35,906	49,338

Per Common Share Data
Basic Earnings Per Share	$1.05	$1.29	$1.78
Diluted Earnings Per Share	1.03	1.27	1.72
Adjusted Diluted Earnings Per Share (1)	1.05	1.27	1.72
Book Value Per Share	14.21	12.94	11.80
Tangible Book Value Per Share (1)	13.49	12.84	11.69
Basic Weighted Average Shares Outstanding	27,479,764	27,857,420	27,758,336
Diluted Weighted Average Shares Outstanding	27,943,342	28,315,587	28,668,177
Shares Outstanding at Period End	27,552,449	27,748,965	27,751,950

Selected Performance Ratios
Return on Average Assets (ROA)	0.70%	0.89%	1.38%
Pre-Provision Net Revenue Return on Average Assets (PPNR ROA) (2)	0.98	1.15	2.06
Return on Average Shareholders' Equity (ROE)	7.45	9.73	13.90
Return on Average Tangible Common Equity (1)	7.75	10.53	15.69
Net Interest Margin (3)	2.26	2.42	3.45
Core Net Interest Margin (1)(3)	2.19	2.34	3.27
Yield on Interest Earning Assets	5.40	5.08	4.35
Yield on Total Loans, Gross	5.50	5.21	4.60
Cost of Interest Bearing Liabilities	4.14	3.61	1.34
Cost of Total Deposits	3.44	2.73	0.75
Cost of Funds	3.44	2.92	0.99
Efficiency Ratio (1)	57.9	53.0	41.5
Noninterest Expense to Average Assets	1.35	1.32	1.46

Adjusted Financial Ratios (1)
Adjusted Return on Average Assets	0.71%	0.89%	1.38%
Adjusted Pre-Provision Net Revenue Return on Average Assets (2)	0.99	1.15	2.06
Adjusted Return on Average Shareholders' Equity	7.57	9.73	13.90
Adjusted Return on Average Tangible Common Equity	7.90	10.53	15.69
Adjusted Efficiency Ratio	57.3	53.0	41.5
Adjusted Noninterest Expense to Average Assets	1.34	1.32	1.46

Balance Sheet
Total Assets	$5,066,242	$4,611,990	$4,345,662
Total Loans, Gross	3,868,514	3,724,282	3,569,446
Deposits	4,086,767	3,709,948	3,416,543
Total Shareholders' Equity	457,935	425,515	394,064
Average Shareholders' Equity to Average Assets	9.41%	9.14%	9.93%
Loan to Deposit Ratio	94.7	100.4	104.5
Core Deposits to Total Deposits (5)	76.0	68.7	74.6
Uninsured Deposits to Total Deposits	27.7	24.3	38.5

	As of and for the year ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022
Capital Ratios (Consolidated)
Tier 1 Leverage Ratio	9.44%	9.57%	9.55%
Common Equity Tier 1 Risk-based Capital Ratio	9.08	9.16	8.40
Tier 1 Risk-based Capital Ratio	10.64	10.79	10.03
Total Risk-based Capital Ratio	13.76	13.97	13.15
Tangible Common Equity to Tangible Assets (1)	7.36	7.73	7.48

Growth Ratios
Percentage Change in Total Assets	9.8%	6.1%	25.0%
Percentage Change in Total Loans, Gross	3.9	4.3	26.6
Percentage Change in Total Deposits	10.2	8.6	16.0
Percentage Change in Shareholders' Equity	7.6	8.0	3.9
Percentage Change in Net Income	(17.9)	(25.2)	16.9
Percentage Change in Diluted Earnings Per Share	(18.8)	(26.3)	12.0
Percentage Change in Tangible Book Value Per Share (1)	5.1	9.8	6.5

Selected Asset Quality Data
Loans 30-89 Days Past Due	$1,291	$15,110	$186
Loans 30-89 Days Past Due to Total Loans	0.03%	0.41%	0.01%
Nonperforming Loans	$301	$919	$639
Nonperforming Loans to Total Loans	0.01%	0.02%	0.02%
Nonaccrual Loans to Total Loans	0.01%	0.02%	0.02%
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.01	0.02	0.02
Foreclosed Assets	$—	$—	$—
Nonperforming Assets (4)	301	919	639
Nonperforming Assets to Total Assets (4)	0.01%	0.02%	0.01%
Allowance for Credit Losses on Loans and Leases to Total Loans	1.35	1.36	1.34
Allowance for Credit Losses on Loans and Leases to Nonaccrual Loans	17,367.77	5,494.45	7,511.11
Net Loan Charge-Offs to Average Loans	0.03	0.01	(0.01)
(1)	Represents a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for further details.
(2)	Ratio excludes the amortization of tax credit investments, debt prepayment fees and represents a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for further details.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(4)	Nonperforming assets are defined as nonaccrual loans plus loans 90 days past due plus foreclosed assets.
(5)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.

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

Recent Developments

On December 13, 2024, the Company's wholly-owned banking subsidiary, Bridgewater Bank, completed its acquisition of FMCB in an all-cash transaction. At the closing of the transaction on December 13, 2024, FMCB merged with and into Bridgewater Bank, with Bridgewater Bank as the surviving entity. The acquisition of FMCB aligns with and accelerates Bridgewater’s strategic priorities, including its focus on continued growth within the Twin Cities market. The acquisition of FMCB added approximately $245.0 million of assets, $225.7 million of deposits, $117.1 million of loans and leases, and two branch locations in Minnetonka, Minnesota. The acquisition also adds an investment advisory function that offers nondeposit investment products through a third party arrangement.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared based on the application of certain accounting policies, the most significant of which are described in “Note 1 – Description of the Business and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements included as a part of this report. Certain policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect the reported results and financial position for the current period or in future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded or adjusted to reflect fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the future financial condition and results of operations. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company’s Audit Committee.

The following is a discussion of the critical accounting policies and significant estimates that require the Company to make complex and subjective judgments.

Allowance for Credit Losses

In accordance with ASC 326, Financial Instruments - Credit Losses, the allowance for credit losses on loans and leases is a valuation account that is deducted from the amortized cost basis of loans and leases to present the net amount expected to be collected on the loans and leases. Loans and leases are charged against the allowance for credit losses on loans and leases when management determines all or a portion of the loan or lease balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is increased (decreased) by provisions (or recovery of) and reported in the income statement as a component of provisions for credit loss. The allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from an off-balance sheet exposure.

The amount of each allowance account represents management's best estimate of current expected credit losses on such financial instruments using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The allowance for credit losses on loans and leases is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. For determining the appropriate allowance for credit losses on a collective basis, the loan portfolio is segmented into pools based upon similar risk characteristics and a lifetime loss-rate model is utilized. Management qualitatively adjusts model results for reasonable and supportable forecasts and risk factors that are not considered within the modeling processes but are relevant in assessing the expected credit losses within the loan segment. These qualitative factor adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. Due to the subjective nature of these estimates the various components of the calculation require significant management judgment and certain assumptions are highly subjective. Volatility in certain credit metrics and variations between expected and actual outcomes are likely.

Results of Operations

Net Income

2024 Compared to 2023

Net income was $32.8 million for the year ended December 31, 2024, compared to net income of $40.0 million for the year ended December 31, 2023. Earnings per diluted common share for the year ended December 31, 2024 were $1.03, compared to $1.27 per diluted common share for the year ended December 31, 2023. Adjusted net income (a non-GAAP financial measure) was $33.4 million for the year ended December 31, 2024, compared to $40.0 million for the year ended December 31, 2023. Adjusted earnings per diluted common share (a non-GAAP financial measure) were $1.05 for the year ended December 31, 2024, compared to $1.27 for the year ended December 31, 2023.

Return on average assets (“ROA”) was 0.70% and 0.89% for the years ended December 31, 2024 and 2023, respectively. Return on average shareholder’s equity (“ROE”) was 7.45% and 9.73% for the years ended December 31, 2024 and 2023, respectively. Adjusted ROA (a non-GAAP financial measure) was 0.71% and 0.89% for the years ended December 31, 2024 and 2023, respectively. Adjusted ROE (a non-GAAP financial measure) was 7.57% and 9.73% for the years ended December 31, 2024 and 2023, respectively.

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

Average Balances and Yields

The following table presents, for the years ended December 31, 2024, 2023 and 2022, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. This table is presented on a tax-equivalent basis, if applicable.

	December 31, 2024			December 31, 2023			December 31, 2022
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$124,205	$5,690	4.58%	$77,759	$3,170	4.08%	$66,072	$597	0.90%
Investment Securities:
Taxable Investment Securities	668,012	32,681	4.89	577,102	25,199	4.37	448,500	13,960	3.11
Tax-Exempt Investment Securities (1)	30,864	1,577	5.11	29,004	1,325	4.57	72,379	3,101	4.29
Total Investment Securities	698,876	34,258	4.90	606,106	26,524	4.38	520,879	17,061	3.28
Paycheck Protection Program Loans (2)	NM	NM	NM	NM	NM	NM	7,441	970	13.03
Loans (1)(2)	3,738,260	205,646	5.50	3,699,252	192,679	5.21	3,183,271	145,857	4.58
Total Loans	3,738,260	205,646	5.50	3,699,252	192,679	5.21	3,190,712	146,827	4.60
Federal Home Loan Bank Stock	18,256	1,550	8.49	21,249	1,538	7.24	12,628	432	3.42
Total Interest Earning Assets	4,579,597	247,144	5.40%	4,404,366	223,911	5.08%	3,790,291	164,917	4.35%
Noninterest Earning Assets	103,547			86,438			76,189
Total Assets	$4,683,144			$4,490,804			$3,866,480
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$776,768	$34,294	4.41%	$650,028	$23,379	3.60%	$524,968	$4,336	0.83%
Savings and Money Market Deposits	956,300	39,297	4.11	922,799	30,639	3.32	963,096	9,129	0.95
Time Deposits	342,582	14,585	4.26	263,161	7,064	2.68	284,868	3,264	1.15
Brokered Deposits	963,676	40,629	4.22	909,662	34,963	3.84	449,095	6,650	1.48
Total Interest Bearing Deposits	3,039,326	128,805	4.24	2,745,650	96,045	3.50	2,222,027	23,379	1.05
Federal Funds Purchased	21,493	1,201	5.59	169,645	8,521	5.02	149,608	4,507	3.01
Notes Payable	13,750	1,162	8.45	13,750	1,143	8.31	2,863	202	7.04
FHLB Advances	320,497	8,554	2.67	238,000	7,489	3.15	64,278	1,221	1.90
Subordinated Debentures	79,473	3,983	5.01	79,090	3,983	5.04	89,584	4,688	5.23
Total Interest Bearing Liabilities	3,474,539	143,705	4.14%	3,246,135	117,181	3.61%	2,528,360	33,997	1.34%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	705,247			768,428			910,490
Other Noninterest Bearing Liabilities	62,595			65,763			43,597
Total Noninterest Bearing Liabilities	767,842			834,191			954,087
Shareholders' Equity	440,763			410,478			384,033
Total Liabilities and Shareholders' Equity	$4,683,144			$4,490,804			$3,866,480
Net Interest Income / Interest Rate Spread		103,439	1.26%		106,730	1.47%		130,920	3.01%
Net Interest Margin (3)			2.26%			2.42%			3.45%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(1,246)			(1,556)			(1,222)
Net Interest Income		$102,193			$105,174			$129,698

(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following table presents the changes in the volume and rate of interest bearing assets and liabilities for the year ended December 31, 2024, compared to the year ended December 31, 2023, and for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Compared with			Compared with
	Year Ended December 31, 2023			Year Ended December 31, 2022
	Change Due To:		Interest	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$2,128	$392	$2,520	$477	$2,096	$2,573
Investment Securities:
Taxable Investment Securities	4,448	3,034	7,482	5,615	5,624	11,239
Tax-Exempt Investment Securities	94	158	252	(1,980)	204	(1,776)
Total Securities	4,542	3,192	7,734	3,635	5,828	9,463
Loans:
Paycheck Protection Program Loans	—	—	—	(970)	—	(970)
Loans	2,162	10,805	12,967	26,844	19,978	46,822
Total Loans	2,162	10,805	12,967	25,874	19,978	45,852
Federal Home Loan Bank Stock	(254)	266	12	624	482	1,106
Total Interest Earning Assets	$8,578	$14,655	$23,233	$30,610	$28,384	$58,994

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$5,595	$5,320	$10,915	$4,498	$14,545	$19,043
Savings and Money Market Deposits	1,376	7,282	8,658	(1,337)	22,847	21,510
Time Deposits	3,381	4,140	7,521	(582)	4,382	3,800
Brokered Deposits	2,277	3,389	5,666	17,702	10,611	28,313
Total Interest Bearing Deposits	12,629	20,131	32,760	20,281	52,385	72,666
Federal Funds Purchased	(8,278)	958	(7,320)	1,006	3,008	4,014
Notes Payable	—	19	19	905	36	941
FHLB Advances	2,202	(1,137)	1,065	5,467	801	6,268
Subordinated Debentures	19	(19)	—	(528)	(177)	(705)
Total Interest Bearing Liabilities	6,572	19,952	26,524	27,131	56,053	83,184
Net Interest Income	$2,006	$(5,297)	$(3,291)	$3,479	$(27,669)	$(24,190)

Interest Income, Interest Expense, and Net Interest Margin

2024 Compared to 2023

Net interest income was $102.2 million for the year ended December 31, 2024, a decrease of $3.0 million compared to $105.2 million for the year ended December 31, 2023. The decrease in net interest income was primarily due to growth and higher rates paid on deposits, offset partially by growth and higher earning asset yields in the higher interest rate environment.

Net interest margin (on a fully tax-equivalent basis) for the year ended December 31, 2024 was 2.26%, a 16 basis point decline from 2.42% for the year ended December 31, 2023. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees, for the year ended

December 31, 2024 was 2.19%, a 15 basis point decline from 2.34% for the year ended December 31, 2023. The decline in the margin was primarily due to higher funding costs, offset partially by higher earning asset yields.

Average interest earning assets were $4.58 billion for the year ended December 31, 2024, an increase of $175.2 million, or 4.0%, compared to $4.40 billion for the year ended December 31, 2023. The increase in average interest earning assets was primarily due to growth in the loan portfolio, purchases of investment securities and an increase in cash balances. Average interest bearing liabilities were $3.47 billion for the year ended December 31, 2024, an increase of $228.4 million, or 7.0%, compared to $3.25 billion for the year ended December 31, 2023. The increase in average interest bearing liabilities was primarily due to increases in all deposit types and FHLB advances, offset partially by a decrease in federal funds purchased.

Average interest earning assets produced a tax-equivalent yield of 5.40% for the year ended December 31, 2024, compared to 5.08% for the year ended December 31, 2023. The increase in the yield on interest earning assets was primarily due to the purchase of higher yielding securities and the repricing of the loan and securities portfolios in the higher interest rate environment. The cost of interest bearing liabilities was 4.14% for the year ended December 31, 2024, compared to 3.61% for the year ended December 31, 2023. The increase was primarily due to continued deposit repricing in the higher interest rate environment.

Interest Income. Total interest income on a tax-equivalent basis was $247.1 million for the year ended December 31, 2024, compared to $223.9 million for the year ended December 31, 2023. The $23.2 million, or 10.4%, increase in total interest income on a tax-equivalent basis was primarily due to growth and higher yields in the securities and loan portfolios.

Interest income on cash investments increased $2.5 million, or 79.5%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to higher balances during the year. Interest income on the investment securities portfolio on a fully-tax equivalent basis increased $7.7 million, or 29.2%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a $92.8 million, or 15.3%, increase in average balances between the two periods and higher rates earned on securities.

Interest income on loans, on a fully-tax equivalent basis, for the year ended December 31, 2024 was $205.6 million, compared to $192.7 million for the year ended December 31, 2023. The $13.0 million, or 6.7%, increase was primarily due to loan growth and the repricing of the loan portfolio in the higher interest rate environment.

Loan interest income and loan fees remained one of the primary contributing factors to the changes in yield on interest earning assets. The aggregate loan yield increased to 5.50% for the year ended December 31, 2024, which was 29 basis points higher than 5.21% for the year ended December 31, 2023. While loan fees have historically maintained a relatively stable contribution to the aggregate loan yield, the recent periods saw fewer loan prepayment fees. Despite the overall decrease in fee recognition, the Company is encouraged that the core loan yield continued to rise as new loans originated at higher yields and the existing portfolio repriced in the higher rate environment.

The following table presents a summary of interest and fees recognized on loans for the years ended December 31, 2024 and 2023, and interest and fees recognized on loans, excluding PPP loans, for the year ended December 31, 2022:

	For the year ended December 31,
	2024	2023	2022
Interest	5.42%	5.11%	4.38%
Fees	0.08	0.10	0.20
Yield on Loans	5.50%	5.21%	4.58%

Interest Expense. Interest expense on interest bearing liabilities was $143.7 million for the year ended December 31, 2024, compared to $117.2 million for the year ended December 31, 2023. The $26.5 million, or 22.6%, increase was primarily due to growth and upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on deposits was $128.8 million for the year ended December 31, 2024, compared to $96.0 million for the year ended December 31, 2023. The $32.8 million, or 34.1%, increase in interest expense on deposits was primarily due to the upward repricing of the deposit portfolio in the higher interest rate environment and the average balance of interest bearing deposits increasing by $293.7 million, or 10.7%. The cost of total deposits was 3.44% for the year ended December 31, 2024, a 71 basis point increase, compared to 2.73% for the year ended December 31, 2023. The increase was primarily due to the upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings was $14.9 million for the year ended December 31, 2024, compared to $21.1 million for the year ended December 31, 2023. The $6.2 million, or 29.5%, decrease was primarily due to the decreased utilization of federal funds purchased.

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

Interest Income. Total interest income on a tax-equivalent basis was $223.9 million for the year ended December 31, 2023, compared to $164.9 million for the year ended December 31, 2022. The $59 million, or 35.8%, increase in total interest income on a tax-equivalent basis, was primarily due to strong organic growth in the loan portfolio, purchases of investment securities, and higher earning asset yields in the rising interest rate environment.

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

Interest income on loans, on a fully-tax equivalent basis, for the year ended December 31, 2023 was $192.7 million, compared to $146.8 million for the year ended December 31, 2022. The $45.9 million, or 31.2%, increase was primarily due to a $508.5 million, or 15.9%, increase in the average balance of loans outstanding from continued organic loan growth and a rising yield in the higher interest rate environment.

Interest Expense. Interest expense on interest bearing liabilities was $117.2 million, an increase of $83.2 million, or 244.7%, for the year ended December 31, 2023, compared to $34.0 million for the year ended December 31, 2022. The increase was primarily due to growth and upward repricing of the deposit and FHLB advances portfolios in the higher interest rate environment.

Interest expense on deposits was $96.0 million for the year ended December 31, 2023, compared to $23.4 million for the year ended December 31, 2022. The $72.7 million, or 310.8%, increase in interest expense on deposits was primarily due to the upward repricing of the deposit portfolio in the higher rate environment and the average balance of interest bearing deposits increasing by $523.6 million, or 23.6%. The cost of total deposits was 2.73% for the year ended December 31, 2023, a 198 basis point increase, compared to 0.75% for the year ended December 31, 2022. The increase was primarily due to the upward repricing of the deposit portfolio in the higher interest rate environment.

Interest expense on borrowings was $21.1 million for the year ended December 31, 2023, an increase of $10.5 million, compared to $10.6 million for the year ended December 31, 2022. This increase was primarily due to the increased utilization of federal funds purchased and FHLB advances in the rising interest rate environment.

Provision for Credit Losses

2024 Compared to 2023

The allowance for credit losses on loans and leases increased $1.8 million as of December 31, 2024, compared to December 31, 2023, reflecting a $950,000 day 1 provision for non-purchase credit deteriorated (“PCD”) loans acquired in the FMCB transaction, a $114,000 allowance for PCD loans acquired in the FMCB transaction, a provision of $2.0 million and net charge-offs of $1.2 million during 2024. The provision for credit losses on loans and leases was $2.9 million for the year ended December 31, 2024, an increase of $850,000, compared to a provision for credit losses on loans and leases of $2.1 million for the year ended December 31, 2023. The increase in the provision for credit losses on loans and leases was primarily attributable to the acquisition of FMCB and growth in the loan portfolio. The allowance for credit losses on loans and leases to total loans was 1.35% at December 31, 2024, compared to 1.36% at December 31, 2023.

The provision for credit losses for off-balance sheet credit exposures was $625,000 for the year ended December 31, 2024, compared to a negative provision of $2.2 million for the year ended December 31, 2023. The provision for the year ended December 31, 2024 was due to an increase in the volume of newly originated loans with unfunded commitments in the commercial and construction and land development segments. The allowance for credit losses on off-balance sheet credit exposures was $3.6 million as of December 31, 2024, compared to $3.0 million as of December 31, 2023.

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

The following table presents a summary of the activity in the allowance for credit losses on loans and leases for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Balance at Beginning of Period	$50,494	$47,996	$40,020
Impact of Adopting CECL	—	650	—
Day 1 PCD Allowance	114	—	—
Provision for Credit Losses (1)	2,900	2,050	7,700
Charge-offs	(1,266)	(224)	(37)
Recoveries	35	22	313
Balance at End of Period	$52,277	$50,494	$47,996
(1)	Includes an initial provision for credit losses for non-PCD loans acquired in the FMCB transaction of $950,000 for the year ended December 31, 2024.

The following table presents a summary of the activity in the provision for credit losses for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Provision for Credit Losses on Loans and Leases	$2,900	$2,050	$7,700
Provision for (Recovery of ) Credit Losses for Off-Balance Sheet Credit Exposures	625	(2,225)	—
Provision for (Recovery of) Credit Losses	$3,525	$(175)	$7,700

Noninterest Income

2024 Compared to 2023

Noninterest income was $7.4 million for the year ended December 31, 2024, compared to $6.5 million for the year ended December 31, 2023, an increase of $875,000, or 13.5%. The increase was primarily due to gains on sales of securities, higher letter of credit fees, higher swap fees and bank-owned life insurance income, offset partially by FHLB prepayment income recognized in the previous year which did not reoccur. There was no material stub period impact from the FMCB transaction in the fourth quarter of 2024.

2023 Compared to 2022

Noninterest income was $6.5 million for the year ended December 31, 2023, compared to $6.3 million for the year ended December 31, 2022, an increase of $161,000, or 2.5%. The increase was primarily due to increases in customer service fees, bank-owned life insurance income and FHLB prepayment income, offset partially by lower swap fees and other income.

The following table presents the major components of noninterest income for the year ended December 31, 2024, compared to the year ended December 31, 2023, and for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2024	2023	(Decrease)	2023	2022	(Decrease)
Noninterest Income:
Customer Service Fees	$1,475	$1,455	$20	$1,455	$1,236	$219
Net Gain (Loss) on Sales of Securities	385	(33)	418	(33)	82	(115)
Net Gain on Sales of Foreclosed Assets	62	—	62
Letter of Credit Fees	1,976	1,746	230	1,746	1,592	154
Debit Card Interchange Fees	593	595	(2)	595	586	9
Swap Fees	547	—	547	—	557	(557)
Bank-Owned Life Insurance	1,327	992	335	992	762	230
FHLB Prepayment Income	—	792	(792)	792	—	792
Other Income	1,003	946	57	946	1,517	(571)
Totals	$7,368	$6,493	$875	$6,493	$6,332	$161

Noninterest Expense

2024 Compared to 2023

Noninterest expense totaled $63.3 million for the year ended December 31, 2024, a $4.0 million, or 6.7%, increase from $59.3 million for the year ended December 31, 2023. The increase was primarily attributable to increases in salaries and employee benefits and merger-related expenses, offset partially by a decrease in the FDIC insurance assessment. Merger-related expenses totaled $712,000 for the year ended December 31, 2024. The stub period impact from the FMCB transaction to noninterest expense, excluding merger-related expenses, was $199,000 for the year ended December 31, 2024.

The Company had 290 full-time equivalent employees at December 31, 2024, compared to 255 employees at December 31, 2023. The increase during the year was largely driven by the addition of 25 new employees from the acquisition of FMCB.

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

The efficiency ratio was 57.9% for the year ended December 31, 2024, compared to 53.0% for the year ended December 31, 2023. The Company’s efficiency ratio has remained consistently below the industry median due in part to its “branch-light” model.

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

The following table presents the major components of noninterest expense for the year ended December 31, 2024, compared to the year ended December 31, 2023, and for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2024	2023	(Decrease)	2023	2022	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$39,564	$36,538	$3,026	$36,538	$36,941	$(403)
Occupancy and Equipment	4,399	4,447	(48)	4,447	4,390	57
FDIC Insurance Assessment	2,959	3,690	(731)	3,690	1,365	2,325
Data Processing	1,697	1,574	123	1,574	1,396	178
Professional and Consulting Fees	3,879	3,081	798	3,081	2,664	417
Derivative Collateral Fees	1,821	1,900	(79)	1,900	687	1,213
Information Technology and Telecommunications	3,325	2,889	436	2,889	2,495	394
Marketing and Advertising	1,485	1,129	356	1,129	2,032	(903)
Intangible Asset Amortization	78	100	(22)	100	191	(91)
Amortization of Tax Credit Investments	—	—	—	—	408	(408)
Other Expense	4,093	3,972	121	3,972	4,051	(79)
Totals	$63,300	$59,320	$3,980	$59,320	$56,620	$2,700

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

2024 Compared to 2023

Income tax expense was $9.9 million for the year ended December 31, 2024, compared to $12.6 million for the year ended December 31, 2023. The effective combined federal and state income tax rate for the year ended December 31, 2024 was 23.2%, compared to 23.9% for the year ended December 31, 2023.

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

Financial Condition

Overview

Total assets at December 31, 2024 were $5.07 billion, an increase of $454.3 million, or 9.8%, compared to $4.61 billion at December 31, 2023. The increase in total assets was primarily due to an increase in cash and cash equivalents, organic loan growth, purchases of investment securities, and the addition of assets purchased in the FMCB transaction. Total gross loans at December 31, 2024 were $3.87 billion, an increase of $144.2 million, or 3.9%, compared to December 31, 2023.

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

The investment securities portfolio consists primarily of U.S. treasury securities, U.S. government agency mortgage-backed securities, municipal securities, and corporate securities comprised primarily of subordinated debentures of banks and financial holding companies. In addition, the Company also holds other mortgage backed and other debt securities, all with varying contractual maturities. These maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $768.2 million at December 31, 2024, an increase of $164.1 million, or 27.2%, compared to $604.1 million at December 31, 2023.

The following table presents the amortized cost and fair value of securities available for sale, by type, at December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Amortized	Fair		Amortized	Fair
(dollars in thousands)	Cost	Value	Percent	Cost	Value	Percent
U.S. Treasury Securities	$179,835	$167,748	21.8%	$—	$—	—%
U.S Government Agency Securities	22,053	22,082	2.9	18,497	18,674	3.1
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	7,726	7,021	0.8	45,256	44,188	7.3
Issued by FNMA and FHLMC	60,532	57,354	7.5	24,319	21,687	3.6
Other Residential Mortgage-Backed Securities	71,301	61,969	8.1	74,832	65,617	10.9
Commercial Mortgage-Backed Securities	11,084	10,583	1.4	10,811	10,292	1.7
All Other Commercial MBS	109,190	107,963	14.1	94,237	93,531	15.5
Total MBS	259,833	244,890	31.9	249,455	235,315	39.0
Municipal Securities	139,891	122,265	15.9	151,512	132,524	21.9
Corporate Securities	139,161	134,186	17.5	142,098	130,605	21.6
Asset-Backed Securities	76,891	77,076	10.0	87,054	86,986	14.4
Total	$817,664	$768,247	100.0%	$648,616	$604,104	100.0%

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

The Company manages concentrations of credit exposure through a risk management program which implements formalized processes and procedures specifically for managing and mitigating risk within the loan portfolio. The processes and procedures include board of directors and management oversight, commercial real estate exposure limits, portfolio monitoring tools, management information systems, market reports, underwriting standards, internal and external loan review, and stress testing.

Total gross loans increased $144.2 million, or 3.9%, to $3.87 billion at December 31, 2024, compared to $3.72 billion at December 31, 2023. The total gross loan balances included $117.1 million of loans at amortized cost acquired in the FMCB transaction. Excluding loans acquired in the FMCB transaction, total gross loans increased 0.7% for the year ended December 31, 2024. The Bank’s pace of loan growth moderated in 2024 compared to historical levels as the Company actively managed the balance sheet to better align loan growth with the funding outlook and ultimately the impact of the higher interest rate environment on the number of prospective deals that meet underwriting standards. The 1-4 family and leases growth is primarily attributable to the FMCB transaction.

The following table presents the dollar amount and percentage composition of the loan portfolio by category, at the dates indicated:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$497,662	12.9%	$464,061	12.4%
Leases	44,291	1.1	—	—
Construction and Land Development	97,255	2.5	232,804	6.3
1-4 Family Construction	41,961	1.1	65,087	1.8
Real Estate Mortgage:
1-4 Family Mortgage	474,383	12.3	402,396	10.8
Multifamily	1,425,610	36.9	1,388,541	37.3
CRE Owner Occupied	191,248	4.9	175,783	4.7
CRE Nonowner Occupied	1,083,108	28.0	987,306	26.5
Total Real Estate Mortgage Loans	3,174,349	82.1	2,954,026	79.3
Consumer and Other	12,996	0.3	8,304	0.2
Total Loans, Gross	3,868,514	100.0%	3,724,282	100.0%
Allowance for Credit Losses	(52,277)		(50,494)
Net Deferred Loan Fees	(6,801)		(6,573)
Total Loans, Net	$3,809,436		$3,667,215

The Company primarily focuses on real estate mortgage lending, which constituted 82.1% of the portfolio as of December 31, 2024. The composition of the portfolio has remained relatively consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of December 31, 2024, investor CRE loans totaled $2.65 billion, consisting of $1.08 billion of loans secured by nonowner occupied CRE, $1.43 billion of loans secured by multifamily residential properties, $42.0 million of 1-4 family construction loans and $97.3 million of construction and land development loans. Investor CRE loans represented 68.4% of the total gross loan portfolio and 462.0% of the Bank’s total risk-based capital at December 31, 2024, compared to 71.8% and 482.4%, respectively, at December 31, 2023.

As of December 31, 2024, over 80% of the Bank’s real estate loan balances were secured by properties located in the Twin Cities MSA.

The following table provides a breakdown of CRE nonowner occupied loans by collateral types as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
		Percent of	Percent of		Percent of	Percent of
		CRE Nonowner	Total Loan		CRE Nonowner	Total Loan
(dollars in thousands)	Balance	Occupied Portfolio	Portfolio	Balance	Occupied Portfolio	Portfolio
Collateral Type:
Industrial	$285,594	26.4%	7.4%	$247,569	25.1%	6.6%
Office	191,638	17.7	5.0	194,359	19.7	5.2
Retail	172,530	15.9	4.5	151,949	15.4	4.1
Nursing/Assisted Living	111,705	10.3	2.9	136,192	13.8	3.7
Mini Storage Facility	110,486	10.2	2.9	92,527	9.4	2.5
Medical Office	108,452	10.0	2.8	88,719	9.0	2.4
Other	102,703	9.5	2.5	75,991	7.6	2.0
Total CRE Nonowner Occupied	$1,083,108	100.0%	28.0%	$987,306	100.0%	26.5%

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at December 31, 2024 and 2023:

	As of December 31, 2024
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Years to Fifteen Years	Fifteen Years
Commercial	$170,588	$248,695	$75,467	$2,912
Leases	4,998	38,641	652	—
Construction and Land Development	53,373	42,002	1,880	—
1-4 Family Construction	38,996	2,764	201	—
Real Estate Mortgage:
1-4 Family Mortgage	74,914	297,516	76,647	25,306
Multifamily	206,913	637,012	513,194	68,491
CRE Owner Occupied	4,704	112,223	69,742	4,579
CRE Nonowner Occupied	264,947	602,380	214,971	810
Total Real Estate Mortgage Loans	551,478	1,649,131	874,554	99,186
Consumer and Other	8,813	3,776	174	233
Total Loans, Gross	$828,246	$1,985,009	$952,928	$102,331
Interest Rate Sensitivity:
Fixed Interest Rates	$580,854	$1,622,161	$475,264	$32,271
Floating or Adjustable Rates	247,392	362,848	477,664	70,060
Total Loans, Gross	$828,246	$1,985,009	$952,928	$102,331

	As of December 31, 2023
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Years to Fifteen Years	Fifteen Years
Commercial	$157,047	$206,460	$96,826	$3,728
Construction and Land Development	99,183	93,013	40,608	—
1-4 Family Construction	46,601	9,476	9,010	—
Real Estate Mortgage:
1-4 Family Mortgage	59,962	262,468	79,320	646
Multifamily	242,291	482,380	576,348	87,522
CRE Owner Occupied	8,271	83,280	84,232	—
CRE Nonowner Occupied	204,297	503,196	279,813	—
Total Real Estate Mortgage Loans	514,821	1,331,324	1,019,713	88,168
Consumer and Other	2,568	5,533	—	203
Total Loans, Gross	$820,220	$1,645,806	$1,166,157	$92,099
Interest Rate Sensitivity:
Fixed Interest Rates	$502,454	$1,414,656	$673,563	$26,172
Floating or Adjustable Rates	317,766	231,150	492,594	65,927
Total Loans, Gross	$820,220	$1,645,806	$1,166,157	$92,099

Asset Quality

The Company emphasizes credit quality in the originating and monitoring of the loan portfolio, and success in underwriting is measured by the levels of classified and nonperforming assets and net charge-offs. Federal regulations and internal policies require the use of an asset classification system as a means of managing and reporting problem and potential problem assets. The Company has incorporated an internal asset classification system, substantially consistent with federal banking regulations, as a part of the credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “special mention,” “substandard,” “doubtful” or “loss” assets. An asset identified as “special mention” is not adversely classified but has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the payment prospects of the asset. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. A financial institution with assets classified as “special mention” is not expected to sustain losses of principal or interest from these assets and should not classify assets under this category for more than a year. “Substandard” assets include those characterized by the “distinct possibility” that the financial institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “watch.”

The following table presents information on loan classifications at December 31, 2024. The Company had no assets classified as doubtful or loss at December 31, 2024.

	Risk Category
(dollars in thousands)	Watch/Special Mention	Substandard	Total
Commercial	$1,917	$12,623	$14,540
Leases	—	34	34
Construction and Land Development	—	58	58
1-4 Family Construction	—	—	—
Real Estate Mortgage:
1-4 Family Mortgage	818	708	1,526
Multifamily	22,890	—	22,890
CRE Owner Occupied	4,091	967	5,058
CRE Nonowner Occupied	16,865	7,383	24,248
Total Real Estate Mortgage Loans	44,664	9,058	53,722
Consumer and Other	—	18	18
Totals	$46,581	$21,791	$68,372

Loans that have potential weaknesses that warranted a watch or special mention rating at December 31, 2024 totaled $46.6 million, compared to $26.5 million at December 31, 2023. Loans that warranted a substandard risk rating at December 31, 2024 totaled $21.8 million, compared to $35.9 million at December 31, 2023. Management continues to actively work with these borrowers and closely monitor substandard credits.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $301,000 at December 31, 2024 and $919,000 at December 31, 2023, a decrease of $618,000. There were no loans 90 days past due and still accruing as of December 31, 2024 and 2023. There were also no foreclosed assets as of December 31, 2024 and 2023.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	December 31,
(dollars in thousands)	2024	2023
Total Nonaccrual Loans	$301	$919
Total Nonperforming Loans	$301	$919
Total Nonperforming Assets (1)	$301	$919
Total Modified Accruing Loans	—	9,609
Total Nonperforming Assets and Modified Accruing Loans	$301	$10,528
Nonaccrual Loans to Total Loans	0.01%	0.02%
Nonperforming Loans to Total Loans	0.01	0.02
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.01	0.02
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for credit losses on loans and leases is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. There are no loans, outside of those included in the tables above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms. Due to the low levels of nonaccrual loans, gross income that would have been recorded on nonaccrual loans during the years ended December 31, 2024 and 2023 was approximately $163,000 and $79,000, respectively.

Allowance for Credit Losses

The allowance for credit losses on loans and leases is a reserve established through charges to earnings in the form of a provision for credit losses. The Company maintains an allowance for credit losses at a level management considers adequate to provide for expected lifetime losses in the portfolio. Although management strives to maintain an allowance it deems adequate, future economic changes, deterioration of borrowers’ creditworthiness, and the impact of examinations by regulatory agencies, among other factors, all could cause changes to the allowance for credit losses on loans and leases.

At December 31, 2024, the allowance for credit losses on loans and leases was $52.3 million, an increase of $1.8 million from $50.5 million at December 31, 2023. Net charge-offs totaled $1.2 million during the year ended December 31, 2024 and $202,000 during the year ended December 31, 2023. The allowance for credit losses on loans and leases as a percentage of total loans was 1.35% at December 31, 2024, compared to 1.36% at December 31, 2023.

The following table presents a summary of net charge-offs for the periods indicated:

	As of and for the year ended December 31,
(dollars in thousands)	2024	2023
Net Charge-offs (Recoveries)
Commercial	$(22)	$170
Leases	11	—
Real Estate Mortgage:
1-4 Family Mortgage	(3)	(5)
CRE Nonowner Occupied	1,236	—
Total Real Estate Mortgage Loans	1,233	(5)
Consumer and Other	9	37
Total Net Charge-offs	$1,231	$202
Net Charge-offs (Recoveries) to Average Loans
Commercial	0.00%	0.04%
Leases	0.48	0.00
Real Estate Mortgage:
1-4 Family Mortgage	0.00	0.00
CRE Nonowner Occupied	0.12	0.00
Total Real Estate Mortgage Loans	0.04	0.00
Consumer and Other	(0.09)	0.40
Total Net Charge-offs to Average Loans	0.03%	0.01%
Gross Loans, End of Period	$3,868,514	$3,724,282
Average Loans	3,738,260	3,699,252
Allowance to Total Gross Loans	1.35%	1.36%

The following table presents a summary of the allocation of the allowance for credit losses on loans and leases by loan portfolio segment as of the periods indicated:

	December 31,		December 31,
	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$5,630	10.8%	$5,398	10.7%
Leases	368	0.7	—	—
Construction and Land Development	866	1.7	2,156	4.3
1-4 Family Construction	331	0.6	558	1.1
Real Estate Mortgage:
1-4 Family Mortgage	2,795	5.3	2,651	5.3
Multifamily	23,120	44.2	22,217	44.0
CRE Owner Occupied	1,290	2.5	1,184	2.3
CRE Nonowner Occupied	17,735	33.9	16,225	32.1
Total Real Estate Mortgage Loans	44,940	85.9	42,277	83.7
Consumer and Other	142	0.3	105	0.2
Total Allowance for Credit Losses	$52,277	100.0%	$50,494	100.0%

Goodwill and Other Intangible Assets

Goodwill was $12.0 million at December 31, 2024, an increase of $9.4 million compared to $2.6 million at December 31, 2023. The increase in goodwill was due to the FMCB acquisition on December 13, 2024. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of core deposit relationships and favorable lease term intangibles. Total other intangible assets at December 31, 2024 and 2023 were $7.9 million and $188,000, respectively. The increase in other intangible assets is attributable to core deposits assumed in the FMCB transaction. Other intangible assets are amortized over their estimated useful life.

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$800,763	19.6%	$756,964	20.4%
Interest Bearing Transaction Deposits	862,242	21.1	692,801	18.7
Savings and Money Market Deposits	1,259,503	30.8	935,091	25.2
Time Deposits	338,506	8.3	300,651	8.1
Brokered Deposits	825,753	20.2	1,024,441	27.6
Total Deposits	$4,086,767	100.0%	$3,709,948	100.0%

Total deposits at December 31, 2024 were $4.09 billion, an increase of $376.8 million, or 10.2%, compared to total deposits of $3.71 billion at December 31, 2023. The growth in deposits was primarily due to an increase in interest bearing transaction deposits and the addition of $225.7 million deposits from the FMCB transaction, offset partially by a decrease in brokered deposits.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. At December 31, 2024, total brokered deposits were $825.8 million, a decrease of $198.7 million, compared to total brokered deposits of $1.02 billion at December 31, 2023.

The following table presents the average balance and average rate paid on each of the following deposit categories for the years ended December 31, 2024, 2023, and 2022:

	As of and for the		As of and for the		As of and for the
	Year Ended		Year Ended		Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$705,247	—%	$768,428	—%	$910,490	—%
Interest Bearing Transaction Deposits	776,768	4.41	650,028	3.60	524,968	0.83
Savings and Money Market Deposits	956,300	4.11	922,799	3.32	963,096	0.95
Time Deposits < $250,000	178,541	3.78	179,242	2.33	215,419	1.00
Time Deposits > $250,000	164,041	4.78	83,919	3.45	69,449	1.61
Brokered Deposits	963,676	4.22	909,662	3.84	449,095	1.48
Total Deposits	$3,744,573	3.44%	$3,514,078	2.73%	$3,132,517	0.75%

The following table presents time deposits, including brokered time deposits, that are in excess of the FDIC insurance limit, currently $250,000, by time remaining until maturity:

December 31,
(dollars in thousands)	2024
Three Months or Less	$69,581
Over Three Months through Six Months	16,566
Over Six Months through 12 Months	26,046
Over 12 Months	42,846
Totals	$155,039

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.14 billion, or 28% of total deposits, at December 31, 2024 and $900.0 million, or 24% of total deposits, at December 31, 2023. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs as a supplemental funding source for loan growth. The Company had no outstanding federal funds purchased as of each of December 31, 2024 and 2023.

Other Borrowings

At December 31, 2024, the Company had outstanding FHLB advances of $359.5 million, compared to $319.5 million at December 31, 2023. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $483.2 million and $498.7 million at December 31, 2024 and 2023, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. The maximum principal amount of the Company’s revolving line of credit is $40.0 million. On September 1, 2024, the Company entered into an amendment to the agreement which extended the maturity date from September 1, 2024 to September 1, 2026. As of December 31, 2024 and 2023, the Company had $13.8 million of outstanding balances under the revolving line of credit. As of December 31, 2024, the Company has two outstanding letters of credit totaling $6.4 million under this facility. There were no outstanding letters of credit as of December 31, 2023.

Additionally, the Company has borrowing capacity from other sources. As of December 31, 2024, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $925.8 million and $979.4 million at December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company had no outstanding advances from the discount window or the Federal Reserve’s Bank Term Funding Program (“BTFP”). The Federal Reserve ceased making new loans pursuant to the BTFP in March 2024.

Subordinated Debentures

As of December 31, 2024 and 2023, the Company had subordinated debentures, net of issuance costs of $79.7 million and $79.3 million, respectively.

For additional information, see “Note 13 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at December 31, 2024:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$3,049,955	$—	$—	$—	$3,049,955
Time Deposits	469,126	450,550	117,136	—	1,036,812
Notes Payable	—	13,750	—	—	13,750
FHLB Advances	288,000	49,000	22,500	—	359,500
Subordinated Debentures	—	—	—	80,000	80,000
Commitment to Fund Tax Credit Investments	2,881	—	—	—	2,881
Operating Lease Obligations	599	724	307	—	1,630
Totals	$3,810,561	$514,024	$139,943	$80,000	$4,544,528

Operating lease obligations are in place for facilities and land on which banking branches are located. See “Note 9 – Leases” of the Company’s Consolidated Financial Statements included as part of this report for additional information.

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

Capital

Total shareholders’ equity at December 31, 2024 was $457.9 million, an increase of $32.4 million, or 7.6%, over shareholders’ equity of $425.5 million at December 31, 2023, primarily due to net income retained, a decrease in unrealized losses in the securities portfolio, and an increase in unrealized gains in the derivatives portfolio, offset partially by preferred stock dividends and stock repurchases.

Tangible book value per share, a non-GAAP financial measure, was $13.49 as of December 31, 2024, an increase of 5.1% from $12.84 as of December 31, 2023. Tangible common equity, a non-GAAP financial measure, as a percentage of tangible assets, a non-GAAP financial measure, was 7.36% at December 31, 2024, compared to 7.73% at December 31, 2023.

Stock Repurchase Program. During the year ended December 31, 2024, the Company repurchased 446,509 shares of its common stock, representing 1.6% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $11.60 for a total of $5.2 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

On July 23, 2024, the Company’s board of directors extended the expiration date of the 2022 Stock Repurchase Program from August 16, 2024 to August 20, 2025. As of December 31, 2024, the remaining amount that could be used to repurchase shares under the stock repurchase program was $15.3 million. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors, including valuation, capital levels and other uses of capital.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2024. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company (Consolidated):
Total Risk-based Capital	$585,966	13.76%	$340,581	8.00%	$447,013	10.50%	N/A	N/A
Tier 1 Risk-based Capital	453,049	10.64	255,436	6.00	361,867	8.50	N/A	N/A
Common Equity Tier 1 Capital	386,535	9.08	191,577	4.50	298,008	7.00	N/A	N/A
Tier 1 Leverage Ratio	453,049	9.44	191,878	4.00	191,878	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$573,158	13.49%	$340,003	8.00%	$446,254	10.50%	$425,004	10.00%
Tier 1 Risk-based Capital	520,000	12.24	255,002	6.00	361,253	8.50	340,003	8.00
Common Equity Tier 1 Capital	520,000	12.24	191,252	4.50	297,503	7.00	276,253	6.50
Tier 1 Leverage Ratio	520,000	10.86	191,593	4.00	191,593	4.00	239,491	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Company (Consolidated):
Total Risk-based Capital	$570,770	13.97%	$326,872	8.00%	$429,019	10.50%	N/A	N/A
Tier 1 Risk-based Capital	440,947	10.79	245,154	6.00	347,301	8.50	N/A	N/A
Common Equity Tier 1 Capital	374,433	9.16	183,865	4.50	286,013	7.00	N/A	N/A
Tier 1 Leverage Ratio	440,947	9.57	184,383	4.00	184,383	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$554,269	13.58%	$326,528	8.00%	$428,568	10.50%	$408,160	10.00%
Tier 1 Risk-based Capital	503,787	12.34	244,896	6.00	346,936	8.50	326,528	8.00
Common Equity Tier 1 Capital	503,787	12.34	183,672	4.50	285,712	7.00	265,304	6.50
Tier 1 Leverage Ratio	503,787	10.95	184,037	4.00	184,037	4.00	230,047	5.00

The Company and the Bank are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules require a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At December 31, 2024, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$174,273	$504,791	$164,880	$381,752
Letters of Credit	9,012	115,385	6,780	96,509
Totals	$183,285	$620,176	$171,660	$478,261

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

The Company had outstanding letters of credit with the FHLB in the amount of $103.2 million and $114.4 million at December 31, 2024 and 2023, respectively, on behalf of customers and to secure public deposits.

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

Total on- and off-balance sheet liquidity was $2.30 billion as of December 31, 2024, compared to $2.23 billion at December 31, 2023.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	December 31, 2024	December 31, 2023
(dollars in thousands)
Cash and Cash Equivalents	$188,884	$96,594
Securities Available for Sale	768,247	604,104
Less: Pledged Securities	(289,903)	(170,727)
Total Primary Liquidity	$667,228	$529,971
Ratio of Primary Liquidity to Total Deposits	16.3%	14.3%

Secondary Liquidity—Off-Balance Sheet Borrowing Capacity
Net Secured Borrowing Capacity with the FHLB	$483,245	$498,736
Net Secured Borrowing Capacity with the Federal Reserve Bank	925,798	979,448
Unsecured Borrowing Capacity with Correspondent Lenders	200,000	200,000
Secured Borrowing Capacity with Correspondent Lender	19,855	26,250
Total Secondary Liquidity	$1,628,898	$1,704,434
Total Primary and Secondary Liquidity	$2,296,126	$2,234,405
Ratio of Primary and Secondary Liquidity to Total Deposits	56.2%	60.2%

During the year ended December 31, 2024, primary liquidity increased $137.3 million due to an increase in cash and cash equivalents of $92.3 million and an increase in securities available for sale of $164.1 million, offset partially by a $119.2 million increase in pledged securities. Secondary liquidity decreased $75.5 million as of December 31, 2024 due to a $15.5 million decrease in the borrowing capacity with the FHLB, a $53.7 million decrease in the borrowing capacity with the Federal Reserve Bank, and a $6.4 million decrease in the secured borrowing capacity with a correspondent lender.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At December 31, 2024, core deposits totaled approximately $3.11 billion and represented 76.0% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At December 31, 2024, brokered deposits totaled $825.8 million, consisting of $698.3 million of brokered time deposits and $127.4 million of non-maturity brokered money market and transaction accounts. At December 31, 2023, brokered deposits totaled $1.02 billion, consisting of $850.5 million of brokered time deposits and $174.0 million of non-maturity brokered money market and transaction accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2024, the Company was in compliance with all established liquidity guidelines in the policy.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial data included in this report are not measures of financial performance recognized by GAAP. Management uses these non-GAAP financial measures in the analysis of performance:

●	“Pre-Provision Net Revenue” is defined as net interest income plus total noninterest income (excluding all gains and losses on sales of assets or extinguishments or prepayments of liabilities) minus total noninterest expense, excluding the amortization of tax credit investments and debt prepayment fees.
●	“Adjusted Pre-Provision Net Revenue” is defined as net interest income plus total noninterest income (excluding all gains and losses on sales of assets or extinguishments or prepayments of liabilities) minus total noninterest expense, excluding the amortization of tax credit investments, debt prepayment fees and one-time merger-related expenses.
●	“Core Net Interest Margin” is defined as the ratio of net interest income (on a fully tax-equivalent basis), reduced by loan fees and PPP interest and fees, divided by interest earning assets, excluding average PPP loans.
●	“Efficiency ratio” is defined as noninterest expense less the amortization of intangibles divided by our operating revenue, which is equal to net interest income plus noninterest income excluding gains and losses on sales of assets. In management’s judgment, the adjustments made to operating revenue allow investors and analysts to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to the Company’s core business.
●	“Adjusted efficiency ratio” is defined as the efficiency ratio adjusted to exclude the amortization of tax credit investments and one-time merger-related expenses from noninterest expense.
●	“Adjusted noninterest expense to average assets” is defined as the ratio of noninterest expense adjusted to exclude the amortization of tax credit investments and one-time merger-related expenses divided by average assets.
●	“Tangible common equity” is defined as shareholders’ equity reduced by preferred stock, goodwill and other intangible assets. The Company believes that this measure is important to many investors in the marketplace who are interested in changes from period to period in common shareholders’ equity exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing both equity and assets while not increasing tangible equity or tangible assets.
●	“Tangible common equity to tangible assets” is defined as the ratio of tangible common equity, as defined above, divided by total assets reduced by goodwill and other intangible assets. The Company believes that this measure is important to many investors in the marketplace who are interested in relative changes from period to period in common shareholders’ equity to total assets, each exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing both equity and assets while not increasing our tangible equity or tangible assets.
●	“Tangible book value per share” is defined as tangible common shareholders’ equity divided by total common voting shares outstanding. The Company believes that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing book value while not increasing tangible book value.
●	“Return on average tangible common equity” is defined as the ratio of net income available to common shareholders, divided by average tangible common equity. Management believes that this measure is important to many investors in the marketplace because it measures the return on common equity, exclusive of the effects of preferred stock and intangible assets on earnings and capital.
●	“Adjusted diluted earnings per common share” is defined as net income available to common shareholders excluding the impact of one-time merger-related expenses divided by diluted weighted average common shares outstanding. In our judgment, the adjustments to earnings remove the volatility that is associated with certain one-time items unrelated to our core business.

The Company believes these non-GAAP financial measures provide useful information to management and investors that is supplementary to the financial condition, results of operations and cash flows computed in accordance with GAAP; however, the Company acknowledges that these non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use. Financial measures computed in accordance with GAAP can be found within the consolidated selected financial data appearing at the beginning of management’s discussion and analysis of financial condition and results of operations within this report. The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	As of and for the year ended December 31,
(dollars in thousands)	2024	2023	2022
Pre-Provision Net Revenue
Noninterest Income	$7,368	$6,493	$6,332
Less: (Gain) Loss on Sales of Securities	(385)	33	(82)
Less: FHLB Advance Prepayment Income	—	(792)	—
Total Operating Noninterest Income	6,983	5,734	6,250
Plus: Net Interest Income	102,193	105,174	129,698
Net Operating Revenue	$109,176	$110,908	$135,948

Noninterest Expense	$63,300	$59,320	$56,620
Less: Amortization of Tax Credit Investments	—	—	(408)
Less: Debt Prepayment Fees	—	—	—
Total Operating Noninterest Expense	$63,300	$59,320	$56,212

Pre-Provision Net Revenue	$45,876	$51,588	$79,736

Plus:
Non-Operating Revenue Adjustments	385	759	82
Less:
Provision (Recovery of) for Credit Losses	3,525	(175)	7,700
Non-Operating Expense Adjustments	—	—	408
Provision for Income Taxes	9,911	12,562	18,318
Net Income	$32,825	$39,960	$53,392

Average Assets	$4,683,144	$4,490,804	$3,866,480
Pre-Provision Net Revenue Return on Average Assets	0.98%	1.15%	2.06%

Adjusted Pre-Provision Net Revenue
Net Operating Revenue	$109,176	$110,908	$135,948

Noninterest Expense	$63,300	$59,320	$56,620
Less: Merger-related Expenses	(712)	—	—
Less: Amortization of Tax Credit Investments	—	—	(408)
Less: Debt Prepayment Fees	—	—	—
Adjusted Total Operating Noninterest Expense	$62,588	$59,320	$56,212

Adjusted Pre-Provision Net Revenue	$46,588	$51,588	$79,736
Adjusted Pre-Provision Net Revenue Return on Average Assets	0.99%	1.15%	2.06%

	As of and for the year ended December 31,
(dollars in thousands)	2024	2023	2022
Core Net Interest Margin
Net Interest Income (Tax-Equivalent Basis)	$103,440	$106,730	$130,920
Less: Loan Fees	(3,090)	(3,604)	(6,273)
Less: PPP Interest and Fees	NM	NM	(970)
Core Net Interest Income	$100,350	$103,126	$123,677

Average Interest Earning Assets	4,579,597	4,404,366	3,790,291
Less: Average PPP Loans	NM	NM	(7,441)
Core Average Interest Earning Assets	$4,579,597	$4,404,366	$3,782,850
Core Net Interest Margin	2.19%	2.34%	3.27%

	As of and for the year ended December 31,
(dollars in thousands)	2024	2023	2022
Efficiency Ratio
Noninterest Expense	$63,300	$59,320	$56,620
Less: Amortization of Intangible Assets	(78)	(100)	(191)
Adjusted Noninterest Expense	$63,222	$59,220	$56,429

Net Interest Income	$102,193	$105,174	$129,698
Noninterest Income	7,368	6,493	6,332
Less: (Gain) Loss on Sales of Securities	(385)	33	(82)
Adjusted Operating Revenue	$109,176	$111,700	$135,948
Efficiency Ratio	57.9%	53.0%	41.5%

Adjusted Efficiency Ratio
Noninterest Expense	$63,300	$59,320	$56,620
Less: Amortization of Intangible Assets	(78)	(100)	(191)
Less: Amortization of Tax Credit Investments	—	—	(408)
Less: Merger-related Expenses	(712)	—	—
Adjusted Noninterest Expense	$62,510	$59,220	$56,021

Net Interest Income	$102,193	$105,174	$129,698
Noninterest Income	7,368	6,493	6,332
Less: (Gain) Loss on Sales of Securities	(385)	33	(82)
Adjusted Operating Revenue	$109,176	$111,700	$135,948
Adjusted Efficiency Ratio	57.3%	53.0%	41.2%

	As of and for the year ended December 31,
(dollars in thousands)	2024	2023	2022
Adjusted Noninterest Expense to Average Assets
Noninterest Expense	$63,300	$59,320	$56,620
Less: Amortization of Tax Credit Investments	—	—	(408)
Less: Merger-related Expenses	(712)	—	—
Adjusted Noninterest Expense	$62,588	$59,320	$56,212

Average Assets	$4,683,144	$4,490,804	$3,866,480
Adjusted Noninterest Expense to Average Assets	1.34%	1.32%	1.45%

	As of and for the year ended December 31,
(dollars in thousands)	2024	2023	2022
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$457,935	$425,515	$394,064
Less: Preferred Stock	(66,514)	(66,514)	(66,514)
Total Common Shareholders' Equity	391,421	359,001	327,550
Less: Intangible Assets	(19,832)	(2,814)	(2,914)
Tangible Common Equity	$371,589	$356,187	$324,636

Total Assets	$5,066,242	$4,611,990	$4,345,662
Less: Intangible Assets	(19,832)	(2,814)	(2,914)
Tangible Assets	$5,046,410	$4,609,176	$4,342,748
Tangible Common Equity/Tangible Assets	7.36%	7.73%	7.48%

Tangible Book Value Per Share
Book Value Per Common Share	$14.21	$12.94	$11.80
Less: Effects of Intangible Assets	(0.72)	(0.10)	(0.11)
Tangible Book Value Per Common Share	$13.49	$12.84	$11.69

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$28,771	$35,906	$49,338

Average Shareholders' Equity	$440,763	$410,478	$384,033
Less: Average Preferred Stock	(66,514)	(66,514)	(66,514)
Average Common Equity	374,249	343,964	317,519
Less: Effects of Average Intangible Assets	(3,207)	(2,847)	(3,012)
Average Tangible Common Equity	$371,042	$341,117	$314,507
Return on Average Tangible Common Equity	7.75%	10.53%	15.69%

	As of and for the year ended December 31,
(dollars in thousands)	2024	2023	2022
Adjusted Diluted Earnings Per Common Share
Net Income Available to Common Shareholders	$28,771	$35,906	$49,338
Add: Merger-related Expenses	712	—	—
Less: Tax Impact	(165)	—	—
Net Income Available to Common Shareholders, Excluding Impact of Merger-related Expenses	$29,318	$35,906	$49,338

Diluted Weighted Average Shares Outstanding	27,943,343	28,315,587	28,668,177
Adjusted Diluted Earnings Per Common Share	$1.05	$1.27	$1.72

Adjusted Return on Average Assets
Net Income	$32,825	$39,960	$53,392
Add: Merger-related Expenses	712	—	—
Less: Tax Impact	(165)	—	—
Net Income, Excluding Impact of Merger-related Expenses	$33,372	$39,960	$53,392

Average Assets	$4,683,144	$4,490,804	$3,866,480
Adjusted Return on Average Assets	0.71%	0.89%	1.38%

Adjusted Return on Average Shareholders' Equity
Net Income, Excluding Impact of Merger-related Expenses	$33,372	$39,960	$53,392

Average Shareholders' Equity	$440,763	$410,478	$384,033
Adjusted Return on Average Shareholders' Equity	7.57%	9.73%	13.90%

Adjusted Return on Average Tangible Common Equity
Net Income Available to Common Shareholders, Excluding Impact of Merger-related Expenses	$29,318	$35,906	$49,338

Average Tangible Common Equity	$371,042	$341,117	$314,507
Adjusted Return on Average Tangible Common Equity	7.90%	10.53%	15.69%

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

The Company has entered into certain hedging transactions including fair value swaps and interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Fair value swaps are used to mitigate the effect of changing interest rates on the fair values of fixed rate available for sale securities. At December 31, 2024 and 2023, these fair value hedges had a total notional amount of $145.9 million and $0, respectively. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At December 31, 2024 and 2023, these cash flow hedges had a total notional amount of $303.0 million and $308.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

Net Interest Income Simulation

The Company uses a net interest income simulation model to measure and evaluate potential changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of the measurement date. This model has inherent limitations and the results are based on a given set of rate changes and assumptions as of a certain point in time. For purposes of the simulation, the Company assumes no growth in either interest-sensitive assets or liabilities over the next 12 months; therefore, the model’s results reflect an interest rate shock to a static balance sheet. The simulation model also can incorporate various other assumptions, which the Company believes are reasonable but which may have a significant impact on results, such as: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) re-pricing characteristics for market-rate-sensitive instruments, (4) differing sensitivities of financial instruments due to differing underlying rate indices, (5) varying loan prepayment speeds for different interest rate scenarios, (6) the effect of interest rate limitations in assets, such as floors and caps, and (7) overall growth and repayment rates and product mix of assets and liabilities. Because of the limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on the results, but rather as a means to better plan and execute appropriate asset-liability management strategies and to manage interest rate risk.

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2024 and 2023, are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, 300, and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the 2023 rate environment, a downward shift of the yield curve of 400 basis points did not provide meaningful results and thus was not presented.

(dollars in thousands)	December 31, 2024		December 31, 2023
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$130,390	(6.00)%	$118,597	(2.39)%
+300	132,605	(4.40)	118,983	(2.08)
+200	134,355	(3.14)	119,395	(1.74)
+100	136,411	(1.66)	119,916	(1.31)
0	138,708	—	121,504	—
−100	143,038	3.12	125,138	2.99
−200	147,997	6.70	128,643	5.87
−300	153,515	10.67	132,269	8.86
−400	158,778	14.47	NM	NM

The table above indicates that as of December 31, 2024, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 6.00% decrease in net interest income. In the event of an immediate 400 basis point decrease in interest rates, the Company would experience an 14.47% increase in net interest income.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bridgewater Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of Bridgewater Bancshares, Inc. and Subsidiaries (the Company) for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

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

CLA (CliftonLarsonAllen LLP) is an independent network member of CLA Global. See CLAglobal.com/disclaimer.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bridgewater Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bridgewater Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for credit losses on loans

As described in Notes 1 and Note 6 to the consolidated financial statements, the allowance for credit losses on loans (allowance) totaled $52.3 million at December 31, 2024. The allowance is a valuation account that is deducted from the Company’s amortized cost basis of loans to present the net amount of loans for investment expected to be collected over their contractual life. The allowance is measured on a collective or pooled basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis at the balance sheet date. At December 31, 2024 the general reserve on loans collectively evaluated for impairment totaled $52.2 million and there was $144 thousand on loans individually evaluated.

The measurement of the allowance is based on relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. The Company uses the weighted-average remaining maturity (WARM) method as a basis for estimated expected credit loss. The WARM method uses a historical average annual charge off rate. This average annual charge off rate contains loss content over a historical lookback period and is used as a foundation for estimating the allowance for the remaining outstanding balances of loans by segment at the balance sheet date. The average annual charge off rate is applied to the contractual term to determine the unadjusted historical charge off rate. The calculation of the unadjusted historical charge off rate is then adjusted for current conditions and for reasonable and supportable forecast periods through qualitative factors prior to being applied to the current balance of the loan segments.

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

Our audit procedures related to the Company’s qualitative factors and forecasted adjustments applied to the allowance included the following, among others:

• We obtained an understanding of the relevant controls related to the qualitative factors and forecasted adjustments applied to the allowance and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the qualitative factors, forecasted adjustments and the underlying data used in determining those factors.

• We tested management’s process and evaluated the reasonableness of their judgments and assumptions to develop the qualitative factors and forecasted adjustments, which included:

o	Testing the accuracy and relevancy of the data inputs used by management as a basis for the adjustments for qualitative factors and forecasted adjustments by comparing to internal and external source data.

o	Evaluating the reasonableness of the magnitude and directional consistency of the adjustments for such.

o	Evaluating whether management’s conclusions were consistent with Company provided internal data and external, independently sourced data and agreeing the impact to the allowance calculation

/s/ RSM US LLP

We have served as the Company’s auditor since 2022.

Des Moines, Iowa

March 5, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bridgewater Bancshares, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Bridgewater Bancshares, Inc.'s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2024 and 2023, the consolidated statements of income, comprehensive income, shareholder’s equity and cash flows for each of the two years ended December 31, 2024, and the related notes to the consolidated financial statements of the Company and our report dated March 5, 2025, expressed an unqualified opinion.

As described in Management’s Annual Report, management has excluded First Minnetonka City Bank (the acquired business) from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination and merged with and into Bridgewater Bank in the fourth quarter of 2024. We have also excluded the acquired business from our audit of internal control over financial reporting. The total assets of the acquired business represent approximately 6% of the related consolidated financial statement amount as of the date of the acquisition.

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

/s/ RSM US LLP

Des Moines, Iowa

March 5, 2025

Bridgewater Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31,	December 31,
	2024	2023
ASSETS
Cash and Cash Equivalents	$229,760	$128,562
Bank-Owned Certificates of Deposit	4,377	—
Securities Available for Sale, at Fair Value	768,247	604,104
Loans, Net of Allowance for Credit Losses of $52,277 at December 31, 2024, and $50,494 at December 31, 2023	3,809,436	3,667,215
Federal Home Loan Bank (FHLB) Stock, at Cost	19,297	17,097
Premises and Equipment, Net	49,533	48,886
Accrued Interest	17,711	16,697
Goodwill	11,982	2,626
Other Intangible Assets, Net	7,850	188
Bank-Owned Life Insurance	44,646	34,477
Other Assets	103,403	92,138
Total Assets	$5,066,242	$4,611,990

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$800,763	$756,964
Interest Bearing	3,286,004	2,952,984
Total Deposits	4,086,767	3,709,948
Notes Payable	13,750	13,750
FHLB Advances	359,500	319,500
Subordinated Debentures, Net of Issuance Costs	79,670	79,288
Accrued Interest Payable	4,008	5,282
Other Liabilities	64,612	58,707
Total Liabilities	4,608,307	4,186,475

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at December 31, 2024 and December 31, 2023	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,552,449 at December 31, 2024 and 27,748,965 at December 31, 2023	276	277
Additional Paid-In Capital	95,088	96,320
Retained Earnings	309,421	280,650
Accumulated Other Comprehensive Loss	(13,364)	(18,246)
Total Shareholders' Equity	457,935	425,515
Total Liabilities and Equity	$5,066,242	$4,611,990

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
INTEREST INCOME
Loans, Including Fees	$204,731	$191,402	$146,256
Investment Securities	33,927	26,245	16,410
Other	7,240	4,708	1,029
Total Interest Income	245,898	222,355	163,695

INTEREST EXPENSE
Deposits	128,805	96,045	23,379
Federal Funds Purchased	1,201	8,521	4,507
Notes Payable	1,162	1,143	202
FHLB Advances	8,554	7,489	1,221
Subordinated Debentures	3,983	3,983	4,688
Total Interest Expense	143,705	117,181	33,997

NET INTEREST INCOME	102,193	105,174	129,698
Provision for (Recovery of) Credit Losses	3,525	(175)	7,700

NET INTEREST INCOME AFTER
PROVISION FOR (RECOVERY OF) CREDIT LOSSES	98,668	105,349	121,998

NONINTEREST INCOME
Customer Service Fees	1,475	1,455	1,236
Net Gain (Loss) on Sales of Available for Sale Securities	385	(33)	82
Net Gain on Sales of Foreclosed Assets	62	—	—
Letters of Credit Fees	1,976	1,746	1,592
Debit Card Interchange Fees	593	595	586
Swap Fees	547	—	557
Bank-Owned Life Insurance	1,327	992	762
FHLB Prepayment Income	—	792	—
Other Income	1,003	946	1,517
Total Noninterest Income	7,368	6,493	6,332

NONINTEREST EXPENSE
Salaries and Employee Benefits	39,564	36,538	36,941
Occupancy and Equipment	4,399	4,447	4,390
FDIC Insurance Assessment	2,959	3,690	1,365
Data Processing	1,697	1,574	1,396
Professional and Consulting Fees	3,879	3,081	2,664
Derivative Collateral Fees	1,821	1,900	687
Information Technology and Telecommunications	3,325	2,889	2,495
Marketing and Advertising	1,485	1,129	2,032
Intangible Asset Amortization	78	100	191
Amortization of Tax Credit Investments	—	—	408
Other Expense	4,093	3,972	4,051
Total Noninterest Expense	63,300	59,320	56,620

INCOME BEFORE INCOME TAXES	42,736	52,522	71,710
Provision for Income Taxes	9,911	12,562	18,318
NET INCOME	32,825	39,960	53,392
Preferred Stock Dividends	(4,054)	(4,054)	(4,054)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$28,771	$35,906	$49,338

EARNINGS PER SHARE
Basic	$1.05	$1.29	$1.78
Diluted	1.03	1.27	1.72
Dividends Paid Per Common Share	—	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	December 31,	December 31,	December 31,
	2024	2023	2022
Net Income	$32,825	$39,960	$53,392
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	5,967	3,339	(56,914)
Unrealized Gains on Cash Flow Hedges	10,515	2,299	20,430
Reclassification Adjustment for (Gains) Realized in Income	(9,630)	(6,069)	(90)
Income Tax Impact	(1,970)	127	9,626
Total Other Comprehensive Income (Loss), Net of Tax	4,882	(304)	(26,948)
Comprehensive Income	$37,707	$39,656	$26,444

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in thousands, except share data)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Year Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE December 31, 2021	$66,514	28,206,566	$282	$104,123	$199,347	$9,006	$379,272
Stock-based Compensation	—	19,024	—	3,340	—	—	3,340
Comprehensive Income (Loss)	—	—	—	—	53,392	(26,948)	26,444
Stock Options Exercised	—	133,301	1	576	—	—	577
Stock Repurchases	—	(662,765)	(6)	(10,772)	—	—	(10,778)
Forfeiture of Restricted Stock Awards	—	(1,000)	—	(2)	—	—	(2)
Vested Restricted Stock Units	—	96,786	1	(1)	—	—	—
Restricted Shares Withheld for Taxes	—	(39,962)	—	(735)	—	—	(735)
Preferred Stock Dividend	—	—	—	—	(4,054)	—	(4,054)
BALANCE December 31, 2022	66,514	27,751,950	278	96,529	248,685	(17,942)	394,064
Cumulative Effect of the Adoption of ASU 2016-13	—	—	—	—	(3,920)	—	(3,920)
Cumulative Effect of the Adoption of ASU 2023-02	—	—	—	—	(21)	—	(21)
Balance as of January 1, 2023, as Adjusted for Change in Accounting Principles	66,514	27,751,950	278	96,529	244,744	(17,942)	390,123
Stock-based Compensation	—	44,753	—	3,954	—	—	3,954
Comprehensive Income (Loss)	—	—	—	—	39,960	(304)	39,656
Stock Options Exercised	—	305,950	3	960	—	—	963
Stock Repurchases	—	(423,749)	(4)	(4,537)	—	—	(4,541)
Forfeiture of Restricted Stock Awards	—	(250)	—	—	—	—	—
Vested Restricted Stock Units	—	121,603	1	(1)	—	—	—
Restricted Shares Withheld for Taxes	—	(51,292)	(1)	(585)	—	—	(586)
Preferred Stock Dividend	—	—	—	—	(4,054)	—	(4,054)
BALANCE December 31, 2023	66,514	27,748,965	277	96,320	280,650	(18,246)	425,515
Stock-based Compensation	—	38,724	—	3,905	—	—	3,905
Comprehensive Income	—	—	—	—	32,825	4,882	37,707
Stock Options Exercised	—	99,385	1	762	—	—	763
Stock Repurchases	—	(446,509)	(4)	(5,190)	—	—	(5,194)
Vested Restricted Stock Units	—	160,630	2	(2)	—	—	—
Restricted Shares Withheld for Taxes	—	(48,746)	—	(707)	—	—	(707)
Preferred Stock Dividend	—	—	—	—	(4,054)	—	(4,054)
BALANCE December 31, 2024	$66,514	27,552,449	$276	$95,088	$309,421	$(13,364)	$457,935

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	December 31, 2024	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$32,825	$39,960	$53,392
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	(1,358)	10	1,867
Net (Gain) Loss on Sales of Securities Available for Sale	(385)	33	(82)
Provision for Credit Losses on Loans and Leases	2,900	2,050	7,700
Provision (Credit) for Off-Balance Sheet Exposures	625	(2,225)	—
Depreciation of Premises and Equipment	2,368	2,509	2,565
Loss on Disposal of Premises and Equipment	—	20	18
Amortization of Other Intangible Assets	78	100	191
Amortization of Right-of use Asset	559	534	497
Cash Surrender Value of Bank-Owned Life Insurance	(1,326)	(992)	(762)
Amortization of Subordinated Debt Issuance Costs	382	383	416
Net Gain on Sales of Foreclosed Assets	(62)	—	—
Stock-based Compensation	3,905	3,954	3,340
Deferred Income Taxes	24	676	(1,401)
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	2,364	(20,902)	(13,318)
Accrued Interest Payable and Other Liabilities	3,477	3,905	30,576
Net Cash Provided by Operating Activities	46,376	30,015	84,999

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Bank-Owned Certificates of Deposit	—	1,181	695
Proceeds from Sales of Securities Available for Sale	101,612	28,756	64,439
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	65,600	32,747	38,226
Purchases of Securities Available for Sale	(245,175)	(113,648)	(268,259)
Net Increase in Loans	(26,247)	(157,874)	(749,940)
Net (Increase) Decrease in FHLB Stock	(1,948)	2,509	(14,364)
Purchases of Premises and Equipment	(4,080)	(2,970)	(1,633)
Proceeds from Sales of Foreclosed Assets	496	116	—
Cash Received, Net of Cash Paid for Acquisition	17,284	—	—
Purchase of Bank-Owned Life Insurance	(2,778)	—	(7,407)
Net Cash Used in Investing Activities	(95,236)	(209,183)	(938,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	119,250	293,405	470,306
Net Increase (Decrease) in Federal Funds Purchased	—	(287,000)	287,000
Principal Proceeds on Notes Payable	—	—	13,750
Proceeds from FHLB Advances	997,000	679,500	158,000
Principal Payments on FHLB Advances	(957,000)	(457,000)	(103,500)
Preferred Stock Dividends Paid	(4,054)	(4,054)	(4,054)
Redemption of Subordinated Debt	—	—	(13,750)
Stock Options Exercised	763	963	577
Stock Repurchases	(5,194)	(4,541)	(10,778)
Forfeiture of Restricted Stock Awards	—	—	(2)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(634)	(457)	(620)
Shares Repurchased for Tax Withholdings Upon Exercise of Stock Options	(73)	(129)	(115)
Net Cash Provided by Financing Activities	150,058	220,687	796,814

NET CHANGE IN CASH AND CASH EQUIVALENTS	101,198	41,519	(56,430)
Cash and Cash Equivalents Beginning	128,562	87,043	143,473
Cash and Cash Equivalents Ending	$229,760	$128,562	$87,043

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$144,596	$114,347	$32,159
Cash Paid for Income Taxes	5,753	10,388	20,565
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net Investment Securities Purchased but Not Settled	—	—	2,438
Loans Transferred to Foreclosed Assets	434	116	—
Acquisition:
Fair Value of Assets Acquired	$282,229	$—	$—
Fair Value of Liabilities Assumed	258,489	—	—
Net Assets Acquired	$23,740	$—	$—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Description of the Business and Summary of Significant Accounting Policies

Organization

Bridgewater Bancshares, Inc. (the “Company”) is a financial holding company headquartered in St. Louis Park, Minnesota, whose operations consist of the ownership of its wholly-owned banking subsidiary: Bridgewater Bank (the “Bank”). The Bank commenced operations in 2005 and provides retail and commercial loan and deposit services, principally to customers within the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area. In 2008, the Bank formed BWB Holdings, LLC, a wholly owned subsidiary of the Bank, for the purpose of holding repossessed property. In 2018, the Bank formed Bridgewater Investment Management, Inc., a wholly owned subsidiary of the Bank, for the purpose of holding certain municipal securities and to engage in municipal lending activities.

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

Recent Developments

On December 13, 2024, the Bank completed its acquisition of First Minnetonka City Bank ("FMCB") in an all-cash transaction. At the closing of the transaction on December 13, 2024, FMCB merged with and into Bridgewater Bank, with Bridgewater Bank as the surviving entity. The acquisition of FMCB added two full-service branches in Minnetonka, Minnesota and added approximately $225.7 million of deposits and $117.1 million of loans as of December 31, 2024.

Principles of Consolidation

The consolidated financial statements include the amounts of the Company, the Bank, with locations in Bloomington, Greenwood, Minneapolis (2), Minnetonka (2), Orono, St. Louis Park, and St. Paul, Minnesota, BWB Holdings, LLC, Bridgewater Investment Management, Inc., and Bridgewater Risk Management, Inc., while active. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses (“ACL”).

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies are also recognized at fair value if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the Consolidated Statements of Income from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

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

The accrual of interest on all loans is discontinued if the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Loans – Acquired

Loans purchased in acquisition transactions are acquired loans, and are recorded at their estimated fair value on the acquisition date. Acquired loans that have evidence of more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At acquisition, an estimate of expected credit losses is made for PCD loans. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair value to establish the initial amortized cost basis of the PCD loans. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors, resulting in a discount or premium that is amortized to interest income. For acquired loans not deemed PCD loans at acquisition, the difference between the initial fair value mark and the unpaid principal balance are recognized in interest income over the estimated life of the loans. In addition, an initial allowance for expected credit losses is estimated and recorded as provision expense at the acquisition date. The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

Allowance for Credit Losses

Securities Available for Sale

For any securities classified as available for sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or if it is more likely than not it will be required to sell the security, before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is written down to fair value through income with the establishment of an allowance. For securities that do not meet the aforementioned criteria, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration. In making this assessment, management considers the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security, among other factors. If the assessment indicates that a credit loss exists, an allowance for credit losses is recorded for the amount by which the amortized cost basis of the security exceeds the present value of cash flows expected to be collected, limited by the amount by which the amortized cost exceeds fair value. Any credit loss not recognized in the allowance for credit losses is recognized in other comprehensive income.

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

Leases: The lease portfolio consists primarily of business purpose auto loans, managed through a select number of third parties. Leases are generally secured by an assignment of the lease. Repayment of leases is highly reliant on employment income. The primary risk characteristics associated with leases typically include major changes to the borrower’s financial or personal circumstances, including unemployment or other loss of income, significant unexpected expenses, such as major medical expenses, catastrophic events, divorce or death.

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

Management assesses the adequacy of the ACL on loans on a quarterly basis. Management estimates the ACL on loans using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company uses the weighted-average remaining maturity, or WARM, method as the basis for estimating expected credit losses. The WARM method uses a historical average annual charge-off rate. This average annual charge-off rate contains loss content over a historical lookback period and is used as a foundation for estimating the ACL on loans for the remaining outstanding balances of loans by segment at the balance sheet date. The average annual charge-off rate is applied to the contractual term to determine the unadjusted historical charge-off rate. The calculation of the unadjusted historical charge-off rate is then adjusted for current conditions and for reasonable and supportable forecast periods through qualitative factors prior to being applied to the current balance of the loan segments. Accrued interest receivable on loans available for sale is excluded from the estimate of credit losses.

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

The amount of the uncertain tax positions was not deemed to be material. It is not expected that the unrecognized tax benefit will be material within the next 12 months. The Company did not recognize any interest or penalties for the years ended December 31, 2024, 2023 and 2022.

The Company is no longer subject to federal or state tax examination by tax authorities for years ending before December 31, 2021.

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

Derivative Financial Instruments

The Company uses derivative financial instruments, which consist of interest rate swaps, interest rate caps and fair value hedge relationships, to assist in its interest rate risk management. All derivatives are measured and reported at fair value on the Company’s consolidated balance sheet as other assets or other liabilities. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings, specifically in noninterest income. The Company does not use derivative instruments for trading or speculative purposes.

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

Hedge accounting discontinues on transactions that are no longer deemed effective, or for which the derivative has been terminated or de-designated. When hedge accounting is discontinued on a cash flow or fair value hedge, the derivative is carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized in current period earnings.  When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, changes in value that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods which the hedged transactions will affect earnings.

Stock-based Compensation

The Company’s stock-based compensation plans provide for awards of stock options, restricted stock awards, restricted stock units, and other stock awards to the Company’s directors, officers, and employees. The cost of services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period as a component of compensation expense. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are recognized as they occur. The Company uses the Black-Scholes model to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards and restricted stock units.

Earnings per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings common per share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of stock compensation using the treasury stock method.

Segment Reporting

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker (“CODM’). Substantially all of the Company’s operations involve the delivery of loan and deposit products to clients. The Company’s CODM makes operating decisions and assesses performance based on an ongoing review of the banking activities, which constitute the Company’s only operating segment for financial reporting purposes. The Company’s single segment is managed on a consolidated basis by the CODM who is the Chief Executive Officer.

The accounting policies of this segment are the same as those described throughout these significant accounting policies. The CODM assesses performance of the segment and determines the allocation of resources based on consolidated net income, which is reported in the Consolidated Statements of Income. Consolidated net income is used in deciding where to deploy capital and to monitor budget vs. actual results. It is also used in benchmarking performance measures to Company peers for compensation related analysis. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets.

Reclassifications

Certain reclassifications have been made to the 2023 consolidated financial statements to conform to the 2024 classifications.

Impact of Recently Adopted Accounting Guidance

On January 1, 2024, the Company adopted Accounting Standards Update (“ASU’) 2023-01, Leases (Topic 842): Common Control Arrangements that clarifies the accounting for leasehold improvements associated with common control leases, by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The Company’s adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On December 31, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments to this ASU are intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Refer to “Segment Reporting” section of Note 1 for additional information regarding segments.

Impact of Recently Issued Accounting Standards

The following ASUs have been issued by FASB and may impact the Company’s consolidated financial statements in future reporting periods.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU was issued to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification (the “Codification”) with the SEC's regulations. The ASU will become effective on the earlier of the date on which the SEC removes its disclosure requirements for the related disclosure or June 30, 2027. Early adoption is not permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements: Amendments to Remove References to the Concepts Statements. The ASU amends the Codification to remove references to various concepts and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 became effective January 1, 2025 and is not expected to have a material impact on the Company’s consolidated statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Dissaggregation of Income Statement Expenses. The ASU requires disclosure, in the notes of the financial statements, of specific information about costs and expenses. The amendments require an entity to: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization (“DD&A”) recognized as part of oil-and gas-producing activities included in each relevant expense caption; (2) include certain amounts already required to be disclosed by GAAP in the same disclosure as the other disaggregated requirements; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expenses and an entity's definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

Subsequent Events

Subsequent events have been evaluated through March 6, 2025, which is the date the consolidated financial statements were available to be issued.

Note 2: Business Combination

On December 13, 2024, the Bank completed its acquisition of FMCB in an all-cash transaction with total consideration of $33.1 million. The primary reasons for the acquisition were for continued growth and to increase the Company's presence in the Twin Cities market. Immediately following the completion of the acquisition, FMCB was merged with and into the Bank, with the Bank as the surviving entity. Net interest income and net income for FMCB were $408,000 and $373,000, respectively, since the date of acquisition through December 31, 2024 and were included in the Company's Consolidated Statements of Income. Merger-related expenses of $712,000 are reflected in noninterest expense on the Consolidated Statements of Income for the year ended December 31, 2024. The pro forma information has not been included as it is impracticable due to the lack of available historical U.S. GAAP financial data and the proximity between closing on the transaction to the end of the year.

Goodwill of $9.4 million was recorded in the acquisition, which reflects expected synergies from combining the operations of the companies and is fully deductible for tax purposes over fifteen years.

The following table presents a summary of the fair values of assets acquired and liabilities assumed as of the acquisition date:

(dollars in thousands)	December 13, 2024
Assets
Cash and Cash Equivalents	$50,380
Bank-Owned Certificates of Deposits	4,375
Securities Available for Sale	89,345
Loans, Net of PCD Allowance	119,308
FHLB Stock	252
Premises and Equipment	3,674
Accrued Interest	847
Core Deposit Intangible	7,740
Bank-Owned Life Insurance	6,065
Other Assets	243
Total Assets Acquired	$282,229

Liabilities
Deposits	$257,569
Accrued Interest Payable	865
Other Liabilities	55
Total Liabilities Assumed	258,489
Net Assets Acquired	$23,740
Consideration Paid
Cash Paid	33,096
Total Consideration Paid	33,096
Goodwill	$9,356

The Company acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded allowance for loan and lease losses. Acquired loans are accounted for under ASC 326 - Measurement of Credit Losses on Financial Instruments.

The fair value of acquired loans recorded at the time of acquisition is based upon several factors, including the timing and payment of expected cash flows, as adjusted for estimated credit losses and prepayments, and then discounting these cash flows using comparable market rates. The resulting fair value adjustment is recorded in the form of a premium or discount to the unpaid principal balance of the respective loans. As it relates to PCD loans, the net premium or net discount is adjusted to reflect the Company’s allowance for credit losses recorded for PCD loans at the time of acquisition, and the remaining fair value adjustment is accreted or amortized into interest income over the remaining life of the respective loans. As it relates to non-PCD loans, the credit loss and yield components of their fair value adjustment are aggregated, and the resulting net premium or net discount is accreted or amortized into interest income over the remaining life of the respective loans.

The following table presents a summary of PCD loans at acquisition:

(dollars in thousands)	December 13, 2024
Purchase Price of PCD Loans at Acquisition	$2,987
Allowance for Credit Losses on PCD Loans at Acquisition	114
Non-credit Discount at Acquisition	75
Par Value of PCD Loans at Acquisition	$3,176

Note 3: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares adjusted for the dilutive effect of stock compensation. For the years ended December 31, 2024, 2023 and 2022, 786,830, 1,096,472, and 410,760, respectively, of stock options, restricted stock awards and restricted stock units were excluded from the calculation because they were deemed to be antidilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022
Net Income Available to Common Shareholders	$28,771	$35,906	$49,338
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,479,764	27,857,420	27,758,336
Dilutive Effect of Stock Compensation	463,578	458,167	909,841
Weighted Average Common Stock Outstanding (Dilutive)	27,943,342	28,315,587	28,668,177

Basic Earnings per Common Share	$1.05	$1.29	$1.78
Diluted Earnings per Common Share	1.03	1.27	1.72

Note 4: Bank-Owned Certificates of Deposit

Certificates of deposit in other financial institutions by maturity are as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Certificates of Deposit at Cost Maturing in:
One Year or Less	$1,225	$—
After One Year Through Five Years	3,152	—
	$4,377	$—

Note 5: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at December 31, 2024 and 2023:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$179,835	$3	$(12,090)	$167,748
Municipal Bonds	139,891	23	(17,649)	122,265
Mortgage-Backed Securities	259,833	882	(15,825)	244,890
Corporate Securities	139,161	1,041	(6,016)	134,186
U.S Government Agency Securities	22,053	85	(56)	22,082
Asset-Backed Securities	76,891	211	(26)	77,076
Total Securities Available for Sale	$817,664	$2,245	$(51,662)	$768,247

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$151,512	$47	$(19,035)	132,524
Mortgage-Backed Securities	249,455	2,261	(16,401)	235,315
Corporate Securities	142,098	386	(11,879)	130,605
SBA Securities	18,497	279	(102)	18,674
Asset-Backed Securities	87,054	357	(425)	86,986
Total Securities Available for Sale	$648,616	$3,330	$(47,842)	$604,104

Securities with a carrying value of $289.9 million and $170.7 million were pledged to secure public fund deposits and borrowing capacity at the Federal Reserve Discount Window as of December 31, 2024 and December 31, 2023, respectively.

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023:

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024
U.S. Treasury Securities	14	$157,091	$(12,090)	$—	$—	$157,091	$(12,090)
Municipal Bonds	236	21,329	(120)	95,774	(17,529)	117,103	(17,649)
Mortgage-Backed Securities	168	47,636	(391)	118,824	(15,434)	166,460	(15,825)
Corporate Securities	93	6,860	(75)	91,666	(5,941)	98,526	(6,016)
U.S Government Agency Securities	38	5,878	(5)	4,071	(51)	9,949	(56)
Asset-Backed Securities	7	5,735	(5)	10,161	(21)	15,896	(26)
Total Securities Available for Sale	556	$244,529	$(12,686)	$320,496	$(38,976)	$565,025	$(51,662)

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023
Municipal Bonds	212	$4,052	$(17)	$120,527	$(19,018)	124,579	(19,035)
Mortgage-Backed Securities	128	35,719	(310)	135,829	(16,091)	171,548	(16,401)
Corporate Securities	110	14,528	(756)	101,311	(11,123)	115,839	(11,879)
SBA Securities	47	1,731	(3)	7,072	(99)	8,803	(102)
Asset-Backed Securities	24	39,011	(234)	13,805	(191)	52,816	(425)
Total Securities Available for Sale	521	$95,041	$(1,320)	$378,544	$(46,522)	$473,585	$(47,842)

Beginning January 1, 2023, the Company evaluates all securities quarterly to determine if any securities in a loss position require an allowance for credit losses on securities in accordance with ASC 326 - Measurement of Credit Losses on Financial Instruments.

At December 31, 2024 and 2023, 556 and 521 debt securities had unrealized losses with aggregate depreciation of approximately 8.4% and 9.2%, respectively, from the Company’s amortized cost basis. These unrealized losses have not been recognized into income because management does not intend to sell these securities, and it is not more likely than not it will be required to sell the securities before recovery of its amortized cost basis. Furthermore, the unrealized losses are due to changes in interest rates and other market conditions and were not reflective of credit events. To make this determination, consideration is given to such factors as the credit rating of the issuer, level of credit enhancement, changes in credit ratings, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. As of December 31, 2024 and 2023, there was no allowance for credit losses carried on the Company’s securities portfolio.

Accrued interest receivable on securities, which is recorded within accrued interest on the balance sheet, totaled $6.2 million and $4.9 million at December 31, 2024 and 2023, respectively, and was excluded from the estimate of credit losses.

The Company has entered into a fair value hedging transaction to mitigate the impact of changing interest rates on the fair value of U.S. treasury securities. See Note 11 – Derivative Instruments and Hedging Activities for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of December 31, 2024. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, U.S. government agency securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
December 31, 2024
Due in One Year or Less	$41,153	$41,645
Due After One Year Through Five Years	83,174	81,633
Due After Five Years Through 10 Years	157,405	140,245
Due After 10 Years	177,155	160,676
Subtotal	458,887	424,199
Mortgage-Backed Securities	259,833	244,890
U.S Government Agency Securities	22,053	22,082
Asset-Backed Securities	76,891	77,076
Totals	$817,664	$768,247

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Proceeds From Sales of Securities	$101,612	$28,756	$64,439
Gross Gains on Sales	1,594	247	612
Gross Losses on Sales	(1,209)	(280)	(530)

Note 6: Loans

The following table presents the components of the loan portfolio at December 31, 2024 and 2023:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Commercial	$497,662	$464,061
Leases	44,291	—
Construction and Land Development	97,255	232,804
1-4 Family Construction	41,961	65,087
Real Estate Mortgage:
1-4 Family Mortgage	474,383	402,396
Multifamily	1,425,610	1,388,541
CRE Owner Occupied	191,248	175,783
CRE Nonowner Occupied	1,083,108	987,306
Total Real Estate Mortgage Loans	3,174,349	2,954,026
Consumer and Other	12,996	8,304
Total Loans, Gross	3,868,514	3,724,282
Allowance for Credit Losses	(52,277)	(50,494)
Net Deferred Loan Fees	(6,801)	(6,573)
Total Loans, Net	$3,809,436	$3,667,215

The following tables present the aging in past due loans and nonaccrual status, with and without an ACL, by loan segment as of December 31, 2024 and 2023:

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2024
Commercial	$497,432	$59	$—	$171	$—	$497,662
Leases	44,257	—	—	34	—	44,291
Construction and Land Development	97,197	—	—	—	58	97,255
1-4 Family Construction	41,961	—	—	—	—	41,961
Real Estate Mortgage:
1-4 Family Mortgage	474,185	178	—	—	20	474,383
Multifamily	1,425,610	—	—	—	—	1,425,610
CRE Owner Occupied	190,197	1,051	—	—	—	191,248
CRE Nonowner Occupied	1,083,108	—	—	—	—	1,083,108
Consumer and Other	12,975	3	—	18	—	12,996
Totals	$3,866,922	$1,291	$—	$223	$78	$3,868,514

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2023
Commercial	$463,966	$—	$—	$—	$95	$464,061
Construction and Land Development	232,724	—	—	—	80	232,804
1-4 Family Construction	64,838	—	—	—	249	65,087
Real Estate Mortgage:
1-4 Family Mortgage	402,396	—	—	—	—	402,396
Multifamily	1,373,431	15,110	—	—	—	1,388,541
CRE Owner Occupied	175,289	—	—	—	494	175,783
CRE Nonowner Occupied	987,306	—	—	—	—	987,306
Consumer and Other	8,303	—	—	—	1	8,304
Totals	$3,708,253	$15,110	$—	$—	$919	$3,724,282

The Company aggregates loans into credit quality indicators based on relevant information about the ability of borrowers to service their debt by using internal reviews in which management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which the borrowers operate, and the fair values of collateral securing the loans. The Company analyzes all loans individually to assign a risk rating, grouped into six major categories defined as follows:

Pass: A pass loan is a credit with no known or existing potential weaknesses deserving of management’s close attention.

Watch: Loans classified as watch have a credit where the borrower’s financial strength and performance has been declining and may pose an elevated level of risk. Watch loans have been identified as having minor deterioration in loan quality or other credit weaknesses/circumstances meriting closer attention of management.

Special Mention: Loans classified as special mention have a potential weakness that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan of the Company’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. This is a transitional rating and loans should not be classified special mention for more than one year.

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

Loss: Loans classified as loss are considered uncollectible and charged-off immediately.

The following tables present loan balances classified by credit quality indicators by year of origination as of December 31, 2024 and 2023:

	December 31, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$135,665	$45,089	$67,579	$23,353	$13,349	$19,794	$178,293	$483,122
Watch/Special Mention	—	—	76	96	29	—	1,716	1,917
Substandard	110	44	10,491	—	65	—	1,913	12,623
Total Commercial	135,775	45,133	78,146	23,449	13,443	19,794	181,922	497,662
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Leases
Pass	15,128	12,684	9,736	4,057	1,504	1,148	—	44,257
Substandard	—	—	34	—	—	—	—	34
Total Leases	15,128	12,684	9,770	4,057	1,504	1,148	—	44,291
Current Period Gross Write-offs	—	—	—	—	11	—	—	11

Construction and Land Development
Pass	74,967	6,027	6,791	585	—	—	8,827	97,197
Substandard	58	—	—	—	—	—	—	58
Total Construction and Land Development	75,025	6,027	6,791	585	—	—	8,827	97,255
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	29,378	488	1,164	363	—	—	10,568	41,961
Total 1-4 Family Construction	29,378	488	1,164	363	—	—	10,568	41,961
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	89,561	58,054	102,627	77,293	55,936	18,289	71,097	472,857
Watch/Special Mention	298	196	—	—	324	—	—	818
Substandard	20	45	—	—	—	643	—	708
Total 1-4 Family Mortgage	89,879	58,295	102,627	77,293	56,260	18,932	71,097	474,383
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	219,162	133,916	486,854	336,859	161,626	57,679	6,624	1,402,720
Watch/Special Mention	9,953	2,245	10,692	—	—	—	—	22,890
Total Multifamily	229,115	136,161	497,546	336,859	161,626	57,679	6,624	1,425,610
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	22,761	31,402	62,522	34,228	17,801	15,355	2,121	186,190
Watch/Special Mention	—	—	—	1,759	1,739	—	593	4,091
Substandard	—	967	—	—	—	—	—	967
Total CRE Owner Occupied	22,761	32,369	62,522	35,987	19,540	15,355	2,714	191,248
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	356,582	113,973	261,827	148,866	73,300	97,350	6,962	1,058,860
Watch/Special Mention	9,622	3,659	—	2,690	—	894	—	16,865
Substandard	7,261	122	—	—	—	—	—	7,383
Total CRE Nonowner Occupied	373,465	117,754	261,827	151,556	73,300	98,244	6,962	1,083,108
Current Period Gross Write-offs	1,236	—	—	—	—	—	—	1,236

Total Real Estate Mortgage Loans	715,220	344,579	924,522	601,695	310,726	190,210	87,397	3,174,349

Consumer and Other
Pass	921	3,061	498	157	1,301	5	7,035	12,978
Substandard	—	18	—	—	—	—	—	18
Total Consumer and Other	921	3,079	498	157	1,301	5	7,035	12,996
Current Period Gross Write-offs	17	—	—	—	—	—	2	19

Total Period Gross Write-offs	1,253	—	—	—	11	—	2	1,266
Total Loans	$971,447	$411,990	$1,020,891	$630,306	$326,974	$211,157	$295,749	$3,868,514

	December 31, 2023
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$93,299	$121,274	$37,056	$19,297	$18,594	$4,507	$149,836	$443,863
Watch/Special Mention	1,700	318	34	—	—	—	2,003	4,055
Substandard	3	11,299	—	—	—	50	4,791	16,143
Total Commercial	95,002	132,891	37,090	19,297	18,594	4,557	156,630	464,061
Current Period Gross Write-offs	72	96	12	—	—	—	—	180

Construction and Land Development
Pass	87,402	99,133	34,122	46	—	—	12,021	232,724
Substandard	—	80	—	—	—	—	—	80
Total Construction and Land Development	87,402	99,213	34,122	46	—	—	12,021	232,804
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	35,172	16,156	941	355	—	—	12,214	64,838
Substandard	249	—	—	—	—	—	—	249
Total 1-4 Family Construction	35,421	16,156	941	355	—	—	12,214	65,087
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	74,602	106,085	83,525	52,813	18,789	3,403	62,490	401,707
Substandard	—	—	—	—	—	659	30	689
Total 1-4 Family Mortgage	74,602	106,085	83,525	52,813	18,789	4,062	62,520	402,396
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	192,078	456,179	444,162	196,784	41,998	45,847	8,577	1,385,625
Watch/Special Mention	2,916	—	—	—	—	—	—	2,916
Total Multifamily	194,994	456,179	444,162	196,784	41,998	45,847	8,577	1,388,541
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	36,255	61,724	40,748	20,610	4,903	8,312	1,672	174,224
Substandard	194	—	494	—	—	871	—	1,559
Total CRE Owner Occupied	36,449	61,724	41,242	20,610	4,903	9,183	1,672	175,783
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	164,226	305,749	253,683	77,618	78,288	66,569	4,521	950,654
Watch/Special Mention	16,301	—	3,213	—	—	—	—	19,514
Substandard	15,183	1,955	—	—	—	—	—	17,138
Total CRE Nonowner Occupied	195,710	307,704	256,896	77,618	78,288	66,569	4,521	987,306
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	501,755	931,692	825,825	347,825	143,978	125,661	77,290	2,954,026

Consumer and Other
Pass	2,908	256	9	1,460	6	—	3,665	8,304
Total Consumer and Other	2,908	256	9	1,460	6	—	3,665	8,304
Current Period Gross Write-offs	42	—	—	—	—	—	2	44

Total Period Gross Write-offs	114	96	12	—	—	—	2	224
Total Loans	$722,488	$1,180,208	$897,987	$368,983	$162,578	$130,218	$261,820	$3,724,282

The Company recorded a $2.9 million and $2.1 million provision for credit losses on loans and leases for the year ended December 31, 2024 and 2023, respectively, compared to a $7.7 million provision for loan losses for the year ended December 31, 2022. The Company also recorded a $114,000 PCD allowance for loans acquired in the FMCB transaction. The Company utilized the incurred loss method for the year ended December 31, 2022 and adopted CECL on January 1, 2023. The following table presents the activity in the allowance for credit losses, by segment, for the year ended December 31, 2024 and 2023:

			Construction				CRE	CRE
			and Land	1--4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Leases	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Credit Losses for Loans and Leases:
Balance at January 1, 2023	$6,501	$—	$3,911	$845	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996
Impact of Adopting CECL	(1,158)	—	(1,070)	(235)	(1,778)	3,318	(943)	2,869	(90)	(263)	650
Provision for Credit Losses for Loans and Leases	225	—	(685)	(52)	99	1,440	162	780	81	—	2,050
Loans Charged-off	(180)	—	—	—	—	—	—	—	(44)	—	(224)
Recoveries of Loans	10	—	—	—	5	—	—	—	7	—	22
Balance at December 31, 2023	5,398	—	2,156	558	2,651	22,217	1,184	16,225	105	—	50,494
PCD Allowance	90	20	—	—	—	—	—	—	4	—	114
Provision for Credit Losses for Loans and Leases (1)	120	359	(1,290)	(227)	141	903	106	2,746	42	—	2,900
Loans Charged-off	—	(11)	—	—	—	—	—	(1,236)	(19)	—	(1,266)
Recoveries of Loans	22	—	—	—	3	—	—	—	10	—	35
Balance at December 31, 2024	$5,630	$368	$866	$331	$2,795	$23,120	$1,290	$17,735	$142	$—	$52,277

(1) Includes an initial provision for credit losses for non-PCD loans acquired in the FMCB transaction of $950,000 for the year ended December 31, 2024.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2022 utilizing the incurred loss method.

		Construction				CRE	CRE
		and Land	1--4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Unallocated	Total
Allowance for Loan Losses:
Balance at January 1, 2022	$6,269	$3,139	$618	$3,757	$12,610	$1,495	$11,335	$147	$650	$40,020
Provision for Loan Losses	235	772	227	280	4,849	470	1,241	13	(387)	7,700
Loans Charged-off	(13)	—	—	—	—	—	—	(24)	—	(37)
Recoveries of Loans	10	—	—	288	—	—	—	15	—	313
Balance at December 31, 2022	$6,501	$3,911	$845	$4,325	$17,459	$1,965	$12,576	$151	$263	$47,996

The following tables present the balance in the allowance for credit losses and the recorded investment in loans, by segment, based on impairment method as of December 31, 2024 and 2023:

			Construction				CRE	CRE
			and Land	1--4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Leases	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
ACL at December 31, 2024
Individually Evaluated for Impairment	$133	$6	$—	$—	$—	$—	$—	$—	$5	$144
Collectively Evaluated for Impairment	5,497	362	866	331	2,795	23,120	1,290	17,735	137	52,133
Totals	$5,630	$368	$866	$331	$2,795	$23,120	$1,290	$17,735	$142	$52,277

ACL at December 31, 2023
Individually Evaluated for Impairment	$8	$—	$—	$—	$—	$—	$—	$95	$—	$103
Collectively Evaluated for Impairment	5,390	—	2,156	558	2,651	22,217	1,184	16,130	105	50,391
Totals	$5,398	$—	$2,156	$558	$2,651	$22,217	$1,184	$16,225	$105	$50,494

			Construction				CRE	CRE
			and Land	1--4 Family	1--4 Family		Owner	Non-owner	Consumer
(dollars in thousands)	Commercial	Leases	Development	Construction	Mortgage	Multifamily	Occupied	Occupied	and Other	Total
Loans at December 31, 2024
Individually Evaluated for Impairment	$14,045	$34	$58	$—	$708	$—	$1,558	$8,278	$18	$24,699
Collectively Evaluated for Impairment	483,617	44,257	97,197	41,961	473,675	1,425,610	189,690	1,074,830	12,978	3,843,815
Totals	$497,662	$44,291	$97,255	$41,961	$474,383	$1,425,610	$191,248	$1,083,108	$12,996	$3,868,514

Loans at December 31, 2023
Individually Evaluated for Impairment	$16,143	$—	$80	$249	$689	$—	$1,559	$17,138	$—	$35,858
Collectively Evaluated for Impairment	447,918	—	232,724	64,838	401,707	1,388,541	174,224	970,168	8,304	3,688,424
Totals	$464,061	$—	$232,804	$65,087	$402,396	$1,388,541	$175,783	$987,306	$8,304	$3,724,282

The following tables present the amortized cost basis of collateral dependent loans by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2024 and 2023:

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
December 31, 2024
Commercial	$—	$3,688	$10,357	$14,045	$133
Leases	—	—	34	34	6
Construction and Land Development	58	—	—	58	—
Real Estate Mortgage:
1-4 Family Mortgage	708	—	—	708	—
CRE Owner Occupied	1,558	—	—	1,558	—
CRE Nonowner Occupied	8,278	—	—	8,278	—
Consumer and Other	—	—	18	18	5
Totals	$10,602	$3,688	$10,409	$24,699	$144

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
December 31, 2023
Commercial	$—	$5,782	$10,361	$16,143	$8
Construction and Land Development	80	—	—	80	—
1-4 Family Construction	249	—	—	249	—
Real Estate Mortgage:
1-4 Family Mortgage	689	—	—	689	—
CRE Owner Occupied	1,559	—	—	1,559	—
CRE Nonowner Occupied	17,138	—	—	17,138	95
Totals	$19,715	$5,782	$10,361	$35,858	$103

Accrued interest receivable on loans, which is recorded within accrued interest on the balance sheet, totaled $11.4 million and $11.8 million at December 31, 2024 and 2023, respectively, and was excluded from the estimate of credit losses. The Company did not have any modified loans at December 31, 2024 and one modified loan at December 31, 2023.

Note 7: Premises and Equipment

Premises and equipment are summarized as follows for the years ended December 31, 2024 and 2023:

	Range of	December 31,	December 31,
(dollars in thousands)	Useful Lives	2024	2023
Land	N/A	$8,145	$8,119
Building	15 - 39 Years	43,580	41,266
Leasehold Improvements	3 ‑ 10 Years	2,022	1,951
Furniture and Equipment	2 ‑ 5 Years	6,411	6,544
Construction in Progress	N/A	357	—
Subtotal		60,515	57,880
Accumulated Depreciation		(10,982)	(8,994)
Totals		$49,533	$48,886

Depreciation and amortization expense charged to noninterest expense for the years ended December 31, 2024, 2023 and 2022, totaled $2.4 million, $2.5 million and $2.6 million, respectively. Construction in progress represents amounts paid for the construction of the Bank’s new branch building in Lake Elmo, Minnesota. Construction is expected to be completed in 2025.

Note 8: Goodwill and Other Intangible Assets

Goodwill was $12.0 million at December 31, 2024 compared to $2.6 million at December 31, 2023. In 2024, the Company recorded goodwill of $9.4 million acquired in the FMCB transaction. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of core deposit relationships and favorable lease terms.

The following table presents a summary of other intangible assets at December 31, 2024 and 2023:

	December 31,
(dollars in thousands)	2024	2023
Core Deposit Intangible	$8,833	$1,093
Favorable Lease	445	445
Subtotal	9,278	1,538
Accumulated Amortization	(1,428)	(1,350)
Totals	$7,850	$188

Amortization expense of other intangible assets was $78,000 for the year ended December 31, 2024, $100,000 for the year ended December 31, 2023, and $191,000 for the year ended December 31, 2022. In 2024, the Company recorded a $7.7 million core deposit intangible asset acquired in the FMCB transaction. The core deposit intangible asset is amortized over its estimated useful life of ten years.

The following table presents the estimated future amortization of the core deposit intangible and favorable lease asset for the next five years and thereafter. The projections of amortization expense are based on existing asset balances as of December 31, 2024.

	Core Deposit	Favorable
(dollars in thousands)	Intangible	Lease
2025	$886	$34
2026	871	34
2027	852	34
2028	830	34
2029	803	18
Thereafter	3,454	—
Totals	$7,696	$154

Note 9: Leases

The Company’s operating leases are real estate leases which are comprised of bank branches and office space with terms extending through 2029. Operating lease agreements are required to be recognized on the consolidated balance sheets as an ROU asset and a corresponding lease liability. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.

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

The following table presents the components of lease expense and cash flow information related to operating leases as of the periods indicated:

	December 31,
(dollars in thousands)	2024	2023	2022
Operating Lease Cost	$593	$557	$538
Variable Lease Cost	265	262	253
Total Lease Cost	$858	$819	$791

The following table presents other information on the Company’s operating leases for the years ended December 31, 2024 and 2023:

	December 31,
(dollars in thousands)	2024	2023
Operating Lease Right-of-Use Assets	$1,540	$1,938
Operating Lease Liabilities	1,580	1,972
Weighted Average Remaining Lease Term (in Years)	3.34	4.95
Weighted Average Discount Rate	1.91%	1.68%

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$587	$543

The following table presents the future expected operating lease payments under the Company's operating lease agreements as of December 31, 2024:

December 31,
(dollars in thousands)	2024
2025	$599
2026	443
2027	281
2028	254
2029	53
Thereafter	—
Total Undiscounted Lease Payments	1,630
Discount for Present Value of Expected Cash Flows	(50)
Total Lease Liability	$1,580

The Greenwood location is leased pursuant to the terms of a non‑cancelable lease agreement with Bridgewater Properties Greenwood, LLC, a related party through common ownership, in effect at December 31, 2024. The lease contains one remaining option to extend the lease for a period of five years. Future minimum rent commitments under the operating lease are listed below at December 31, 2024.

(dollars in thousands)	2024
2025	$181
2026	108
Total	$289

The Company receives rents from the lease of office and retail space in its corporate headquarters building and its two office buildings in Minnetonka. Rental income is included in noninterest expense as an offset to rental expense. Future minimum rental income under these leases are listed below at December 31, 2024.

(dollars in thousands)	2024
2025	$811
2026	545
2027	484
2028	422
2029	291
Thereafter	264
Total	$2,817

Rental income, which is included in occupancy and equipment expense, including common area maintenance pertaining to banking premises for the years ended December 31, 2024, 2023 and 2022, totaled $919,000, $894,000 and $907,000, respectively.

Note 10: Deposits

The following table presents the composition of deposits at December 31, 2024 and 2023:

	December 31,
(dollars in thousands)	2024	2023
Transaction Deposits	$1,663,005	$1,449,765
Savings and Money Market Deposits	1,259,503	935,091
Time Deposits	338,506	300,651
Brokered Deposits	825,753	1,024,441
Totals	$4,086,767	$3,709,948

Brokered deposits contained brokered transaction and money market accounts of $127.4 million and $174.0 million as of December 31, 2024 and 2023, respectively.

The following table presents the scheduled maturities of brokered and customer time deposits at December 31, 2024:

December 31,
(dollars in thousands)	2024
Less than 1 Year	$469,126
1 to 2 Years	361,443
2 to 3 Years	89,107
3 to 4 Years	79,375
4 to 5 Years	37,761
Greater than 5 Years	—
Totals	$1,036,812

The aggregate amount of time deposits greater than $250,000 was $155.0 million and $138.4 million at December 31, 2024 and 2023, respectively.

Note 11: Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, which consist of interest rate swaps and interest rate caps, to assist in its interest rate risk management. The notional amount does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements. Derivative financial instruments are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and classification as either a cash flow hedge or fair value hedge for those derivatives which are designed as part of the hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$115,577	$8,210	$63,814	$6,981
Liabilities	115,577	(8,210)	63,814	(6,981)
Total	$231,154	$—	$127,628	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $5.6 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of December 31, 2024 and 2023:

(dollars in thousands)	December 31, 2024	December 31, 2023
Notional Amount	$178,000	$183,000
Weighted Average Pay Rate	2.20%	2.00%
Weighted Average Receive Rate	4.80%	5.48%
Weighted Average Maturity (Years)	4.02	4.04
Net Unrealized Gain	$5,139	$5,271

The Company purchases interest rate caps, designated as cash flow hedges, of certain funding liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the years ended December 31, 2024, 2023, and 2022, the Company recognized amortization expense on the interest rate caps of $800,000, $791,000, and $772,000, respectively, which was recorded as a component of interest expense on brokered deposits and FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of December 31, 2024 and 2023:

(dollars in thousands)	December 31, 2024	December 31, 2023
Notional Amount	$125,000	$125,000
Unamortized Premium Paid	4,281	5,081
Weighted Average Strike Rate	0.96%	0.96%
Weighted Average Maturity (Years)	5.34	6.34

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022:

		Year Ended December 31,
(dollars in thousands)		2024	2023	2022
Derivatives in	Location of Gain (Loss)	Gain (Loss)
Cash Flow Hedging	Reclassified	Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings
Interest rate swaps	Interest expense	$5,721	$5,783	$679
Interest rate caps	Interest expense	3,524	319	(671)

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the years ended December 31, 2024, 2023 and 2022, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

Fair Value Hedging Derivative

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate available for sale securities. The hedging strategy converts the fixed interest rates to variable interest rates based on Secured Overnight Financing Rate (“SOFR”).

The following table presents a summary of the Company’s interest rate swaps designated as fair value hedges as of December 31, 2024:

(dollars in thousands)	December 31, 2024
Notional Amount	$145,850
Weighted Average Pay Rate	3.52%
Weighted Average Receive Rate	4.82
Weighted Average Maturity (Years)	19.47

The Company had no interest rate swaps designed as fair value hedges as of December 31, 2023.

The effects of the Company’s fair value hedge relationships on the income statement during the year ending December 31, 2024 was as follows:

		Amount of Gain (Loss)
(dollars in thousands)		Recognized in Income
Securities	Location of Gain (Loss)	December 31, 2024
Interest Rate Swaps	Interest Income	$(10,487)
Securities Available for Sale	Interest Income	10,487

The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2024:

			Cumulative Amount of Fair Value Hedging Adjustment
			Included in the Carrying Amount of the Hedged
(dollars in thousands)	Carrying Amount of The Hedged Assets/Liabilities		Assets/Liabilities
Line Item on the Balance Sheet	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Securities Available for Sale	$156,337	$—	$10,487	$—

The following table presents a summary of the Company’s interest rate contracts as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements - Borrowings:
Assets	$178,000	$5,139	$135,000	$6,891
Liabilities	—	—	48,000	(1,620)
Interest Rate Swap Agreements - Securities:
Assets	145,850	10,487	—	—
Interest Rate Cap Agreements:
Assets	125,000	19,319	125,000	18,717

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of both December 31, 2024 and 2023, the Company pledged no cash collateral for the Company’s derivative contracts. As of December 31, 2024 and 2023, the Company's derivative counterparties pledged cash collateral to the Company of $44.2 million and $31.8 million, respectively.

The following table summarizes gross and net information about derivative instruments that are eligible for offset on the balance sheet at December 31, 2024 and 2023:

				Gross Amounts Not Offset in the Balance Sheet
			Net Amounts of
	Gross Amounts	Gross Amounts	Assets (Liabilities)
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral	Net Assets
(dollars in thousands)	Assets (Liabilities)	Balance Sheet	Balance Sheet	Instruments	Received (Paid)	(Liabilities)
December 31, 2024
Assets	$43,155	$—	$43,155	$—	$44,233	$(1,078)
Liabilities	(8,210)	—	(8,210)	—	—	(8,210)

December 31, 2023
Assets	$32,589	$—	$32,589	$—	$31,783	$806
Liabilities	(8,601)	—	(8,601)	—	—	(8,601)

Note 12: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank’s with principal balances of $1.54 billion and $1.45 billion at December 31, 2024 and 2023, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $483.2 million and $498.7 million at December 31, 2024 and 2023, respectively.

The following table presents FHLB advances, by maturity, at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	4.62%	$288,000	5.31%	$233,000
1 to 2 Years	3.45	21,500	4.31	25,000
2 to 3 Years	4.13	27,500	3.45	21,500
3 to 4 Years	4.01	22,500	3.94	17,500
4 to 5 Years	—	—	4.01	22,500
Totals		$359,500		$319,500

Federal Reserve Discount Window. At December 31, 2024 and 2023, the Company had the ability to draw additional borrowings of $925.8 million and $979.4 million, respectively, from the Federal Reserve Bank of Minneapolis. The ability to draw borrowings was based on loan collateral pledged with principal balances of $815.5 million and investment securities collateral pledged with fair value of $289.9 million as of December 31, 2024, subject to the approval from the Board of Governors of the Federal Reserve System. As of December 31, 2023, the ability to draw borrowings was based on loan collateral pledged with principal balances of $1.08 billion and investment securities pledged with fair value of $170.7 million. There were no Federal Reserve borrowings outstanding as of December 31, 2024 and 2023.

Federal Funds Purchased. Federal funds purchased mature one business day from the transaction date. There were $-0- federal funds purchased outstanding as of each of December 31, 2024 and 2023.

Line of Credit. The Company has an outstanding Loan and Security Agreement and related revolving note with an unaffiliated financial institution that is secured by 100% of the issued and outstanding stock of the Bank. The maximum principal amount of the Company’s revolving line of credit is $40.0 million. As of December 31, 2024, the Company had two outstanding letters of credit totaling $6.4 million under this facility. There were no outstanding letters of credit as of December 31, 2023. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. As of December 31, 2024, the Company believes it was in compliance with all such covenants and capital ratio requirements.

The following table presents the revolving line of credit at December 31, 2024 and 2023:

		Total Debt	Total Debt
		Outstanding	Outstanding	Interest
Name	Maturity Date	December 31, 2024	December 31, 2023	Rate	Coupon Structure
Revolving Credit Facility (1)	September 1, 2026	$13,750	$13,750	7.50%	Variable with Floor (2)
(1)	On September 1, 2024, the Company entered into a third amendment to the loan agreement which extended the maturity date from September 1, 2024 to September 1, 2026.
(2)	The variable interest rate is equal to the greater of the Wall Street Journal Prime Rate in effect or a floor rate of 4.50%.

Note 13: Subordinated Debentures

The following presents a summary of the Company’s subordinated debentures as of December 31, 2024 and 2023:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	December 31, 2024	December 31, 2023	Rate	Coupon Structure
(dollars in thousands)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	$50,000	$50,000	5.25%	Fixed-to-Floating (1)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	30,000	3.25%	Fixed-to-Floating (2)
Subordinated Debentures				80,000	80,000
Debt Issuance Costs				(330)	(712)
Subordinated Debentures, Net of Issuance Costs				$79,670	$79,288
(1)	Migrates to three month term SOFR + 5.13% beginning July 1, 2025 until either the early redemption date or the maturity date.
(2)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the early redemption date or the maturity date.

Note 14: Related-Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers, directors, principal shareholders, and their affiliates (together, “related parties”). The following table presents the activity associated with loans made between related parties for the years ended December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Beginning Balance	$31,840	$27,676
New Loans and Advances	6,598	8,587
Repayments	(29,119)	(4,423)
Totals	$9,319	$31,840

Deposits from related parties held by the Company at December 31, 2024 and 2023 were $18.4 million and $17.9 million, respectively.

The Company has a lease agreement with a related party which is disclosed in “Note 9 – Leases”.

Note 15: Income Taxes

The following table presents the allocation of federal and state income taxes between current and deferred portions as of December 31, 2024, 2023 and 2022:

(dollars in thousands)	2024	2023	2022
Current Tax Provision	$9,887	$11,886	$19,719
Deferred Tax Expense (Benefit)	24	676	(1,401)
Total Income Tax Provision	$9,911	$12,562	$18,318

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows as of December 31, 2024, 2023 and 2022:

	2024		2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Amount of Statutory Rate	$8,974	21.0%	$11,030	21.0%	$15,059	21.0%
State Income Taxes (Net of Federal Income Tax Benefit)	2,920	6.8	3,511	6.6	5,349	7.5
Interest on Investment Securities and Loans Exempt From Federal Income Tax	(984)	(2.3)	(1,175)	(2.3)	(899)	(1.3)
Tax Credits	(360)	(0.8)	(91)	0.0	(835)	(1.2)
Other Differences	(639)	(1.5)	(713)	(1.4)	(356)	(0.5)
Totals	$9,911	23.2%	$12,562	23.9%	$18,318	25.5%

The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of historic tax credits, low-income housing tax credits, the level of tax-exempt investments and loans, and the overall level of pre-tax income.

The following table presents the components of the net deferred tax asset included in other assets, as of December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Depreciation	$(834)	$(279)
Allowance for Credit Losses	14,559	14,261
Unrealized Loss on Securities Available for Sale	11,189	12,793
Unrealized Gain on Cash Flow Hedges	(5,799)	(5,434)
Prepaid Expenses	(200)	(221)
Deferred Loan Fees	1,912	1,856
Reserve for Off-Balance Sheet Credit Exposures	1,015	843
Other	92	108
Totals	$21,934	$23,927

Note 16: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing projects and other tax credit investments at December 31, 2024 and 2023:

(dollars in thousands)		December 31, 2024		December 31, 2023
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$14,922	$340	$16,897	$7,579
Federal Historic Tax Credit (FHTC)	Proportional Amortization	2,872	2,541	3,403	2,353
Total		$17,794	$2,881	$20,300	$9,932
(1)	All commitments are expected to be paid by the Company by December 31, 2025.

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments during 2024, 2023 and 2022:

	Year Ended
	December 31,
(dollars in thousands)	2024	2023	2022
Amortization Expense (1)
LIHTC	$1,991	$1,810	$271
FHTC	719	668	408
Total	$2,710	$2,478	$679
Tax Benefit Recognized (2)
LIHTC	$(2,347)	$(1,693)	$(330)
FHTC	(885)	(912)	(607)
Total	$(3,232)	$(2,605)	$(937)
(1)	The amortization expense for the LIHTC investments are included in income tax expense. Prior to 2023, the amortization for the FHTC tax credits are included in noninterest expense. Beginning January 1, 2023, with the adoption of ASU 2023-02, the amortization expense for the FHTC investments are included in income tax expense.
(2)	All of the tax benefits recognized are included in income tax expense. Prior to 2023, the tax benefit recognized for the FHTC investments primarily reflected the tax credits generated from the investments, and excluded the net tax expense/benefit of the investments’ income/loss.

Note 17: Commitments, Contingencies and Credit Risk

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

The following commitments were outstanding at December 31, 2024 and 2023:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Unfunded Commitments Under Lines of Credit	$679,064	$546,632
Letters of Credit	124,397	103,289
Totals	$803,461	$649,921

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

The Company had outstanding letters of credit with the FHLB in total amounts of $103.2 million and $114.4 million at December 31, 2024 and 2023, respectively, on behalf of customers and to secure public deposits.

The ACL for off-balance sheet credit exposures was $3.6 million and $3.0 million at December 31, 2024 and December 31, 2023, respectively, and is separately classified on the balance sheet within other liabilities.

The following table presents the balance and activity in the ACL for off-balance sheet credit exposures for the year ended December 31, 2024 and 2023:

(dollars in thousands)	December 31, 2024	December 31, 2023
Allowance for Credit Losses:
Beginning Balance	$2,985	$360
Impact of Adopting CECL	—	4,850
Provision for (Recovery of) Off-Balance Sheet Credit Exposures	625	(2,225)
Total Ending Balance	$3,610	$2,985

Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management, any liability resulting from such proceedings would not have a material impact on the consolidated financial statements.

Note 18: Stock Options and Restricted Stock

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of December 31, 2024 and 2023, there were 30,000 and 5,000 shares, respectively, of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with vesting periods of four years. As of December 31, 2024, and 2023, there were 87 and -0- shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

In 2023, the Company adopted the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (the “2023 EIP”). Under the 2023 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of December 31, 2024, and 2023, there were 972,460 and 1,107,752 shares, respectively, of the Company’s common stock reserved for future grants under the 2023 EIP.

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

The Company used the S&P 600 CM Bank Index as its historical volatility index. The S&P 600 CM Bank Index is an index of publicly traded small capitalization, regional, commercial banks located throughout the United States. There were 59 banks in the index ranging in market capitalization from $600.0 million up to $5.0 billion.

The weighted average assumptions used in the model for valuing stock option grants in 2024 is as follows:

	December 31,
	2024
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	30.32%
Risk-Free Interest Rate	3.89%

The following table presents a summary of the status of the Company’s outstanding stock options for the years ended December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at Beginning of Year	2,014,994	$10.57	1,913,444	$9.35
Granted	10,000	13.17	421,500	10.84
Exercised	(99,385)	7.68	(305,950)	3.15
Forfeitures	(65,000)	11.81	(14,000)	14.63
Outstanding at Period End	1,860,609	$10.69	2,014,994	$10.57

Options Exercisable at Period End	1,423,108	$9.95	1,348,744	$9.36

For the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation expense for stock options of $917,000, $851,000 and $1.1 million, respectively.

The following table presents information pertaining to options outstanding at December 31, 2024:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$7.00 - 7.99	827,120	7.47	2.7	827,120	7.47
8.00 - 8.99	7,461	8.76	5.2	7,461	8.76
10.00 - 10.99	221,500	10.62	8.4	57,249	10.55
11.00 - 11.99	240,500	11.16	7.3	122,375	11.22
12.00 - 12.99	263,528	12.90	4.6	263,528	12.90
13.00 - 13.99	10,000	13.17	9.6	—	—
17.00 - 17.99	290,500	17.50	7.1	145,375	17.50
Totals	1,860,609	$10.69	5.0	1,423,108	$9.95

As of December 31, 2024, there was $1.8 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.2 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the year ended December 31, 2024:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2023	666,250	$5.09
Granted	10,000	5.35
Vested	(198,749)	4.97
Forfeited	(40,000)	4.88
Nonvested Options at December 31, 2024	437,501	$5.18

Restricted Stock Awards

In 2019 and 2020, the Company granted restricted stock awards out of the 2019 EIP. These awards vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock awards are classified as outstanding shares with voting and forfeitable dividend rights.

The following table presents an analysis of nonvested restricted stock awards outstanding for the years ended December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested at December 31, 2023	3,411	$10.53	38,762	$12.50
Granted	—	—	—	—
Vested	(3,411)	10.53	(35,101)	12.69
Forfeited	—	—	(250)	12.92
Nonvested at December 31, 2024	—	$—	3,411	$10.53

Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation expense for restricted stock awards of $13,000, $417,000 and $448,000, respectively.

As of December 31, 2024, all compensation cost related to nonvested restricted stock awards granted under the 2019 EIP had been recognized.

In addition, during the year ended December 31, 2024, the Company issued 38,724 shares of common stock to directors as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to directors of $489,000 was included in stock-based compensation expense in the accompanying consolidated statements of shareholders’ equity.

Restricted Stock Units

The Company has granted restricted stock units out of the 2019 EIP and 2023 EIP. Restricted stock units represent the right to receive one share of Company stock upon vesting and vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock units have no voting or dividend rights and are not considered outstanding until vested and settled.

The following table presents an analysis of nonvested restricted stock units outstanding for the years ended December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested at December 31, 2023	441,015	$14.71	351,310	$16.30
Granted	178,010	14.06	221,561	12.77
Vested	(160,630)	14.67	(121,603)	15.53
Forfeited	(42,637)	14.59	(10,253)	17.79
Nonvested at December 31, 2024	415,758	$14.46	441,015	$14.71

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation expense for restricted stock units of $2.5 million, $2.2 million and $1.5 million, respectively.

As of December 31, 2024, there was $5.4 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP or 2023 EIP that is expected to be recognized over a weighted-average period of 2.8 years.

Note 19: Profit Sharing Plan

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

The employer match contributions for the 401(k) plan were $1.1 million, $1.0 million, and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total employer discretionary profit sharing contributions to the plan were $840,000, $824,000, and $793,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 20: Deferred Compensation Plan

In 2013, the Company implemented a deferred compensation plan for certain employees which allows the Company to make a discretionary contribution to the account of any employee designated as a participant in the plan based upon the participant’s performance for the calendar year. Company contributions to the plan vest on the fourth anniversary of the last day of the calendar year for which the contribution was made to the plan and accrue interest at a rate equal to the Bank’s return on average equity for the immediately preceding calendar year, or an alternative rate set by the Company’s board of directors. Distribution of amounts contributed under the plan, including accrued interest, is made in a lump sum cash payment within 75 days following the date such amounts become vested. As of each of December 31, 2024 and 2023, the Company had a liability of $-0- recorded on the consolidated balance sheets. There were no new contributions made to the plan during the years ended December 31, 2024 and 2023.

Note 21: Preferred Stock

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

Note 22: Regulatory Capital

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of December 31, 2024 and 2023:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company (Consolidated):
Total Risk-based Capital	$585,966	13.76%	$340,581	8.00%	$447,013	10.50%	N/A	N/A
Tier 1 Risk-based Capital	453,049	10.64	255,436	6.00	361,867	8.50	N/A	N/A
Common Equity Tier 1 Capital	386,535	9.08	191,577	4.50	298,008	7.00	N/A	N/A
Tier 1 Leverage Ratio	453,049	9.44	191,878	4.00	191,878	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$573,158	13.49%	$340,003	8.00%	$446,254	10.50%	$425,004	10.00%
Tier 1 Risk-based Capital	520,000	12.24	255,002	6.00	361,253	8.50	340,003	8.00
Common Equity Tier 1 Capital	520,000	12.24	191,252	4.50	297,503	7.00	276,253	6.50
Tier 1 Leverage Ratio	520,000	10.86	191,593	4.00	191,593	4.00	239,491	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Company (Consolidated):
Total Risk-based Capital	$570,770	13.97%	$326,872	8.00%	$429,019	10.50%	N/A	N/A
Tier 1 Risk-based Capital	440,947	10.79	245,154	6.00	347,301	8.50	N/A	N/A
Common Equity Tier 1 Capital	374,433	9.16	183,865	4.50	286,013	7.00	N/A	N/A
Tier 1 Leverage Ratio	440,947	9.57	184,383	4.00	184,383	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$554,269	13.58%	$326,528	8.00%	$428,568	10.50%	$408,160	10.00%
Tier 1 Risk-based Capital	503,787	12.34	244,896	6.00	346,936	8.50	326,528	8.00
Common Equity Tier 1 Capital	503,787	12.34	183,672	4.50	285,712	7.00	265,304	6.50
Tier 1 Leverage Ratio	503,787	10.95	184,037	4.00	184,037	4.00	230,047	5.00

The Company and the Bank must maintain a capital conservation buffer as defined by regulatory guidelines, in order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers.

As of December 31, 2024 and 2023, the capital ratios of the Company and the Bank were in excess of the quantitative capital ratio standards applicable on those dates.

Note 23: Fair Value Measurement

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. There have been no changes in the methodologies used at December 31, 2024. The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$167,748	$—	$—	$167,748
Municipal Bonds	—	122,265	—	122,265
Mortgage-Backed Securities	—	244,890	—	244,890
Corporate Securities	—	134,186	—	134,186
U.S. Government Agency Securities	—	22,082	—	22,082
Asset-Backed Securities	—	77,076	—	77,076
Fair Value Swaps	—	10,487	—	10,487
Interest Rate Caps	—	19,319	—	19,319
Interest Rate Swaps	—	13,349	—	13,349
Total Fair Value of Financial Assets	$167,748	$643,654	$—	$811,402
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$8,210	$—	$8,210
Total Fair Value of Financial Liabilities	$—	$8,210	$—	$8,210

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	$—	$132,524	$—	$132,524
Mortgage-Backed Securities	—	235,315	—	235,315
Corporate Securities	—	130,605	—	130,605
SBA Securities	—	18,674	—	18,674
Asset-Backed Securities	—	86,986	—	86,986
Interest Rate Caps	—	18,717	—	18,717
Interest Rate Swaps	—	13,872	—	13,872
Total Fair Value of Financial Assets	$—	$636,693	$—	$636,693
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$8,601	$—	$8,601
Total Fair Value of Financial Liabilities	$—	$8,601	$—	$8,601

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

Fair Value Swaps

Fair value swaps are traded in over-the-counter markets where quoted market prices are not readily available. For those fair value swaps, fair value is determined using internally developed models of a third party that uses primarily market observable inputs, such as yield curves and option volatilities, and accordingly are valued using Level 2 inputs.

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

The following tables present nonrecurring fair value measurements of certain assets for the periods ended December 31, 2024, 2023 and 2022:

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$91	$44
Totals	$—	$—	$91	$44

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$9,602	$199
Totals	$—	$—	$9,602	$199

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Impaired Loans	$—	$96	$—	$71
Totals	$—	$96	$—	$71

Individually Evaluated Loans (Impaired Loans prior to January 1, 2023)

The Company records certain loans at fair value on a non-recurring basis. Individually evaluated loans for which an allowance is established, or a write-down has occurred during the period, based on the fair value of collateral require classification in the fair value hierarchy. The fair value of the loan’s collateral is determined by appraisals, independent valuation and other techniques. When the fair value of the loan’s collateral is based on an observable market price the Company classifies the fair value of the individually evaluated loans within Level 2 of the valuation hierarchy. For loans in which the valuation has unobservable inputs, the Company classifies these within the Level 3 of the valuation hierarchy. As of December 31, 2024, collateral values were estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs, including internally determined values based on cost adjusted for depreciation and customized discounting criteria on appraisals which ranged from 7-10%. Due to the significance of unobservable inputs, fair values of individually evaluated loans have been classified as Level 3.

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

The following tables present the carrying amounts and estimated fair values of financial instruments at December 31, 2024 and 2023:

	December 31, 2024
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$229,760	$229,760	$—	$—	$229,760
Bank-Owned Certificates of Deposit	4,377	—	4,370	—	4,370
Securities Available for Sale	768,247	167,748	600,499	—	768,247
FHLB Stock, at Cost	19,297	—	19,297	—	19,297
Loans, Net	3,809,436	—	3,709,775	91	3,709,866
Accrued Interest Receivable	17,711	—	17,711	—	17,711
Fair Value Swaps	10,487	—	10,487	—	10,487
Interest Rate Caps	19,319	—	19,319	—	19,319
Interest Rate Swaps	13,349	—	13,349	—	13,349

Financial Liabilities:
Deposits	$4,086,767	$—	$4,131,298	$—	$4,131,298
Notes Payable	13,750	—	13,775	—	13,775
FHLB Advances	359,500	—	358,759	—	358,759
Subordinated Debentures	79,670	—	76,056	—	76,056
Accrued Interest Payable	4,008	—	4,008	—	4,008
Interest Rate Swaps	8,210	—	8,210	—	8,210

	December 31, 2023
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$128,562	$128,562	$—	$—	$128,562
Securities Available for Sale	604,104	—	604,104	—	604,104
FHLB Stock, at Cost	17,097	—	17,097	—	17,097
Loans, Net	3,667,215	—	3,579,583	9,602	3,589,185
Accrued Interest Receivable	16,697	—	16,697	—	16,697
Interest Rate Caps	18,717	—	18,717	—	18,717
Interest Rate Swaps	13,872	—	13,872	—	13,872

Financial Liabilities:
Deposits	$3,709,948	$—	$3,709,086	$—	$3,709,086
Notes Payable	13,750	—	13,805	—	13,805
FHLB Advances	319,500	—	319,305	—	319,305
Subordinated Debentures	79,288	—	77,557	—	77,557
Accrued Interest Payable	5,282	—	5,282	—	5,282
Interest Rate Swaps	8,601	—	8,601	—	8,601

The following methods and assumptions were used by the Company to estimate fair value of consolidated financial statements not previously discussed:

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at December 31, 2024 and 2023.

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

Note 24: Revenue Recognition

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

Note 25: Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2024
Net Unrealized Gain on Available for Sale Securities	$5,967	$(1,716)	$4,251
Less: Reclassification Adjustment for Net Gains Included in Net Income	(385)	111	(274)
Total Unrealized Gain	5,582	(1,605)	3,977

Net Unrealized Gain on Cash Flow Hedge	10,515	(3,022)	7,493
Less: Reclassification Adjustment for Gains Included in Net Income	(9,245)	2,657	(6,588)
Total Unrealized Gain	1,270	(365)	905

Other Comprehensive Gain	$6,852	$(1,970)	$4,882

Year Ended December 31, 2023
Net Unrealized Gain on Available for Sale Securities	$3,339	$(959)	$2,380
Less: Reclassification Adjustment for Net Losses Included in Net Income	33	(9)	24
Total Unrealized Gain	3,372	(968)	2,404

Net Unrealized Gain on Cash Flow Hedge	2,299	(660)	1,639
Less: Reclassification Adjustment for Gains Included in Net Income	(6,102)	1,755	(4,347)
Total Unrealized Loss	(3,803)	1,095	(2,708)

Other Comprehensive Loss	$(431)	$127	$(304)

Year Ended December 31, 2022
Net Unrealized Loss on Available for Sale Securities	$(56,914)	$15,649	$(41,265)
Less: Reclassification Adjustment for Net Gains Included in Net Income	(82)	23	(59)
Total Unrealized Loss	(56,996)	15,672	(41,324)

Net Unrealized Gain on Cash Flow Hedge	20,430	(6,048)	14,382
Less: Reclassification Adjustment for Gains Included in Net Income	(8)	2	(6)
Total Unrealized Gain	20,422	(6,046)	14,376

Other Comprehensive Loss	$(36,574)	$9,626	$(26,948)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2024, 2023 and 2022:

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Year Ended December 31, 2024
Balance at Beginning of Year	$(31,720)	$13,474	$(18,246)
Other Comprehensive Income Before Reclassifications	4,251	7,493	11,744
Amounts Reclassified from Accumulated Other Comprehensive Income	(274)	(6,588)	(6,862)
Net Other Comprehensive Income During Period	3,977	905	4,882
Balance at End of Year	$(27,743)	$14,379	$(13,364)

Year Ended December 31, 2023
Balance at Beginning of Year	$(34,124)	$16,182	$(17,942)
Other Comprehensive Income Before Reclassifications	2,380	1,639	4,019
Amounts Reclassified from Accumulated Other Comprehensive Income	24	(4,347)	(4,323)
Net Other Comprehensive Income (Loss) During Period	2,404	(2,708)	(304)
Balance at End of Year	$(31,720)	$13,474	$(18,246)

Year Ended December 31, 2022
Balance at Beginning of Year	$7,200	$1,806	$9,006
Other Comprehensive Income (Loss) Before Reclassifications	(41,265)	14,382	(26,883)
Amounts Reclassified from Accumulated Other Comprehensive Income	(59)	(6)	(65)
Net Other Comprehensive Income (Loss) During Period	(41,324)	14,376	(26,948)
Balance at End of Year	$(34,124)	$16,182	$(17,942)

Note 26: Parent Company Financial Information

The following information presents the condensed balance sheets of the Company as of December 31, 2024 and 2023, and the condensed statements of income and cash flows of the Company for the years ended December 31, 2024, 2023 and 2022:

Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2024	2023
ASSETS
Cash and Cash Equivalents	$20,008	$27,733
Investment in Subsidiaries	524,886	488,355
Premises and Equipment, Net	785	3,760
Other Assets	8,882	2,772
Total Assets	$554,561	$522,620
LIABILITIES AND EQUITY
LIABILITIES
Notes Payable	$13,750	$13,750
Subordinated Debentures, Net of Issuance Costs	79,670	79,288
Accrued Interest Payable	452	1,765
Other Liabilities	2,754	2,302
Total Liabilities	96,626	97,105
SHAREHOLDERS’ EQUITY
Preferred Stock—$0.01 par value
Preferred Stock—Authorized 10,000,000	66,514	66,514
Common Stock—$0.01 par value
Voting Common Stock—Authorized 75,000,000	276	277
Additional Paid‑In Capital	95,088	96,320
Retained Earnings	309,421	280,650
Accumulated Other Comprehensive Income (Loss)	(13,364)	(18,246)
Total Shareholders’ Equity	457,935	425,515
Total Liabilities and Shareholders' Equity	$554,561	$522,620

Condensed Statements of Income

	December 31,	December 31,	December 31,
(dollars in thousands)	2024	2023	2022
INCOME
Dividend Income	$10,000	$—	$1,585
Interest Income	13	3	—
Other Income	115	118	129
Total Income	10,128	121	1,714
EXPENSE
Interest Expense	5,144	5,126	4,890
Other Expenses	1,805	1,757	1,570
Total Interest Expense	6,949	6,883	6,460
INCOME (LOSS) BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS	3,179	(6,762)	(4,746)
Income Tax Benefit	1,902	1,894	1,792
INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS	5,081	(4,868)	(2,954)
Equity in Undistributed Earnings	27,744	44,828	56,346
NET INCOME	$32,825	$39,960	$53,392

Condensed Statements of Cash Flows

	December 31,	December 31,	December 31,
(dollars in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$32,825	$39,960	$53,392
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Equity in Undistributed Earnings of Subsidiaries	(27,744)	(44,828)	(56,346)
Changes in Other Assets and Liabilities	(3,614)	(738)	(193)
Net Cash Provided (Used) by Operating Activities	1,467	(5,606)	(3,147)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiaries	—	—	(25,000)
Proceeds from Bridgewater Risk Management, Inc. Liquidation	—	4,143	—
Net Cash Provided (Used) by Investing Activities	—	4,143	(25,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	—	—	13,750
Redemption of Subordinated Debt	—	—	(13,750)
Stock Options Exercised	763	963	577
Stock Repurchases and Repurchases for Tax Withholding on Equity Awards	(5,901)	(5,127)	(11,513)
Preferred Stock Dividends Paid	(4,054)	(4,054)	(4,054)
Net Cash Provided (Used) by Financing Activities	(9,192)	(8,218)	(14,990)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,725)	(9,681)	(43,137)
Cash and Cash Equivalents Beginning	27,733	37,414	80,551
Cash and Cash Equivalents Ending	$20,008	$27,733	$37,414

Note 27: Subsequent Events

On January 29, 2025, the Company’s board of directors declared a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on the Series A Preferred Stock, payable on March 3, 2025, to shareholders of record on the Series A Preferred Stock at the close of business on February 14, 2025.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and President and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024, the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and the President and Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2024 based on the specified criteria.

Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management’s report on internal control over financial reporting for the first year subsequent to the acquisition while integrating the acquired operations. Accordingly, management excluded from its assessment the internal control over financial reporting of FMCB, which was acquired on December 13, 2024, and operated under separate accounting system from December 13, 2024 through December 31, 2024, and whose financial data constituted approximately 6% of total assets as of acquisition.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by RSM US LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. RSM US LLP’s report on the Company’s internal control over financial reporting appears in Item 8 of this Form-10K and is incorporated into this item by reference.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item, including information relating to compliance with Section 16(a) of the Exchange Act, is set forth under the headings “Proposal 1 – Election of Directors,” “Corporate Governance and the Board of Directors,” “Security Ownership of Certain Beneficial Owners,” “Delinquent Section 16(a) Reports” and in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2025, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this item is set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance and the Board of Directors – Director Compensation,” and “Corporate Governance and the Board of Directors – Compensation Committee Interlocks and Insider Participation,” “CEO Pay Ratio,” “Pay Versus Performance,” “Compensation Committee Report” appearing in the Company's definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2025, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table presents the number of outstanding options, warrants and rights granted to participants by the Company under its equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2024. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in “Note 18 – Stock Options, Restricted Stock and Restricted Stock Units” to the Consolidated Financial Statements for the year ending December 31, 2024.

(c)
Number of
	(a)		securities
	Number of	(b)	available for
	securities to be	Weighted-	future issuance
	issued upon	average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))
Equity compensation plans approved by shareholders (1)	2,276,367	$10.69	1,002,547
Equity compensation plans not approved by shareholders	—	—	—
Total	2,276,367	$10.69	1,002,547
(1)	Column (a) includes outstanding stock options granted under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan, the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan, the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan and the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan. This column also includes unvested restricted stock units granted under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan and the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan.

Column (b) does not reflect restricted stock units as they do not include an exercise price.

Column (c) includes 30,000, 87 and 972,460 shares remaining available for future issuance under the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan, Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan and the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan, respectively, as of December 31, 2024.

The information required pursuant to Item 403 of Regulation S-K can be found under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement on Form DEF 14A for our Annual Meeting of Shareholders to be held on April 22, 2025, which will be filed with the SEC within 120 days of the Company’s fiscal year end, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2025, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this item is set forth under the heading “Proposal 3 – Ratification of the Appointment of RSM US LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2025, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

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
4.2

Indenture, dated June 19, 2020, by and between Bridgewater Bancshares, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on June 19, 2020)

4.3

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

4.5

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

4.7	Form of depositary receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.7 hereto)
10.1	Bridgewater Bank Deferred Cash Incentive Plan effective December 31, 2013 (incorporated herein by reference to Exhibit 10.4 filed on Form S-1 on February 16, 2018)†
10.2	Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (incorporated herein by reference to Exhibit 10.5 on Form S-1 filed on February 16, 2018)†
10.3

Form of Stock Option Agreement under the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2019)†

10.4	Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (incorporated herein by reference to Exhibit 10.7 on Form S-1 filed on February 16, 2018)†
10.5

Form of Stock Option Agreement under the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan (incorporated herein by reference to Exhibit 10.8 on Form S-1 filed on February 16, 2018)†

10.6

Construction Contract, dated as of August 27, 2018, by and between Bridgewater Bank and Reuter Walton Commercial, LLC (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on August 30, 2018)

10.7

Exchange Agreement, dated as of October 25, 2018 by and between Bridgewater Bancshares, Inc. and Castle Creek Capital Partners V, LP (incorporated herein by reference to Exhibit 10.1 filed with the Form 8-K on October 26, 2018)

10.8

Exchange Agreement, dated as of October 25, 2018 by and between Bridgewater Bancshares, Inc. and EJF Sidecar Fund, Series LLC – Series E (incorporated herein by reference to Exhibit 10.2 filed with the Form 8-K on October 26, 2018)

10.9

Exchange Agreement, dated as of October 25, 2018 by and between Bridgewater Bancshares, Inc. and Endeavour Regional Bank Opportunities Fund II LP (incorporated herein by reference to Exhibit 10.3 filed with the Form 8-K on October 26, 2018)

10.10	Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.11

Form of Restricted Stock Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.12	Form of Restricted Stock Unit Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 on Form 10-K filed on March 7, 2024)†

10.13

Form of Nonqualified Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.14

Form of Incentive Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on April 26, 2019)†

10.15

Form of Subordinated Note Purchase Agreement, dated June 19, 2020, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on June 19, 2020)

10.16

Form of Registration Rights Agreement, dated June 19, 2020, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on June 19, 2020)

10.17

Loan and Security Agreement, dated as of March 1, 2021, by and between Bridgewater Bancshares, Inc., as Borrower, and ServisFirst Bank, as Lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on March 5, 2021)

10.18

Revolving Note, dated as of March 1, 2021, made by Bridgewater Bancshares, Inc., as Borrower, to and in favor of ServisFirst Bank, as Lender (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on March 5, 2021)

10.19

Pledge Agreement, dated as of March 1, 2021, by and between Bridgewater Bancshares, Inc., as Borrower, and ServisFirst Bank, as Lender (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on March 5, 2021)

10.20

Form of Subordinated Note Purchase Agreement, dated July 8, 2021, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on July 8, 2021)

10.21

Form of Registration Rights Agreement, dated July 8, 2021, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on July 8, 2021)

10.22	Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Jerry Baack (incorporated herein by reference to Exhibit 10.27 on Form 10-K filed on March 7, 2023)†
10.23

Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Mary Jayne Crocker (incorporated herein by reference to Exhibit 10.28 on Form 10-K filed on March 7, 2023)†

10.24

Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Joseph Chybowski (incorporated herein by reference to Exhibit 10.29 on Form 10-K filed on March 7, 2023)†

10.25

Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Jeffrey Shellberg (incorporated herein by reference to Exhibit 10.30 on Form 10-K filed on March 7, 2023)†

10.26	Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Nicholas Place (incorporated herein by reference to Exhibit 10.31 on Form 10-K filed on March 7, 2023)†
10.27

Second Amendment to Loan and Security Agreement, dated September 1, 2022, by and between Bridgewater Bancshares, Inc. and ServisFirst Bank (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on September 1, 2022)

10.28

Amended and Restated Revolving Note, dated September 1, 2022, made by Bridgewater Bancshares, Inc. to and in favor of ServisFirst Bank (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on September 1, 2022)

10.29	Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Appendix C on Schedule 14A filed on March 13, 2023)†

10.30	Form of Restricted Stock Award Agreement under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 on Form S-8 filed on April 28, 2023)†

10.31	Form of Restricted Stock Unit Award Agreement under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.36 on Form 10-K filed on March 7, 2024)†

10.32

Form of Nonqualified Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 on Form S-8 filed on April 28, 2023)†

10.33	Form of Incentive Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.7 on Form S-8 filed on April 28, 2023)†
10.34

Third Amendment to Loan and Security Agreement, dated September 1, 2024, by and between Bridgewater Bancshares, Inc. and ServisFirst Bank (incorporated herein by reference to Exhibit 10.1 to form 8-K filed on September 6, 2024)

10.35

Amended and Restated Revolving Note, dated September 1, 2024, made by Bridgewater Bancshares, Inc. to and in favor of ServisFirst Bank (incorporated herein by reference to Exhibit 10.2 to form 8-K filed on September 6, 2024)

10.36	Short Term Incentive Plan†

10.37	BOLI Supplementary Life Insurance Benefit†

16.1	Letter of CliftonLarsonAllen LLP, dated March 7, 2023 (incorporated herein by reference to Exhibit 16.1 on Form 8-K filed on March 7, 2023)

19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 on Form 10-K filed on March 7, 2024)

21.1	Subsidiaries of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 21.1 on Form 10-K filed on March 7, 2024)
23.1	Consent of CliftonLarsonAllen LLP
23.2	Consent of RSM US LLP

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Bridgewater Bancshares, Inc. Clawback Policy (Incorporated herin by reference to Exhibit 97.1 on Form 10-K filed on March 7, 2024)

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

Bridgewater Bancshares, Inc.

Date: March 6, 2025	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry J. Baack	Chairman and Chief Executive	March 6, 2025
Jerry J. Baack	Officer (Principal Executive Officer)

/s/ Joe M. Chybowski	President and Chief Financial	March 6, 2025
Joe M. Chybowski	Officer (Principal Financial Officer)
/s/ Laura B. Espeseth	Chief Accounting Officer	March 6, 2025
Laura B. Espeseth	(Principal Accounting Officer)

/s/ Lisa M. Brezonik	Director	March 6, 2025
Lisa M. Brezonik

/s/ James S. Johnson	Director	March 6, 2025
James S. Johnson

/s/ David B. Juran	Director	March 6, 2025
David B. Juran

/s/ Mohammed Lawal	Director	March 6, 2025
Mohammed Lawal

/s/ Douglas J. Parish	Director	March 6, 2025
Douglas J. Parish

/s/ Jeffrey D. Shellberg	Director, Secretary, Executive	March 6, 2025
Jeffrey D. Shellberg	Vice President and
Chief Credit Officer

/s/ Thomas P. Trutna	Director	March 6, 2025
Thomas P. Trutna

/s/ Todd B. Urness	Director	March 6, 2025
Todd B. Urness

/s/ David J. Volk	Director	March 6, 2025
David J. Volk