Form 10-Q
period 2025-03-31
Bridgewater Bancshares Inc
filed 2025-05-01
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the Common Stock outstanding as of April 29, 2025 was 27,439,946.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$166,205	$229,760
Bank-Owned Certificates of Deposit	4,139	4,377
Securities Available for Sale, at Fair Value	764,626	768,247
Loans, Net of Allowance for Credit Losses of $53,766 at March 31, 2025 (unaudited) and $52,277 at December 31, 2024	3,959,092	3,809,436
Federal Home Loan Bank (FHLB) Stock, at Cost	18,984	19,297
Premises and Equipment, Net	49,442	49,533
Accrued Interest	17,700	17,711
Goodwill	11,982	11,982
Other Intangible Assets, Net	7,620	7,850
Bank-Owned Life Insurance	45,025	44,646
Other Assets	91,993	103,403
Total Assets	$5,136,808	$5,066,242

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$791,528	$800,763
Interest Bearing	3,370,929	3,286,004
Total Deposits	4,162,457	4,086,767
Notes Payable	13,750	13,750
FHLB Advances	349,500	359,500
Subordinated Debentures, Net of Issuance Costs	79,766	79,670
Accrued Interest Payable	4,525	4,008
Other Liabilities	57,835	64,612
Total Liabilities	4,667,833	4,608,307

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at March 31, 2025 (unaudited) and December 31, 2024	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,560,150 at March 31, 2025 (unaudited) and 27,552,449 at December 31, 2024	276	276
Additional Paid-In Capital	95,503	95,088
Retained Earnings	318,041	309,421
Accumulated Other Comprehensive Loss	(11,359)	(13,364)
Total Shareholders' Equity	468,975	457,935
Total Liabilities and Equity	$5,136,808	$5,066,242

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2025	2024
INTEREST INCOME
Loans, Including Fees	$53,820	$49,581
Investment Securities	9,397	7,916
Other	2,491	1,172
Total Interest Income	65,708	58,669

INTEREST EXPENSE
Deposits	32,103	30,190
Federal Funds Purchased	—	304
Notes Payable	258	295
FHLB Advances	2,156	2,258
Subordinated Debentures	983	991
Total Interest Expense	35,500	34,038

NET INTEREST INCOME	30,208	24,631
Provision for Credit Losses	1,500	750

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	28,708	23,881

NONINTEREST INCOME
Customer Service Fees	495	342
Net Gain on Sales of Available for Sale Securities	1	93
Letter of Credit Fees	455	316
Debit Card Interchange Fees	137	141
Swap Fees	42	—
Bank-Owned Life Insurance	379	301
Investment Advisory Fees	325	—
Other Income	245	357
Total Noninterest Income	2,079	1,550

NONINTEREST EXPENSE
Salaries and Employee Benefits	11,371	9,433
Occupancy and Equipment	1,234	1,057
FDIC Insurance Assessment	450	875
Data Processing	619	412
Professional and Consulting Fees	994	889
Derivative Collateral Fees	451	486
Information Technology and Telecommunications	971	796
Marketing and Advertising	327	322
Intangible Asset Amortization	230	9
Other Expense	1,489	910
Total Noninterest Expense	18,136	15,189

INCOME BEFORE INCOME TAXES	12,651	10,242
Provision for Income Taxes	3,018	2,411
NET INCOME	9,633	7,831
Preferred Stock Dividends	(1,013)	(1,013)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,620	$6,818

EARNINGS PER SHARE
Basic	$0.31	$0.25
Diluted	0.31	0.24

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net Income	$9,633	$7,831
Other Comprehensive Income (Loss):
Unrealized Gains on Available for Sale Securities	7,688	235
Unrealized Gains (Losses) on Cash Flow Hedges	(3,042)	5,712
Reclassification Adjustment for Gains Realized in Income	(1,833)	(2,396)
Income Tax Impact	(808)	(1,021)
Total Other Comprehensive Income, Net of Tax	2,005	2,530
Comprehensive Income	$11,638	$10,361

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2025 and 2024

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE December 31, 2023	$66,514	27,748,965	$277	$96,320	$280,650	$(18,246)	$425,515
Stock-based Compensation	—	10,452	—	1,031	—	—	1,031
Comprehensive Income	—	—	—	—	7,831	2,530	10,361
Stock Options Exercised	—	8,000	—	66	—	—	66
Stock Repurchases	—	(193,802)	(1)	(2,275)	—	—	(2,276)
Vested Restricted Stock Units	—	22,365	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(6,153)	—	(73)	—	—	(73)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE March 31, 2024	$66,514	27,589,827	$276	$95,069	$287,468	$(15,716)	$433,611

BALANCE December 31, 2024	$66,514	27,552,449	$276	$95,088	$309,421	$(13,364)	$457,935
Stock-based Compensation	—	8,520	—	986	—	—	986
Comprehensive Income	—	—	—	—	9,633	2,005	11,638
Stock Options Exercised	—	15,000	—	177	—	—	177
Stock Repurchases	—	(45,005)	—	(621)	—	—	(621)
Vested Restricted Stock Units	—	38,162	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(8,976)	—	(127)	—	—	(127)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE March 31, 2025	$66,514	27,560,150	$276	$95,503	$318,041	$(11,359)	$468,975

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,633	$7,831
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	(783)	(281)
Net Gain on Sales of Securities Available for Sale	(1)	(93)
Provision for Credit Losses on Loans	1,500	850
Credit for Credit Losses on Off-Balance Sheet Exposures	—	(100)
Depreciation of Premises and Equipment	627	593
Amortization of Other Intangible Assets	230	9
Amortization of Right-of Use Asset	568	139
Cash Surrender Value of Bank-Owned Life Insurance	(379)	(301)
Amortization of Subordinated Debt Issuance Costs	96	95
Stock-based Compensation	986	1,031
Deferred Income Taxes	(428)	(214)
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	1,158	(5,883)
Accrued Interest Payable and Other Liabilities	(5,744)	3,509
Net Cash Provided by Operating Activities	7,463	7,185

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Bank-Owned Certificates of Deposit	238	—
Proceeds from Sales of Securities Available for Sale	1,092	12,784
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	26,538	9,143
Purchases of Securities Available for Sale	(11,613)	(45,559)
Net Increase in Loans	(151,156)	(60,137)
Net Decrease (Increase) in FHLB Stock	313	(98)
Purchases of Premises and Equipment	(536)	(6)
Net Cash Used in Investing Activities	(135,124)	(83,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	75,690	97,277
Proceeds from FHLB Advances	278,000	208,000
Principal Payments on FHLB Advances	(288,000)	(210,500)
Preferred Stock Dividends Paid	(1,013)	(1,013)
Stock Options Exercised	177	66
Stock Repurchases	(621)	(2,276)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(127)	(73)
Net Cash Provided by Financing Activities	64,106	91,481

NET CHANGE IN CASH AND CASH EQUIVALENTS	(63,555)	14,793
Cash and Cash Equivalents Beginning	229,760	128,562
Cash and Cash Equivalents Ending	$166,205	$143,355

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$34,887	$34,820
Cash Paid for Income Taxes	—	—
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net Investment Securities Sold but Not Settled	—	3,446

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

Recent Developments

On December 13, 2024, the Bank completed its acquisition of First Minnetonka City Bank (“FMCB”) in an all-cash transaction. On the closing date, FMCB merged with and into Bridgewater Bank, with Bridgewater Bank as the surviving entity. The acquisition of FMCB added two full-service branches in Minnetonka, Minnesota to the Bank’s footprint, and added approximately $225.7 million of deposits and $117.1 million of loans as of December 31, 2024.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025.

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

Segment Reporting

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker (“CODM”). Substantially all of the Company’s operations involve the delivery of loan and deposit products to clients. The Company’s CODM makes operating decisions and assesses performance based on an ongoing review of the banking activities, which constitute the Company’s only operating segment for financial reporting purposes. The Company’s single segment is managed on a consolidated basis by the CODM who is the Chief Executive Officer.

The accounting policies of this segment are the same as those described throughout this Note 1 concerning significant accounting policies. The CODM assesses performance of the segment and determines the appropriate allocation of Company resources based on consolidated net income, which is reported in the Consolidated Statements of Income. Consolidated net income is used in deciding where to deploy capital, and to monitor how budget compares to actual results. It is also used in benchmarking performance measures to Company peers for compensation related analysis. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets.

Impact of Recently Adopted Accounting Guidance

On January 1, 2025, the Company adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in rate reconciliation and (2) disaggregation of income taxes paid by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The Company’s adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events

Subsequent events have been evaluated through May 1, 2025, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares, adjusted for the dilutive effect of stock compensation. For the three months ended March 31, 2025, stock options and restricted stock units totaling 993,727 shares were excluded from the calculation because they were deemed to be anti-dilutive. For the three months ended March 31, 2024, stock options, restricted stock awards and restricted stock units totaling 1,158,046 shares were excluded from the calculation because they were deemed to be antidilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2025	2024
Net Income Available to Common Shareholders	$8,620	$6,818
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,568,772	27,691,401
Dilutive Effect of Stock Compensation	467,734	398,404
Weighted Average Common Stock Outstanding (Dilutive)	28,036,506	28,089,805

Basic Earnings per Common Share	$0.31	$0.25
Diluted Earnings per Common Share	0.31	0.24

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at March 31, 2025 and December 31, 2024:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$179,987	$72	$(7,737)	$172,322
Municipal Bonds	131,979	20	(15,551)	116,448
Mortgage-Backed Securities	262,166	2,627	(13,080)	251,713
Corporate Securities	134,079	1,268	(5,506)	129,841
U.S Government Agency Securities	21,093	115	(50)	21,158
Asset-Backed Securities	73,128	99	(83)	73,144
Total Securities Available for Sale	$802,432	$4,201	$(42,007)	$764,626

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$179,835	$3	$(12,090)	$167,748
Municipal Bonds	139,891	23	(17,649)	122,265
Mortgage-Backed Securities	259,833	882	(15,825)	244,890
Corporate Securities	139,161	1,041	(6,016)	134,186
U.S Government Agency Securities	22,053	85	(56)	22,082
Asset-Backed Securities	76,891	211	(26)	77,076
Total Securities Available for Sale	$817,664	$2,245	$(51,662)	$768,247

Securities with a carrying value of $290.7 million and $289.9 million were pledged to secure borrowing capacity at the Federal Reserve Discount Window as of March 31, 2025 and December 31, 2024, respectively.

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024:

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2025
U.S. Treasury Securities	5	$151,220	$(7,737)	$—	$—	$151,220	$(7,737)
Municipal Bonds	204	11,974	(127)	93,979	(15,424)	105,953	(15,551)
Mortgage-Backed Securities	112	16,268	(96)	117,953	(12,984)	134,221	(13,080)
Corporate Securities	89	9,881	(138)	80,091	(5,368)	89,972	(5,506)
U.S Government Agency Securities	37	8,552	(4)	3,666	(46)	12,218	(50)
Asset-Backed Securities	11	21,872	(59)	9,971	(24)	31,843	(83)
Total Securities Available for Sale	458	$219,767	$(8,161)	$305,660	$(33,846)	$525,427	$(42,007)

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024
U.S. Treasury Securities	14	$157,091	$(12,090)	$—	$—	$157,091	$(12,090)
Municipal Bonds	236	21,329	(120)	95,774	(17,529)	117,103	(17,649)
Mortgage-Backed Securities	168	47,636	(391)	118,824	(15,434)	166,460	(15,825)
Corporate Securities	93	6,860	(75)	91,666	(5,941)	98,526	(6,016)
U.S Government Agency Securities	38	5,878	(5)	4,071	(51)	9,949	(56)
Asset-Backed Securities	7	5,735	(5)	10,161	(21)	15,896	(26)
Total Securities Available for Sale	556	$244,529	$(12,686)	$320,496	$(38,976)	$565,025	$(51,662)

At March 31, 2025, 458 debt securities had unrealized losses with aggregate depreciation of approximately 5.2% from the Company’s amortized cost basis. At December 31, 2024, 556 debt securities had unrealized losses with aggregate depreciation of approximately 8.4% from the Company’s amortized cost basis. These unrealized losses have not been recognized into income because management does not intend to sell these securities, and it is not more likely than not it will be required to sell the securities before recovery of its amortized cost basis. Furthermore, the unrealized losses are due to changes in interest rates and other market conditions and were not reflective of credit events. To make this determination, consideration is given to such factors as the credit rating of the issuer, level of credit enhancement, changes in credit ratings, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. As of March 31, 2025 and December 31, 2024, there was no allowance for credit losses carried on the Company’s securities portfolio.

Accrued interest receivable on securities, which is recorded within accrued interest on the balance sheet, totaled $6.4 million and $6.2 million at March 31, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

The Company has entered into a fair value hedging transaction to mitigate the impact of changing interest rates on the fair value of U.S. treasury securities. See Note 7 – Derivative Instruments and Hedging Activities for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

The following table presents a summary of the amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of March 31, 2025. Call date is used when a call of the debt security is expected, as determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, U.S. government agency securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
March 31, 2025
Due in One Year or Less	$43,176	$43,747
Due After One Year Through Five Years	69,829	68,711
Due After Five Years Through 10 Years	156,033	140,909
Due After 10 Years	177,007	165,244
Subtotal	446,045	418,611
Mortgage-Backed Securities	262,166	251,713
U.S Government Agency Securities	21,093	21,158
Asset-Backed Securities	73,128	73,144
Totals	$802,432	$764,626

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Proceeds From Sales of Securities	$1,092	$12,784
Gross Gains on Sales	4	786
Gross Losses on Sales	(3)	(693)

Note 4: Loans and Allowance for Credit Losses

The following table presents the components of the loan portfolio at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Commercial	$528,801	$497,662
Leases	43,958	44,291
Construction and Land Development	128,073	97,255
1-4 Family Construction	39,438	41,961
Real Estate Mortgage:
1-4 Family Mortgage	479,461	474,383
Multifamily	1,534,747	1,425,610
CRE Owner Occupied	196,080	191,248
CRE Nonowner Occupied	1,055,157	1,083,108
Total Real Estate Mortgage Loans	3,265,445	3,174,349
Consumer and Other	14,361	12,996
Total Loans, Gross	4,020,076	3,868,514
Allowance for Credit Losses	(53,766)	(52,277)
Net Deferred Loan Fees	(7,218)	(6,801)
Total Loans, Net	$3,959,092	$3,809,436

The following tables present the aging in past due loans and loans on nonaccrual status, with and without an ACL by loan segment, as of March 31, 2025 and December 31, 2024:

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
March 31, 2025
Commercial	$528,440	$193	$—	$168	$—	$528,801
Leases	43,924	—	—	34	—	43,958
Construction and Land Development	128,021	—	—	—	52	128,073
1-4 Family Construction	39,438	—	—	—	—	39,438
Real Estate Mortgage:
1-4 Family Mortgage	478,833	273	—	—	355	479,461
Multifamily	1,533,715	—	—	—	1,032	1,534,747
CRE Owner Occupied	196,080	—	—	—	—	196,080
CRE Nonowner Occupied	1,046,508	—	—	8,649	—	1,055,157
Consumer and Other	14,361	—	—	—	—	14,361
Totals	$4,009,320	$466	$—	$8,851	$1,439	$4,020,076

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2024
Commercial	$497,432	$59	$—	$171	$—	$497,662
Leases	44,257	—	—	34	—	44,291
Construction and Land Development	97,197	—	—	—	58	97,255
1-4 Family Construction	41,961	—	—	—	—	41,961
Real Estate Mortgage:
1-4 Family Mortgage	474,185	178	—	—	20	474,383
Multifamily	1,425,610	—	—	—	—	1,425,610
CRE Owner Occupied	190,197	1,051	—	—	—	191,248
CRE Nonowner Occupied	1,083,108	—	—	—	—	1,083,108
Consumer and Other	12,975	3	—	18	—	12,996
Totals	$3,866,922	$1,291	$—	$223	$78	$3,868,514

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

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. This is a transitional rating and loans should not be classified as special mention for more than one year.

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

Loss: Loans classified as loss are considered uncollectible and charged-off immediately.

The following tables present loan balances classified by credit quality indicators by year of origination as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial
Pass	$48,650	$114,980	$41,357	$64,100	$19,921	$31,096	$193,969	$514,073
Watch/Special Mention	97	—	—	—	80	21	1,804	2,002
Substandard	111	107	44	10,523	133	65	1,743	12,726
Total Commercial	48,858	115,087	41,401	74,623	20,134	31,182	197,516	528,801
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Leases
Pass	3,954	14,034	11,474	8,898	3,395	2,169	—	43,924
Substandard	—	—	—	34	—	—	—	34
Total Leases	3,954	14,034	11,474	8,932	3,395	2,169	—	43,958
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Construction and Land Development
Pass	37,217	70,340	1,945	7,145	478	—	10,896	128,021
Substandard	—	52	—	—	—	—	—	52
Total Construction and Land Development	37,217	70,392	1,945	7,145	478	—	10,896	128,073
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	4,122	22,644	231	1,003	189	—	11,249	39,438
Total 1-4 Family Construction	4,122	22,644	231	1,003	189	—	11,249	39,438
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	25,351	83,360	57,515	97,297	74,967	70,613	68,506	477,609
Watch/Special Mention	—	297	195	—	—	321	—	813
Substandard	—	34	44	—	171	640	150	1,039
Total 1-4 Family Mortgage	25,351	83,691	57,754	97,297	75,138	71,574	68,656	479,461
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	150,891	213,519	131,257	479,989	327,493	198,520	9,270	1,510,939
Watch/Special Mention	—	9,905	2,236	10,634	—	—	—	22,775
Substandard	—	—	430	603	—	—	—	1,033
Total Multifamily	150,891	223,424	133,923	491,226	327,493	198,520	9,270	1,534,747
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	8,294	24,141	31,058	62,219	32,176	30,596	2,004	190,488
Watch/Special Mention	—	571	—	—	1,748	1,727	592	4,638
Substandard	154	—	800	—	—	—	—	954
Total CRE Owner Occupied	8,448	24,712	31,858	62,219	33,924	32,323	2,596	196,080
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	54,117	331,705	99,742	244,094	135,102	158,916	7,614	1,031,290
Watch/Special Mention	—	914	3,646	—	2,666	892	—	8,118
Substandard	10,904	4,845	—	—	—	—	—	15,749
Total CRE Nonowner Occupied	65,021	337,464	103,388	244,094	137,768	159,808	7,614	1,055,157
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	249,711	669,291	326,923	894,836	574,323	462,225	88,136	3,265,445

Consumer and Other
Pass	3,166	343	508	447	106	1,198	8,593	14,361
Total Consumer and Other	3,166	343	508	447	106	1,198	8,593	14,361
Current Period Gross Write-offs	—	—	—	—	—	—	12	12

Total Period Gross Write-offs	—	—	—	—	—	—	12	12
Total Loans	$347,028	$891,791	$382,482	$986,986	$598,625	$496,774	$316,390	$4,020,076

	December 31, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$135,665	$45,089	$67,579	$23,353	$13,349	$19,794	$178,293	$483,122
Watch/Special Mention	—	—	76	96	29	—	1,716	1,917
Substandard	110	44	10,491	—	65	—	1,913	12,623
Total Commercial	135,775	45,133	78,146	23,449	13,443	19,794	181,922	497,662
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Leases
Pass	15,128	12,684	9,736	4,057	1,504	1,148	—	44,257
Substandard	—	—	34	—	—	—	—	34
Total Leases	15,128	12,684	9,770	4,057	1,504	1,148	—	44,291
Current Period Gross Write-offs	—	—	—	—	11	—	—	11

Construction and Land Development
Pass	74,967	6,027	6,791	585	—	—	8,827	97,197
Substandard	58	—	—	—	—	—	—	58
Total Construction and Land Development	75,025	6,027	6,791	585	—	—	8,827	97,255
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	29,378	488	1,164	363	—	—	10,568	41,961
Total 1-4 Family Construction	29,378	488	1,164	363	—	—	10,568	41,961
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	89,561	58,054	102,627	77,293	55,936	18,289	71,097	472,857
Watch/Special Mention	298	196	—	—	324	—	—	818
Substandard	20	45	—	—	—	643	—	708
Total 1-4 Family Mortgage	89,879	58,295	102,627	77,293	56,260	18,932	71,097	474,383
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	219,162	133,916	486,854	336,859	161,626	57,679	6,624	1,402,720
Watch/Special Mention	9,953	2,245	10,692	—	—	—	—	22,890
Total Multifamily	229,115	136,161	497,546	336,859	161,626	57,679	6,624	1,425,610
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	22,761	31,402	62,522	34,228	17,801	15,355	2,121	186,190
Watch/Special Mention	—	—	—	1,759	1,739	—	593	4,091
Substandard	—	967	—	—	—	—	—	967
Total CRE Owner Occupied	22,761	32,369	62,522	35,987	19,540	15,355	2,714	191,248
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	356,582	113,973	261,827	148,866	73,300	97,350	6,962	1,058,860
Watch/Special Mention	9,622	3,659	—	2,690	—	894	—	16,865
Substandard	7,261	122	—	—	—	—	—	7,383
Total CRE Nonowner Occupied	373,465	117,754	261,827	151,556	73,300	98,244	6,962	1,083,108
Current Period Gross Write-offs	1,236	—	—	—	—	—	—	1,236

Total Real Estate Mortgage Loans	715,220	344,579	924,522	601,695	310,726	190,210	87,397	3,174,349

Consumer and Other
Pass	921	3,061	498	157	1,301	5	7,035	12,978
Substandard	—	18	—	—	—	—	—	18
Total Consumer and Other	921	3,079	498	157	1,301	5	7,035	12,996
Current Period Gross Write-offs	17	—	—	—	—	—	2	19

Total Period Gross Write-offs	1,253	—	—	—	11	—	2	1,266
Total Loans	$971,447	$411,990	$1,020,891	$630,306	$326,974	$211,157	$295,749	$3,868,514

The following tables present the activity in the ACL, by segment, for the three months ended March 31, 2025 and 2024:

		Provision for
		(Recovery of)
		Credit Losses	Loans and		Total Ending
	Beginning	for Loans	Leases	Recoveries	Allowance
(dollars in thousands)	Balance	and Leases	Charged-off	of Loans	Balance
Three Months Ended March 31, 2025
Commercial	$5,630	$217	$—	$—	$5,847
Leases	368	(3)	—	—	365
Construction and Land Development	866	209	—	—	1,075
1-4 Family Construction	331	(39)	—	—	292
Real Estate Mortgage:
1-4 Family Mortgage	2,795	(210)	—	—	2,585
Multifamily	23,120	807	—	—	23,927
CRE Owner Occupied	1,290	(64)	—	—	1,226
CRE Nonowner Occupied	17,735	579	—	—	18,314
Total Real Estate Mortgage Loans	44,940	1,112	—	—	46,052
Consumer and Other	142	4	(12)	1	135
Total	$52,277	$1,500	$(12)	$1	$53,766

		Provision for
		(Recovery of)
		Credit Losses	Loans and		Total Ending
	Beginning	for Loans	Leases	Recoveries	Allowance
(dollars in thousands)	Balance	and Leases	Charged-off	of Loans	Balance
Three Months Ended March 31, 2024
Commercial	$5,398	$206	$—	$3	$5,607
Leases	—	—	—	—	—
Construction and Land Development	2,156	(328)	—	—	1,828
1-4 Family Construction	558	19	—	—	577
Real Estate Mortgage:
1-4 Family Mortgage	2,651	102	—	1	2,754
Multifamily	22,217	13	—	—	22,230
CRE Owner Occupied	1,184	51	—	—	1,235
CRE Nonowner Occupied	16,225	780	—	—	17,005
Total Real Estate Mortgage Loans	42,277	946	—	1	43,224
Consumer and Other	105	7	(2)	1	111
Total	$50,494	$850	$(2)	$5	$51,347

The following tables present the balance in the ACL and the recorded investment in loans, by segment, as of March 31, 2025 and December 31, 2024:

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
ACL at March 31, 2025
Commercial	$288	$5,559	$5,847
Leases	6	359	365
Construction and Land Development	—	1,075	1,075
1-4 Family Construction	—	292	292
Real Estate Mortgage:
1-4 Family Mortgage	—	2,585	2,585
Multifamily	—	23,927	23,927
CRE Owner Occupied	—	1,226	1,226
CRE Nonowner Occupied	1,737	16,577	18,314
Total Real Estate Mortgage Loans	1,737	44,315	46,052
Consumer and Other	—	135	135
Total	$2,031	$51,735	$53,766

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
ACL at December 31, 2024
Commercial	$133	$5,497	$5,630
Leases	6	362	368
Construction and Land Development	—	866	866
1-4 Family Construction	—	331	331
Real Estate Mortgage:
1-4 Family Mortgage	—	2,795	2,795
Multifamily	—	23,120	23,120
CRE Owner Occupied	—	1,290	1,290
CRE Nonowner Occupied	—	17,735	17,735
Total Real Estate Mortgage Loans	—	44,940	44,940
Consumer and Other	5	137	142
Total	$144	$52,133	$52,277

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
Loans at March 31, 2025
Commercial	$14,138	$514,663	$528,801
Leases	34	43,924	43,958
Construction and Land Development	52	128,021	128,073
1-4 Family Construction	—	39,438	39,438
Real Estate Mortgage:
1-4 Family Mortgage	1,039	478,422	479,461
Multifamily	1,033	1,533,714	1,534,747
CRE Owner Occupied	1,546	194,534	196,080
CRE Nonowner Occupied	16,640	1,038,517	1,055,157
Total Real Estate Mortgage Loans	20,258	3,245,187	3,265,445
Consumer and Other	—	14,361	14,361
Total	$34,482	$3,985,594	$4,020,076

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
Loans at December 31, 2024
Commercial	$14,045	$483,617	$497,662
Leases	34	44,257	44,291
Construction and Land Development	58	97,197	97,255
1-4 Family Construction	—	41,961	41,961
Real Estate Mortgage:
1-4 Family Mortgage	708	473,675	474,383
Multifamily	—	1,425,610	1,425,610
CRE Owner Occupied	1,558	189,690	191,248
CRE Nonowner Occupied	8,278	1,074,830	1,083,108
Total Real Estate Mortgage Loans	10,544	3,163,805	3,174,349
Consumer and Other	18	12,978	12,996
Total	$24,699	$3,843,815	$3,868,514

The following tables present the amortized cost basis of collateral dependent loans by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of March 31, 2025 and December 31, 2024:

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
March 31, 2025
Commercial	$—	$3,691	$10,447	$14,138	$288
Leases	—	—	34	34	6
Construction and Land Development	52	—	—	52	—
Real Estate Mortgage:
1-4 Family Mortgage	1,039	—	—	1,039	—
Multifamily	1,033	—	—	1,033	—
CRE Owner Occupied	1,546	—	—	1,546	—
CRE Nonowner Occupied	16,640	—	—	16,640	1,737
Totals	$20,310	$3,691	$10,481	$34,482	$2,031

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
December 31, 2024
Commercial	$—	$3,688	$10,357	$14,045	$133
Leases	—	—	34	34	6
Construction and Land Development	58	—	—	58	—
Real Estate Mortgage:
1-4 Family Mortgage	708	—	—	708	—
CRE Owner Occupied	1,558	—	—	1,558	—
CRE Nonowner Occupied	8,278	—	—	8,278	—
Consumer and Other	—	—	18	18	5
Totals	$10,602	$3,688	$10,409	$24,699	$144

Accrued interest receivable on loans, which is recorded within accrued interest on the balance sheet, totaled $11.1 million and $11.4 million at March 31, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

For the three months ended March 31, 2025 and 2024, there were no loans modified to borrowers experiencing financial difficulty.

Note 5: Goodwill and Other Intangible Assets

Goodwill was $12.0 million at March 31, 2025 and December 31, 2024. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of core deposit relationships and favorable lease terms.

The following table presents a summary of other intangible assets at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Core Deposit Intangible	$8,833	$8,833
Favorable Lease	445	445
Subtotal	9,278	9,278
Accumulated Amortization	(1,658)	(1,428)
Totals	$7,620	$7,850

Amortization expense of other intangible assets was $230,000 for the three months ended March 31, 2025 and $9,000 for the three months ended March 31, 2024. The core deposit intangible asset is amortized over its estimated useful life of ten years.

The following table presents the estimated future amortization of the core deposit intangible and favorable lease assets for the next five years and thereafter. The projections of amortization expense are based on existing asset balances as of March 31, 2025.

	Core Deposit	Favorable
(dollars in thousands)	Intangible	Lease
2025	$664	$26
2026	871	34
2027	852	34
2028	830	34
2029	803	18
2030	773	—
Thereafter	2,681	—
Totals	$7,474	$146

Note 6: Deposits

The following table presents the composition of deposits at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Transaction Deposits	$1,631,906	$1,663,005
Savings and Money Market Deposits	1,372,191	1,259,503
Time Deposits	326,821	338,506
Brokered Deposits	831,539	825,753
Totals	$4,162,457	$4,086,767

Brokered deposits included brokered transaction and money market accounts of $140.5 million and $127.4 million as of March 31, 2025 and December 31, 2024, respectively.

The following table presents the scheduled maturities of brokered and time deposits at March 31, 2025:

March 31,
(dollars in thousands)	2025
Less than 1 Year	$595,406
1 to 2 Years	231,552
2 to 3 Years	92,864
3 to 4 Years	37,184
4 to 5 Years	60,867
Totals	$1,017,873

The aggregate amount of time deposits greater than $250,000 was approximately $160.7 million and $155.0 million at March 31, 2025 and December 31, 2024, respectively.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$120,674	$7,305	$115,577	$8,210
Liabilities	120,674	(7,305)	115,577	(8,210)
Total	$241,348	$—	$231,154	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $4.7 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Notional Amount	$138,000	$178,000
Weighted Average Pay Rate	2.59%	2.20%
Weighted Average Receive Rate	4.42%	4.80%
Weighted Average Maturity (Years)	4.88	4.02
Net Unrealized Gain	$2,676	$5,139

The Company purchases interest rate caps, designated as cash flow hedges, of certain deposit liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For both the three months ended March 31, 2025 and 2024, the Company recognized amortization expense on the interest rate caps of $196,000, which was recorded as a component of interest expense on brokered deposits and FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Notional Amount	$125,000	$125,000
Unamortized Premium Paid	4,086	4,281
Weighted Average Strike Rate	0.96%	0.96%
Weighted Average Maturity (Years)	5.10	5.34

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three months ended March 31, 2025 and 2024:

		Three Months Ended March 31,
(dollars in thousands)		2025	2024
Derivatives in	Location of Gain (Loss)	Gain (Loss)
Cash Flow Hedging	Reclassified	Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings
Interest rate swaps	Interest expense	$929	$1,596
Interest rate caps	Interest expense	904	707

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three months ended March 31, 2025 and 2024, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

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

The following table presents a summary of the Company’s interest rate swaps designated as fair value hedges as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Notional Amount	$145,850	$145,850
Weighted Average Pay Rate	3.52%	3.52%
Weighted Average Receive Rate	4.33	4.82
Weighted Average Maturity (Years)	19.22	19.47

The effects of the Company’s fair value hedge relationships on the income statement during the three months ended March 31, 2025 and 2024 were as follows:

		Amount of Gain (Loss) Recognized in Income
(dollars in thousands)		Three Months Ended March 31,
Securities	Location of Gain (Loss)	2025	2024
Interest Rate Swaps	Interest Income	$3,925	—
Securities Available for Sale	Interest Income	(3,925)	—

The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at March 31, 2025 and December 31, 2024:

			Cumulative Amount of Fair Value Hedging Adjustment
			Included in the Carrying Amount of the Hedged
(dollars in thousands)	Carrying Amount of The Hedged Assets/Liabilities		Assets/Liabilities
Line Item on the Balance Sheet	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Securities Available for Sale	$152,412	156,337	$6,562	10,487

The following table presents a summary of the Company’s interest rate contracts as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements - Borrowings:
Assets	$97,500	$3,064	$178,000	$5,139
Liabilities	40,500	(388)	—	—
Interest Rate Swap Agreements - Securities:
Assets	145,850	6,562	145,850	10,487
Interest Rate Cap Agreements:
Assets	125,000	16,712	125,000	19,319

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of March 31, 2025 and December 31, 2024, the Company had pledged no cash collateral for the Company’s derivative contracts. As of March 31, 2025 and

December 31, 2024, the Company’s counterparties had pledged cash collateral to the Company of $34.4 million and $44.2 million, respectively.

The following table summarizes gross and net information about derivative instruments that are eligible for offset in the balance sheet at March 31, 2025 and December 31, 2024:

				Gross Amounts Not Offset in the Balance Sheet
			Net Amounts of
	Gross Amounts	Gross Amounts	Assets (Liabilities)
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral	Net Assets
(dollars in thousands)	Assets (Liabilities)	Balance Sheet	Balance Sheet	Instruments	Received (Paid)	(Liabilities)
March 31, 2025
Assets	$33,643	$—	$33,643	$—	$34,423	$(780)
Liabilities	(7,693)	—	(7,693)	—	—	(7,693)

December 31, 2024
Assets	$43,155	$—	$43,155	$—	$44,233	$(1,078)
Liabilities	(8,210)	—	(8,210)	—	—	(8,210)

Note 8: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank with aggregate principal balances of $1.59 billion and $1.54 billion at March 31, 2025 and December 31, 2024, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $537.8 million and $483.2 million at March 31, 2025 and December 31, 2024, respectively.

The following table presents information regarding FHLB advances, by maturity, at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	4.46%	$263,000	4.62%	$288,000
1 to 2 Years	3.45	21,500	3.45	21,500
2 to 3 Years	4.13	45,000	4.13	27,500
3 to 4 Years	3.97	20,000	4.01	22,500
Totals		$349,500		$359,500

Line of Credit. The Company has a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that is secured by 100% of the issued and outstanding stock of the Bank. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. The Company believes it was in compliance with all covenants as of March 31, 2025 and December 31, 2024.

The following table presents information regarding the revolving line of credit at March 31, 2025 and December 31, 2024:

		Total Debt	Total Debt
		Outstanding	Outstanding	Interest
Name	Maturity Date	March 31, 2025	December 31, 2024	Rate	Coupon Structure
(dollars in thousands)
Revolving Credit Facility	September 1, 2026	$13,750	$13,750	7.50%	Variable with Floor (1)
(1)	The variable interest rate is equal to the greater of Wall Street Journal Prime Rate in effect or a floor of 4.50%.

Note 9: Subordinated Debentures

The following table presents a summary of the Company’s subordinated debentures as of March 31, 2025 and December 31, 2024:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	March 31, 2025	December 31, 2024	Rate	Coupon Structure
(dollars in thousands)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	$50,000	$50,000	5.25%	Fixed-to-Floating (1)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	30,000	3.25%	Fixed-to-Floating (2)
Subordinated Debentures				80,000	80,000
Debt Issuance Costs				(234)	(330)
Subordinated Debentures, Net of Issuance Costs				$79,766	$79,670
(1)	Migrates to three month term SOFR + 5.13% beginning July 1, 2025 until either the early redemption date or the maturity date.
(2)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the early redemption date or the maturity date.

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

The following table presents information regarding commitments outstanding at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Unfunded Commitments Under Lines of Credit	$644,175	$679,064
Letters of Credit	128,158	124,397
Totals	$772,333	$803,461

The Company had outstanding letters of credit with the FHLB of $121.8 million and $103.2 million at March 31, 2025 and December 31, 2024, respectively, on behalf of customers and to secure public deposits.

The ACL for off-balance sheet credit exposures was $3.6 million at both March 31, 2025 and December 31, 2024, and is separately classified on the balance sheet within other liabilities.

The following table presents the balance and activity in the ACL for off-balance sheet credit exposures for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Allowance for Credit Losses:
Beginning Balance	$3,610	$2,985
Recovery of Off-Balance Sheet Credit Exposures	—	(100)
Total Ending Balance	$3,610	$2,885

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of March 31, 2025 and December 31, 2024, there were 6,250 and 30,000 shares, respectively, of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of March 31, 2025 and December 31, 2024, there were 2,192 and 87 shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

In 2023, the Company adopted the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (the “2023 EIP”). Under the 2023 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of March 31, 2025 and December 31, 2024, there were 671,635 and 972,460 shares, respectively, of the Company’s common stock reserved for future grants under the 2023 EIP.

Stock Options

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on an industry index as described below. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account the fact that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Historically, the Company has not paid a dividend on its common stock and does not expect to do so in the near future

The Company used the S&P 600 CM Bank Index as its historical volatility index. The S&P 600 CM Bank Index is an index of publicly traded small capitalization, regional, commercial banks located throughout the United States. There were 59 banks in the index ranging in market capitalization from $600 million up to $5.0 billion.

The weighted average assumptions used in the model for valuing stock options grants for the three months ended March 31, 2025, are as follows:

	March 31,
	2025
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	30.83%
Risk-Free Interest Rate	4.42%

The following table presents a summary of the status of the Company’s outstanding stock options for the three months ended March 31, 2025:

	March 31, 2025
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,860,609	$10.69
Granted	275,000	13.77
Exercised	(15,000)	11.80
Forfeitures	(9,875)	11.79
Outstanding at Period End	2,110,734	$11.08

Options Exercisable at Period End	1,480,608	$10.30

For the three months ended March 31, 2025 and 2024, the Company recognized compensation expense for stock options of $265,000 and $249,000, respectively.

The following table presents information pertaining to options outstanding at March 31, 2025:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$7.00 - 7.99	824,620	$7.47	2.5	824,620	$7.47
8.00 - 8.99	7,461	8.76	5.0	7,461	8.76
10.00 - 10.99	218,875	10.62	8.2	57,249	10.55
11.00 - 11.99	234,500	11.16	7.0	122,375	11.22
12.00 - 12.99	251,028	12.91	4.3	251,028	12.91
13.00 - 13.99	285,000	13.75	9.8	—	—
17.00 - 17.99	289,250	17.50	6.8	217,875	17.50
Totals	2,110,734	$11.08	5.4	1,480,608	$10.30

As of March 31, 2025, there was $3.0 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.8 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the three months ended March 31, 2025:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2024	437,501	$5.18
Granted	275,000	5.83
Vested	(72,500)	5.28
Forfeited	(9,875)	4.58
Nonvested Options at March 31, 2025	630,126	$5.46

Restricted Stock Awards

There was no restricted stock award activity for the three months ended March 31, 2025. Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended March 31, 2025 and 2024, the Company recognized compensation expense for restricted stock awards of $-0- and $8,000, respectively. As of March 31, 2025, there was $-0- of total unrecognized compensation cost related to nonvested restricted stock awards granted.

In addition, during the three months ended March 31, 2025, the Company issued 8,520 shares of unrestricted common stock to non-employee directors, as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to non-employee directors of $118,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the three months ended March 31, 2025:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested at December 31, 2024	415,758	$14.46
Granted	55,355	13.78
Vested	(38,162)	14.07
Forfeited	(6,530)	14.80
Nonvested at March 31, 2025	426,421	$14.40

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended March 31, 2025 and 2024, the Company recognized compensation expense for restricted stock units of $603,000 and $653,000, respectively.

As of March 31, 2025, there was $5.4 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP and 2023 EIP that is expected to be recognized over a weighted-average period of 2.8 years.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of March 31, 2025 and December 31, 2024:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Company (Consolidated):
Total Risk-based Capital	$597,109	13.62%	$350,705	8.00%	$460,300	10.50%	N/A	N/A
Tier 1 Risk-based Capital	462,514	10.55	263,028	6.00	372,624	8.50	N/A	N/A
Common Equity Tier 1 Capital	396,000	9.03	197,271	4.50	306,867	7.00	N/A	N/A
Tier 1 Leverage Ratio	462,514	9.10	203,298	4.00	203,298	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$586,946	13.42%	$349,933	8.00%	$459,287	10.50%	$437,416	10.00%
Tier 1 Risk-based Capital	532,236	12.17	262,450	6.00	371,804	8.50	349,933	8.00
Common Equity Tier 1 Capital	532,236	12.17	196,837	4.50	306,191	7.00	284,321	6.50
Tier 1 Leverage Ratio	532,236	10.49	202,868	4.00	202,868	4.00	253,585	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company (Consolidated):
Total Risk-based Capital	$585,966	13.76%	$340,581	8.00%	$447,013	10.50%	N/A	N/A
Tier 1 Risk-based Capital	453,049	10.64	255,436	6.00	361,867	8.50	N/A	N/A
Common Equity Tier 1 Capital	386,535	9.08	191,577	4.50	298,008	7.00	N/A	N/A
Tier 1 Leverage Ratio	453,049	9.44	191,878	4.00	191,878	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$573,158	13.49%	$340,003	8.00%	$446,254	10.50%	$425,004	10.00%
Tier 1 Risk-based Capital	520,000	12.24	255,002	6.00	361,253	8.50	340,003	8.00
Common Equity Tier 1 Capital	520,000	12.24	191,252	4.50	297,503	7.00	276,253	6.50
Tier 1 Leverage Ratio	520,000	10.86	191,593	4.00	191,593	4.00	239,491	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. There have been no changes in methodologies used as of March 31, 2025. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$172,322	$—	$—	$172,322
Municipal Bonds	—	116,448	—	116,448
Mortgage-Backed Securities	—	251,713	—	251,713
Corporate Securities	—	129,841	—	129,841
U.S. Government Agency Securities	—	21,158	—	21,158
Asset-Backed Securities	—	73,144	—	73,144
Fair Value Swaps	—	6,562	—	6,562
Interest Rate Caps	—	16,712	—	16,712
Interest Rate Swaps	—	10,369	—	10,369
Total Fair Value of Financial Assets	$172,322	$625,947	$—	$798,269
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$7,693	$—	$7,693
Total Fair Value of Financial Liabilities	$—	$7,693	$—	$7,693

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$167,748	$—	$—	$167,748
Municipal Bonds	—	122,265	—	122,265
Mortgage-Backed Securities	—	244,890	—	244,890
Corporate Securities	—	134,186	—	134,186
U.S. Government Agency Securities	—	22,082	—	22,082
Asset-Backed Securities	—	77,076	—	77,076
Fair Value Swaps	—	10,487	—	10,487
Interest Rate Caps	—	19,319	—	19,319
Interest Rate Swaps	—	13,349	—	13,349
Total Fair Value of Financial Assets	$167,748	$643,654	$—	$811,402
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$8,210	$—	$8,210
Total Fair Value of Financial Liabilities	$—	$8,210	$—	$8,210

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

Fair Value Swaps

Fair value swaps are traded in over-the-counter markets where quoted market prices are not readily available. For such fair value swaps, fair value is determined using internally developed models of a third party that uses primarily market observable inputs, such as yield curves and option volatilities, and accordingly are valued using Level 2 inputs.

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

The following tables present net credit losses related to nonrecurring fair value measurements of certain assets at March 31, 2025 and December 31, 2024:

	March 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$7,060	$2,031
Totals	$—	$—	$7,060	$2,031

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$91	$44
Totals	$—	$—	$91	$44

Individually Evaluated Loans

The Company records certain loans at fair value on a non-recurring basis. Individually evaluated loans for which an allowance is established, or a write-down has occurred during the period, based on the fair value of collateral require classification in the fair value hierarchy. The fair value of the loan’s collateral is determined by appraisals, independent valuation and other techniques. When the fair value of the loan’s collateral is based on an observable market price the Company classifies the fair value of the individually evaluated loans within Level 2 of the valuation hierarchy. For loans in which the valuation has unobservable inputs, the Company classifies these within the Level 3 of the valuation hierarchy. As of March 31, 2025, collateral values were estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs, including internally determined values based on cost adjusted for depreciation and customized discounting criteria on appraisals which ranged from 7-25%. Due to the significance of unobservable inputs, fair values of individually evaluated loans have been classified as Level 3.

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

The following tables present the carrying amounts and estimated fair values of financial instruments at March 31, 2025 and December 31, 2024:

	March 31, 2025
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$166,205	$166,205	$—	$—	$166,205
Bank-Owned Certificates of Deposit	4,139	—	4,149	—	4,149
Securities Available for Sale	764,626	172,322	592,304	—	764,626
FHLB Stock, at Cost	18,984	—	18,984	—	18,984
Loans, Net	3,959,092	—	3,874,708	7,060	3,881,768
Accrued Interest Receivable	17,700	—	17,700	—	17,700
Fair Value Swaps	6,562	—	6,562	—	6,562
Interest Rate Caps	16,712	—	16,712	—	16,712
Interest Rate Swaps	10,369	—	10,369	—	10,369

Financial Liabilities:
Deposits	$4,162,457	$—	$4,206,360	$—	$4,206,360
Notes Payable	13,750	—	13,832	—	13,832
FHLB Advances	349,500	—	349,474	—	349,474
Subordinated Debentures	79,766	—	77,857	—	77,857
Accrued Interest Payable	4,525	—	4,525	—	4,525
Interest Rate Swaps	7,693	—	7,693	—	7,693

	December 31, 2024
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$229,760	$229,760	$—	$—	$229,760
Bank-Owned Certificates of Deposit	4,377	—	4,370	—	4,370
Securities Available for Sale	768,247	167,748	600,499	—	768,247
FHLB Stock, at Cost	19,297	—	19,297	—	19,297
Loans, Net	3,809,436	—	3,709,775	91	3,709,866
Accrued Interest Receivable	17,711	—	17,711	—	17,711
Fair Value Swaps	10,487	—	10,487	—	10,487
Interest Rate Caps	19,319	—	19,319	—	19,319
Interest Rate Swaps	13,349	—	13,349	—	13,349

Financial Liabilities:
Deposits	$4,086,767	$—	$4,131,298	$—	$4,131,298
Notes Payable	13,750	—	13,775	—	13,775
FHLB Advances	359,500	—	358,759	—	358,759
Subordinated Debentures	79,670	—	76,056	—	76,056
Accrued Interest Payable	4,008	—	4,008	—	4,008
Interest Rate Swaps	8,210	—	8,210	—	8,210

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at March 31, 2025 and December 31, 2024.

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

Note 14: Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income for the three months ended March 31, 2025 and 2024:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2025
Net Unrealized Gain on Available for Sale Securities	$7,688	$(2,209)	$5,479
Less: Reclassification Adjustment for Net Losses Included in Net Income	(1)	—	(1)
Total Unrealized Gain	7,687	(2,209)	5,478

Net Unrealized Loss on Cash Flow Hedge	(3,042)	874	(2,168)
Less: Reclassification Adjustment for Gains Included in Net Income	(1,832)	527	(1,305)
Total Unrealized Loss	(4,874)	1,401	(3,473)

Other Comprehensive Income	$2,813	$(808)	$2,005

Three Months Ended March 31, 2024
Net Unrealized Gain on Available for Sale Securities	$235	$(67)	$168
Less: Reclassification Adjustment for Net Gains Included in Net Income	(93)	27	(66)
Total Unrealized Gain	142	(40)	102

Net Unrealized Gain on Cash Flow Hedge	5,712	(1,642)	4,070
Less: Reclassification Adjustment for Gains Included in Net Income	(2,303)	661	(1,642)
Total Unrealized Gain	3,409	(981)	2,428

Other Comprehensive Income	$3,551	$(1,021)	$2,530

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2025 and 2024:

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Three Months Ended March 31, 2025
Balance at Beginning of Period	$(27,743)	$14,379	$(13,364)
Other Comprehensive Income (Loss) Before Reclassifications	5,479	(2,168)	3,311
Amounts Reclassified from Accumulated Other Comprehensive Income	(1)	(1,305)	(1,306)
Net Other Comprehensive Income (Loss) During Period	5,478	(3,473)	2,005
Balance at End of Period	$(22,265)	$10,906	$(11,359)

Three Months Ended March 31, 2024
Balance at Beginning of Period	$(31,720)	$13,474	$(18,246)
Other Comprehensive Income Before Reclassifications	168	4,070	4,238
Amounts Reclassified from Accumulated Other Comprehensive Income	(66)	(1,642)	(1,708)
Net Other Comprehensive Income During Period	102	2,428	2,530
Balance at End of Period	$(31,618)	$15,902	$(15,716)

Note 15: Subsequent Events

On April 23, 2025, the Company’s Board of Directors announced a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), payable on June 2, 2025, to shareholders of record on the Series A Preferred Stock at the close of business on May 15, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three months ended March 31, 2025. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2025.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of changes in interest rates;
●	effects on the U.S. economy resulting from the threat or implementation of, or changes to, existing policies and executive orders, including tariffs, immigration policy, regulatory or other governmental agencies, foreign policy, and tax regulations;
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of changes in interest rates;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including the level and impact of inflation, including future monetary policies of the Federal Reserve in response thereto, and possible recession;
●	the effects of developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in several bank failures;
●	credit risk and risks from concentrations (by type of borrower, geographic area, collateral and industry) within the Company’s loan portfolio or large loans to certain borrowers (including CRE loans);
●	the overall health of the local and national real estate market;
●	our ability to successfully manage credit risk;

●	our ability to maintain an adequate level of allowance for credit losses on loans;
●	new or revised accounting standards as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, SEC or Public Company Accounting Oversight Board;
●	the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;
●	our ability to successfully manage liquidity risk, which may increase our dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	our ability to raise additional capital to implement our business plan;
●	our ability to implement our growth strategy and manage costs effectively;
●	the composition of our senior leadership team and our ability to attract and retain key personnel;
●	talent and labor shortages and employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our or our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions, “fintech” companies and digital asset service providers;
●	the effectiveness of our risk management framework;
●	the commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, domestic or foreign;
●	risks related to climate change and the negative impact it may have on our customers and their businesses;
●	the imposition of tariffs or other governmental policies impacting the global supply chain and the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics, acts of war or terrorism or other adverse external events, including ongoing conflicts in the Middle East and the Russian invasion of Ukraine;
●	potential impairment to the goodwill the Company recorded in connection with acquisitions;
●	risks associated with our integration of FMCB, including the possibility that the merger may be more difficult or expensive to integrate than anticipated, and the effect of the merger on the Company’s customer and employee relationships and operating results;
●	changes to U.S. or state tax laws, regulations and governmental policies concerning the Company’s general business, including changes in interpretation or prioritization of such rules and regulations; and
●	any other risks described in the “Risk Factors” sections of reports filed by the Company with the SEC.

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

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared based on the application of certain accounting policies, the most significant of which are described in “Note 1 – Description of the Business and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements included as a part of the Company’s most recent Annual Report on Form 10-K, filed with the SEC on March 6, 2025. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2024. Certain policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect the reported results and financial position for the current period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the future financial condition and results of operations. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company’s Audit Committee.

Recent Developments

On December 13, 2024, the Company's wholly-owned banking subsidiary, Bridgewater Bank, completed its acquisition of FMCB in an all-cash transaction. On the closing date, FMCB merged with and into Bridgewater Bank, with Bridgewater Bank as the surviving entity. The acquisition of FMCB aligns with and accelerates the Company’s strategic priorities, including its focus on continued growth within the Twin Cities market. The acquisition of FMCB added approximately $245.0 million of assets, $225.7 million of deposits, $117.1 million of loans and leases as of December 31, 2024, and two branch locations in Minnetonka, Minnesota. The acquisition also added an investment advisory business that offers nondeposit investment products through a third party arrangement. During the three months ended March 31, 2025, the Company incurred merger-related expenses of $565,000 related to the acquisition. The acquisition may impact comparability between periods.

Operating Results Overview

The following table summarizes certain key financial results as of and for the periods indicated:

	As of and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands, except per share data)	2025	2024	2024	2024	2024
Income Statement
Net Interest Income	$30,208	$26,967	$25,599	$24,996	$24,631
Provision for Credit Losses	1,500	2,175	—	600	750
Noninterest Income	2,079	2,533	1,522	1,763	1,550
Noninterest Expense	18,136	16,812	15,760	15,539	15,189
Net Income	9,633	8,204	8,675	8,115	7,831
Net Income Available to Common Shareholders	8,620	7,190	7,662	7,101	6,818

Per Common Share Data
Basic Earnings Per Share	$0.31	$0.26	$0.28	$0.26	$0.25
Diluted Earnings Per Share	0.31	0.26	0.27	0.26	0.24
Adjusted Diluted Earnings Per Share (1)	0.32	0.27	0.28	0.26	0.24
Book Value Per Share	14.60	14.21	14.06	13.63	13.30
Tangible Book Value Per Share (1)	13.89	13.49	13.96	13.53	13.20
Basic Weighted Average Shares Outstanding	27,568,772	27,459,433	27,382,798	27,386,713	27,691,401
Diluted Weighted Average Shares Outstanding	28,036,506	28,055,532	27,904,910	27,748,184	28,089,805
Shares Outstanding at Period End	27,560,150	27,552,449	27,425,690	27,348,049	27,589,827

Selected Performance Ratios
Return on Average Assets (2)	0.77%	0.68%	0.73%	0.70%	0.69%
Pre-Provision Net Revenue Return on Average Assets (1)(2)	1.13	1.05	0.96	0.94	0.95
Return on Average Shareholders' Equity (2)	8.39	7.16	7.79	7.49	7.35
Return on Average Tangible Common Equity (1)(2)	9.22	7.43	8.16	7.80	7.64
Average Shareholders' Equity to Average Assets	9.18	9.52	9.42	9.37	9.32
Net Interest Margin (3)	2.51	2.32	2.24	2.24	2.24
Core Net Interest Margin (1)(3)	2.37	2.24	2.16	2.17	2.18
Yield on Interest Earning Assets(3)	5.43	5.40	5.48	5.41	5.28
Yield on Total Loans, Gross(3)	5.61	5.55	5.57	5.50	5.38
Cost of Interest Bearing Liabilities	3.82	4.06	4.27	4.19	4.03
Cost of Total Deposits	3.18	3.40	3.58	3.46	3.32
Cost of Funds	3.17	3.38	3.54	3.49	3.34
Efficiency Ratio (1)	55.5	56.8	58.0	58.7	58.2
Noninterest Expense to Average Assets (2)	1.45	1.40	1.33	1.35	1.33

Adjusted Financial Ratios (1)
Adjusted Return on Average Assets	0.80%	0.71%	0.75%	0.70%	0.69%
Adjusted Pre-Provision Net Revenue Return on Average Assets (2)	1.18	1.09	0.98	0.94	0.95
Adjusted Return on Average Shareholders' Equity	8.77	7.49	7.94	7.49	7.35
Adjusted Return on Average Tangible Common Equity	9.68	7.82	8.34	7.80	7.64
Adjusted Efficiency Ratio	53.7	55.2	57.2	58.7	58.2
Adjusted Noninterest Expense to Average Assets	1.41	1.36	1.31	1.35	1.33

Balance Sheet
Total Assets	$5,136,808	$5,066,242	$4,691,517	$4,687,035	$4,723,109
Total Loans, Gross	4,020,076	3,868,514	3,685,590	3,800,385	3,784,205
Deposits	4,162,457	4,086,767	3,747,442	3,807,712	3,807,225
Total Shareholders' Equity	468,975	457,935	452,200	439,241	433,611
Loan to Deposit Ratio	96.6%	94.7%	98.3%	99.8%	99.4%
Core Deposits to Total Deposits (4)	76.2	76.0	71.5	67.9	69.3
Uninsured Deposits to Total Deposits	28.7	27.7	25.0	22.5	26.0

Capital Ratios (Consolidated) (6)
Tier 1 Leverage Ratio	9.10%	9.45%	9.75%	9.66%	9.66%
Common Equity Tier 1 Risk-based Capital Ratio	9.03	9.08	9.79	9.41	9.21
Tier 1 Risk-based Capital Ratio	10.55	10.64	11.44	11.03	10.83
Total Risk-based Capital Ratio	13.62	13.76	14.62	14.16	14.00
Tangible Common Equity to Tangible Assets (1)	7.48	7.36	8.17	7.90	7.72

	As of and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2025	2024	2024	2024	2024
Selected Asset Quality Data
Loans 30-89 Days Past Due	$466	$1,291	$65	$502	$—
Loans 30-89 Days Past Due to Total Loans	0.01%	0.03%	0.00%	0.01%	0.00%
Nonperforming Loans	$10,290	$301	$8,378	$678	$249
Nonperforming Loans to Total Loans	0.26%	0.01%	0.23%	0.02%	0.01%
Nonaccrual Loans to Total Loans	0.26	0.01	0.23	0.02	0.01
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.26	0.01	0.23	0.02	0.01
Foreclosed Assets	$—	$—	$434	$—	$20
Nonperforming Assets (5)	10,290	301	8,812	678	269
Nonperforming Assets to Total Assets (5)	0.20%	0.01%	0.19%	0.01%	0.01%
Allowance for Credit Losses on Loans to Total Loans	1.34	1.35	1.38	1.37	1.36
Allowance for Credit Losses on Loans to Nonaccrual Loans	522.51	17,367.77	608.95	7,662.09	20,621.29
Net Loan Charge-Offs (Annualized) to Average Loans (2)	0.00	0.03	0.10	0.00	0.00
Watchlist/Special Mention Risk Rating Loans	$38,346	$46,581	$31,991	$30,436	$21,624
Substandard Risk Rating Loans	31,587	21,791	31,637	33,908	33,829
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Annualized.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(4)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.
(5)	Nonperforming assets are defined as nonaccrual loans plus 90 days past due plus foreclosed assets.
(6)	Preliminary data. Current period subject to change prior to filing with applicable regulatory filings.

Discussion and Analysis of Results of Operations

Net Income

Net income was $9.6 million for the first quarter of 2025, compared to net income of $7.8 million for the first quarter of 2024. Earnings per diluted common share for the first quarter of 2025 were $0.31, compared to $0.24 per diluted common share for the first quarter of 2024. Adjusted net income, a non-GAAP financial measure, was $10.1 million for the first quarter of 2025, compared to $7.8 million for the first quarter of 2024. Adjusted earnings per diluted common share, a non-GAAP financial measure, for the first quarter of 2025 were $0.32, compared to $0.24 per diluted common share for the first quarter of 2024.

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

Average Balances and Yields

The following table presents, for the three months ended March 31, 2025 and 2024, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. This table is presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	March 31, 2025			March 31, 2024
	Average	Interest	Yield/	Average	Interest	Yield/
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest Earning Assets:
Cash Investments	$205,897	$2,056	4.05%	$75,089	$829	4.44%
Investment Securities:
Taxable Investment Securities	768,591	9,033	4.77	638,509	7,600	4.79
Tax-Exempt Investment Securities (1)	35,549	461	5.26	31,745	400	5.07
Total Investment Securities	804,140	9,494	4.79	670,254	8,000	4.80
Loans (1)(2)	3,899,258	53,979	5.61	3,729,355	49,858	5.38
Federal Home Loan Bank Stock	18,988	435	9.28	18,058	343	7.64
Total Interest Earning Assets	4,928,283	65,964	5.43%	4,492,756	59,030	5.28%
Noninterest Earning Assets	143,163			100,082
Total Assets	$5,071,446			$4,592,838
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$855,564	$8,189	3.88%	$732,186	$7,693	4.23%
Savings and Money Market Deposits	1,302,349	11,935	3.72	896,844	8,781	3.94
Time Deposits	328,902	3,309	4.08	317,595	3,167	4.01
Brokered Deposits	834,866	8,670	4.21	1,014,197	10,549	4.18
Total Interest Bearing Deposits	3,321,681	32,103	3.92	2,960,822	30,190	4.10
Federal Funds Purchased	—	—	—	21,824	304	5.60
Notes Payable	13,750	258	7.60	13,750	295	8.64
FHLB Advances	354,556	2,156	2.47	318,648	2,258	2.85
Subordinated Debentures	79,710	983	5.00	79,328	991	5.02
Total Interest Bearing Liabilities	3,769,697	35,500	3.82%	3,394,372	34,038	4.03%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	767,235			701,175
Other Noninterest Bearing Liabilities	69,106			69,043
Total Noninterest Bearing Liabilities	836,341			770,218
Shareholders' Equity	465,408			428,248
Total Liabilities and Shareholders' Equity	$5,071,446			$4,592,838
Net Interest Income / Interest Rate Spread		30,464	1.61%		24,992	1.25%
Net Interest Margin (3)			2.51%			2.24%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(256)			(361)
Net Interest Income		$30,208			$24,631
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31, 2025
	Compared with
	Three Months Ended March 31, 2024
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$1,299	$(72)	$1,227
Investment Securities:
Taxable Investment Securities	1,466	(33)	1,433
Tax-Exempt Investment Securities	46	15	61
Total Securities	1,512	(18)	1,494
Loans	1,944	2,177	4,121
Federal Home Loan Bank Stock	19	73	92
Total Interest Earning Assets	$4,774	$2,160	$6,934

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$1,118	$(622)	$496
Savings and Money Market Deposits	3,643	(489)	3,154
Time Deposits	88	54	142
Brokered Deposits	(1,949)	70	(1,879)
Total Deposits	2,900	(987)	1,913
Federal Funds Purchased	(304)	—	(304)
Notes Payable	—	(37)	(37)
FHLB Advances	200	(302)	(102)
Subordinated Debentures	(3)	(5)	(8)
Total Interest Bearing Liabilities	2,793	(1,331)	1,462
Net Interest Income	$1,981	$3,491	$5,472

Comparison of Net Interest Margin, Interest Income, and Interest Expense

Net interest income was $30.2 million for the first quarter of 2025, an increase of $5.6 million compared to $24.6 million for the first quarter of 2024. The increase in net interest income was primarily due to growth and higher yields in the securities and loan portfolios and purchase accounting accretion, offset partially by growth in deposits.

Net interest margin (on a fully tax-equivalent basis) for the first quarter of 2025 was 2.51%, a 27 basis point increase from 2.24% in the first quarter of 2024. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and purchase accounting accretion, was 2.37% for the first quarter of 2025, a 19 basis point increase from 2.18% in the first quarter of 2024. The increase in the margin was primarily due to lower costs of deposits, purchase accounting accretion, and higher core loan yields.

Average interest earning assets were $4.93 billion for the first quarter of 2025, an increase of $435.5 million, or 9.7%, compared to $4.49 billion for the first quarter of 2024. This increase in average interest earning assets was primarily due to organic loan growth and the FMCB acquisition. Average interest bearing liabilities were $3.77 billion for the first quarter of 2025, an increase of $375.3 million, or 11.1%, compared to $3.39 billion for the first quarter of

2024. The increase in average interest bearing liabilities was primarily due to deposit growth and deposits acquired, offset partially by a decrease in brokered deposits.

Average interest earning assets produced a tax-equivalent yield of 5.43% for the first quarter of 2025, compared to 5.28% for the first quarter of 2024. The increase in the yield on interest earning assets was primarily due to growth and repricing of the loan portfolio, higher rates paid on FHLB stock, and purchase accounting accretion attributable to the acquisition of FMCB. The average rate paid on interest bearing liabilities was 3.82% for the first quarter of 2025, compared to 4.03% for the first quarter of 2024. The decrease was primarily due to lower rates paid on deposits.

Interest Income. Total interest income, on a tax-equivalent basis, was $66.0 million for the first quarter of 2025, compared to $59.0 million for the first quarter of 2024. The $6.9 million, or 11.7%, increase in total interest income on a tax-equivalent basis was primarily due to growth of the loan portfolio and higher earning asset yields.

Interest income on the investment securities portfolio, on a tax-equivalent basis, increased $1.5 million for the first quarter of 2025, compared to the first quarter of 2024, primarily due to a $133.9 million, or 20.0%, increase in average balances between the two periods primarily attributable to the acquisition of FMCB.

Interest income on loans, on a tax-equivalent basis, was $54.0 million for the first quarter of 2025, compared to $49.9 million for the first quarter of 2024. The $4.1 million increase was primarily due to growth and repricing of the loan portfolio in the higher interest rate environment.

Loan interest income and loan fees remained one of the primary contributing factors to the changes in the yield on interest earning assets. The aggregate loan yield increased to 5.61% in the first quarter of 2025, which was 23 basis points higher than 5.38% in the first quarter of 2024. Core loan yield continued to rise as new loans originated at higher yields and the existing portfolio repriced in the higher interest rate environment.

The following table presents a summary of interest, fees and accretion recognized on loans for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Interest	5.50%	5.47%	5.47%	5.42%	5.31%
Fees	0.07	0.08	0.10	0.08	0.07
Accretion	0.04	—	—	—	—
Yield on Loans	5.61%	5.55%	5.57%	5.50%	5.38%

Interest Expense. Interest expense on interest bearing liabilities was $35.5 million for the first quarter of 2025, an increase of $1.5 million, from $34.0 million for the first quarter of 2024. The increase was primarily due to growth of the deposit portfolio.

Interest expense on deposits was $32.1 million for the first quarter of 2025, an increase of $1.9 million, from $30.2 million for the first quarter of 2024. The increase in interest expense on deposits was primarily due to higher balances in interest bearing transaction, savings and money market, and time deposits. The cost of total deposits was 3.18% in the first quarter of 2025, a 14 basis point decrease, compared to 3.32% in the first quarter of 2024. The decrease was primarily due to the downward repricing of the deposit portfolio and decreased average balance of brokered deposits.

Interest expense on borrowings was $3.4 million for the first quarter of 2025, a decrease of $400,000, compared to $3.8 million for the first quarter of 2024. The decrease was primarily due to a decreased utilization of federal funds purchased and a decrease in the average balance of FHLB advances.

Provision for Credit Losses

The provision for credit losses on loans and leases was $1.5 million for the first quarter of 2025, compared to $850,000 for the first quarter of 2024. The provision for credit losses on loans and leases recorded in the first quarter of 2025 was primarily attributable to increased growth in the loan portfolio. The allowance for credit losses on loans and leases to total loans was 1.34% at March 31, 2025, compared to 1.36% at March 31, 2024.

The following table presents a summary of the activity in the allowance for credit losses on loans and leases for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Balance at Beginning of Period	$52,277	$50,494
Provision for Credit Losses	1,500	850
Charge-offs	(12)	(2)
Recoveries	1	5
Balance at End of Period	$53,766	$51,347

The provision for credit losses for off-balance sheet credit exposures was $-0- for the first quarter of 2025, compared to a negative provision of $100,000 for the first quarter of 2024. No provision was recorded during the first quarter of 2025 due to unfunded commitments remaining stable as the migration to funded loans was offset by the volume of newly originated loans with unfunded commitments. The allowance for credit losses on off-balance sheet credit exposures was $3.6 million as of March 31, 2025 and December 31, 2024.

The following table presents a summary of the activity in the provision for credit losses for the periods indicated:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2025	2024	(Decrease)
Provision for Credit Losses on Loans and Leases	$1,500	$850	$650
Provision for (Recovery of) Credit Losses for Off-Balance Sheet Credit Exposures	—	(100)	100
Provision for Credit Losses	$1,500	$750	$750

Noninterest Income

Noninterest income was $2.1 million for the first quarter of 2025, an increase of $529,000 from $1.6 million for the first quarter of 2024. The increase was primarily due to higher customer service fees, letter of credit fees and investment advisory fees, offset partially by lower gains on sales of securities and other income.

The following table presents the major components of noninterest income for the periods indicated:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2025	2024	(Decrease)
Noninterest Income:
Customer Service Fees	$495	$342	$153
Net Gain on Sales of Securities	1	93	(92)
Letter of Credit Fees	455	316	139
Debit Card Interchange Fees	137	141	(4)
Swap Fees	42	—	42
Bank-Owned Life Insurance	379	301	78
Investment Advisory Fees	325	—	325
Other Income	245	357	(112)
Totals	$2,079	$1,550	$529

Noninterest Expense

Noninterest expense was $18.1 million for the first quarter of 2025, an increase of $2.9 million from $15.2 million for the first quarter of 2024. The increase was primarily attributable to increases in salaries and employee benefits, increased operating costs related to the acquisition, and merger-related expenses, offset partially by a decrease in the FDIC insurance assessment, which resulted from decreased brokered deposits and moderated loan growth.

The Company had 292 full-time equivalent employees at the end of the first quarter of 2025, compared to 255 at the end of the first quarter of 2024. The year-over-year increase was largely driven by the addition of employees from the acquisition of FMCB.

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

The efficiency ratio was 55.5% for the first quarter of 2025, compared to 58.2% for the first quarter of 2024. The Company’s efficiency has remained consistently below the industry median due in part to its “branch-light” model.

The following table presents the major components of noninterest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2025	2024	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$11,371	$9,433	$1,938
Occupancy and Equipment	1,234	1,057	177
FDIC Insurance Assessment	450	875	(425)
Data Processing	619	412	207
Professional and Consulting Fees	994	889	105
Derivative Collateral Fees	451	486	(35)
Information Technology and Telecommunications	971	796	175
Marketing and Advertising	327	322	5
Intangible Asset Amortization	230	9	221
Other Expense	1,489	910	579
Totals	$18,136	$15,189	$2,947

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

Income tax expense was $3.0 million for the first quarter of 2025, compared to $2.4 million for the first quarter of 2024. The effective combined federal and state income tax rate for the first quarter of 2025 was 23.9%, compared to 23.5% for the first quarter of 2024.

Financial Condition

Assets

Total assets at March 31, 2025 were $5.14 billion, an increase of $70.6 million, or 1.4%, over total assets of $5.07 billion at December 31, 2024, and an increase of $413.7 million, or 8.8%, over total assets of $4.72 billion at March 31, 2024. The year-to-date increase was primarily due to growth in the loan portfolio. The year-over-year increase was primarily due to the increase in the loan portfolio driven largely by the acquisition of FMCB in the fourth quarter of 2024.

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

Securities available for sale were $764.6 million at March 31, 2025, a decrease of $3.6 million, or 0.5%, compared to $768.2 million at December 31, 2024.

The following table presents the amortized cost and fair value of securities available for sale, by type, at March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Amortized	Fair		Amortized	Fair
(dollars in thousands)	Cost	Value	Percent	Cost	Value	Percent
U.S. Treasury Securities	$179,987	$172,322	22.5%	$179,835	$167,748	21.8%
U.S Government Agency Securities	21,093	21,158	2.8	22,053	22,082	2.9
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	7,613	7,052	0.9	7,726	7,021	0.8
Issued by FNMA and FHLMC	59,149	57,136	7.5	60,532	57,354	7.5
Other Residential Mortgage-Backed Securities	69,589	61,579	8.1	71,301	61,969	8.1
Commercial Mortgage-Backed Securities	11,037	10,656	1.4	11,084	10,583	1.4
All Other Commercial MBS	114,778	115,290	15.0	109,190	107,963	14.1
Total MBS	262,166	251,713	32.9	259,833	244,890	31.9
Municipal Securities	131,979	116,448	15.2	139,891	122,265	15.9
Corporate Securities	134,079	129,841	17.0	139,161	134,186	17.5
Asset-Backed Securities	73,128	73,144	9.6	76,891	77,076	10.0
Total	$802,432	$764,626	100.0%	$817,664	$768,247	100.0%

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

Total gross loans at March 31, 2025 were $4.02 billion, an increase $151.6 million, or 3.9%, over total gross loans of $3.87 billion at December 31, 2024, and an increase of $235.9 million, or 6.2%, over total gross loans of $3.78 billion at March 31, 2024. The year-to-date increase in the loan portfolio was primarily due to increased loan originations. The year-over-year increase was primarily attributable to increased loan originations and the acquisition of FMCB during the fourth quarter of 2024.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	March 31, 2025		December 31, 2024		September, 30 2024		June 30, 2024		March 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$528,801	13.2%	$497,662	12.9%	$493,403	13.4%	$518,762	13.6%	$483,069	12.8%
Leases	43,958	1.1	44,291	1.1	—	—	—	—	—	—
Construction and Land Development	128,073	3.2	97,255	2.5	118,596	3.2	134,096	3.5	200,970	5.3
1-4 Family Construction	39,438	1.0	41,961	1.1	45,822	1.3	60,551	1.6	65,606	1.7
Real Estate Mortgage:
1-4 Family Mortgage	479,461	11.9	474,383	12.3	421,179	11.4	416,944	11.0	417,773	11.0
Multifamily	1,534,747	38.2	1,425,610	36.9	1,379,814	37.4	1,404,835	37.0	1,389,345	36.7
CRE Owner Occupied	196,080	4.9	191,248	4.9	182,239	5.0	185,988	4.9	182,589	4.8
CRE Nonowner Occupied	1,055,157	26.1	1,083,108	28.0	1,032,142	28.0	1,070,050	28.2	1,035,702	27.4
Total Real Estate Mortgage Loans	3,265,445	81.1	3,174,349	82.1	3,015,374	81.8	3,077,817	81.1	3,025,409	79.9
Consumer and Other	14,361	0.4	12,996	0.3	12,395	0.3	9,159	0.2	9,151	0.3
Total Loans, Gross	4,020,076	100.0%	3,868,514	100.0%	3,685,590	100.0%	3,800,385	100.0%	3,784,205	100.0%
Allowance for Credit Losses	(53,766)		(52,277)		(51,018)		(51,949)		(51,347)
Net Deferred Loan Fees	(7,218)		(6,801)		(5,705)		(6,214)		(6,356)
Total Loans, Net	$3,959,092		$3,809,436		$3,628,867		$3,742,222		$3,726,502

The Company primarily focuses on real estate mortgage lending, which constituted 81.2% of the portfolio at March 31, 2025. The composition of the portfolio has remained relatively consistent with prior periods, and the Company does not expect any significant changes in the composition of the loan portfolio or the emphasis on real estate lending in the foreseeable future.

As of March 31, 2025, investor CRE loans totaled $2.76 billion, consisting of $1.06 billion of loans secured by nonowner occupied CRE, $1.53 billion of loans secured by multifamily residential properties, $39.4 million of 1-4 family construction loans and $128.1 million of construction and land development loans. Investor CRE loans represented 68.6% of the total gross loan portfolio and 469.8% of the Bank’s total risk-based capital at March 31, 2025, compared to 68.4% and 462.0%, respectively, at December 31, 2024.

The following table provides a breakdown of CRE nonowner occupied loans by collateral types as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
		Percent of	Percent of		Percent of	Percent of
		CRE Nonowner	Total Loan		CRE Nonowner	Total Loan
(dollars in thousands)	Balance	Occupied Portfolio	Portfolio	Balance	Occupied Portfolio	Portfolio
Collateral Type:
Industrial	$279,691	26.5%	7.0%	$285,594	26.4%	7.4%
Office	199,466	18.9	5.0	191,638	17.7	5.0
Retail	168,810	16.0	4.2	172,530	15.9	4.5
Mini Storage Facility	110,406	10.5	2.7	111,705	10.3	2.9
Medical Office	95,984	9.1	2.4	110,486	10.2	2.9
Nursing/Assisted Living	93,018	8.8	2.3	108,452	10.0	2.8
Other	107,782	10.2	2.5	102,703	9.5	2.5
Total CRE Nonowner Occupied	$1,055,157	100.0%	26.1%	$1,083,108	100.0%	28.0%

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$201,897	$251,637	$72,388	$2,879
Leases	4,798	38,378	782	—
Construction and Land Development	66,880	60,877	316	—
1-4 Family Construction	36,834	2,403	201	—
Real Estate Mortgage:
1-4 Family Mortgage	80,030	304,230	66,631	28,570
Multifamily	275,471	693,348	502,253	63,675
CRE Owner Occupied	5,885	119,358	66,176	4,661
CRE Nonowner Occupied	260,608	597,589	196,162	798
Total Real Estate Mortgage Loans	621,994	1,714,525	831,222	97,704
Consumer and Other	8,206	5,810	155	190
Total Loans, Gross	$940,609	$2,073,630	$905,064	$100,773
Interest Rate Sensitivity:
Fixed Interest Rates	$625,535	$1,587,247	$477,191	$30,368
Floating or Adjustable Rates	315,074	486,383	427,873	70,405
Total Loans, Gross	$940,609	$2,073,630	$905,064	$100,773

	As of December 31, 2024
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$170,588	$248,695	$75,467	$2,912
Leases	4,998	38,641	652	—
Construction and Land Development	53,373	42,002	1,880	—
1-4 Family Construction	38,996	2,764	201	—
Real Estate Mortgage:
1-4 Family Mortgage	74,914	297,516	76,647	25,306
Multifamily	206,913	637,012	513,194	68,491
CRE Owner Occupied	4,704	112,223	69,742	4,579
CRE Nonowner Occupied	264,947	602,380	214,971	810
Total Real Estate Mortgage Loans	551,478	1,649,131	874,554	99,186
Consumer and Other	8,813	3,776	174	233
Total Loans, Gross	$828,246	$1,985,009	$952,928	$102,331
Interest Rate Sensitivity:
Fixed Interest Rates	$580,854	$1,622,161	$475,264	$32,271
Floating or Adjustable Rates	247,392	362,848	477,664	70,060
Total Loans, Gross	$828,246	$1,985,009	$952,928	$102,331

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

The following table presents information on loan classifications at March 31, 2025. The Company had no assets classified as doubtful or loss at March 31, 2025.

	Risk Category
(dollars in thousands)	Watch/Special Mention	Substandard	Total
Commercial	$2,002	$12,726	$14,728
Leases	—	34	34
Construction and Land Development	—	52	52
Real Estate Mortgage:
1-4 Family Mortgage	813	1,039	1,852
Multifamily	22,775	1,033	23,808
CRE Owner Occupied	4,638	954	5,592
CRE Nonowner Occupied	8,118	15,749	23,867
Total Real Estate Mortgage Loans	36,344	18,775	55,119
Totals	$38,346	$31,587	$69,933

Loans that have potential weaknesses that warranted a watch or special mention risk rating at March 31, 2025 totaled $38.3 million, compared to $46.6 million at December 31, 2024. Loans that warranted a substandard risk rating at March 31, 2025 totaled $31.6 million, compared to $21.8 million at December 31, 2024. Management continues to actively work with these borrowers and closely monitor substandard credits.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonaccrual loans totaled $10.3 million as of March 31, 2025 and $301,000 as of December 31, 2024. There were no loans 90 days past due and still accruing as of March 31, 2025 or December 31, 2024. There were also no foreclosed assets as of March 31, 2025 and December 31, 2024.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Total Nonaccrual Loans	$10,290	$301
Total Nonperforming Loans	$10,290	$301
Total Nonperforming Assets (1)	$10,290	$301
Nonaccrual Loans to Total Loans	0.26%	0.01%
Nonperforming Loans to Total Loans	0.26	0.01
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.26	0.01
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing or modified accruing loans for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, to place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for credit losses on loans is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans for three months ended March 31, 2025 and 2024 was $173,000 and $13,000, respectively.

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

At March 31, 2025, the allowance for credit losses on loans and leases was $53.8 million, an increase of $1.5 million from $52.3 million at December 31, 2024. Net charge-offs (recoveries) totaled $11,000 during the first quarter of 2025 and ($3,000) during the first quarter of 2024. The allowance for credit losses on loans and leases as a percentage of total loans was 1.34% at March 31, 2025 and 1.35% at December 31, 2024.

The following table presents a summary of net charge-offs for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Net Charge-offs (Recoveries)
Commercial	$—	$(3)
Real Estate Mortgage:
1-4 Family Mortgage	—	(1)
Total Real Estate Mortgage Loans	—	(1)
Consumer and Other	11	1
Total Net Charge-offs (Recoveries)	$11	$(3)
Net Charge-offs to Average Loans
Commercial	0.00%	0.00%
Real Estate Mortgage:
1-4 Family Mortgage	0.00	0.00
Total Real Estate Mortgage Loans	0.00	0.00
Consumer and Other	0.33	0.04
Total Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.00%	0.00%
Gross Loans, End of Period	$4,020,076	$3,784,205
Average Loans	3,899,258	3,729,355
Allowance for Credit Losses to Total Gross Loans	1.34%	1.36%

The following table presents a summary of the allocation of the allowance for credit losses on loans by loan portfolio segment as of the dates indicated:

	March 31,		December 31,
	2025		2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$5,847	10.9%	$5,630	10.8%
Leases	365	0.7	368	0.7
Construction and Land Development	1,075	2.0	866	1.7
1-4 Family Construction	292	0.5	331	0.6
Real Estate Mortgage:
1 - 4 Family Mortgage	2,585	4.8	2,795	5.3
Multifamily	23,927	44.5	23,120	44.2
CRE Owner Occupied	1,226	2.3	1,290	2.5
CRE Nonowner Occupied	18,314	34.0	17,735	33.9
Total Real Estate Mortgage Loans	46,052	85.6	44,940	85.9
Consumer and Other	135	0.3	142	0.3
Total Allowance for Credit Losses	$53,766	100.0%	$52,277	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	March 31, 2025		December 31, 2024		September 30, 2024		June 30, 2024		March 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$791,528	19.0%	$800,763	19.6%	$713,309	19.0%	$705,175	18.5%	$698,432	18.3%
Interest Bearing Transaction Deposits	840,378	20.2	862,242	21.1	805,756	21.5	752,568	19.8	783,736	20.6
Savings and Money Market Deposits	1,372,191	33.0	1,259,503	30.8	980,345	26.2	943,994	24.8	979,773	25.7
Time Deposits	326,821	7.8	338,506	8.3	347,080	9.3	373,713	9.8	352,510	9.3
Brokered Deposits	831,539	20.0	825,753	20.2	900,952	24.0	1,032,262	27.1	992,774	26.1
Total Deposits	$4,162,457	100.0%	$4,086,767	100.0%	$3,747,442	100.0%	$3,807,712	100.0%	$3,807,225	100.0%

Total deposits at March 31, 2025 were $4.16 billion, an increase of $75.7 million, or 1.9%, compared to total deposits of $4.09 billion at December 31, 2024, and an increase of $355.2 million, or 9.3%, over total deposits of $3.81 billion at March 31, 2024. Core deposits, defined as total deposits excluding brokered deposits and time deposits greater than $250,000, increased $63.7 million, or 8.3% annualized, from December 31, 2024. Growth in core deposits was primarily due to both increased balances of existing clients and new client acquisitions. Based on the nature of the Company’s client base, management believes core deposits could fluctuate in future periods as deposit growth is not always linear.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. As of March 31, 2025, total brokered deposits were $831.5 million, an increase of $5.7 million, compared to total brokered deposits of $825.8 million at December 31, 2024. Brokered deposits continue to be used as a supplemental funding source, as needed, to support loan portfolio growth.

The following table presents the average balance and average rate paid on each of the following deposit categories as of and for the three months ended March 31, 2025 and 2024:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$767,235	—%	$701,175	—%
Interest Bearing Transaction Deposits	855,564	3.88	732,186	4.23
Savings and Money Market Deposits	1,302,349	3.72	896,844	3.94
Time Deposits < $250,000	177,281	3.71	169,622	3.40
Time Deposits > $250,000	151,620	4.52	147,973	4.71
Brokered Deposits	834,866	4.21	1,014,197	4.18
Total Deposits	$4,088,915	3.18%	$3,661,997	3.32%

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.20 billion, or 29.0% of total deposits, at March 31, 2025 and $1.14 billion, or 28% of total deposits, at December 31, 2024. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Other Borrowings

At March 31, 2025, the Company had outstanding FHLB advances of $349.5 million, compared to $359.5 million at December 31, 2024. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $537.8 million and $483.2 million at March 31, 2025 and December 31, 2024, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. The maximum principal amount of the revolving line of credit is $40.0 million, and the facility matures on September 1, 2026. As of both March 31, 2025 and December 31, 2024, the Company had $13.8 million of outstanding balances under the revolving line of credit and two outstanding letters of credit totaling $6.4 million under this facility.

Additionally, the Company has borrowing capacity from other sources. As of March 31, 2025, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $990.1 million and $925.8 million at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company had no outstanding advances from the discount window.

Subordinated Debentures

As of March 31, 2025 and December 31, 2024, the Company had subordinated debentures, net of issuance costs, of $79.8 million and $79.7 million, respectively.

For additional information, see “Note 9 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at March 31, 2025:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$3,144,584	$—	$—	$—	$3,144,584
Time Deposits	595,406	324,416	98,051	—	1,017,873
Notes Payable	—	13,750	—	—	13,750
FHLB Advances	263,000	66,500	20,000	—	349,500
Subordinated Debentures	—	—	—	80,000	80,000
Commitment to Fund Tax Credit Investments	2,881	—	—	—	2,881
Operating Lease Obligations	579	658	244	—	1,481
Totals	$4,006,450	$405,324	$118,295	$80,000	$4,610,069

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

Capital

Total shareholders’ equity at March 31, 2025 was $469.0 million, an increase of $11.0 million, or 2.4%, compared to total shareholders’ equity of $457.9 million at December 31, 2024. The increase was primarily due to net income retained and a decrease in unrealized losses in the securities portfolio, offset partially by a decrease in unrealized gains in the derivatives portfolio, preferred stock dividends, and stock repurchases.

Tangible book value per share, a non-GAAP financial measure, was $13.89 as of March 31, 2025, an increase of 3.0% from $13.49 as of December 31, 2024. Tangible common equity as a percentage of tangible assets, a non-GAAP financial measure, was 7.48% at March 31, 2025, compared to 7.36% at December 31, 2024.

Stock Repurchase Program. During the three months ended March 31, 2025, the Company repurchased 45,005 shares of its common stock, representing 0.16% of the Company’s issued and outstanding shares as of March 31, 2025. Shares were repurchased during this period at a weighted average price of $13.81 per share, for a total of $621,000. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares.

On July 23, 2024, the Company’s Board of Directors extended the expiration date of the Company’s previously announced stock repurchase program (the “2022 Stock Repurchase Program”) from August 16, 2024 to August 20, 2025. As of March 31, 2025, the remaining amount that could be used to repurchase shares under the stock repurchase program was $14.7 million. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital. The 2022 Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. The number, timing and price of shares repurchased will depend on a number of factors, including business and market conditions, regulatory requirements, availability of funds, and other factors, including opportunities to deploy the Company’s capital. The Company may, in its discretion, begin, suspend, or terminate repurchases at any time prior to the program’s expiration, without any prior notice.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of March 31, 2025. The regulatory capital ratios necessary for the Company and the Bank to meet minimum capital adequacy standards, and for the Bank to be considered well capitalized under the prompt corrective action framework, are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios as of the dates indicated are presented in the following tables:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Company (Consolidated):
Total Risk-based Capital	$597,109	13.62%	$350,705	8.00%	$460,300	10.50%	N/A	N/A
Tier 1 Risk-based Capital	462,514	10.55	263,028	6.00	372,624	8.50	N/A	N/A
Common Equity Tier 1 Capital	396,000	9.03	197,271	4.50	306,867	7.00	N/A	N/A
Tier 1 Leverage Ratio	462,514	9.10	203,298	4.00	203,298	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$586,946	13.42%	$349,933	8.00%	$459,287	10.50%	$437,416	10.00%
Tier 1 Risk-based Capital	532,236	12.17	262,450	6.00	371,804	8.50	349,933	8.00
Common Equity Tier 1 Capital	532,236	12.17	196,837	4.50	306,191	7.00	284,321	6.50
Tier 1 Leverage Ratio	532,236	10.49	202,868	4.00	202,868	4.00	253,585	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company (Consolidated):
Total Risk-based Capital	$585,966	13.76%	$340,581	8.00%	$447,013	10.50%	N/A	N/A
Tier 1 Risk-based Capital	453,049	10.64	255,436	6.00	361,867	8.50	N/A	N/A
Common Equity Tier 1 Capital	386,535	9.08	191,577	4.50	298,008	7.00	N/A	N/A
Tier 1 Leverage Ratio	453,049	9.44	191,878	4.00	191,878	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$573,158	13.49%	$340,003	8.00%	$446,254	10.50%	$425,004	10.00%
Tier 1 Risk-based Capital	520,000	12.24	255,002	6.00	361,253	8.50	340,003	8.00
Common Equity Tier 1 Capital	520,000	12.24	191,252	4.50	297,503	7.00	276,253	6.50
Tier 1 Leverage Ratio	520,000	10.86	191,593	4.00	191,593	4.00	239,491	5.00

Regulations include a capital conservation buffer of 2.5% that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At March 31, 2025, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represented credit risk as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$170,244	$473,931	$174,273	$504,791
Letters of Credit	8,537	119,621	9,012	115,385
Totals	$178,781	$593,552	$183,285	$620,176

The Company had outstanding letters of credit with the FHLB of $121.8 million and $103.2 million at March 31, 2025 and December 31, 2024, respectively, on behalf of customers and to secure public deposits.

Liquidity

Liquidity is the Company’s capacity to meet cash and collateral obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on the Company’s ability to efficiently meet both expected and unexpected cash flow and collateral needs without adversely affecting either daily operations or financial condition. The Bank’s Asset Liability Management, or ALM, Committee, is responsible for managing commitments to meet the needs of customers while achieving the Company’s financial objectives. The ALM Committee meets regularly to review balance sheet composition, funding capacities, and current and forecasted loan demand.

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

Total on- and off-balance sheet liquidity was $2.36 billion as of March 31, 2025, compared to $2.30 billion at December 31, 2024.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	March 31, 2025	December 31, 2024
(dollars in thousands)
Cash and Cash Equivalents	$135,520	$188,884
Securities Available for Sale	764,626	768,247
Less: Pledged Securities	(290,712)	(289,903)
Total Primary Liquidity	$609,434	$667,228
Ratio of Primary Liquidity to Total Deposits	14.6%	16.3%

Secondary Liquidity—Off-Balance Sheet
(dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$537,833	$483,245
Net Secured Borrowing Capacity with the Federal Reserve Bank	990,093	925,798
Unsecured Borrowing Capacity with Correspondent Lenders	200,000	200,000
Secured Borrowing Capacity with Correspondent Lender	19,855	19,855
Total Secondary Liquidity	1,747,781	1,628,898
Total Primary and Secondary Liquidity	$2,357,215	$2,296,126
Ratio of Primary and Secondary Liquidity to Total Deposits	56.6%	56.2%

During the three months ended March 31, 2025, primary liquidity decreased by $57.8 million due to a $53.4 million decrease in cash and cash equivalents, a $3.6 million decrease in securities available for sale, and an $809,000 increase in pledged securities, when compared to December 31, 2024. Secondary liquidity increased by $118.9 million as of March 31, 2025, when compared to December 31, 2024, due to a $64.3 million increase in the borrowing capacity with the Federal Reserve Bank and a $54.6 million increase in the borrowing capacity with the FHLB.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At March 31, 2025, core deposits totaled approximately $3.17 billion and represented 76.2% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At March 31, 2025, brokered deposits totaled $831.5 million, consisting of $691.0 million of brokered time deposits and $140.5 million of non-maturity brokered money market and transaction accounts. At December 31, 2024, brokered deposits totaled $825.8 million, consisting of $698.3 million of brokered time deposits and $127.4 million of non-maturity brokered money market and transaction accounts.

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

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2025	2024	2024	2024	2024

Pre-Provision Net Revenue
Noninterest Income	$2,079	$2,533	$1,522	$1,763	$1,550
Less: (Gain) Loss on Sales of Securities	(1)	—	28	(320)	(93)
Total Operating Noninterest Income	2,078	2,533	1,550	1,443	1,457
Plus: Net Interest Income	30,208	26,967	25,599	24,996	24,631
Net Operating Revenue	$32,286	$29,500	$27,149	$26,439	$26,088

Noninterest Expense	$18,136	$16,812	$15,760	$15,539	$15,189
Total Operating Noninterest Expense	$18,136	$16,812	$15,760	$15,539	$15,189

Pre-Provision Net Revenue	$14,150	$12,688	$11,389	$10,900	$10,899

Plus:
Non-Operating Revenue Adjustments	1	—	(28)	320	93
Less:
Provision for (Recovery of) Credit Losses	1,500	2,175	—	600	750
Provision for Income Taxes	3,018	2,309	2,686	2,505	2,411
Net Income	$9,633	$8,204	$8,675	$8,115	$7,831

Average Assets	$5,071,446	$4,788,036	$4,703,804	$4,646,517	$4,592,838
Pre-Provision Net Revenue Return on Average Assets	1.13%	1.05%	0.96%	0.94%	0.95%

Adjusted Pre-Provision Net Revenue
Net Operating Revenue	$32,286	$29,500	$27,149	$26,439	$26,088

Noninterest Expense	$18,136	$16,812	$15,760	$15,539	$15,189
Less: Merger-related Expenses	(565)	(488)	(224)	—	—
Adjusted Total Operating Noninterest Expense	$17,571	$16,324	$15,536	$15,539	$15,189

Adjusted Pre-Provision Net Revenue	$14,715	$13,176	$11,613	$10,900	$10,899
Adjusted Pre-Provision Net Revenue Return on Average Assets	1.18%	1.09%	0.98%	0.94%	0.95%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2025	2024	2024	2024	2024

Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$30,464	$27,254	$25,905	$25,288	$24,992
Less:
Loan Fees	(719)	(747)	(968)	(767)	(608)
Purchase Accounting Accretion:
Loan Accretion	(342)	—	—	—	—
Bond Accretion	(578)	(91)	—	—	—
Bank-Owned Certificates of Deposit Accretion	(7)	—	—	—	—
Deposit Certificates of Deposit Accretion	(38)	—	—	—	—
Total Purchase Accounting Accretion	(965)	(91)	—	—	—

Core Net Interest Income (Tax-equivalent Basis)	$28,780	$26,416	$24,937	$24,521	$24,384

Average Interest Earning Assets	$4,928,283	$4,682,841	$4,595,521	$4,545,920	$4,492,756
Core Net Interest Margin	2.37%	2.24%	2.16%	2.17%	2.18%

Core Loan Yield
Loan Interest Income (Tax-equivalent Basis)	$53,979	$52,078	$52,118	$51,592	$49,858
Less:
Loan Fees	(719)	(747)	(968)	(767)	(608)
Loan Accretion	(342)	—	—	—	—
Core Loan Interest Income	$52,918	$51,331	$51,150	$50,825	$49,250

Average Loans	$3,899,258	$3,730,532	$3,721,654	$3,771,768	$3,729,355
Core Loan Yield	5.50%	5.47%	5.47%	5.42%	5.31%

Efficiency Ratio
Noninterest Expense	$18,136	$16,812	$15,760	$15,539	$15,189
Less: Amortization of Intangible Assets	(230)	(52)	(9)	(8)	(9)
Adjusted Noninterest Expense	$17,906	$16,760	$15,751	$15,531	$15,180

Net Interest Income	$30,208	$26,967	$25,599	$24,996	$24,631
Noninterest Income	2,079	2,533	1,522	1,763	1,550
Less: Gain (Loss) on Sales of Securities	(1)	—	28	(320)	(93)
Adjusted Operating Revenue	$32,286	$29,500	$27,149	$26,439	$26,088
Efficiency Ratio	55.5%	56.8%	58.0%	58.7%	58.2%

Adjusted Efficiency Ratio
Noninterest Expense	$18,136	$16,812	$15,760	$15,539	$15,189
Less: Amortization of Intangible Assets	(230)	(52)	(9)	(8)	(9)
Less: Merger-related Expenses	(565)	(488)	(224)	—	—
Adjusted Noninterest Expense	$17,341	$16,272	$15,527	$15,531	$15,180

Net Interest Income	$30,208	$26,967	$25,599	$24,996	$24,631
Noninterest Income	2,079	2,533	1,522	1,763	1,550
Less: (Gain) Loss on Sales of Securities	(1)	—	28	(320)	(93)
Adjusted Operating Revenue	$32,286	$29,500	$27,149	$26,439	$26,088
Adjusted Efficiency Ratio	53.7%	55.2%	57.2%	58.7%	58.2%

Adjusted Noninterest Expense to Average Assets (Annualized)
Noninterest Expense	$18,136	$16,812	$15,760	$15,539	$15,189
Less: Merger-related Expenses	(565)	(488)	(224)	—	—
Adjusted Noninterest Expense	$17,571	$16,324	$15,536	$15,539	$15,189

Average Assets	$5,071,446	$4,788,036	$4,703,804	$4,646,517	$4,592,838
Adjusted Noninterest Expense to Average Assets (Annualized)	1.41%	1.36%	1.31%	1.35%	1.33%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2025	2024	2024	2024	2024

Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$468,975	$457,935	$452,200	$439,241	$433,611
Less: Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Total Common Shareholders' Equity	402,461	391,421	385,686	372,727	367,097
Less: Intangible Assets	(19,602)	(19,832)	(2,789)	(2,797)	(2,806)
Tangible Common Equity	$382,859	$371,589	$382,897	$369,930	$364,291

Total Assets	$5,136,808	$5,066,242	$4,691,517	$4,687,035	$4,723,109
Less: Intangible Assets	(19,602)	(19,832)	(2,789)	(2,797)	(2,806)
Tangible Assets	$5,117,206	$5,046,410	$4,688,728	$4,684,238	$4,720,303
Tangible Common Equity/Tangible Assets	7.48%	7.36%	8.17%	7.90%	7.72%

Tangible Book Value Per Share
Book Value Per Common Share	$14.60	$14.21	$14.06	$13.63	$13.30
Less: Effects of Intangible Assets	(0.71)	(0.72)	(0.10)	(0.10)	(0.10)
Tangible Book Value Per Common Share	$13.89	$13.49	$13.96	$13.53	$13.20

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$8,620	$7,190	$7,662	$7,101	$6,818

Average Shareholders' Equity	$465,408	$455,949	$443,077	$435,585	$428,248
Less: Average Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Average Common Equity	398,894	389,435	376,563	369,071	361,734
Less: Effects of Average Intangible Assets	(19,738)	(4,412)	(2,794)	(2,802)	(2,811)
Average Tangible Common Equity	$379,156	$385,023	$373,769	$366,269	$358,923
Return on Average Tangible Common Equity	9.22%	7.43%	8.16%	7.80%	7.64%

Adjusted Diluted Earnings Per Common Share
Net Income Available to Common Shareholders	$8,620	$7,190	$7,662	$7,101	$6,818
Add: Merger-related Expenses	565	488	224	—	—
Less: Tax Impact	(135)	(107)	(53)	—	—
Net Income Available to Common Shareholders, Excluding Impact of Merger-related Expenses	$9,050	$7,571	$7,833	$7,101	$6,818

Diluted Weighted Average Shares Outstanding	28,036,506	28,055,532	27,904,910	27,748,184	28,089,805
Adjusted Diluted Earnings Per Common Share	$0.32	$0.27	$0.28	$0.26	$0.24

Adjusted Return on Average Assets
Net Income	$9,633	$8,204	$8,675	$8,115	$7,831
Add: Merger-related Expenses	565	488	224	—	—
Less: Tax Impact	(135)	(107)	(53)	—	—
Net Income, Excluding Impact of Merger-related Expenses	$10,063	$8,585	$8,846	$8,115	$7,831

Average Assets	$5,071,446	$4,788,036	$4,703,804	$4,646,517	$4,592,838
Adjusted Return on Average Assets	0.80%	0.71%	0.75%	0.70%	0.69%

Adjusted Return on Average Shareholders' Equity
Net Income, Excluding Impact of Merger-related Expenses	$10,063	$8,585	$8,846	$8,115	$7,831

Average Shareholders' Equity	$465,408	$455,949	$443,077	$435,585	$428,248
Adjusted Return on Average Shareholders' Equity	8.77%	7.49%	7.94%	7.49%	7.35%

Adjusted Return on Average Tangible Common Equity
Net Income Available to Common Shareholders, Excluding Impact of Merger-related Expenses	$9,050	$7,571	$7,833	$7,101	$6,818

Average Tangible Common Equity	$379,156	$385,023	$373,769	$366,269	$358,923
Adjusted Return on Average Tangible Common Equity	9.68%	7.82%	8.34%	7.80%	7.64%

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

The Company has entered into certain hedging transactions including fair value swaps and interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. These cash flow hedges had a total notional amount of $263.0 million and $303.0 million at March 31, 2025 and December 31, 2024, respectively. Fair value hedge relationships mitigate exposure to changes in the fair value of a recognized asset or value. The Company utilizes fair value hedges to manage fair value exposure for the U.S. treasury security portfolio. At March 31, 2025 and December 31, 2024, these fair value hedges had a total notional amount of $145.9 million. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2025 and December 31, 2024 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, 300, and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points.

(dollars in thousands)	March 31, 2025		December 31, 2024
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$127,095	(10.67)%	$130,390	(6.00)%
+300	131,042	(7.89)	132,605	(4.40)
+200	134,692	(5.33)	134,355	(3.14)
+100	138,455	(2.68)	136,411	(1.66)
0	142,270	—	138,708	—
−100	147,934	3.98	143,038	3.12
−200	154,776	8.79	147,997	6.70
−300	162,521	14.23	153,515	10.67
−400	168,929	18.74	158,778	14.47

The table above indicates that as of March 31, 2025, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 10.67% decrease in net interest income. In the event of an immediate 400 basis point decrease in interest rates, the Company would experience an 18.74% increase in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2025, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1.A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the first quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2025	225	$13.43	—	$15,281,253
February 1 - 28, 2025	8,571	13.78	—	15,281,253
March 1 - 31, 2025	45,185	13.81	45,005	14,659,825
Total	53,981	$13.00	45,005	$14,659,825
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock and stock options. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.

(2)	On August 17, 2022, the Company’s board of directors approved the 2022 Stock Repurchase Program, which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. On July 23, 2024, the Company’s board of directors extended the expiration date of the 2022 Stock Repurchase Program from August 16, 2024 to August 20, 2025. The 2022 Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the 2022 Stock Repurchase Program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the 2022 Stock Repurchase Program’s expiration, without any prior notice.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
10.1

Third Amendment to Loan and Security Agreement, dated as of September 1, 2024, by and between Bridgewater Bancshares, Inc., as Borrower, and ServisFirst Bank, as Lender (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on September 6, 2024)

10.2

Amended and Restated Revolving Note, dated as of September 1, 2024, made by Bridgewater Bancshares, Inc., as Borrower, to and in favor of ServisFirst Bank, as Lender (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on September 6, 2024)

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended March 31, 2025 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: May 1, 2025	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	President and Chief Financial Officer (Principal Financial Officer)