Form 10-Q
period 2025-06-30
Bridgewater Bancshares Inc
filed 2025-07-31
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the Common Stock outstanding as of July 29, 2025 was 27,482,534.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$217,495	$229,760
Bank-Owned Certificates of Deposit	3,897	4,377
Securities Available for Sale, at Fair Value	743,889	768,247
Loans, Net of Allowance for Credit Losses of $55,765 at June 30, 2025 (unaudited) and $52,277 at December 31, 2024	4,082,405	3,809,436
Federal Home Loan Bank (FHLB) Stock, at Cost	21,472	19,297
Premises and Equipment, Net	49,979	49,533
Foreclosed Assets	185	—
Accrued Interest	17,711	17,711
Goodwill	11,982	11,982
Other Intangible Assets, Net	7,390	7,850
Bank-Owned Life Insurance	45,413	44,646
Other Assets	94,855	103,403
Total Assets	$5,296,673	$5,066,242

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$787,868	$800,763
Interest Bearing	3,448,874	3,286,004
Total Deposits	4,236,742	4,086,767
Notes Payable	13,750	13,750
FHLB Advances	404,500	359,500
Subordinated Debentures, Net of Issuance Costs	108,689	79,670
Accrued Interest Payable	4,110	4,008
Other Liabilities	52,600	64,612
Total Liabilities	4,820,391	4,608,307

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at June 30, 2025 (unaudited) and December 31, 2024	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,470,283 at June 30, 2025 (unaudited) and 27,552,449 at December 31, 2024	275	276
Additional Paid-In Capital	95,174	95,088
Retained Earnings	328,547	309,421
Accumulated Other Comprehensive Loss	(14,228)	(13,364)
Total Shareholders' Equity	476,282	457,935
Total Liabilities and Equity	$5,296,673	$5,066,242

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
INTEREST INCOME
Loans, Including Fees	$57,888	$51,385	$111,708	$100,966
Investment Securities	9,200	8,177	18,597	16,093
Other	2,110	1,316	4,601	2,488
Total Interest Income	69,198	60,878	134,906	119,547

INTEREST EXPENSE
Deposits	32,497	31,618	64,600	61,808
Federal Funds Purchased	16	853	16	1,157
Notes Payable	260	296	518	591
FHLB Advances	2,852	2,125	5,008	4,383
Subordinated Debentures	1,121	990	2,104	1,981
Total Interest Expense	36,746	35,882	72,246	69,920

NET INTEREST INCOME	32,452	24,996	62,660	49,627
Provision for Credit Losses	2,000	600	3,500	1,350

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	30,452	24,396	59,160	48,277

NONINTEREST INCOME
Customer Service Fees	496	366	991	708
Net Gain on Sales of Available for Sale Securities	474	320	475	413
Letter of Credit Fees	323	387	778	703
Debit Card Interchange Fees	152	155	289	296
Swap Fees	938	—	980	—
Bank-Owned Life Insurance	387	312	766	613
FHLB Prepayment Income	301	—	301	—
Investment Advisory Fees	213	—	538	—
Other Income	343	223	588	580
Total Noninterest Income	3,627	1,763	5,706	3,313

NONINTEREST EXPENSE
Salaries and Employee Benefits	11,363	9,675	22,734	19,108
Occupancy and Equipment	1,274	1,092	2,508	2,149
FDIC Insurance Assessment	750	725	1,200	1,600
Data Processing	625	472	1,244	884
Professional and Consulting Fees	1,110	852	2,104	1,741
Derivative Collateral Fees	372	528	823	1,014
Information Technology and Telecommunications	971	812	1,942	1,608
Marketing and Advertising	435	317	762	639
Intangible Asset Amortization	230	8	460	17
Other Expense	1,811	1,058	3,300	1,968
Total Noninterest Expense	18,941	15,539	37,077	30,728

INCOME BEFORE INCOME TAXES	15,138	10,620	27,789	20,862
Provision for Income Taxes	3,618	2,505	6,636	4,916
NET INCOME	11,520	8,115	21,153	15,946
Preferred Stock Dividends	(1,014)	(1,014)	(2,027)	(2,027)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$10,506	$7,101	$19,126	$13,919

EARNINGS PER SHARE
Basic	$0.38	$0.26	$0.70	$0.51
Diluted	0.38	0.26	0.68	0.50

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Income	$11,520	$8,115	$21,153	$15,946
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	(479)	1,168	7,208	1,403
Unrealized Gains (Losses) on Cash Flow Hedges	(1,455)	2,036	(4,497)	7,748
Reclassification Adjustment for Gains Realized in Income	(2,091)	(2,649)	(3,924)	(5,045)
Income Tax Impact	1,156	(159)	349	(1,180)
Total Other Comprehensive Income (Loss), Net of Tax	(2,869)	396	(864)	2,926
Comprehensive Income	$8,651	$8,511	$20,289	$18,872

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Six Months Ended June 30, 2025 and 2024

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE March 31, 2024	$66,514	27,589,827	$276	$95,069	$287,468	$(15,716)	$433,611
Stock-based Compensation	—	10,884	—	1,040	—	—	1,040
Comprehensive Income	—	—	—	—	8,115	396	8,511
Stock Options Exercised	—	500	—	3	—	—	3
Stock Repurchases	—	(252,707)	(3)	(2,898)	—	—	(2,901)
Vested Restricted Stock Units	—	300	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(755)	—	(9)	—	—	(9)
Preferred Stock Dividend	—	—	—	—	(1,014)	—	(1,014)
BALANCE June 30, 2024	$66,514	27,348,049	$273	$93,205	$294,569	$(15,320)	$439,241

BALANCE March 31, 2025	$66,514	27,560,150	$276	$95,503	$318,041	$(11,359)	$468,975
Stock-based Compensation	—	7,409	—	1,053	—	—	1,053
Comprehensive Income (Loss)	—	—	—	—	11,520	(2,869)	8,651
Stock Options Exercised	—	27,175	—	218	—	—	218
Stock Repurchases	—	(122,704)	(1)	(1,569)	—	—	(1,570)
Vested Restricted Stock Units	—	300	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(2,047)	—	(31)	—	—	(31)
Preferred Stock Dividend	—	—	—	—	(1,014)	—	(1,014)
BALANCE June 30, 2025	$66,514	27,470,283	$275	$95,174	$328,547	$(14,228)	$476,282

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Six Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE December 31, 2023	$66,514	27,748,965	$277	$96,320	$280,650	$(18,246)	$425,515
Stock-based Compensation	—	21,336	—	2,071	—	—	2,071
Comprehensive Income	—	—	—	—	15,946	2,926	18,872
Stock Options Exercised	—	8,500	—	69	—	—	69
Stock Repurchases	—	(446,509)	(4)	(5,173)	—	—	(5,177)
Vested Restricted Stock Units	—	22,665	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(6,908)	—	(82)	—	—	(82)
Preferred Stock Dividend	—	—	—	—	(2,027)	—	(2,027)
BALANCE June 30, 2024	$66,514	27,348,049	$273	$93,205	$294,569	$(15,320)	$439,241

BALANCE December 31, 2024	$66,514	27,552,449	$276	$95,088	$309,421	$(13,364)	$457,935
Stock-based Compensation	—	15,929	—	2,039	—	—	2,039
Comprehensive Income (Loss)	—	—	—	—	21,153	(864)	20,289
Stock Options Exercised	—	42,175	—	395	—	—	395
Stock Repurchases	—	(167,709)	(1)	(2,190)	—	—	(2,191)
Vested Restricted Stock Units	—	38,462	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(11,023)	—	(158)	—	—	(158)
Preferred Stock Dividend	—	—	—	—	(2,027)	—	(2,027)
BALANCE June 30, 2025	$66,514	27,470,283	$275	$95,174	$328,547	$(14,228)	$476,282

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$21,153	$15,946
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	(1,394)	(647)
Net Gain on Sales of Securities Available for Sale	(475)	(413)
Provision for Credit Losses on Loans	3,500	1,450
Credit for Credit Losses on Off-Balance Sheet Exposures	—	(100)
Depreciation of Premises and Equipment	1,256	1,178
Amortization of Other Intangible Assets	460	17
Amortization of Right-of Use Asset	280	117
Cash Surrender Value of Bank-Owned Life Insurance	(767)	(613)
Amortization of Subordinated Debt Issuance Costs	171	191
Stock-based Compensation	2,039	2,071
Deferred Income Taxes	(1,561)	(591)
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	833	2,752
Accrued Interest Payable and Other Liabilities	(14,036)	(3,573)
Net Cash Provided by Operating Activities	11,459	17,785

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Bank-Owned Certificates of Deposit	480	—
Proceeds from Sales of Securities Available for Sale	59,595	50,833
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	50,531	22,612
Purchases of Securities Available for Sale	(73,642)	(68,348)
Net Increase in Loans	(276,653)	(76,457)
Net Decrease (Increase) in FHLB Stock	(2,175)	1,253
Purchases of Premises and Equipment	(1,702)	(194)
Net Cash Used in Investing Activities	(243,566)	(70,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	149,975	97,764
Proceeds from FHLB Advances	633,500	421,000
Principal Payments on FHLB Advances	(588,500)	(453,500)
Issuance of Subordinated Debt, net of Issuance Costs	78,828	—
Redemption of Subordinated Debt, net of Issuance Costs	(49,980)	—
Preferred Stock Dividends Paid	(2,027)	(2,027)
Stock Options Exercised	365	69
Stock Repurchases	(2,191)	(5,177)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(128)	(82)
Net Cash Provided by Financing Activities	219,842	58,047

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,265)	5,531
Cash and Cash Equivalents Beginning	229,760	128,562
Cash and Cash Equivalents Ending	$217,495	$134,093

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$71,973	$71,012
Cash Paid for Income Taxes
Federal	$3,400	$1,250
Minnesota	2,400	1,300
Other States	83	78
Total Cash Paid for Income Taxes	$5,883	$2,628
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans Transferred to Foreclosed Assets	185	—

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

On June 24, 2025, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors and qualified institutional buyers pursuant to which the Company sold and issued $80.0 million in aggregate principal amount of its 7.625% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “Notes”). The Notes were issued by the Company to such purchasers at a price equal to 100% of their face amount. The Company used the net proceeds it received from the sale of the Notes to redeem $50 million of outstanding 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 and for general corporate purposes.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Company is currently evaluating the impact on future periods.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025.

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

Subsequent Events

Subsequent events have been evaluated through July 31, 2025, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares, adjusted for the dilutive effect of stock compensation. For the three and six months ended June 30, 2025, stock options and restricted stock units totaling 576,788 and 585,885 shares, respectively, were excluded from the calculation because they were deemed to be anti-dilutive. For the three and six months ended June 30, 2024, stock options and restricted stock units totaling 1,234,583 and 1,151,825 shares, respectively, were excluded from the calculation because they were deemed to be antidilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Net Income Available to Common Shareholders	$10,506	$7,101	$19,126	$13,919
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,460,982	27,386,713	27,514,579	27,539,057
Dilutive Effect of Stock Compensation	537,026	361,471	508,013	382,544
Weighted Average Common Stock Outstanding (Dilutive)	27,998,008	27,748,184	28,022,592	27,921,601

Basic Earnings per Common Share	$0.38	$0.26	$0.70	$0.51
Diluted Earnings per Common Share	0.38	0.26	0.68	0.50

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at June 30, 2025 and December 31, 2024:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$155,939	$—	$(10,285)	$145,654
Municipal Bonds	129,599	39	(14,584)	115,054
Mortgage-Backed Securities	280,504	1,713	(12,319)	269,898
Corporate Securities	133,931	1,452	(5,286)	130,097
U.S Government Agency Securities	11,086	110	(40)	11,156
Asset-Backed Securities	71,991	90	(51)	72,030
Total Securities Available for Sale	$783,050	$3,404	$(42,565)	$743,889

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$179,835	$3	$(12,090)	$167,748
Municipal Bonds	139,891	23	(17,649)	122,265
Mortgage-Backed Securities	259,833	882	(15,825)	244,890
Corporate Securities	139,161	1,041	(6,016)	134,186
U.S Government Agency Securities	22,053	85	(56)	22,082
Asset-Backed Securities	76,891	211	(26)	77,076
Total Securities Available for Sale	$817,664	$2,245	$(51,662)	$768,247

Securities with a carrying value of $282.0 million and $289.9 million were pledged to secure borrowing capacity at the Federal Reserve Discount Window as of June 30, 2025 and December 31, 2024, respectively.

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024:

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2025
U.S. Treasury Securities	2	$145,654	$(10,285)	$—	$—	$145,654	$(10,285)
Municipal Bonds	200	11,297	(169)	94,141	(14,415)	105,438	(14,584)
Mortgage-Backed Securities	115	67,115	(375)	113,399	(11,944)	180,514	(12,319)
Corporate Securities	78	10,618	(172)	68,984	(5,114)	79,602	(5,286)
U.S Government Agency Securities	25	600	(4)	2,846	(36)	3,446	(40)
Asset-Backed Securities	11	21,541	(30)	10,214	(21)	31,755	(51)
Total Securities Available for Sale	431	$256,825	$(11,035)	$289,584	$(31,530)	$546,409	$(42,565)

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024
U.S. Treasury Securities	14	$157,091	$(12,090)	$—	$—	$157,091	$(12,090)
Municipal Bonds	236	21,329	(120)	95,774	(17,529)	117,103	(17,649)
Mortgage-Backed Securities	168	47,636	(391)	118,824	(15,434)	166,460	(15,825)
Corporate Securities	93	6,860	(75)	91,666	(5,941)	98,526	(6,016)
U.S Government Agency Securities	38	5,878	(5)	4,071	(51)	9,949	(56)
Asset-Backed Securities	7	5,735	(5)	10,161	(21)	15,896	(26)
Total Securities Available for Sale	556	$244,529	$(12,686)	$320,496	$(38,976)	$565,025	$(51,662)

At June 30, 2025, 431 debt securities had unrealized losses with aggregate depreciation of approximately 7.2% from the Company’s amortized cost basis. At December 31, 2024, 556 debt securities had unrealized losses with aggregate depreciation of approximately 8.4% from the Company’s amortized cost basis. These unrealized losses have not been recognized into income because management does not intend to sell these securities, and it is not more likely than not it will be required to sell the securities before recovery of its amortized cost basis. Furthermore, the unrealized losses are due to changes in interest rates and other market conditions and were not reflective of credit events. To make this determination, consideration is given to such factors as the credit rating of the issuer, level of credit enhancement, changes in credit ratings, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. As of June 30, 2025 and December 31, 2024, there was no allowance for credit losses carried on the Company’s securities portfolio.

Accrued interest receivable on securities, which is recorded within accrued interest on the balance sheet, totaled $5.9 million and $6.2 million at June 30, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

The Company has entered into a fair value hedging transaction to mitigate the impact of changing interest rates on the fair value of U.S. treasury securities and mortgage-backed securities. See Note 7 – Derivative Instruments and Hedging Activities for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

The following table presents a summary of the amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of June 30, 2025. Call date is used when a call of the debt security is expected, as determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, U.S. government agency securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
June 30, 2025
Due in One Year or Less	$37,346	$37,918
Due After One Year Through Five Years	70,323	68,849
Due After Five Years Through 10 Years	136,586	122,739
Due After 10 Years	175,214	161,299
Subtotal	419,469	390,805
Mortgage-Backed Securities	280,504	269,898
U.S Government Agency Securities	11,086	11,156
Asset-Backed Securities	71,991	72,030
Totals	$783,050	$743,889

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Proceeds From Sales of Securities	$58,503	$38,049	$59,595	$50,833
Gross Gains on Sales	480	320	484	1,106
Gross Losses on Sales	(6)	—	(9)	(693)

Note 4: Loans and Allowance for Credit Losses

The following table presents the components of the loan portfolio at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Commercial	$549,259	$497,662
Leases	44,817	44,291
Construction and Land Development	136,438	97,255
1-4 Family Construction	39,095	41,961
Real Estate Mortgage:
1-4 Family Mortgage	474,269	474,383
Multifamily	1,555,731	1,425,610
CRE Owner Occupied	192,837	191,248
CRE Nonowner Occupied	1,137,007	1,083,108
Total Real Estate Mortgage Loans	3,359,844	3,174,349
Consumer and Other	16,346	12,996
Total Loans, Gross	4,145,799	3,868,514
Allowance for Credit Losses	(55,765)	(52,277)
Net Deferred Loan Fees	(7,629)	(6,801)
Total Loans, Net	$4,082,405	$3,809,436

The following tables present the aging in past due loans and loans on nonaccrual status, with and without an ACL by loan segment, as of June 30, 2025 and December 31, 2024:

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
June 30, 2025
Commercial	$548,964	$110	$—	$185	$—	$549,259
Leases	44,783	—	—	34	—	44,817
Construction and Land Development	136,392	—	—	—	46	136,438
1-4 Family Construction	39,095	—	—	—	—	39,095
Real Estate Mortgage:
1-4 Family Mortgage	474,076	—	—	—	193	474,269
Multifamily	1,544,071	10,633	—	—	1,027	1,555,731
CRE Owner Occupied	191,088	1,749	—	—	—	192,837
CRE Nonowner Occupied	1,128,358	—	—	8,649	—	1,137,007
Consumer and Other	16,346	—	—	—	—	16,346
Totals	$4,123,173	$12,492	$—	$8,868	$1,266	$4,145,799

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2024
Commercial	$497,432	$59	$—	$171	$—	$497,662
Leases	44,257	—	—	34	—	44,291
Construction and Land Development	97,197	—	—	—	58	97,255
1-4 Family Construction	41,961	—	—	—	—	41,961
Real Estate Mortgage:
1-4 Family Mortgage	474,185	178	—	—	20	474,383
Multifamily	1,425,610	—	—	—	—	1,425,610
CRE Owner Occupied	190,197	1,051	—	—	—	191,248
CRE Nonowner Occupied	1,083,108	—	—	—	—	1,083,108
Consumer and Other	12,975	3	—	18	—	12,996
Totals	$3,866,922	$1,291	$—	$223	$78	$3,868,514

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

Loss: Loans classified as loss are considered uncollectible and charged-off immediately.

The following tables present loan balances classified by credit quality indicators by year of origination as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial
Pass	$94,932	$90,764	$33,893	$60,918	$18,079	$29,436	$206,495	$534,517
Watch/Special Mention	95	—	—	—	—	14	1,801	1,910
Substandard	111	169	87	10,503	140	—	1,822	12,832
Total Commercial	95,138	90,933	33,980	71,421	18,219	29,450	210,118	549,259
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Leases
Pass	9,171	13,263	10,404	7,689	2,563	1,693	—	44,783
Substandard	—	—	—	34	—	—	—	34
Total Leases	9,171	13,263	10,404	7,723	2,563	1,693	—	44,817
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Construction and Land Development
Pass	51,171	64,100	1,937	7,779	456	—	10,949	136,392
Substandard	—	46	—	—	—	—	—	46
Total Construction and Land Development	51,171	64,146	1,937	7,779	456	—	10,949	136,438
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	11,846	17,077	229	997	188	—	8,758	39,095
Total 1-4 Family Construction	11,846	17,077	229	997	188	—	8,758	39,095
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	43,036	77,255	51,810	94,090	71,019	65,446	70,272	472,928
Substandard	636	—	239	—	—	318	148	1,341
Total 1-4 Family Mortgage	43,672	77,255	52,049	94,090	71,019	65,764	70,420	474,269
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	245,427	182,662	131,056	437,652	325,150	164,910	9,605	1,496,462
Watch/Special Mention	32,048	—	2,225	—	—	13,337	—	47,610
Substandard	—	—	424	11,235	—	—	—	11,659
Total Multifamily	277,475	182,662	133,705	448,887	325,150	178,247	9,605	1,555,731
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	15,038	21,886	27,645	59,771	31,592	29,312	2,021	187,265
Watch/Special Mention	—	566	—	—	—	1,714	592	2,872
Substandard	153	—	797	—	1,750	—	—	2,700
Total CRE Owner Occupied	15,191	22,452	28,442	59,771	33,342	31,026	2,613	192,837
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	196,059	338,013	93,708	233,083	128,766	125,413	4,701	1,119,743
Watch/Special Mention	—	—	—	—	—	890	—	890
Substandard	13,579	2,795	—	—	—	—	—	16,374
Total CRE Nonowner Occupied	209,638	340,808	93,708	233,083	128,766	126,303	4,701	1,137,007
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	545,976	623,177	307,904	835,831	558,277	401,340	87,339	3,359,844

Consumer and Other
Pass	3,097	283	478	381	73	1,137	10,897	16,346
Total Consumer and Other	3,097	283	478	381	73	1,137	10,897	16,346
Current Period Gross Write-offs	—	—	—	—	—	—	18	18

Total Period Gross Write-offs	—	—	—	—	—	—	18	18
Total Loans	$716,399	$808,879	$354,932	$924,132	$579,776	$433,620	$328,061	$4,145,799

	December 31, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$135,665	$45,089	$67,579	$23,353	$13,349	$19,794	$178,293	$483,122
Watch/Special Mention	—	—	76	96	29	—	1,716	1,917
Substandard	110	44	10,491	—	65	—	1,913	12,623
Total Commercial	135,775	45,133	78,146	23,449	13,443	19,794	181,922	497,662
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Leases
Pass	15,128	12,684	9,736	4,057	1,504	1,148	—	44,257
Substandard	—	—	34	—	—	—	—	34
Total Leases	15,128	12,684	9,770	4,057	1,504	1,148	—	44,291
Current Period Gross Write-offs	—	—	—	—	11	—	—	11

Construction and Land Development
Pass	74,967	6,027	6,791	585	—	—	8,827	97,197
Substandard	58	—	—	—	—	—	—	58
Total Construction and Land Development	75,025	6,027	6,791	585	—	—	8,827	97,255
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	29,378	488	1,164	363	—	—	10,568	41,961
Total 1-4 Family Construction	29,378	488	1,164	363	—	—	10,568	41,961
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	89,561	58,054	102,627	77,293	55,936	18,289	71,097	472,857
Watch/Special Mention	298	196	—	—	324	—	—	818
Substandard	20	45	—	—	—	643	—	708
Total 1-4 Family Mortgage	89,879	58,295	102,627	77,293	56,260	18,932	71,097	474,383
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	219,162	133,916	486,854	336,859	161,626	57,679	6,624	1,402,720
Watch/Special Mention	9,953	2,245	10,692	—	—	—	—	22,890
Total Multifamily	229,115	136,161	497,546	336,859	161,626	57,679	6,624	1,425,610
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	22,761	31,402	62,522	34,228	17,801	15,355	2,121	186,190
Watch/Special Mention	—	—	—	1,759	1,739	—	593	4,091
Substandard	—	967	—	—	—	—	—	967
Total CRE Owner Occupied	22,761	32,369	62,522	35,987	19,540	15,355	2,714	191,248
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	356,582	113,973	261,827	148,866	73,300	97,350	6,962	1,058,860
Watch/Special Mention	9,622	3,659	—	2,690	—	894	—	16,865
Substandard	7,261	122	—	—	—	—	—	7,383
Total CRE Nonowner Occupied	373,465	117,754	261,827	151,556	73,300	98,244	6,962	1,083,108
Current Period Gross Write-offs	1,236	—	—	—	—	—	—	1,236

Total Real Estate Mortgage Loans	715,220	344,579	924,522	601,695	310,726	190,210	87,397	3,174,349

Consumer and Other
Pass	921	3,061	498	157	1,301	5	7,035	12,978
Substandard	—	18	—	—	—	—	—	18
Total Consumer and Other	921	3,079	498	157	1,301	5	7,035	12,996
Current Period Gross Write-offs	17	—	—	—	—	—	2	19

Total Period Gross Write-offs	1,253	—	—	—	11	—	2	1,266
Total Loans	$971,447	$411,990	$1,020,891	$630,306	$326,974	$211,157	$295,749	$3,868,514

The following tables present the activity in the ACL, by segment, for the three and six months ended June 30, 2025 and 2024:

		Provision for
		(Recovery of)
		Credit Losses	Loans and	Recoveries	Total Ending
	Beginning	for Loans	Leases	of Loans	Allowance
(dollars in thousands)	Balance	and Leases	Charged-off	and Leases	Balance
Three Months Ended June 30, 2025
Commercial	$5,847	$87	$—	$1	$5,935
Leases	365	16	—	—	381
Construction and Land Development	1,075	29	—	—	1,104
1-4 Family Construction	292	(14)	—	—	278
Real Estate Mortgage:
1-4 Family Mortgage	2,585	(172)	—	—	2,413
Multifamily	23,927	(6)	—	—	23,921
CRE Owner Occupied	1,226	(89)	—	—	1,137
CRE Nonowner Occupied	18,314	2,129	—	—	20,443
Total Real Estate Mortgage Loans	46,052	1,862	—	—	47,914
Consumer and Other	135	20	(6)	4	153
Total	$53,766	$2,000	$(6)	$5	$55,765

Six Months Ended June 30, 2025
Commercial	$5,630	$304	$—	$1	$5,935
Leases	368	13	—	—	381
Construction and Land Development	866	238	—	—	1,104
1-4 Family Construction	331	(53)	—	—	278
Real Estate Mortgage:
1-4 Family Mortgage	2,795	(382)	—	—	2,413
Multifamily	23,120	801	—	—	23,921
CRE Owner Occupied	1,290	(153)	—	—	1,137
CRE Nonowner Occupied	17,735	2,708	—	—	20,443
Total Real Estate Mortgage Loans	44,940	2,974	—	—	47,914
Consumer and Other	142	24	(18)	5	153
Total	$52,277	$3,500	$(18)	$6	$55,765

		Provision for
		(Recovery of)
		Credit Losses	Loans and	Recoveries	Total Ending
	Beginning	for Loans	Leases	of Loans	Allowance
(dollars in thousands)	Balance	and Leases	Charged-off	and Leases	Balance
Three Months Ended June 30, 2024
Commercial	$5,607	$409	$—	$2	$6,018
Construction and Land Development	1,828	(608)	—	—	1,220
1-4 Family Construction	577	(55)	—	—	522
Real Estate Mortgage:
1-4 Family Mortgage	2,754	18	—	2	2,774
Multifamily	22,230	250	—	—	22,480
CRE Owner Occupied	1,235	23	—	—	1,258
CRE Nonowner Occupied	17,005	576	—	—	17,581
Total Real Estate Mortgage Loans	43,224	867	—	2	44,093
Consumer and Other	111	(13)	(10)	8	96
Total	$51,347	$600	$(10)	$12	$51,949

Six Months Ended June 30, 2024
Commercial	$5,398	$615	$—	$5	$6,018
Construction and Land Development	2,156	(936)	—	—	1,220
1-4 Family Construction	558	(36)	—	—	522
Real Estate Mortgage:
1-4 Family Mortgage	2,651	120	—	3	2,774
Multifamily	22,217	263	—	—	22,480
CRE Owner Occupied	1,184	74	—	—	1,258
CRE Nonowner Occupied	16,225	1,356	—	—	17,581
Total Real Estate Mortgage Loans	42,277	1,813	—	3	44,093
Consumer and Other	105	(6)	(12)	9	96
Total	$50,494	$1,450	$(12)	$17	$51,949

The following tables present the balance in the ACL and the recorded investment in loans, by segment, as of June 30, 2025 and December 31, 2024:

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
ACL at June 30, 2025
Commercial	$339	$5,596	$5,935
Leases	6	375	381
Construction and Land Development	—	1,104	1,104
1-4 Family Construction	—	278	278
Real Estate Mortgage:
1-4 Family Mortgage	—	2,413	2,413
Multifamily	296	23,625	23,921
CRE Owner Occupied	—	1,137	1,137
CRE Nonowner Occupied	2,889	17,554	20,443
Total Real Estate Mortgage Loans	3,185	44,729	47,914
Consumer and Other	—	153	153
Total	$3,530	$52,235	$55,765

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
ACL at December 31, 2024
Commercial	$133	$5,497	$5,630
Leases	6	362	368
Construction and Land Development	—	866	866
1-4 Family Construction	—	331	331
Real Estate Mortgage:
1-4 Family Mortgage	—	2,795	2,795
Multifamily	—	23,120	23,120
CRE Owner Occupied	—	1,290	1,290
CRE Nonowner Occupied	—	17,735	17,735
Total Real Estate Mortgage Loans	—	44,940	44,940
Consumer and Other	5	137	142
Total	$144	$52,133	$52,277

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
Loans at June 30, 2025
Commercial	$14,152	$535,107	$549,259
Leases	34	44,783	44,817
Construction and Land Development	46	136,392	136,438
1-4 Family Construction	—	39,095	39,095
Real Estate Mortgage:
1-4 Family Mortgage	1,341	472,928	474,269
Multifamily	11,659	1,544,072	1,555,731
CRE Owner Occupied	3,292	189,545	192,837
CRE Nonowner Occupied	17,264	1,119,743	1,137,007
Total Real Estate Mortgage Loans	33,556	3,326,288	3,359,844
Consumer and Other	—	16,346	16,346
Total	$47,788	$4,098,011	$4,145,799

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
Loans at December 31, 2024
Commercial	$14,045	$483,617	$497,662
Leases	34	44,257	44,291
Construction and Land Development	58	97,197	97,255
1-4 Family Construction	—	41,961	41,961
Real Estate Mortgage:
1-4 Family Mortgage	708	473,675	474,383
Multifamily	—	1,425,610	1,425,610
CRE Owner Occupied	1,558	189,690	191,248
CRE Nonowner Occupied	8,278	1,074,830	1,083,108
Total Real Estate Mortgage Loans	10,544	3,163,805	3,174,349
Consumer and Other	18	12,978	12,996
Total	$24,699	$3,843,815	$3,868,514

The following tables present the amortized cost basis of collateral dependent loans by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of June 30, 2025 and December 31, 2024:

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
June 30, 2025
Commercial	$—	$3,704	$10,448	$14,152	$339
Leases	—	—	34	34	6
Construction and Land Development	46	—	—	46	—
Real Estate Mortgage:
1-4 Family Mortgage	1,341	—	—	1,341	—
Multifamily	11,659	—	—	11,659	296
CRE Owner Occupied	3,292	—	—	3,292	—
CRE Nonowner Occupied	17,264	—	—	17,264	2,889
Totals	$33,602	$3,704	$10,482	$47,788	$3,530

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
December 31, 2024
Commercial	$—	$3,688	$10,357	$14,045	$133
Leases	—	—	34	34	6
Construction and Land Development	58	—	—	58	—
Real Estate Mortgage:
1-4 Family Mortgage	708	—	—	708	—
CRE Owner Occupied	1,558	—	—	1,558	—
CRE Nonowner Occupied	8,278	—	—	8,278	—
Consumer and Other	—	—	18	18	5
Totals	$10,602	$3,688	$10,409	$24,699	$144

Accrued interest receivable on loans, which is recorded within accrued interest on the balance sheet, totaled $11.6 million and $11.4 million at June 30, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

For the three and six months ended June 30, 2025, the Company modified one commercial real estate, or CRE, nonowner occupied loan, with an outstanding balance of $8.6 million, for a borrower experiencing financial difficulty by granting a 3-year extension of the loan at a below market rate. For the three and six months ended June 30, 2024, there were no loans modified to borrowers experiencing financial difficulty.

Note 5: Goodwill and Other Intangible Assets

Goodwill was $12.0 million at June 30, 2025 and December 31, 2024. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of core deposit relationships and favorable lease terms.

The following table presents a summary of other intangible assets at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Core Deposit Intangible	$8,833	$8,833
Favorable Lease	445	445
Subtotal	9,278	9,278
Accumulated Amortization	(1,888)	(1,428)
Totals	$7,390	$7,850

Amortization expense of other intangible assets was $230,000 for the three months ended June 30, 2025 and $8,000 for the three months ended June 30, 2024. Amortization expense of other intangible assets was $460,000 for the six months ended June 30, 2025 and $17,000 for the six months ended June 30, 2024. The core deposit intangible asset is amortized over its estimated useful life of ten years.

The following table presents the estimated future amortization of the core deposit intangible and favorable lease assets for the next five years and thereafter. The projections of amortization expense are based on existing asset balances as of June 30, 2025.

	Core Deposit	Favorable
(dollars in thousands)	Intangible	Lease
2025	$443	$17
2026	871	34
2027	852	34
2028	830	34
2029	803	18
2030	773	—
Thereafter	2,681	—
Totals	$7,253	$137

Note 6: Deposits

The following table presents the composition of deposits at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Transaction Deposits	$1,579,616	$1,663,005
Savings and Money Market Deposits	1,441,694	1,259,503
Time Deposits	344,882	338,506
Brokered Deposits	870,550	825,753
Totals	$4,236,742	$4,086,767

Brokered deposits included brokered transaction and money market accounts of $147.9 million and $127.4 million as of June 30, 2025 and December 31, 2024, respectively.

The following table presents the scheduled maturities of brokered and time deposits at June 30, 2025:

June 30,
(dollars in thousands)	2025
Less than 1 Year	$650,703
1 to 2 Years	150,684
2 to 3 Years	96,429
3 to 4 Years	72,099
4 to 5 Years	97,654
Totals	$1,067,569

The aggregate amount of time deposits greater than $250,000 was approximately $179.7 million and $155.0 million at June 30, 2025 and December 31, 2024, respectively.

Note 7: Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, which consist of interest rate swaps, interest rate caps, and fair value swaps to assist in its interest rate risk management. The notional amount does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements. Derivative financial instruments are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and classification as either a cash flow hedge or fair value hedge for those derivatives which are designated as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$165,375	$8,790	$115,577	$8,210
Liabilities	165,375	(8,790)	115,577	(8,210)
Total	$330,750	$—	$231,154	$—

The Company has entered into a risk participation agreement (“RPA”) to share credit exposure with a counterparty related to an interest rate swap agreement associated with a loan participation. Under the RPA, the Company sold a portion of its credit exposure, receiving an up-front fee, and will be required to make a payment if the loan client defaults on its obligations. The notional amount of the RPA reflects the Company’s pro-rata share of the derivative instrument consistent with its share of the related participated loan.

Any gain or loss related to changes in the fair value of the RPA is recorded to earnings. For the three and six months ended June 30, 2025, the total loss recorded to earnings was $19,000. There was no gain or loss recorded to earnings for the three and six months ended June 30, 2024.

The following table presents a summary of the Company’s RPA as of June 30, 2025 and December 31, 2024:

		June 30, 2025			December 31, 2024
	Location of	Notional	Fair Value		Notional	Fair Value
(dollars in thousands)	Gain (Loss)	Amount	Assets	Liabilites	Amount	Assets	Liabilites
Risk Participation Agreement	Other Income	$9,987	$—	$19	$—	$—	$—

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $4.5 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Notional Amount	$183,000	$178,000
Weighted Average Pay Rate	2.87%	2.20%
Weighted Average Receive Rate	4.36%	4.80%
Weighted Average Maturity (Years)	4.67	4.02
Net Unrealized Gain	$1,311	$5,139

The Company purchases interest rate caps, designated as cash flow hedges, of certain liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the three and six months ended June 30, 2025, the Company recognized amortization expense on the interest rate caps of $198,000 and $393,000, respectively, which was recorded as a component of interest expense on FHLB advances. For the three and six months ended June 30, 2024, the Company recognized amortization expense on the interest rate caps of $200,000 and $395,000, respectively, which was recorded as a component of interest expense on brokered deposits and FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Notional Amount	$125,000	$125,000
Unamortized Premium Paid	3,888	4,281
Weighted Average Strike Rate	0.96%	0.96%
Weighted Average Maturity (Years)	4.85	5.34

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and six months ended June 30, 2025 and 2024:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)		2025	2024	2025	2024
Derivatives in	Location of Gain	Gain		Gain
Cash Flow Hedging	Reclassified	Reclassified from		Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings		AOCI into Earnings
Interest rate swaps	Interest expense	$707	$1,475	$1,635	$3,071
Interest rate caps	Interest expense	910	854	1,814	1,561

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three and six months ended June 30, 2025 and 2024, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

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

The following table presents a summary of the Company’s interest rate swaps designated as fair value hedges as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Notional Amount	$194,987	$145,850
Weighted Average Pay Rate	3.60%	3.52%
Weighted Average Receive Rate	4.32	4.82
Weighted Average Maturity (Years)	17.71	19.47

The effects of the Company’s fair value hedge relationships on the income statement during the three and six months ended June 30, 2025 and 2024 were as follows:

		Amount of Gain (Loss) Recognized in Income
(dollars in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Securities	Location of Gain (Loss)	2025	2024	2025	2024
Interest Rate Swaps	Interest Income	$393	—	$(3,532)	—
Securities Available for Sale	Interest Income	(393)	—	3,532	—

The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at June 30, 2025 and December 31, 2024:

			Cumulative Amount of Fair Value Hedging Adjustment
			Included in the Carrying Amount of the Hedged
(dollars in thousands)	Carrying Amount of The Hedged Assets/Liabilities		Assets/Liabilities
Line Item on the Balance Sheet	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Securities Available for Sale	$201,942	156,337	$6,955	10,487

The following table presents a summary of the Company’s interest rate contracts as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements - Borrowings:
Assets	$85,000	$2,290	$178,000	$5,139
Liabilities	98,000	(979)	—	—
Interest Rate Swap Agreements - Securities:
Assets	145,850	7,531	145,850	10,487
Liabilities	49,137	(576)	—	—
Interest Rate Cap Agreements:
Assets	125,000	14,808	125,000	19,319

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of June 30, 2025 and December 31, 2024, the Company had pledged no cash collateral for the Company’s derivative contracts. As of June 30, 2025 and December 31, 2024, the Company’s counterparties had pledged cash collateral to the Company of $28.4 million and $44.2 million, respectively.

The following table summarizes gross and net information about derivative instruments that are eligible for offset in the balance sheet at June 30, 2025 and December 31, 2024:

				Gross Amounts Not Offset in the Balance Sheet
			Net Amounts of
	Gross Amounts	Gross Amounts	Assets (Liabilities)
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral	Net Assets
(dollars in thousands)	Assets (Liabilities)	Balance Sheet	Balance Sheet	Instruments	Received	(Liabilities)
June 30, 2025
Assets	$33,419	$—	$33,419	$—	$28,353	$5,066
Liabilities	(10,345)	—	(10,345)	—	—	(10,345)

December 31, 2024
Assets	$43,155	$—	$43,155	$—	$44,233	$(1,078)
Liabilities	(8,210)	—	(8,210)	—	—	(8,210)

Note 8: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank with aggregate principal balances of $1.63 billion and $1.54 billion at June 30, 2025 and December 31, 2024, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $490.7 million and $483.2 million at June 30, 2025 and December 31, 2024, respectively.

The following table presents information regarding FHLB advances, by maturity, at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	4.45%	$320,500	4.62%	$288,000
1 to 2 Years	3.71	31,500	3.45	21,500
2 to 3 Years	4.02	30,000	4.13	27,500
3 to 4 Years	4.10	15,000	4.01	22,500
4 to 5 Years	4.09	7,500	—	—
Totals		$404,500		$359,500

Line of Credit. The Company has a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that is secured by 100% of the issued and outstanding stock of the Bank. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. The Company believes it was in compliance with all covenants as of June 30, 2025 and December 31, 2024.

The following table presents information regarding the revolving line of credit at June 30, 2025 and December 31, 2024:

		Total Debt	Total Debt
		Outstanding	Outstanding	Interest
Name	Maturity Date	June 30, 2025	December 31, 2024	Rate	Coupon Structure
(dollars in thousands)
Revolving Credit Facility	September 1, 2026	$13,750	$13,750	7.50%	Variable with Floor (1)
(1)	The variable interest rate is equal to the greater of Wall Street Journal Prime Rate in effect or a floor of 4.50%.

Note 9: Subordinated Debentures

On June 24, 2025, the Company issued $80.0 million in Fixed-to-Floating Rate Subordinated Notes due June 30, 2035. The Notes bear a fixed interest rate of 7.625% from June 24, 2025 to but excluding June 30, 2030, with interest during this period payable semi-annually in arrears. From June 30, 2030 to the stated maturity date or earlier redemption date, the interest rate converts to a variable rate equal to the then current three-month term SOFR, plus 388 basis points, which is payable quarterly. The Company used the net proceeds it received from the sale of the Notes to redeem $50 million of outstanding 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 and for general corporate purposes. The transaction resulted in debt issuance costs of approximately $1.2 million that is being amortized over 10 years.

The following table presents a summary of the Company’s subordinated debentures as of June 30, 2025 and December 31, 2024:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	June 30, 2025	December 31, 2024	Rate	Coupon Structure
(dollars in thousands)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	$—	$50,000	5.25%	Fixed-to-Floating (1)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	30,000	3.25%	Fixed-to-Floating (2)
2035 Notes	June 24, 2025	June 30, 2030	June 30, 2035	80,000	—	7.625%	Fixed-to-Floating (3)
Subordinated Debentures				110,000	80,000
Debt Issuance Costs				(1,311)	(330)
Subordinated Debentures, Net of Issuance Costs				$108,689	$79,670
(1)	Notes fully redeemed.
(2)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the maturity date or earlier redemption date.
(3)	Migrates to three month term SOFR + 3.88% beginning June 30, 2030 until either the maturity date or earlier redemption date.

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

The following table presents information regarding commitments outstanding at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Unfunded Commitments Under Lines of Credit	$675,151	$679,064
Letters of Credit	118,002	124,397
Totals	$793,153	$803,461

The Company had outstanding letters of credit with the FHLB of $134.8 million and $103.2 million at June 30, 2025 and December 31, 2024, respectively, on behalf of customers and to secure public deposits.

The ACL for off-balance sheet credit exposures was $3.6 million at both June 30, 2025 and December 31, 2024, and is separately classified on the balance sheet within other liabilities.

The following table presents the balance and activity in the ACL for off-balance sheet credit exposures for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Allowance for Credit Losses:
Beginning Balance	$3,610	$2,885	$3,610	$2,985
Recovery of Off-Balance Sheet Credit Exposures	—	—	—	(100)
Total Ending Balance	$3,610	$2,885	$3,610	$2,885

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of June 30, 2025 and December 31, 2024, there were 10,000 and 30,000 shares, respectively, of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of June 30, 2025 and December 31, 2024, there were 2,192 and 87 shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

In 2023, the Company adopted the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (the “2023 EIP”). Under the 2023 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of June 30, 2025 and December 31, 2024, there were 668,969 and 972,460 shares, respectively, of the Company’s common stock reserved for future grants under the 2023 EIP.

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

The weighted average assumptions used in the model for valuing stock options grants for the six months ended June 30, 2025, are as follows:

	June 30,
	2025
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	30.83%
Risk-Free Interest Rate	4.42%

The following table presents a summary of the status of the Company’s outstanding stock options for the six months ended June 30, 2025:

	June 30, 2025
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,860,609	$10.69
Granted	275,000	13.77
Exercised	(42,175)	9.37
Forfeitures	(16,500)	12.94
Outstanding at Period End	2,076,934	$11.11

Options Exercisable at Period End	1,446,933	$10.33

For the three months ended June 30, 2025 and 2024, the Company recognized compensation expense for stock options of $313,000 and $236,000, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized compensation expense for stock options of $578,000 and $485,000, respectively.

The following table presents information pertaining to options outstanding at June 30, 2025:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$7.00 - 7.99	801,820	$7.47	2.3	801,820	$7.47
8.00 - 8.99	7,461	8.76	4.8	7,461	8.76
10.00 - 10.99	216,125	10.62	7.9	54,499	10.55
11.00 - 11.99	230,000	11.16	6.7	117,875	11.22
12.00 - 12.99	251,028	12.91	4.1	251,028	12.91
13.00 - 13.99	285,000	13.75	9.6	—	—
17.00 - 17.99	285,500	17.50	6.6	214,250	17.50
Totals	2,076,934	$11.11	5.2	1,446,933	$10.33

As of June 30, 2025, there was $2.7 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.6 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the six months ended June 30, 2025:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2024	437,501	$5.18
Granted	275,000	5.83
Vested	(72,625)	5.28
Forfeited	(9,875)	4.58
Nonvested Options at June 30, 2025	630,001	$5.46

Restricted Stock Awards

There was no restricted stock award activity for the six months ended June 30, 2025. Compensation expense associated with restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended June 30, 2025 and 2024, the Company recognized compensation expense associated with restricted stock awards of $-0- and $2,000, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized compensation expense associated with restricted stock awards of $-0- and $10,000, respectively.

In addition, during the six months ended June 30, 2025, the Company issued 15,929 shares of unrestricted common stock to non-employee directors, as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to non-employee directors of $236,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the six months ended June 30, 2025:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested at December 31, 2024	415,758	$14.46
Granted	55,355	13.78
Vested	(38,462)	14.09
Forfeited	(8,398)	14.39
Nonvested at June 30, 2025	424,253	$14.40

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended June 30, 2025 and 2024, the Company recognized compensation expense associated with restricted stock units of $623,000 and $675,000, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized compensation expense associated with the restricted stock of $1.2 million and $1.3 million, respectively.

As of June 30, 2025, there was $4.8 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP and 2023 EIP that is expected to be recognized over a weighted-average period of 2.5 years.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of June 30, 2025 and December 31, 2024:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Company (Consolidated):
Total Risk-based Capital	$638,131	14.17%	$360,228	8.00%	$472,799	10.50%	N/A	N/A
Tier 1 Risk-based Capital	473,118	10.51	270,171	6.00	382,742	8.50	N/A	N/A
Common Equity Tier 1 Capital	406,604	9.03	202,628	4.50	315,200	7.00	N/A	N/A
Tier 1 Leverage Ratio	473,118	9.14	207,099	4.00	207,099	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$602,742	13.41%	$359,617	8.00%	$471,997	10.50%	$449,521	10.00%
Tier 1 Risk-based Capital	546,513	12.16	269,713	6.00	382,093	8.50	359,617	8.00
Common Equity Tier 1 Capital	546,513	12.16	202,285	4.50	314,665	7.00	292,189	6.50
Tier 1 Leverage Ratio	546,513	10.58	206,577	4.00	206,577	4.00	258,221	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company (Consolidated):
Total Risk-based Capital	$585,966	13.76%	$340,581	8.00%	$447,013	10.50%	N/A	N/A
Tier 1 Risk-based Capital	453,049	10.64	255,436	6.00	361,867	8.50	N/A	N/A
Common Equity Tier 1 Capital	386,535	9.08	191,577	4.50	298,008	7.00	N/A	N/A
Tier 1 Leverage Ratio	453,049	9.44	191,878	4.00	191,878	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$573,158	13.49%	$340,003	8.00%	$446,254	10.50%	$425,004	10.00%
Tier 1 Risk-based Capital	520,000	12.24	255,002	6.00	361,253	8.50	340,003	8.00
Common Equity Tier 1 Capital	520,000	12.24	191,252	4.50	297,503	7.00	276,253	6.50
Tier 1 Leverage Ratio	520,000	10.86	191,593	4.00	191,593	4.00	239,491	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. There have been no changes in methodologies used as of June 30, 2025. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$145,654	$—	$—	$145,654
Municipal Bonds	—	115,054	—	115,054
Mortgage-Backed Securities	—	269,898	—	269,898
Corporate Securities	—	130,097	—	130,097
U.S. Government Agency Securities	—	11,156	—	11,156
Asset-Backed Securities	—	72,030	—	72,030
Fair Value Swaps	—	7,531	—	7,531
Interest Rate Caps	—	14,808	—	14,808
Interest Rate Swaps	—	11,080	—	11,080
Total Fair Value of Financial Assets	$145,654	$631,654	$—	$777,308
Fair Value of Financial Liabilities:
Fair Value Swaps	$—	$576	$—	$576
Interest Rate Swaps	—	9,769	—	9,769
Risk Participation Agreement	—	—	19	19
Total Fair Value of Financial Liabilities	$—	$10,345	$19	$10,364

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$167,748	$—	$—	$167,748
Municipal Bonds	—	122,265	—	122,265
Mortgage-Backed Securities	—	244,890	—	244,890
Corporate Securities	—	134,186	—	134,186
U.S. Government Agency Securities	—	22,082	—	22,082
Asset-Backed Securities	—	77,076	—	77,076
Fair Value Swaps	—	10,487	—	10,487
Interest Rate Caps	—	19,319	—	19,319
Interest Rate Swaps	—	13,349	—	13,349
Total Fair Value of Financial Assets	$167,748	$643,654	$—	$811,402
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$8,210	$—	$8,210
Total Fair Value of Financial Liabilities	$—	$8,210	$—	$8,210

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

Risk Participation Agreements

The fair value of risk participation agreements is calculated by determining the total expected asset or liability exposure using observable inputs, such as yield curves and volatilities, of the derivative to the borrower and applying an unobservable credit default probability to that exposure, and accordingly are valued using level 3 inputs.

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present net credit losses related to nonrecurring fair value measurements of certain assets at June 30, 2025 and December 31, 2024:

	June 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$16,244	$3,530
Totals	$—	$—	$16,244	$3,530

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$91	$44
Totals	$—	$—	$91	$44

Individually Evaluated Loans

The Company records certain loans at fair value on a non-recurring basis. Individually evaluated loans for which an allowance is established, or a write-down has occurred during the period, based on the fair value of collateral require classification in the fair value hierarchy. The fair value of the loan’s collateral is determined by appraisals, independent valuation and other techniques. When the fair value of the loan’s collateral is based on an observable market price the Company classifies the fair value of the individually evaluated loans within Level 2 of the valuation hierarchy. For loans in which the valuation has unobservable inputs, the Company classifies these within the Level 3 of the valuation hierarchy. As of June 30, 2025, collateral values were estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs, including internally determined values based on cost adjusted for depreciation and customized discounting criteria on appraisals which ranged from 4-25%. Due to the significance of unobservable inputs, fair values of individually evaluated loans have been classified as Level 3.

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

The following tables present the carrying amounts and estimated fair values of financial instruments at June 30, 2025 and December 31, 2024:

	June 30, 2025
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$217,495	$217,495	$—	$—	$217,495
Bank-Owned Certificates of Deposit	3,897	—	3,912	—	3,912
Securities Available for Sale	743,889	145,654	598,235	—	743,889
FHLB Stock, at Cost	21,472	—	21,472	—	21,472
Loans, Net	4,082,405	—	3,998,146	16,244	4,014,390
Accrued Interest Receivable	17,711	—	17,711	—	17,711
Fair Value Swaps	7,531	—	7,531	—	7,531
Interest Rate Caps	14,808	—	14,808	—	14,808
Interest Rate Swaps	11,080	—	11,080	—	11,080

Financial Liabilities:
Deposits	$4,236,742	$—	$4,280,999	$—	$4,280,999
Notes Payable	13,750	—	13,852	—	13,852
FHLB Advances	404,500	—	404,614	—	404,614
Subordinated Debentures	108,689	—	104,183	—	104,183
Accrued Interest Payable	4,110	—	4,110	—	4,110
Fair Value Swaps	576	—	576	—	576
Interest Rate Swaps	9,769	—	9,769	—	9,769
Risk Participation Agreement	19	—	—	19	19

	December 31, 2024
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$229,760	$229,760	$—	$—	$229,760
Bank-Owned Certificates of Deposit	4,377	—	4,370	—	4,370
Securities Available for Sale	768,247	167,748	600,499	—	768,247
FHLB Stock, at Cost	19,297	—	19,297	—	19,297
Loans, Net	3,809,436	—	3,709,775	91	3,709,866
Accrued Interest Receivable	17,711	—	17,711	—	17,711
Fair Value Swaps	10,487	—	10,487	—	10,487
Interest Rate Caps	19,319	—	19,319	—	19,319
Interest Rate Swaps	13,349	—	13,349	—	13,349

Financial Liabilities:
Deposits	$4,086,767	$—	$4,131,298	$—	$4,131,298
Notes Payable	13,750	—	13,775	—	13,775
FHLB Advances	359,500	—	358,759	—	358,759
Subordinated Debentures	79,670	—	76,056	—	76,056
Accrued Interest Payable	4,008	—	4,008	—	4,008
Interest Rate Swaps	8,210	—	8,210	—	8,210

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at June 30, 2025 and December 31, 2024.

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

Note 14: Accumulated Other Comprehensive Income

The following tables present the components of other comprehensive income for the three and six months ended June 30, 2025 and 2024:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2025
Net Unrealized Loss on Available for Sale Securities	$(479)	$138	$(341)
Less: Reclassification Adjustment for Net Gains Included in Net Income	(474)	136	(338)
Total Unrealized Loss	(953)	274	(679)

Net Unrealized Loss on Cash Flow Hedge	(1,455)	417	(1,038)
Less: Reclassification Adjustment for Gains Included in Net Income	(1,617)	465	(1,152)
Total Unrealized Loss	(3,072)	882	(2,190)

Other Comprehensive Loss	$(4,025)	$1,156	$(2,869)

Three Months Ended June 30, 2024
Net Unrealized Gain on Available for Sale Securities	$1,168	$(336)	$832
Less: Reclassification Adjustment for Net Gains Included in Net Income	(320)	92	(228)
Total Unrealized Gain	848	(244)	604

Net Unrealized Gain on Cash Flow Hedge	2,036	(585)	1,451
Less: Reclassification Adjustment for Gains Included in Net Income	(2,329)	670	(1,659)
Total Unrealized Loss	(293)	85	(208)

Other Comprehensive Income	$555	$(159)	$396

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2025
Net Unrealized Gain on Available for Sale Securities	$7,208	$(2,071)	$5,137
Less: Reclassification Adjustment for Net Gains Included in Net Income	(475)	137	(338)
Total Unrealized Gain	6,733	(1,934)	4,799

Net Unrealized Loss on Cash Flow Hedge	(4,497)	1,292	(3,205)
Less: Reclassification Adjustment for Gains Included in Net Income	(3,449)	991	(2,458)
Total Unrealized Loss	(7,946)	2,283	(5,663)

Other Comprehensive Loss	$(1,213)	$349	$(864)

Six Months Ended June 30, 2024
Net Unrealized Gain on Available for Sale Securities	$1,403	$(403)	$1,000
Less: Reclassification Adjustment for Net Gains Included in Net Income	(413)	119	(294)
Total Unrealized Gain	990	(284)	706

Net Unrealized Gain on Cash Flow Hedge	7,748	(2,227)	5,521
Less: Reclassification Adjustment for Gains Included in Net Income	(4,632)	1,331	(3,301)
Total Unrealized Gain	3,116	(896)	2,220

Other Comprehensive Income	$4,106	$(1,180)	$2,926

The following tables present the changes in each component of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2025 and 2024:

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Three Months Ended June 30, 2025
Balance at Beginning of Period	$(22,265)	$10,906	$(11,359)
Other Comprehensive (Loss) Before Reclassifications	(341)	(1,037)	(1,378)
Amounts Reclassified from Accumulated Other Comprehensive Income	(338)	(1,153)	(1,491)
Net Other Comprehensive Income (Loss) During Period	(679)	(2,190)	(2,869)
Balance at End of Period	$(22,944)	$8,716	$(14,228)

Three Months Ended June 30, 2024
Balance at Beginning of Period	$(31,618)	$15,902	$(15,716)
Other Comprehensive Income Before Reclassifications	832	1,451	2,283
Amounts Reclassified from Accumulated Other Comprehensive Income	(228)	(1,659)	(1,887)
Net Other Comprehensive Income (Loss) During Period	604	(208)	396
Balance at End of Period	$(31,014)	$15,694	$(15,320)

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Six Months Ended June 30, 2025
Balance at Beginning of Period	$(27,743)	$14,379	$(13,364)
Other Comprehensive Income (Loss) Before Reclassifications	5,137	(3,205)	1,932
Amounts Reclassified from Accumulated Other Comprehensive Income	(338)	(2,458)	(2,796)
Net Other Comprehensive Income (Loss) During Period	4,799	(5,663)	(864)
Balance at End of Period	$(22,944)	$8,716	$(14,228)

Six Months Ended June 30, 2024
Balance at Beginning of Period	$(31,720)	$13,474	$(18,246)
Other Comprehensive Income Before Reclassifications	1,000	5,521	6,521
Amounts Reclassified from Accumulated Other Comprehensive Income	(294)	(3,301)	(3,595)
Net Other Comprehensive Income During Period	706	2,220	2,926
Balance at End of Period	$(31,014)	$15,694	$(15,320)

Note 15: Subsequent Events

On July 22, 2025, the Company’s Board of Directors extended the expiration date of the Company’s previously announced stock repurchase program (the “2022 Stock Repurchase Program”) from August 20, 2025 to August 26, 2026. As of July 22, 2025, the 2022 Stock Repurchase Program had $13.1 million remaining under the repurchase authorization.

On July 23, 2025, the Company’s Board of Directors announced a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), payable on September 2, 2025, to shareholders of record on the Series A Preferred Stock at the close of business on August 15, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2025. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2025.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of changes in interest rates;
●	effects on the U.S. economy resulting from the threat or implementation of new, or changes to, existing policies, regulations, regulatory and governmental agencies and executive orders, including with respect to tariffs, immigration, DEI and ESG initiatives, consumer protection, foreign policy, and tax regulations;
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of changes in interest rates;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including the level and impact of inflation, including future monetary policies of the Federal Reserve in response thereto, and possible recession;
●	the effects of developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in several bank failures;
●	credit risk and risks from concentrations (by type of borrower, geographic area, collateral and industry) within the Company’s loan portfolio or large loans to certain borrowers (including CRE loans);
●	the overall health of the local and national real estate market;
●	our ability to successfully manage credit risk;
●	our ability to maintain an adequate level of allowance for credit losses on loans;
●	new or revised accounting standards as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, SEC or Public Company Accounting Oversight Board;

●	the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;
●	our ability to successfully manage liquidity risk, which may increase our dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	our ability to raise additional capital to implement our business plan;
●	our ability to implement our growth strategy and manage costs effectively;
●	the composition of our senior leadership team and our ability to attract and retain key personnel;
●	talent and labor shortages and employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our or our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions, “fintech” companies and digital asset service providers;
●	the effectiveness of our risk management framework;
●	rapid technological changes implemented by us and other parties in the financial services industry, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequence to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
●	the commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, domestic or foreign;
●	risks related to climate change and the negative impact it may have on our customers and their businesses;
●	the imposition of tariffs or other governmental policies impacting the global supply chain and the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics, acts of war or terrorism or other adverse external events, including ongoing conflicts in the Middle East and the Russian invasion of Ukraine;
●	potential impairment to the goodwill the Company recorded in connection with acquisitions;
●	risks associated with our integration of FMCB, including the possibility that the merger may be more difficult or expensive to integrate than anticipated, and the effect of the merger on the Company’s customer and employee relationships and operating results;
●	changes to U.S. or state tax laws, regulations and governmental policies concerning the Company’s general business, including changes in interpretation or prioritization of such rules and regulations;
●	the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment regarding the stability and liquidity of banks; and
●	any other risks described in the “Risk Factors” sections of reports filed by the Company with the SEC.

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

Recent Developments

On December 13, 2024, the Company's wholly-owned banking subsidiary, Bridgewater Bank, completed its acquisition of FMCB in an all-cash transaction. On the closing date, FMCB merged with and into Bridgewater Bank, with Bridgewater Bank as the surviving entity. The acquisition of FMCB aligns with and accelerates the Company’s strategic priorities, including its focus on continued growth within the Twin Cities market. The acquisition of FMCB added approximately $245.0 million of assets, $225.7 million of deposits, $117.1 million of loans and leases as of December 31, 2024, and two branch locations in Minnetonka, Minnesota. The acquisition also added an investment advisory business that offers nondeposit investment products through a third party arrangement. During the three and six months ended June 30, 2025, the Company incurred merger-related expenses of $540,000 and $1.1 million, respectively, related to the acquisition. The acquisition may impact comparability between periods.

On June 24, 2025, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors and qualified institutional buyers pursuant to which the Company sold and issued $80.0 million in aggregate principal amount of its 7.625% Fixed-to-Floating Rate Subordinated Notes due 2035. The Notes were issued by the Company to such purchasers at a price equal to 100% of their face amount. The Company used the net proceeds it received from the sale of the Notes to redeem $50 million of outstanding 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 and for general corporate purposes.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Company is currently evaluating the impact on future periods.

Operating Results Overview

The following table summarizes certain key financial results as of and for the periods indicated:

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands, except per share data)	2025	2025	2024	2024	2024
Income Statement
Net Interest Income	$32,452	$30,208	$26,967	$25,599	$24,996
Provision for Credit Losses	2,000	1,500	2,175	—	600
Noninterest Income	3,627	2,079	2,533	1,522	1,763
Noninterest Expense	18,941	18,136	16,812	15,760	15,539
Net Income	11,520	9,633	8,204	8,675	8,115
Net Income Available to Common Shareholders	10,506	8,620	7,190	7,662	7,101

Per Common Share Data
Basic Earnings Per Share	$0.38	$0.31	$0.26	$0.28	$0.26
Diluted Earnings Per Share	0.38	0.31	0.26	0.27	0.26
Adjusted Diluted Earnings Per Share (1)	0.37	0.32	0.27	0.28	0.25
Book Value Per Share	14.92	14.60	14.21	14.06	13.63
Tangible Book Value Per Share (1)	14.21	13.89	13.49	13.96	13.53
Basic Weighted Average Shares Outstanding	27,460,982	27,568,772	27,459,433	27,382,798	27,386,713
Diluted Weighted Average Shares Outstanding	27,998,008	28,036,506	28,055,532	27,904,910	27,748,184
Shares Outstanding at Period End	27,470,283	27,560,150	27,552,449	27,425,690	27,348,049

Selected Performance Ratios
Return on Average Assets (2)	0.90%	0.77%	0.68%	0.73%	0.70%
Pre-Provision Net Revenue Return on Average Assets (1)(2)	1.27	1.13	1.05	0.96	0.94
Return on Average Shareholders' Equity (2)	9.80	8.39	7.16	7.79	7.49
Return on Average Tangible Common Equity (1)(2)	10.93	9.22	7.43	8.16	7.80
Average Shareholders' Equity to Average Assets	9.14	9.18	9.52	9.42	9.37
Net Interest Margin (3)	2.62	2.51	2.32	2.24	2.24
Core Net Interest Margin (1)(3)	2.49	2.37	2.24	2.16	2.17
Yield on Interest Earning Assets(3)	5.56	5.43	5.40	5.48	5.41
Yield on Total Loans, Gross(3)	5.74	5.61	5.55	5.57	5.50
Cost of Interest Bearing Liabilities	3.83	3.82	4.06	4.27	4.19
Cost of Total Deposits	3.16	3.18	3.40	3.58	3.46
Cost of Funds	3.19	3.17	3.38	3.54	3.49
Efficiency Ratio (1)	52.6	55.5	56.8	58.0	58.7
Noninterest Expense to Average Assets (2)	1.47	1.45	1.40	1.33	1.35

Adjusted Financial Ratios (1)
Adjusted Return on Average Assets	0.88%	0.80%	0.71%	0.75%	0.68%
Adjusted Pre-Provision Net Revenue Return on Average Assets (2)	1.31	1.18	1.09	0.98	0.94
Adjusted Return on Average Shareholders' Equity	9.64	8.77	7.49	7.96	7.27
Adjusted Return on Average Tangible Common Equity	10.74	9.68	7.82	8.36	7.53
Adjusted Efficiency Ratio	51.5	53.7	55.2	57.2	58.7
Adjusted Noninterest Expense to Average Assets	1.43	1.41	1.36	1.31	1.35

Balance Sheet
Total Assets	$5,296,673	$5,136,808	$5,066,242	$4,691,517	$4,687,035
Total Loans, Gross	4,145,799	4,020,076	3,868,514	3,685,590	3,800,385
Deposits	4,236,742	4,162,457	4,086,767	3,747,442	3,807,712
Total Shareholders' Equity	476,282	468,975	457,935	452,200	439,241
Loan to Deposit Ratio	97.9%	96.6%	94.7%	98.3%	99.8%
Core Deposits to Total Deposits (4)	75.2	76.2	76.0	71.5	67.9
Uninsured Deposits to Total Deposits	30.5	28.7	27.7	25.0	22.5

Capital Ratios (Consolidated) (5)
Tier 1 Leverage Ratio	9.14%	9.10%	9.45%	9.75%	9.66%
Common Equity Tier 1 Risk-based Capital Ratio	9.03	9.03	9.08	9.79	9.41
Tier 1 Risk-based Capital Ratio	10.51	10.55	10.64	11.44	11.03
Total Risk-based Capital Ratio	14.17	13.62	13.76	14.62	14.16
Tangible Common Equity to Tangible Assets (1)	7.40	7.48	7.36	8.17	7.90

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2025	2025	2024	2024	2024
Selected Asset Quality Data
Loans 30-89 Days Past Due	$12,492	$466	$1,291	$65	$502
Loans 30-89 Days Past Due to Total Loans	0.30%	0.01%	0.03%	0.00%	0.01%
Nonperforming Loans	$10,134	$10,290	$301	$8,378	$678
Nonperforming Loans to Total Loans	0.24%	0.26%	0.01%	0.23%	0.02%
Nonaccrual Loans to Total Loans	0.24	0.26	0.01	0.23	0.02
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.24	0.26	0.01	0.23	0.02
Foreclosed Assets	$185	$—	$—	$434	$—
Nonperforming Assets (6)	10,319	10,290	301	8,812	678
Nonperforming Assets to Total Assets (6)	0.19%	0.20%	0.01%	0.19%	0.01%
Allowance for Credit Losses on Loans to Total Loans	1.35	1.34	1.35	1.38	1.37
Allowance for Credit Losses on Loans to Nonaccrual Loans	550.28	522.51	17,367.77	608.95	7,662.09
Net Loan Charge-Offs (Annualized) to Average Loans (2)	0.00	0.00	0.03	0.10	0.00
Watchlist/Special Mention Risk Rating Loans	$53,282	$38,346	$46,581	$31,991	$30,436
Substandard Risk Rating Loans	44,986	31,587	21,791	31,637	33,908
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Annualized.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(4)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.
(5)	Preliminary data. Current period subject to change prior to filing with applicable regulatory filings.
(6)	Nonperforming assets are defined as nonaccrual loans plus 90 days past due plus foreclosed assets.

Discussion and Analysis of Results of Operations

Net Income

Net income was $11.5 million for the second quarter of 2025, compared to net income of $8.1 million for the second quarter of 2024. Earnings per diluted common share for the second quarter of 2025 were $0.38, compared to $0.26 per diluted common share for the second quarter of 2024. Adjusted net income, a non-GAAP financial measure, was $11.3 million for the second quarter of 2025, compared to $7.9 million for the second quarter of 2024. Adjusted earnings per diluted common share, a non-GAAP financial measure, for the second quarter of 2025 were $0.37, compared to $0.25 per diluted common share for the second quarter of 2024.

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

Average Balances and Yields

The following tables present, for the three and six months ended June 30, 2025 and 2024, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	June 30, 2025			June 30, 2024
	Average	Interest	Yield/	Average	Interest	Yield/
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest Earning Assets:
Cash Investments	$166,164	$1,681	4.06%	$81,672	$922	4.54%
Investment Securities:
Taxable Investment Securities	734,998	8,883	4.85	641,469	7,861	4.93
Tax-Exempt Investment Securities (1)	31,940	401	5.04	31,550	401	5.11
Total Investment Securities	766,938	9,284	4.86	673,019	8,262	4.94
Loans (1)(2)	4,064,540	58,122	5.74	3,771,768	51,592	5.50
Federal Home Loan Bank Stock	21,416	429	8.03	19,461	394	8.15
Total Interest Earning Assets	5,019,058	69,516	5.56%	4,545,920	61,170	5.41%
Noninterest Earning Assets	143,124			100,597
Total Assets	$5,162,182			$4,646,517
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$813,906	$7,769	3.83%	$732,923	$8,270	4.54%
Savings and Money Market Deposits	1,370,831	12,692	3.71	914,397	9,459	4.16
Time Deposits	326,024	3,268	4.02	360,691	3,850	4.30
Brokered Deposits	833,629	8,768	4.22	976,467	10,039	4.13
Total Interest Bearing Deposits	3,344,390	32,497	3.90	2,984,478	31,618	4.26
Federal Funds Purchased	1,369	16	4.64	61,151	853	5.61
Notes Payable	13,750	260	7.58	13,750	296	8.64
FHLB Advances	404,473	2,852	2.83	306,396	2,125	2.79
Subordinated Debentures	83,892	1,121	5.36	79,424	990	5.02
Total Interest Bearing Liabilities	3,847,874	36,746	3.83%	3,445,199	35,882	4.19%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	774,424			691,891
Other Noninterest Bearing Liabilities	68,184			73,842
Total Noninterest Bearing Liabilities	842,608			765,733
Shareholders' Equity	471,700			435,585
Total Liabilities and Shareholders' Equity	$5,162,182			$4,646,517
Net Interest Income / Interest Rate Spread		32,770	1.73%		25,288	1.22%
Net Interest Margin (3)			2.62%			2.24%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(318)			(292)
Net Interest Income		$32,452			$24,996
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Six Months Ended
	June 30, 2025			June 30, 2024
	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	& Fees	Rate	Balance	& Fees	Rate
(dollars in thousands)
Interest Earning Assets:
Cash Investments	$185,850	$3,737	4.06%	$78,380	$1,751	4.49%
Investment Securities:
Taxable Investment Securities	751,702	17,916	4.81	639,989	15,461	4.86
Tax-Exempt Investment Securities (1)	33,734	862	5.15	31,648	801	5.09
Total Investment Securities	785,436	18,778	4.82	671,637	16,262	4.87
Loans (1)(2)	3,982,389	112,101	5.68	3,750,561	101,450	5.44
Federal Home Loan Bank Stock	20,209	864	8.62	18,760	737	7.90
Total Interest Earning Assets	4,973,884	135,480	5.49%	4,519,338	120,200	5.35%
Noninterest Earning Assets	143,115			100,340
Total Assets	$5,116,999			$4,619,678
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$834,537	$15,958	3.86%	$733,714	$15,963	4.38%
Savings and Money Market Deposits	1,336,632	24,627	3.72	905,620	18,240	4.05
Time Deposits	327,613	6,577	4.05	339,143	7,017	4.16
Brokered Deposits	834,244	17,438	4.22	995,332	20,588	4.16
Total Interest Bearing Deposits	3,333,026	64,600	3.91	2,973,809	61,808	4.18
Federal Funds Purchased	688	16	4.64	41,487	1,157	5.61
Notes Payable	13,750	518	7.60	13,750	591	8.64
FHLB Advances	379,652	5,008	2.66	312,522	4,383	2.82
Subordinated Debentures	81,813	2,104	5.19	79,376	1,981	5.02
Total Interest Bearing Liabilities	3,808,929	72,246	3.82%	3,420,944	69,920	4.11%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	770,849			695,373
Other Noninterest Bearing Liabilities	68,607			71,445
Total Noninterest Bearing Liabilities	839,456			766,818
Shareholders' Equity	468,614			431,916
Total Liabilities and Shareholders' Equity	$5,116,999			$4,619,678
Net Interest Income / Interest Rate Spread		63,234	1.67%		50,280	1.24%
Net Interest Margin (3)			2.56%			2.24%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(574)			(653)
Net Interest Income		$62,660			$49,627

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Three Months Ended June 30, 2025
	Compared with
	Three Months Ended June 30, 2024
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$857	$(98)	$759
Investment Securities:
Taxable Investment Securities	1,152	(130)	1,022
Tax-Exempt Investment Securities	5	(5)	—
Total Securities	1,157	(135)	1,022
Loans	4,334	2,196	6,530
Federal Home Loan Bank Stock	40	(5)	35
Total Interest Earning Assets	$6,388	$1,958	$8,346

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$795	$(1,296)	$(501)
Savings and Money Market Deposits	4,250	(1,017)	3,233
Time Deposits	(335)	(247)	(582)
Brokered Deposits	(1,475)	204	(1,271)
Total Deposits	3,235	(2,356)	879
Federal Funds Purchased	(689)	(148)	(837)
Notes Payable	—	(36)	(36)
FHLB Advances	698	29	727
Subordinated Debentures	63	68	131
Total Interest Bearing Liabilities	3,307	(2,443)	864
Net Interest Income	$3,081	$4,401	$7,482

	Six Months Ended June 30, 2025
	Compared with
	Six Months Ended June 30, 2024
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$2,155	$(169)	$1,986
Investment Securities:
Taxable Investment Securities	2,620	(165)	2,455
Tax-Exempt Investment Securities	51	10	61
Total Securities	2,671	(155)	2,516
Loans	6,254	4,397	10,651
Federal Home Loan Bank Stock	60	67	127
Total Interest Earning Assets	$11,140	$4,140	$15,280

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$1,884	$(1,889)	$(5)
Savings and Money Market Deposits	7,891	(1,504)	6,387
Time Deposits	(251)	(189)	(440)
Brokered Deposits	(3,425)	275	(3,150)
Total Deposits	6,099	(3,307)	2,792
Federal Funds Purchased	(942)	(199)	(1,141)
Notes Payable	1	(74)	(73)
FHLB Advances	873	(248)	625
Subordinated Debentures	57	66	123
Total Interest Bearing Liabilities	6,088	(3,762)	2,326
Net Interest Income	$5,052	$7,902	$12,954

Comparison of Net Interest Margin, Interest Income, and Interest Expense

Second Quarter of 2025 Compared to Second Quarter of 2024

Net interest income was $32.5 million for the second quarter of 2025, an increase of $7.5 million compared to $25.0 million for the second quarter of 2024. The increase in net interest income was primarily due to growth and higher yields in the loan portfolio.

Net interest margin (on a fully tax-equivalent basis) for the second quarter of 2025 was 2.62%, a 38 basis point increase from 2.24% in the second quarter of 2024. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and purchase accounting accretion, was 2.49% for the second quarter of 2025, a 32 basis point increase from 2.17% in the second quarter of 2024. The increase in the margin was primarily due to higher core loan yields, the impact of purchase accounting accretion, and lower costs of deposits.

Average interest earning assets were $5.02 billion for the second quarter of 2025, an increase of $473.1 million, or 10.4%, compared to $4.55 billion for the second quarter of 2024. This increase in average interest earning assets was primarily due to organic loan growth, higher average cash balances, and the FMCB acquisition. Average interest bearing liabilities were $3.85 billion for the second quarter of 2025, an increase of $402.7 million, or 11.7%, compared to $3.45 billion for the second quarter of 2024. The increase in average interest bearing liabilities was primarily due to deposit growth and deposits acquired, offset partially by a decrease in brokered deposits.

Average interest earning assets produced a tax-equivalent yield of 5.56% for the second quarter of 2025, compared to 5.41% for the second quarter of 2024. The increase in the yield on interest earning assets was primarily due to growth and repricing of the loan portfolio and purchase accounting accretion attributable to the acquisition of FMCB. The average rate paid on interest bearing liabilities was 3.83% for the second quarter of 2025, compared to 4.19% for the second quarter of 2024. The decrease was primarily due to lower rates paid on deposits.

Interest Income. Total interest income, on a tax-equivalent basis, was $69.5 million for the second quarter of 2025, compared to $61.2 million for the second quarter of 2024. The $8.3 million, or 13.6%, increase in total interest income on a tax-equivalent basis was primarily due to growth of the loan portfolio and higher earning asset yields.

Interest income on the investment securities portfolio, on a tax-equivalent basis, increased $1.0 million for the second quarter of 2025, compared to the second quarter of 2024, primarily due to a $93.9 million, or 14.0%, increase in average balances between the two periods primarily attributable to the acquisition of FMCB.

Interest income on loans, on a tax-equivalent basis, was $58.1 million for the second quarter of 2025, compared to $51.6 million for the second quarter of 2024. The $6.5 million increase was primarily due to growth and repricing of the loan portfolio in the higher interest rate environment.

Loan interest income and loan fees remained one of the primary contributing factors to the changes in the yield on interest earning assets. The aggregate loan yield increased to 5.74% in the second quarter of 2025, which was 24 basis points higher than 5.50% in the second quarter of 2024. Core loan yield continued to rise as new loans originated at higher yields and the existing portfolio repriced in the higher interest rate environment.

The following table presents a summary of interest, fees and accretion recognized on loans for the periods indicated:

	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Interest	5.59%	5.50%	5.47%	5.47%	5.42%
Fees	0.11	0.07	0.08	0.10	0.08
Accretion	0.04	0.04	—	—	—
Yield on Loans	5.74%	5.61%	5.55%	5.57%	5.50%

Interest Expense. Interest expense on interest bearing liabilities was $36.7 million for the second quarter of 2025, an increase of $864,000, from $35.9 million for the second quarter of 2024. The increase was primarily due to growth of the deposit portfolio and increased utilization of FHLB advances, offset partially by a decrease in utilization of federal funds purchased.

Interest expense on deposits was $32.5 million for the second quarter of 2025, an increase of $879,000, from $31.6 million for the second quarter of 2024. The increase in interest expense on deposits was primarily due to higher balances in savings and money market deposits and interest bearing transaction deposits. The cost of total deposits was 3.16% in the second quarter of 2025, a 30 basis point decrease, compared to 3.46% in the second quarter of 2024. The decrease was primarily due to lower rates paid on deposits following interest rate cuts in 2024 and decreased average balance of brokered deposits.

Interest expense on borrowings was $4.2 million for the second quarter of 2025, a decrease of $16,000, compared to $4.3 million for the second quarter of 2024. The decrease was primarily due to a decreased utilization of federal funds purchased, offset partially by increased utilization of FHLB advances.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net interest income was $62.7 million for the six months ended June 30, 2025, an increase of $13.0 million, or 26.3%, compared to $49.7 million for the six months ended June 30, 2024. The increase in net interest income was primarily due to growth and higher yields in the loan portfolio, offset partially by higher interest bearing liability balances.

Net interest margin (on a fully tax-equivalent basis) for the six months ended June 30, 2025 was 2.56%, a 32 basis point increase from 2.24% for the six months ended June 30, 2024. Core net interest margin (on a fully tax equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and purchase accounting accretion, was 2.43% for the six months ended June 30, 2025, a 25 basis point increase from 2.18% for the six months ended June 30, 2024.

Average interest earning assets were $4.97 billion for the six months ended June 30, 2025, an increase of $454.5 million, or 10.1%, compared to $4.52 billion for the six months ended June 30, 2024. This increase in average interest earning assets was primarily due to organic growth in the loan portfolio, higher average cash balances, and the FMCB acquisition. Average interest bearing liabilities were $3.81 billion for the six months ended June 30, 2025, an increase of $388.0 million, or 11.3%, compared to $3.42 billion for six months ended June 30, 2024. The increase in average interest bearing liabilities was primarily due to an increase in savings and money market deposits and interest bearing transaction deposits, offset partially by a decrease in brokered deposits.

Average interest earning assets produced a tax-equivalent yield of 5.49% for the six months ended June 30, 2025, compared to 5.35% for the six months ended June 30, 2024. The average rate paid on interest bearing liabilities was 3.82% for the six months ended June 30, 2025, compared to 4.11% for the six months ended June 30, 2024.

Interest Income. Total interest income on a tax-equivalent basis was $135.5 million for the six months ended June 30, 2025, compared to $120.2 million for the six months ended June 30, 2024. The $15.3 million increase in total interest income on a tax-equivalent basis was primarily due to growth in the loan and investment securities portfolios and higher earning asset yields.

Interest income on the investment securities portfolio, on a tax-equivalent basis, increased $2.5 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a $113.8 million, or 16.9%, increase in average balances between the two periods primarily attributable to the FMCB acquisition.

Interest income on loans, on a tax-equivalent basis, for the six months ended June 30, 2025 was $112.1 million, compared to $101.5 million for the six months ended June 30, 2024. The $10.7 million increase was primarily due to growth and repricing of the loan portfolio in the higher interest rate environment.

Interest Expense. Interest expense on interest bearing liabilities was $72.2 million for the six months ended June 30, 2025, an increase of $2.3 million, compared to $69.9 million for the six months ended June 30, 2024. The increase was primarily due to growth of the deposit portfolio.

Interest expense on deposits increased to $64.6 million for the six months ended June 30, 2025, compared to $61.8 million for the six months ended June 30, 2024. The $2.8 million increase in interest expense on deposits was primarily due to higher balances in savings and money market deposits and interest bearing transaction deposits, offset partially by lower rates paid on deposits.

Interest expense on borrowings was $7.6 million for the six months ended June 30, 2025, compared to $8.1 million for the six months ended June 30, 2024. This decrease was primarily due to lower average balances of federal funds purchased, offset partially by higher average balances of FHLB advances.

Provision for Credit Losses

The provision for credit losses on loans and leases was $2.0 million for the second quarter of 2025, compared to $600,000 for the second quarter of 2024. The provision for credit losses on loans and leases was $3.5 million for the six months ended June 30, 2025, compared to $1.5 million for the six months ended June 30, 2024. The provision for credit losses on loans and leases recorded in the second quarter of 2025 was primarily attributable to increased growth in the loan portfolio and an increase in specific reserves for loans individually evaluated. The allowance for credit losses on loans and leases to total loans was 1.35% at June 30, 2025, compared to 1.37% at June 30, 2024.

The following table presents a summary of the activity in the allowance for credit losses on loans and leases for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at Beginning of Period	$53,766	$51,347	$52,277	$50,494
Provision for Credit Losses	2,000	600	3,500	1,450
Charge-offs	(6)	(10)	(18)	(12)
Recoveries	5	12	6	17
Balance at End of Period	$55,765	$51,949	$55,765	$51,949

The provision for credit losses for off-balance sheet credit exposures was $-0- for each of the second quarter of 2025 and the second quarter of 2024. No provision was recorded during the second quarter of 2025 due to unfunded commitments remaining stable as the migration to funded loans was offset by the volume of newly originated loans with unfunded commitments. The provision for credit losses for off-balance sheet credit exposures was $-0- for the six months ended June 30, 2025, compared to a negative provision of $100,000 for the six months ended June 30, 2024. The allowance for credit losses on off-balance sheet credit exposures was $3.6 million as of June 30, 2025 and December 31, 2024.

The following table presents a summary of the activity in the provision for credit losses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2025	2024	(Decrease)	2025	2024	(Decrease)
Provision for Credit Losses on Loans and Leases	$2,000	$600	$1,400	$3,500	$1,450	$2,050
Provision for (Recovery of) Credit Losses for Off-Balance Sheet Credit Exposures	—	—	—	—	(100)	100
Provision for Credit Losses	$2,000	$600	$1,400	$3,500	$1,350	$2,150

Noninterest Income

Noninterest income was $3.6 million for the second quarter of 2025, an increase of $1.9 million from $1.8 million for the second quarter of 2024. The increase was primarily due to higher swap fees, FHLB prepayment income, investment advisory fees, and gains on sales of securities. Noninterest income was $5.7 million for the six months ended June 30, 2025, an increase of $2.4 million from $3.3 million for the six months ended June 30, 2024. The increase was primarily due to higher swap fees, FHLB prepayment income, and investment advisory fees.

The following table presents the major components of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2025	2024	(Decrease)	2025	2024	(Decrease)
Noninterest Income:
Customer Service Fees	$496	$366	$130	$991	$708	$283
Net Gain on Sales of Securities	474	320	154	475	413	62
Letter of Credit Fees	323	387	(64)	778	703	75
Debit Card Interchange Fees	152	155	(3)	289	296	(7)
Swap Fees	938	—	938	980	—	980
Bank-Owned Life Insurance	387	312	75	766	613	153
FHLB Prepayment Income	301	—	301	301	—	301
Investment Advisory Fees	213	—	213	538	—	538
Other Income	343	223	120	588	580	8
Totals	$3,627	$1,763	$1,864	$5,706	$3,313	$2,393

Noninterest Expense

Second Quarter of 2025 Compared to Second Quarter of 2024

Noninterest expense was $18.9 million for the second quarter of 2025, an increase of $3.4 million from $15.5 million for the second quarter of 2024. The increase was primarily attributable to increases in salaries and employee benefits, increased operating costs related to the acquisition, and merger-related expenses, offset partially by a decrease in derivative collateral fees.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Noninterest expense was $37.1 million for the six months ended June 30, 2025, an increase of $6.3 million, from $30.7 million for the six months ended June 30, 2024. The increase was primarily attributable to increases in salaries and employee benefits, increased operating costs related to the acquisition of FMCB, and merger related expenses.

The Company had 308 full-time equivalent employees at the end of the second quarter of 2025, compared to 258 at the end of the second quarter of 2024. The year-over-year increase was largely driven by the addition of employees from the acquisition of FMCB.

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

The efficiency ratio was 52.6% for the second quarter of 2025, compared to 58.7% for the second quarter of 2024. The efficiency ratio was 53.9% and 58.5%, respectively for the six months ended June 30, 2025 and June 30, 2024. The Company’s efficiency has remained consistently below the industry median due in part to its “branch-light” model.

The following table presents the major components of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2025	2024	(Decrease)	2025	2024	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$11,363	$9,675	$1,688	$22,734	$19,108	$3,626
Occupancy and Equipment	1,274	1,092	182	2,508	2,149	359
FDIC Insurance Assessment	750	725	25	1,200	1,600	(400)
Data Processing	625	472	153	1,244	884	360
Professional and Consulting Fees	1,110	852	258	2,104	1,741	363
Derivative Collateral Fees	372	528	(156)	823	1,014	(191)
Information Technology and Telecommunications	971	812	159	1,942	1,608	334
Marketing and Advertising	435	317	118	762	639	123
Intangible Asset Amortization	230	8	222	460	17	443
Other Expense	1,811	1,058	753	3,300	1,968	1,332
Totals	$18,941	$15,539	$3,402	$37,077	$30,728	$6,349

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

Income tax expense was $3.6 million for the second quarter of 2025, compared to $2.5 million for the second quarter of 2024. The effective combined federal and state income tax rate for the second quarter of 2025 was 23.9%, compared to 23.6% for the second quarter of 2024. Income tax expense was $6.6 million for the six months ended June 30, 2025, compared to $4.9 million for the six months ended June 30, 2024. The effective combined federal and state income tax rate for the six months ended June 30, 2025 and 2024 was 23.9% and 23.6%, respectively. The effective tax rate remained stable across both periods.

Financial Condition

Assets

Total assets at June 30, 2025 were $5.30 billion, an increase of $230.4 million, or 4.5%, over total assets of $5.07 billion at December 31, 2024, and an increase of $609.6 million, or 13.0%, over total assets of $4.69 billion at June 30, 2024. The year-to-date increase was primarily due to organic growth in the loan portfolio. The year-over-year increase was primarily due to growth in the loan portfolio driven by organic growth and the acquisition of FMCB in the fourth quarter of 2024.

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

The investment securities portfolio consists primarily of U.S. treasury securities, U.S. government agency mortgage backed securities, municipal securities, corporate securities comprised primarily of subordinated debentures of banks and financial holding companies, and asset-backed securities. In addition, the Company also holds other mortgage backed and other debt securities, all with varying contractual maturities. These maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. All investment securities are held as available for sale.

Securities available for sale were $743.9 million at June 30, 2025, a decrease of $24.4 million, or 3.2%, compared to $768.2 million at December 31, 2024. The decrease was primarily due to the sale of $58.5 million of securities acquired in the FMCB acquisition.

The following table presents the amortized cost and fair value of securities available for sale, by type, at June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Amortized	Fair		Amortized	Fair
(dollars in thousands)	Cost	Value	Percent	Cost	Value	Percent
U.S. Treasury Securities	$155,939	$145,654	19.6%	$179,835	$167,748	21.8%
U.S Government Agency Securities	11,086	11,156	1.5	22,053	22,082	2.9
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	47,105	46,410	6.2	7,726	7,021	0.8
Issued by FNMA and FHLMC	32,921	30,803	4.1	60,532	57,354	7.5
Other Residential Mortgage-Backed Securities	77,643	70,153	9.4	71,301	61,969	8.1
Commercial Mortgage-Backed Securities	9,637	9,334	1.3	11,084	10,583	1.4
All Other Commercial MBS	113,198	113,198	15.2	109,190	107,963	14.1
Total MBS	280,504	269,898	36.2	259,833	244,890	31.9
Municipal Securities	129,599	115,054	15.5	139,891	122,265	15.9
Corporate Securities	133,931	130,097	17.5	139,161	134,186	17.5
Asset-Backed Securities	71,991	72,030	9.7	76,891	77,076	10.0
Total	$783,050	$743,889	100.0%	$817,664	$768,247	100.0%

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

Total gross loans at June 30, 2025 were $4.15 billion, an increase $277.3 million, or 7.2%, over total gross loans of $3.87 billion at December 31, 2024, and an increase of $345.4 million, or 9.1%, over total gross loans of $3.80 billion at June 30, 2024. The year-to-date increase in the loan portfolio was primarily due to increased loan originations and lower loan payoffs. The year-over-year increase was primarily attributable to increased loan originations and the acquisition of FMCB during the fourth quarter of 2024.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	June 30, 2025		March 31, 2025		December 31, 2024		September 30, 2024		June 30, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$549,259	13.3%	$528,801	13.2%	$497,662	12.9%	$493,403	13.4%	$518,762	13.6%
Leases	44,817	1.1	43,958	1.1	44,291	1.1	—	—	—	—
Construction and Land Development	136,438	3.3	128,073	3.2	97,255	2.5	118,596	3.2	134,096	3.5
1-4 Family Construction	39,095	0.9	39,438	1.0	41,961	1.1	45,822	1.3	60,551	1.6
Real Estate Mortgage:
1-4 Family Mortgage	474,269	11.4	479,461	11.9	474,383	12.3	421,179	11.4	416,944	11.0
Multifamily	1,555,731	37.5	1,534,747	38.2	1,425,610	36.9	1,379,814	37.4	1,404,835	37.0
CRE Owner Occupied	192,837	4.7	196,080	4.9	191,248	4.9	182,239	5.0	185,988	4.9
CRE Nonowner Occupied	1,137,007	27.4	1,055,157	26.1	1,083,108	28.0	1,032,142	28.0	1,070,050	28.2
Total Real Estate Mortgage Loans	3,359,844	81.0	3,265,445	81.1	3,174,349	82.1	3,015,374	81.8	3,077,817	81.1
Consumer and Other	16,346	0.4	14,361	0.4	12,996	0.3	12,395	0.3	9,159	0.2
Total Loans, Gross	4,145,799	100.0%	4,020,076	100.0%	3,868,514	100.0%	3,685,590	100.0%	3,800,385	100.0%
Allowance for Credit Losses	(55,765)		(53,766)		(52,277)		(51,018)		(51,949)
Net Deferred Loan Fees	(7,629)		(7,218)		(6,801)		(5,705)		(6,214)
Total Loans, Net	$4,082,405		$3,959,092		$3,809,436		$3,628,867		$3,742,222

The Company primarily focuses on real estate mortgage lending, which constituted 81.1% of the portfolio at June 30, 2025. The composition of the portfolio has remained relatively consistent with prior periods, and the Company does not expect any significant changes in the composition of the loan portfolio or the emphasis on real estate lending in the foreseeable future.

As of June 30, 2025, investor CRE loans totaled $2.87 billion, consisting of $1.14 billion of loans secured by nonowner occupied CRE, $1.56 billion of loans secured by multifamily residential properties, $39.1 million of 1-4 family construction loans and $136.4 million of construction and land development loans. Investor CRE loans represented 69.2% of the total gross loan portfolio and 475.9% of the Bank’s total risk-based capital at June 30, 2025, compared to 68.4% and 462.0%, respectively, at December 31, 2024.

The following table provides a breakdown of CRE nonowner occupied loans by collateral types as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
		Percent of	Percent of		Percent of	Percent of
		CRE Nonowner	Total Loan		CRE Nonowner	Total Loan
(dollars in thousands)	Balance	Occupied Portfolio	Portfolio	Balance	Occupied Portfolio	Portfolio
Collateral Type:
Industrial	$301,475	26.5%	7.3%	$285,594	26.4%	7.4%
Office	213,860	18.8	5.1	191,638	17.7	5.0
Retail	180,695	15.9	4.4	172,530	15.9	4.5
Nursing/Assisted Living	119,074	10.5	2.9	108,452	10.0	2.8
Mini Storage Facility	109,879	9.7	2.7	111,705	10.3	2.9
Medical Office	86,506	7.6	2.1	110,486	10.2	2.9
Other	125,518	11.0	2.9	102,703	9.5	2.5
Total CRE Nonowner Occupied	$1,137,007	100.0%	27.4%	$1,083,108	100.0%	28.0%

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$211,119	$268,578	$66,683	$2,879
Leases	4,701	39,532	584	—
Construction and Land Development	73,918	60,541	1,979	—
1-4 Family Construction	34,876	4,018	201	—
Real Estate Mortgage:
1-4 Family Mortgage	90,334	292,006	67,113	24,816
Multifamily	240,879	766,305	461,406	87,141
CRE Owner Occupied	6,530	120,683	62,037	3,587
CRE Nonowner Occupied	250,554	678,822	206,845	786
Total Real Estate Mortgage Loans	588,297	1,857,816	797,401	116,330
Consumer and Other	8,188	7,793	151	214
Total Loans, Gross	$921,099	$2,238,278	$866,999	$119,423
Interest Rate Sensitivity:
Fixed Interest Rates	$587,691	$1,721,647	$438,302	$27,413
Floating or Adjustable Rates	333,408	516,631	428,697	92,010
Total Loans, Gross	$921,099	$2,238,278	$866,999	$119,423

	As of December 31, 2024
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$170,588	$248,695	$75,467	$2,912
Leases	4,998	38,641	652	—
Construction and Land Development	53,373	42,002	1,880	—
1-4 Family Construction	38,996	2,764	201	—
Real Estate Mortgage:
1-4 Family Mortgage	74,914	297,516	76,647	25,306
Multifamily	206,913	637,012	513,194	68,491
CRE Owner Occupied	4,704	112,223	69,742	4,579
CRE Nonowner Occupied	264,947	602,380	214,971	810
Total Real Estate Mortgage Loans	551,478	1,649,131	874,554	99,186
Consumer and Other	8,813	3,776	174	233
Total Loans, Gross	$828,246	$1,985,009	$952,928	$102,331
Interest Rate Sensitivity:
Fixed Interest Rates	$580,854	$1,622,161	$475,264	$32,271
Floating or Adjustable Rates	247,392	362,848	477,664	70,060
Total Loans, Gross	$828,246	$1,985,009	$952,928	$102,331

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

The following table presents information on loan classifications at June 30, 2025. The Company had no assets classified as doubtful or loss at June 30, 2025.

	Risk Category
(dollars in thousands)	Watch/Special Mention	Substandard	Total
Commercial	$1,910	$12,832	$14,742
Leases	—	34	34
Construction and Land Development	—	46	46
Real Estate Mortgage:
1-4 Family Mortgage	—	1,341	1,341
Multifamily	47,610	11,659	59,269
CRE Owner Occupied	2,872	2,700	5,572
CRE Nonowner Occupied	890	16,374	17,264
Total Real Estate Mortgage Loans	51,372	32,074	83,446
Totals	$53,282	$44,986	$98,268

Loans that have potential weaknesses that warranted a watch or special mention risk rating at June 30, 2025 totaled $53.3 million, compared to $46.6 million at December 31, 2024. Loans that warranted a substandard risk rating at June 30, 2025 totaled $45.0 million, compared to $21.8 million at December 31, 2024. Management continues to actively work with these borrowers and closely monitor substandard credits.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonaccrual loans totaled $10.1 million as of June 30, 2025 and $301,000 as of December 31, 2024. There were no loans 90 days past due and still accruing as of June 30, 2025 or December 31, 2024. As of June 30, 2025, there were $185,000 of foreclosed assets. There were no foreclosed assets as of December 31, 2024.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Total Nonaccrual Loans	$10,134	$301
Total Nonperforming Loans	$10,134	$301
Plus: Foreclosed Assets	185	—
Total Nonperforming Assets (1)	$10,319	$301
Nonaccrual Loans to Total Loans	0.24%	0.01%
Nonperforming Loans to Total Loans	0.24	0.01
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.25	0.01
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing or modified accruing loans for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, to place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for credit losses on loans is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans for three and six months ended June 30, 2025 was $169,000 and $342,000, respectively. Gross income that would have been recorded on nonaccrual loans for the three and six months ended June 30, 2024 was $23,000 and $36,000, respectively.

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

At June 30, 2025, the allowance for credit losses on loans and leases was $55.8 million, an increase of $3.5 million from $52.3 million at December 31, 2024. Net charge-offs (recoveries) totaled $1,000 during the second quarter of 2025 and ($2,000) during the second quarter of 2024. Net charge-offs (recoveries) totaled $12,000 for the six months ended June 30, 2025, and ($5,000) for the six months ended June 30, 2024. The allowance for credit losses on loans and leases as a percentage of total loans was 1.35% at June 30, 2025 and 1.35% at December 31, 2024.

The following table presents a summary of net charge-offs for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Net Charge-offs (Recoveries)
Commercial	$(1)	$(2)	$(1)	$(5)
Real Estate Mortgage:
1-4 Family Mortgage	—	(2)	—	(3)
Total Real Estate Mortgage Loans	—	(2)	—	(3)
Consumer and Other	2	2	13	3
Total Net Charge-offs (Recoveries)	$1	$(2)	$12	$(5)
Net Charge-offs to Average Loans
Commercial	0.00%	0.00%	0.00%	0.00%
Real Estate Mortgage:
1-4 Family Mortgage	0.00	0.00	0.00	0.00
Total Real Estate Mortgage Loans	0.00	0.00	0.00	0.00
Consumer and Other	0.05	0.09	0.18	0.02
Total Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.00%	0.00%	0.03%	0.00%
Gross Loans, End of Period	$4,145,799	$3,800,385	$4,145,799	$3,800,385
Average Loans	4,064,540	3,771,768	3,982,389	3,750,561
Allowance for Credit Losses to Total Gross Loans	1.35%	1.37%	1.35%	1.37%

The following table presents a summary of the allocation of the allowance for credit losses on loans by loan portfolio segment as of the dates indicated:

	June 30,		December 31,
	2025		2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$5,935	10.6%	$5,630	10.8%
Leases	381	0.7	368	0.7
Construction and Land Development	1,104	2.0	866	1.7
1-4 Family Construction	278	0.5	331	0.6
Real Estate Mortgage:
1 - 4 Family Mortgage	2,413	4.3	2,795	5.3
Multifamily	23,921	42.9	23,120	44.2
CRE Owner Occupied	1,137	2.0	1,290	2.5
CRE Nonowner Occupied	20,443	36.7	17,735	33.9
Total Real Estate Mortgage Loans	47,914	85.9	44,940	85.9
Consumer and Other	153	0.3	142	0.3
Total Allowance for Credit Losses	$55,765	100.0%	$52,277	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	June 30, 2025		March 31, 2025		December 31, 2024		September 30, 2024		June 30, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$787,868	18.6%	$791,528	19.0%	$800,763	19.6%	$713,309	19.0%	$705,175	18.5%
Interest Bearing Transaction Deposits	791,748	18.7	840,378	20.2	862,242	21.1	805,756	21.5	752,568	19.8
Savings and Money Market Deposits	1,441,694	34.0	1,372,191	33.0	1,259,503	30.8	980,345	26.2	943,994	24.8
Time Deposits	344,882	8.1	326,821	7.8	338,506	8.3	347,080	9.3	373,713	9.8
Brokered Deposits	870,550	20.6	831,539	20.0	825,753	20.2	900,952	24.0	1,032,262	27.1
Total Deposits	$4,236,742	100.0%	$4,162,457	100.0%	$4,086,767	100.0%	$3,747,442	100.0%	$3,807,712	100.0%

Total deposits at June 30, 2025 were $4.24 billion, an increase of $150.0 million, or 3.7%, compared to total deposits of $4.09 billion at December 31, 2024, and an increase of $429.0 million, or 11.3%, over total deposits of $3.81 billion at June 30, 2024. Core deposits, defined as total deposits excluding brokered deposits and time deposits greater than $250,000, increased $79.9 million, or 5.1% annualized, from December 31, 2024. Growth in core deposits was primarily due to both increased balances of existing clients and new client acquisitions. Based on the nature of the Company’s client base, management believes core deposits could fluctuate in future periods as deposit growth is not always linear.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. As of June 30, 2025, total brokered deposits were $870.6 million, an increase of $44.8 million, compared to total brokered deposits of $825.8 million at December 31, 2024. Brokered deposits continue to be used as a supplemental funding source, as needed, to support loan portfolio growth.

The following table presents the average balance and average rate paid on each of the following deposit categories as of and for the three months ended June 30, 2025 and 2024:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$774,424	—%	$691,891	—%
Interest Bearing Transaction Deposits	813,906	3.83	732,923	4.54
Savings and Money Market Deposits	1,370,831	3.71	914,397	4.16
Time Deposits < $250,000	163,946	3.55	180,855	3.79
Time Deposits > $250,000	162,078	4.13	179,836	4.80
Brokered Deposits	833,629	4.22	976,467	4.13
Total Deposits	$4,118,814	3.16%	$3,676,369	3.46%

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.30 billion, or 30.5% of total deposits, at June 30, 2025 and

$1.14 billion, or 27.7% of total deposits, at December 31, 2024. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Other Borrowings

At June 30, 2025, the Company had outstanding FHLB advances of $404.5 million, compared to $359.5 million at December 31, 2024. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $490.7 million and $483.2 million at June 30, 2025 and December 31, 2024, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. The maximum principal amount of the revolving line of credit is $40.0 million, and the facility matures on September 1, 2026. As of both June 30, 2025 and December 31, 2024, the Company had $13.8 million of outstanding balances under the revolving line of credit and two outstanding letters of credit totaling $6.4 million under this facility.

Additionally, the Company has borrowing capacity from other sources. As of June 30, 2025, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $1.02 billion and $925.8 million at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company had no outstanding advances from the discount window.

Subordinated Debentures

As of June 30, 2025 and December 31, 2024, the Company had subordinated debentures, net of issuance costs, of $108.7 million and $79.7 million, respectively.

For additional information, see “Note 9 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at June 30, 2025:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$3,169,173	$—	$—	$—	$3,169,173
Time Deposits	650,703	247,113	169,753	—	1,067,569
Notes Payable	—	13,750	—	—	13,750
FHLB Advances	320,500	61,500	22,500	—	404,500
Subordinated Debentures	—	—	—	110,000	110,000
Commitment to Fund Tax Credit Investments	2,212	—	—	—	2,212
Operating Lease Obligations	614	790	370	45	1,819
Totals	$4,143,202	$323,153	$192,623	$110,045	$4,769,023

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

Capital

Total shareholders’ equity at June 30, 2025 was $476.3 million, an increase of $18.3 million, or 4.0%, compared to total shareholders’ equity of $457.9 million at December 31, 2024. The increase was primarily due to net income retained and a decrease in unrealized losses in the securities portfolio, offset partially by a decrease in unrealized gains in the derivatives portfolio, preferred stock dividends, and stock repurchases.

Tangible book value per share, a non-GAAP financial measure, was $14.21 as of June 30, 2025, an increase of 5.4% from $13.49 as of December 31, 2024. Tangible common equity as a percentage of tangible assets, a non-GAAP financial measure, was 7.40% at June 30, 2025, compared to 7.36% at December 31, 2024.

Stock Repurchase Program. During the three months ended June 30, 2025, the Company repurchased 122,704 shares of its common stock, representing 0.44% of the Company’s issued and outstanding shares. Shares were repurchased during this period at a weighted average price of $12.80 per share, for a total of $1.6 million. During the six months ended June 30, 2025, the Company repurchased 167,709 shares of its common stock, representing 0.61% of the Company’s issued and outstanding shares. Shares were repurchased during this period at a weighted average price of $13.07 per share, for a total of $2.2 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. As of June 30, 2025, the remaining amount that could be used to repurchase shares under the 2022 Stock Repurchase Program was $13.1 million. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2025. The regulatory capital ratios necessary for the Company and the Bank to meet minimum capital adequacy standards, and for the Bank to be considered well capitalized under the prompt corrective action framework, are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios as of the dates indicated are presented in the following tables:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Company (Consolidated):
Total Risk-based Capital	$638,131	14.17%	$360,228	8.00%	$472,799	10.50%	N/A	N/A
Tier 1 Risk-based Capital	473,118	10.51	270,171	6.00	382,742	8.50	N/A	N/A
Common Equity Tier 1 Capital	406,604	9.03	202,628	4.50	315,200	7.00	N/A	N/A
Tier 1 Leverage Ratio	473,118	9.14	207,099	4.00	207,099	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$602,742	13.41%	$359,617	8.00%	$471,997	10.50%	$449,521	10.00%
Tier 1 Risk-based Capital	546,513	12.16	269,713	6.00	382,093	8.50	359,617	8.00
Common Equity Tier 1 Capital	546,513	12.16	202,285	4.50	314,665	7.00	292,189	6.50
Tier 1 Leverage Ratio	546,513	10.58	206,577	4.00	206,577	4.00	258,221	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company (Consolidated):
Total Risk-based Capital	$585,966	13.76%	$340,581	8.00%	$447,013	10.50%	N/A	N/A
Tier 1 Risk-based Capital	453,049	10.64	255,436	6.00	361,867	8.50	N/A	N/A
Common Equity Tier 1 Capital	386,535	9.08	191,577	4.50	298,008	7.00	N/A	N/A
Tier 1 Leverage Ratio	453,049	9.44	191,878	4.00	191,878	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$573,158	13.49%	$340,003	8.00%	$446,254	10.50%	$425,004	10.00%
Tier 1 Risk-based Capital	520,000	12.24	255,002	6.00	361,253	8.50	340,003	8.00
Common Equity Tier 1 Capital	520,000	12.24	191,252	4.50	297,503	7.00	276,253	6.50
Tier 1 Leverage Ratio	520,000	10.86	191,593	4.00	191,593	4.00	239,491	5.00

Regulations include a capital conservation buffer of 2.5% that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At June 30, 2025, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represented credit risk as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$152,414	$522,737	$174,273	$504,791
Letters of Credit	7,314	110,688	9,012	115,385
Totals	$159,728	$633,425	$183,285	$620,176

The Company had outstanding letters of credit with the FHLB of $134.8 million and $103.2 million at June 30, 2025 and December 31, 2024, respectively, on behalf of customers and to secure public deposits.

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

Total on- and off-balance sheet liquidity was $2.38 billion as of June 30, 2025, compared to $2.30 billion at December 31, 2024.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	June 30, 2025	December 31, 2024
(dollars in thousands)
Cash and Cash Equivalents	$192,709	$188,884
Securities Available for Sale	743,889	768,247
Less: Pledged Securities	(282,025)	(289,903)
Total Primary Liquidity	$654,573	$667,228
Ratio of Primary Liquidity to Total Deposits	15.4%	16.3%

Secondary Liquidity—Off-Balance Sheet
(dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$490,748	$483,245
Net Secured Borrowing Capacity with the Federal Reserve Bank	1,019,087	925,798
Unsecured Borrowing Capacity with Correspondent Lenders	200,000	200,000
Secured Borrowing Capacity with Correspondent Lender	19,855	19,855
Total Secondary Liquidity	1,729,690	1,628,898
Total Primary and Secondary Liquidity	$2,384,263	$2,296,126
Ratio of Primary and Secondary Liquidity to Total Deposits	56.3%	56.2%

During the six months ended June 30, 2025, primary liquidity decreased by $12.7 million due to a $24.4 million decrease in securities available for sale, offset partially by a $7.9 million decrease in pledged securities and a $3.8 million increase in cash and cash equivalents, when compared to December 31, 2024. Secondary liquidity increased by $100.8 million as of June 30, 2025, when compared to December 31, 2024, due to a $93.3 million increase in the borrowing capacity with the Federal Reserve Bank and a $7.5 million increase in the borrowing capacity with the FHLB.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At June 30, 2025, core deposits totaled approximately $3.19 billion and represented 75.2% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At June 30, 2025, brokered deposits totaled $870.6 million, consisting of $722.7 million of brokered time deposits and $147.9 million of non-maturity brokered money market and transaction accounts. At December 31, 2024, brokered deposits totaled $825.8 million, consisting of $698.3 million of brokered time deposits and $127.4 million of non-maturity brokered money market and transaction accounts.

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

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2025	2025	2024	2024	2024	2025	2024
Pre-Provision Net Revenue
Noninterest Income	$3,627	$2,079	$2,533	$1,522	$1,763	$5,706	$3,313
Less: (Gain) Loss on Sales of Securities	(474)	(1)	—	28	(320)	(475)	(413)
Less: FHLB Advance Prepayment Income	(301)	—	—	—	—	(301)	—
Total Operating Noninterest Income	2,852	2,078	2,533	1,550	1,443	4,930	2,900
Plus: Net Interest Income	32,452	30,208	26,967	25,599	24,996	62,660	49,627
Net Operating Revenue	$35,304	$32,286	$29,500	$27,149	$26,439	$67,590	$52,527

Noninterest Expense	$18,941	$18,136	$16,812	$15,760	$15,539	$37,077	$30,728
Total Operating Noninterest Expense	$18,941	$18,136	$16,812	$15,760	$15,539	$37,077	$30,728

Pre-Provision Net Revenue	$16,363	$14,150	$12,688	$11,389	$10,900	$30,513	$21,799

Plus:
Non-Operating Revenue Adjustments	775	1	—	(28)	320	776	413
Less:
Provision for Credit Losses	2,000	1,500	2,175	—	600	3,500	1,350
Provision for Income Taxes	3,618	3,018	2,309	2,686	2,505	6,636	4,916
Net Income	$11,520	$9,633	$8,204	$8,675	$8,115	$21,153	$15,946

Average Assets	$5,162,182	$5,071,446	$4,788,036	$4,703,804	$4,646,517	$5,116,999	$4,619,678
Pre-Provision Net Revenue Return on Average Assets	1.27%	1.13%	1.05%	0.96%	0.94%	1.20%	0.95%

Adjusted Pre-Provision Net Revenue
Net Operating Revenue	$35,304	$32,286	$29,500	$27,149	$26,439	$67,590	$52,527

Noninterest Expense	$18,941	$18,136	$16,812	$15,760	$15,539	$37,077	$30,728
Less: Merger-related Expenses	(540)	(565)	(488)	(224)	—	(1,105)	—
Adjusted Total Operating Noninterest Expense	$18,401	$17,571	$16,324	$15,536	$15,539	$35,972	$30,728

Adjusted Pre-Provision Net Revenue	$16,903	$14,715	$13,176	$11,613	$10,900	$31,618	$21,799
Adjusted Pre-Provision Net Revenue Return on Average Assets	1.31%	1.18%	1.09%	0.98%	0.94%	1.25%	0.95%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2025	2025	2024	2024	2024	2025	2024
Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$32,770	$30,464	$27,254	$25,905	$25,288	$63,234	$50,280
Less:
Loan Fees	(1,019)	(719)	(747)	(968)	(767)	(1,738)	(1,374)
Purchase Accounting Accretion:
Loan Accretion	(425)	(342)	—	—	—	(767)	—
Bond Accretion	(152)	(578)	(91)	—	—	(730)	—
Bank-Owned Certificates of Deposit Accretion	(4)	(7)	—	—	—	(11)	—
Deposit Certificates of Deposit Accretion	(37)	(38)	—	—	—	(75)	—
Total Purchase Accounting Accretion	(618)	(965)	(91)	—	—	(1,583)	—
Core Net Interest Income (Tax-equivalent Basis)	$31,133	$28,780	$26,416	$24,937	$24,521	$59,913	$48,906

Average Interest Earning Assets	$5,019,058	$4,928,283	$4,682,841	$4,595,521	$4,545,920	$4,973,884	$4,519,338
Core Net Interest Margin	2.49%	2.37%	2.24%	2.16%	2.17%	2.43%	2.18%

Core Loan Yield
Loan Interest Income (Tax-equivalent Basis)	$58,122	$53,979	$52,078	$52,118	$51,592	$112,101	$101,450
Less:
Loan Fees	(1,019)	(719)	(747)	(968)	(767)	(1,738)	(1,374)
Loan Accretion	(425)	(342)	—	—	—	(767)	—
Core Loan Interest Income	$56,678	$52,918	$51,331	$51,150	$50,825	$109,596	$100,076

Average Loans	$4,064,540	$3,899,258	$3,730,532	$3,721,654	$3,771,768	$3,982,389	$3,750,561
Core Loan Yield	5.59%	5.50%	5.47%	5.47%	5.42%	5.55%	5.37%

Efficiency Ratio
Noninterest Expense	$18,941	$18,136	$16,812	$15,760	$15,539	$37,077	$30,728
Less: Amortization of Intangible Assets	(230)	(230)	(52)	(9)	(8)	(460)	(17)
Adjusted Noninterest Expense	$18,711	$17,906	$16,760	$15,751	$15,531	$36,617	$30,711

Net Interest Income	$32,452	$30,208	$26,967	$25,599	$24,996	$62,660	$49,627
Noninterest Income	3,627	2,079	2,533	1,522	1,763	5,706	3,313
Less: Gain (Loss) on Sales of Securities	(474)	(1)	—	28	(320)	(475)	(413)
Adjusted Operating Revenue	$35,605	$32,286	$29,500	$27,149	$26,439	$67,891	$52,527
Efficiency Ratio	52.6%	55.5%	56.8%	58.0%	58.7%	53.9%	58.5%

Adjusted Efficiency Ratio
Noninterest Expense	$18,941	$18,136	$16,812	$15,760	$15,539	$37,077	$30,728
Less: Amortization of Intangible Assets	(230)	(230)	(52)	(9)	(8)	(460)	(17)
Less: Merger-related Expenses	(540)	(565)	(488)	(224)	—	(1,105)	—
Adjusted Noninterest Expense	$18,171	$17,341	$16,272	$15,527	$15,531	$35,512	$30,711

Net Interest Income	$32,452	$30,208	$26,967	$25,599	$24,996	62,660	49,627
Noninterest Income	3,627	2,079	2,533	1,522	1,763	5,706	3,313
Less: FHLB Advance Prepayment Income	(301)	—	—	—	—	(301)	—
Less: (Gain) Loss on Sales of Securities	(474)	(1)	—	28	(320)	(475)	(413)
Adjusted Operating Revenue	$35,304	$32,286	$29,500	$27,149	$26,439	$67,590	$52,527
Adjusted Efficiency Ratio	51.5%	53.7%	55.2%	57.2%	58.7%	52.5%	58.5%

Adjusted Noninterest Expense to Average Assets (Annualized)
Noninterest Expense	$18,941	$18,136	$16,812	$15,760	$15,539	$37,077	$30,728
Less: Merger-related Expenses	(540)	(565)	(488)	(224)	—	(1,105)	—
Adjusted Noninterest Expense	$18,401	$17,571	$16,324	$15,536	$15,539	$35,972	$30,728

Average Assets	$5,162,182	$5,071,446	$4,788,036	$4,703,804	$4,646,517	$5,116,999	$4,619,678
Adjusted Noninterest Expense to Average Assets (Annualized)	1.43%	1.41%	1.36%	1.31%	1.35%	1.42%	1.34%

	For the Three Months Ended					For the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2025	2025	2024	2024	2024	2025	2024
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$476,282	$468,975	$457,935	$452,200	$439,241
Less: Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Total Common Shareholders' Equity	409,768	402,461	391,421	385,686	372,727
Less: Intangible Assets	(19,372)	(19,602)	(19,832)	(2,789)	(2,797)
Tangible Common Equity	$390,396	$382,859	$371,589	$382,897	$369,930

Total Assets	$5,296,673	$5,136,808	$5,066,242	$4,691,517	$4,687,035
Less: Intangible Assets	(19,372)	(19,602)	(19,832)	(2,789)	(2,797)
Tangible Assets	$5,277,301	$5,117,206	$5,046,410	$4,688,728	$4,684,238
Tangible Common Equity/Tangible Assets	7.40%	7.48%	7.36%	8.17%	7.90%

Tangible Book Value Per Share
Book Value Per Common Share	$14.92	$14.60	$14.21	$14.06	$13.63
Less: Effects of Intangible Assets	(0.71)	(0.71)	(0.72)	(0.10)	(0.10)
Tangible Book Value Per Common Share	$14.21	$13.89	$13.49	$13.96	$13.53

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$10,506	$8,620	$7,190	$7,662	$7,101	$19,126	$13,919

Average Shareholders' Equity	$471,700	$465,408	$455,949	$443,077	$435,585	$468,614	$431,916
Less: Average Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Average Common Equity	405,186	398,894	389,435	376,563	369,071	402,100	365,402
Less: Effects of Average Intangible Assets	(19,504)	(19,738)	(4,412)	(2,794)	(2,802)	(19,620)	(2,806)
Average Tangible Common Equity	$385,682	$379,156	$385,023	$373,769	$366,269	$382,480	$362,596
Return on Average Tangible Common Equity	10.93%	9.22%	7.43%	8.16%	7.80%	10.08%	7.72%

Adjusted Diluted Earnings Per Common Share
Net Income Available to Common Shareholders	$10,506	$8,620	$7,190	$7,662	$7,101	$19,126	$13,919

Add: Merger-related Expenses	540	565	488	224	—	1,105	—
Less: FHLB Advance Prepayment Income	(301)	—	—	—	—	(301)	—
Less: (Gain) Loss on Sales of Securities	(474)	(1)	—	28	(320)	(475)	(413)
Total Adjustments	(235)	564	488	252	(320)	329	(413)
Less: Tax Impact of Adjustments	56	(135)	(107)	(59)	76	(79)	97
Adjusted Net Income Available to Common Shareholders	$10,327	$9,049	$7,571	$7,855	$6,857	$19,376	$13,603

Diluted Weighted Average Shares Outstanding	27,998,008	28,036,506	28,055,532	27,904,910	27,748,184	28,022,592	27,921,601
Adjusted Diluted Earnings Per Common Share	$0.37	$0.32	$0.27	$0.28	$0.25	$0.69	$0.49

Adjusted Return on Average Assets
Net Income	$11,520	$9,633	$8,204	$8,675	$8,115	$21,153	$15,946
Add: Total Adjustments	(235)	564	488	252	(320)	329	(413)
Less: Tax Impact	56	(135)	(107)	(59)	76	(79)	97
Net Income, Excluding Impact of Merger-related Expenses	$11,341	$10,062	$8,585	$8,868	$7,871	$21,403	$15,630

Average Assets	$5,162,182	$5,071,446	$4,788,036	$4,703,804	$4,646,517	$5,116,999	$4,619,678
Adjusted Return on Average Assets	0.88%	0.80%	0.71%	0.75%	0.68%	0.84%	0.68%

Adjusted Return on Average Shareholders' Equity
Net Income, Excluding Impact of Merger-related Expenses	$11,341	$10,062	$8,585	$8,868	$7,871	$21,403	$15,630

Average Shareholders' Equity	$471,700	$465,408	$455,949	$443,077	$435,585	$468,614	$431,916
Adjusted Return on Average Shareholders' Equity	9.64%	8.77%	7.49%	7.96%	7.27%	9.21%	7.28%

Adjusted Return on Average Tangible Common Equity
Net Income Available to Common Shareholders, Excluding Impact of Merger-related Expenses	$10,327	$9,049	$7,571	$7,855	$6,857	$19,376	$13,603

Average Tangible Common Equity	$385,682	$379,156	$385,023	$373,769	$366,269	$382,480	$362,596
Adjusted Return on Average Tangible Common Equity	10.74%	9.68%	7.82%	8.36%	7.53%	10.22%	7.54%

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

The Company has entered into certain hedging transactions including fair value swaps and interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. These cash flow hedges had a total notional amount of $308.0 million and $303.0 million at June 30, 2025 and December 31, 2024, respectively. Fair value hedge relationships mitigate exposure to changes in the fair value of a recognized asset or value. The Company utilizes fair value hedges to manage fair value exposure for the U.S. treasury security and mortgage backed security portfolios. At June 30, 2025 and December 31, 2024, these fair value hedges had a total notional amount of $195.0 million and $145.9 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2025 and December 31, 2024 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, 300, and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points.

(dollars in thousands)	June 30, 2025		December 31, 2024
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$135,489	(5.10)%	$130,390	(6.00)%
+300	137,646	(3.59)	132,605	(4.40)
+200	139,348	(2.40)	134,355	(3.14)
+100	140,839	(1.35)	136,411	(1.66)
0	142,771	—	138,708	—
−100	147,243	3.13	143,038	3.12
−200	153,065	7.21	147,997	6.70
−300	160,037	12.09	153,515	10.67
−400	167,058	17.01	158,778	14.47

The table above indicates that as of June 30, 2025, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 5.10% decrease in net interest income. In the event of an immediate 400 basis point decrease in interest rates, the Company would experience an 17.01% increase in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2025, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the second quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2025	122,704	$12.80	122,704	$13,089,198
May 1 - 31, 2025	1,962	15.30	—	13,089,198
June 1 - 30, 2025	85	14.64	—	13,089,198
Total	124,751	$12.84	122,704	$13,089,198
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock and stock options. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.

(2)	On August 17, 2022, the Company’s board of directors approved the 2022 Stock Repurchase Program, which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. On July 22, 2025, the Company’s board of directors extended the expiration date of the 2022 Stock Repurchase Program from August 20, 2025 to August 26, 2026. The 2022 Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the 2022 Stock Repurchase Program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including general market and economic conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the 2022 Stock Repurchase Program’s expiration, without any prior notice.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
4.1

Indenture, dated June 24, 2025, by and between Bridgewater Bancshares, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on June 24, 2025)

4.2

Forms of 7.625% Fixed-to-Floating Rate Subordinated Note due 2035 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1 hereto and incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on June 24, 2025)

10.1

Form of Subordinated Note Purchase Agreement, dated June 24, 2025, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on June 24, 2025)

10.2

Form of Registration Rights Agreement, dated June 24, 2025, by and among Bridgewater Bancshares, Inc. and the Purchasers (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on June 24, 2025)

31.1	Certification of the Chief Executive Officer required, by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended June 30, 2025 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: July 31, 2025	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	President and Chief Financial Officer (Principal Financial Officer)