Form 10-Q
period 2025-09-30
Bridgewater Bancshares Inc
filed 2025-10-30
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the Common Stock outstanding as of October 28, 2025 was 27,584,732.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$131,818	$229,760
Bank-Owned Certificates of Deposit	3,658	4,377
Securities Available for Sale, at Fair Value	826,473	768,247
Loans, Net of Allowance for Credit Losses of $56,390 at September 30, 2025 (unaudited) and $52,277 at December 31, 2024	4,149,882	3,809,436
Federal Home Loan Bank (FHLB) Stock, at Cost	21,373	19,297
Premises and Equipment, Net	50,955	49,533
Accrued Interest	19,244	17,711
Goodwill	11,982	11,982
Other Intangible Assets, Net	7,160	7,850
Bank-Owned Life Insurance	46,121	44,646
Other Assets	91,328	103,403
Total Assets	$5,359,994	$5,066,242

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$822,632	$800,763
Interest Bearing	3,470,132	3,286,004
Total Deposits	4,292,764	4,086,767
Notes Payable	—	13,750
FHLB Advances	404,500	359,500
Subordinated Debentures, Net of Issuance Costs	108,588	79,670
Accrued Interest Payable	5,208	4,008
Other Liabilities	51,471	64,612
Total Liabilities	4,862,531	4,608,307

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at September 30, 2025 (unaudited) and December 31, 2024	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,584,732 at September 30, 2025 (unaudited) and 27,552,449 at December 31, 2024	276	276
Additional Paid-In Capital	97,101	95,088
Retained Earnings	339,135	309,421
Accumulated Other Comprehensive Loss	(5,563)	(13,364)
Total Shareholders' Equity	497,463	457,935
Total Liabilities and Equity	$5,359,994	$5,066,242

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
INTEREST INCOME
Loans, Including Fees	$60,038	$51,895	$171,746	$152,861
Investment Securities	10,371	8,725	28,968	24,818
Other	3,224	2,407	7,825	4,895
Total Interest Income	73,633	63,027	208,539	182,574

INTEREST EXPENSE
Deposits	34,615	34,187	99,215	95,995
Federal Funds Purchased	—	2	16	1,159
Notes Payable	106	296	624	887
FHLB Advances	2,933	1,942	7,941	6,325
Subordinated Debentures	1,888	1,001	3,992	2,982
Total Interest Expense	39,542	37,428	111,788	107,348

NET INTEREST INCOME	34,091	25,599	96,751	75,226
Provision for Credit Losses	1,100	—	4,600	1,350

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	32,991	25,599	92,151	73,876

NONINTEREST INCOME
Customer Service Fees	501	373	1,492	1,081
Net Gain (Loss) on Sales of Available for Sale Securities	59	(28)	534	385
Letter of Credit Fees	383	424	1,161	1,127
Debit Card Interchange Fees	173	152	462	448
Swap Fees	—	26	980	26
Bank-Owned Life Insurance	440	352	1,206	965
Investment Advisory Fees	208	—	746	—
FHLB Prepayment Income	—	—	301	—
Other Income	297	223	885	803
Total Noninterest Income	2,061	1,522	7,767	4,835

NONINTEREST EXPENSE
Salaries and Employee Benefits	12,229	9,851	34,963	28,959
Occupancy and Equipment	1,266	1,069	3,774	3,218
FDIC Insurance Assessment	775	750	1,975	2,350
Data Processing	637	368	1,881	1,252
Professional and Consulting Fees	1,261	1,149	3,365	2,890
Derivative Collateral Fees	309	381	1,132	1,395
Information Technology and Telecommunications	973	840	2,915	2,448
Marketing and Advertising	658	367	1,420	1,006
Intangible Asset Amortization	230	9	690	26
Other Expense	1,618	976	4,918	2,944
Total Noninterest Expense	19,956	15,760	57,033	46,488

INCOME BEFORE INCOME TAXES	15,096	11,361	42,885	32,223
Provision for Income Taxes	3,495	2,686	10,131	7,602
NET INCOME	11,601	8,675	32,754	24,621
Preferred Stock Dividends	(1,013)	(1,013)	(3,040)	(3,040)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$10,588	$7,662	$29,714	$21,581

EARNINGS PER SHARE
Basic	$0.38	$0.28	$1.08	$0.79
Diluted	0.38	0.27	1.06	0.77

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income	$11,601	$8,675	$32,754	$24,621
Other Comprehensive Income (Loss):
Unrealized Gains on Available for Sale Securities	13,860	14,738	21,068	16,141
Unrealized Gains (Losses) on Cash Flow Hedges	(41)	(6,761)	(4,538)	987
Reclassification Adjustment for Gains Realized in Income	(1,659)	(2,498)	(5,583)	(7,543)
Income Tax Impact	(3,495)	(1,575)	(3,146)	(2,755)
Total Other Comprehensive Income, Net of Tax	8,665	3,904	7,801	6,830
Comprehensive Income	$20,266	$12,579	$40,555	$31,451

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Nine Months Ended September 30, 2025 and 2024

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE June 30, 2024	$66,514	27,348,049	$273	$93,205	$294,569	$(15,320)	$439,241
Stock-based Compensation	—	8,496	—	923	—	—	923
Comprehensive Income	—	—	—	—	8,675	3,904	12,579
Stock Options Exercised	—	69,856	1	517	—	—	518
Vested Restricted Stock Units	—	3,000	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(3,711)	—	(48)	—	—	(48)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE September 30, 2024	$66,514	27,425,690	$274	$94,597	$302,231	$(11,416)	$452,200

BALANCE June 30, 2025	$66,514	27,470,283	$275	$95,174	$328,547	$(14,228)	$476,282
Stock-based Compensation	—	7,566	—	1,079	—	—	1,079
Comprehensive Income	—	—	—	—	11,601	8,665	20,266
Stock Options Exercised	—	106,563	1	851	—	—	852
Vested Restricted Stock Units	—	500	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(180)	—	(3)	—	—	(3)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE September 30, 2025	$66,514	27,584,732	$276	$97,101	$339,135	$(5,563)	$497,463

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Nine Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE December 31, 2023	$66,514	27,748,965	$277	$96,320	$280,650	$(18,246)	$425,515
Stock-based Compensation	—	29,832	—	2,994	—	—	2,994
Comprehensive Income	—	—	—	—	24,621	6,830	31,451
Stock Options Exercised	—	78,356	1	586	—	—	587
Stock Repurchases	—	(446,509)	(4)	(5,173)	—	—	(5,177)
Vested Restricted Stock Units	—	25,665	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(10,619)	—	(130)	—	—	(130)
Preferred Stock Dividend	—	—	—	—	(3,040)	—	(3,040)
BALANCE September 30, 2024	$66,514	27,425,690	$274	$94,597	$302,231	$(11,416)	$452,200

BALANCE December 31, 2024	$66,514	27,552,449	$276	$95,088	$309,421	$(13,364)	$457,935
Stock-based Compensation	—	23,495	—	3,118	—	—	3,118
Comprehensive Income (Loss)	—	—	—	—	32,754	7,801	40,555
Stock Options Exercised	—	148,738	1	1,246	—	—	1,247
Stock Repurchases	—	(167,709)	(1)	(2,190)	—	—	(2,191)
Vested Restricted Stock Units	—	38,962	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(11,203)	—	(161)	—	—	(161)
Preferred Stock Dividend	—	—	—	—	(3,040)	—	(3,040)
BALANCE September 30, 2025	$66,514	27,584,732	$276	$97,101	$339,135	$(5,563)	$497,463

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$32,754	$24,621
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	(2,635)	(1,064)
Net Gain on Sales of Securities Available for Sale	(534)	(385)
Provision for Credit Losses on Loans and Leases	4,400	1,450
Credit for Credit Losses on Off-Balance Sheet Exposures	200	(100)
Depreciation of Premises and Equipment	1,881	1,767
Amortization of Other Intangible Assets	690	26
Amortization of Right-of Use Asset	419	117
Cash Surrender Value of Bank-Owned Life Insurance	(1,206)	(965)
Amortization of Subordinated Debt Issuance Costs	208	286
Stock-based Compensation	3,118	2,994
Deferred Income Taxes	(2,701)	(1,100)
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(1,232)	(465)
Accrued Interest Payable and Other Liabilities	(14,527)	(15,383)
Net Cash Provided by Operating Activities	20,835	11,799

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Bank-Owned Certificates of Deposit	719	—
Proceeds from Sales of Securities Available for Sale	64,707	101,612
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	108,590	45,219
Purchases of Securities Available for Sale	(204,111)	(189,344)
Net Increase in Loans	(344,846)	36,464
Net Increase in FHLB Stock	(2,076)	(1,529)
Purchases of Premises and Equipment	(3,303)	(658)
Purchase of Bank-owned Life Insurance	(4,630)	—
Redemption of Bank-owned Life Insurance	4,361	—
Net Cash Used in Investing Activities	(380,589)	(8,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	205,997	37,494
Principal Payments on Notes Payable	(13,750)	—
Proceeds from FHLB Advances	936,500	699,000
Principal Payments on FHLB Advances	(891,500)	(669,000)
Issuance of Subordinated Debt, net of Issuance Costs	78,690	—
Redemption of Subordinated Debt, net of Issuance Costs	(49,980)	—
Preferred Stock Dividends Paid	(3,040)	(3,040)
Stock Options Exercised	1,247	587
Stock Repurchases	(2,191)	(5,177)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(131)	(94)
Shares Repurchased for Tax Withholdings Upon Exercise Stock Options	(30)	(36)
Net Cash Provided by Financing Activities	261,812	59,734

NET CHANGE IN CASH AND CASH EQUIVALENTS	(97,942)	63,297
Cash and Cash Equivalents Beginning	229,760	128,562
Cash and Cash Equivalents Ending	$131,818	$191,859

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$110,380	$108,886
Cash Paid for Income Taxes
Federal	$6,000	$2,850
Minnesota	4,050	2,516
Other States	158	119
Total Cash Paid for Income Taxes	$10,208	$5,485
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans Transferred to Foreclosed Assets	—	434

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

Recent Developments

On December 13, 2024, the Bank completed its acquisition of First Minnetonka City Bank (“FMCB”) in an all-cash transaction. On the closing date, FMCB merged with and into the Bank, with the Bank as the surviving entity. The acquisition of FMCB added two full-service branches in Minnetonka, Minnesota to the Bank’s footprint, and added approximately $225.7 million of deposits and $117.1 million of loans as of December 31, 2024.

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

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The financial impact was immaterial to the financial statements.

On September 30, 2025, the Company announced its plan to close its Country Village branch location, effective December 29, 2025, given the close proximity to its Glen Lake branch in Minnetonka, Minnesota.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025.

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

Impact of Recently Issued Accounting Standards

The following ASU’s have been issued by FASB and may impact the Company’s consolidated financial statements in future reporting periods:

On November 4, 2024, the FASB issued ASU 2024-03, which was updated in ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure of additional information about specific expense categories in the notes to the financial statements. This ASU does not change or remove current expense disclosure requirements, but does affect where this information appears in the notes to the financial statements. The amendments are effective for the first fiscal year period beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The amendments should be applied on a prospective or a retrospective basis, with an option to early adopt. The Company is currently evaluating the impact of ASU 2024-03 and ASU 2025-01.

On September 18, 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes all references to a prescriptive and sequential software development method (referred to as “project stages”) throughout Subtopic 350-40. The amendments require an entity to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective for annual reporting periods beginning after December 15, 2027 and for interim reporting within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of ASU 2025-06.

Subsequent Events

Subsequent events have been evaluated through October 30, 2025, which is the date the consolidated financial statements were available to be issued.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares, adjusted for the dilutive effect of stock compensation. For the three and nine months ended September 30, 2025, stock options and restricted stock units totaling 570,500 and 535,450 shares, respectively, were excluded from the calculation because they were deemed to be anti-dilutive. For the three and nine months ended September 30, 2024, stock options and restricted stock units totaling 774,770 and 1,137,208 shares, respectively, were excluded from the calculation because they were deemed to be antidilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Net Income Available to Common Shareholders	$10,588	$7,662	$29,714	$21,581
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,504,840	27,382,798	27,511,297	27,486,590
Dilutive Effect of Stock Compensation	685,566	522,112	578,112	433,194
Weighted Average Common Stock Outstanding (Dilutive)	28,190,406	27,904,910	28,089,409	27,919,784

Basic Earnings per Common Share	$0.38	$0.28	$1.08	$0.79
Diluted Earnings per Common Share	0.38	0.27	1.06	0.77

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at September 30, 2025 and December 31, 2024:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$155,902	$—	$(8,703)	$147,199
Municipal Bonds	247,471	6,614	(13,538)	240,547
Mortgage-Backed Securities	267,171	2,877	(10,899)	259,149
Corporate Securities	109,613	1,791	(3,421)	107,983
U.S Government Agency Securities	9,803	73	(41)	9,835
Asset-Backed Securities	61,687	92	(19)	61,760
Total Securities Available for Sale	$851,647	$11,447	$(36,621)	$826,473

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$179,835	$3	$(12,090)	$167,748
Municipal Bonds	139,891	23	(17,649)	122,265
Mortgage-Backed Securities	259,833	882	(15,825)	244,890
Corporate Securities	139,161	1,041	(6,016)	134,186
U.S Government Agency Securities	22,053	85	(56)	22,082
Asset-Backed Securities	76,891	211	(26)	77,076
Total Securities Available for Sale	$817,664	$2,245	$(51,662)	$768,247

Securities with a carrying value of $264.9 million and $289.9 million were pledged to secure borrowing capacity at the Federal Reserve Discount Window as of September 30, 2025 and December 31, 2024, respectively.

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024:

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2025
U.S. Treasury Securities	2	$—	$—	$147,199	$(8,703)	$147,199	$(8,703)
Municipal Bonds	191	19,961	(654)	95,294	(12,884)	115,255	(13,538)
Mortgage-Backed Securities	113	10,653	(47)	115,179	(10,852)	125,832	(10,899)
Corporate Securities	51	5,366	(49)	47,728	(3,372)	53,094	(3,421)
U.S Government Agency Securities	31	1,279	(5)	2,470	(36)	3,749	(41)
Asset-Backed Securities	7	10,035	(13)	6,899	(6)	16,934	(19)
Total Securities Available for Sale	395	$47,294	$(768)	$414,769	$(35,853)	$462,063	$(36,621)

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024
U.S. Treasury Securities	14	$157,091	$(12,090)	$—	$—	$157,091	$(12,090)
Municipal Bonds	236	21,329	(120)	95,774	(17,529)	117,103	(17,649)
Mortgage-Backed Securities	168	47,636	(391)	118,824	(15,434)	166,460	(15,825)
Corporate Securities	93	6,860	(75)	91,666	(5,941)	98,526	(6,016)
U.S Government Agency Securities	38	5,878	(5)	4,071	(51)	9,949	(56)
Asset-Backed Securities	7	5,735	(5)	10,161	(21)	15,896	(26)
Total Securities Available for Sale	556	$244,529	$(12,686)	$320,496	$(38,976)	$565,025	$(51,662)

At September 30, 2025, 395 debt securities had unrealized losses with aggregate depreciation of approximately 7.3% from the Company’s amortized cost basis. At December 31, 2024, 556 debt securities had unrealized losses with aggregate depreciation of approximately 8.4% from the Company’s amortized cost basis. These unrealized losses have not been recognized into income because management does not intend to sell these securities, and it is not more likely than not it will be required to sell the securities before recovery of its amortized cost basis. Furthermore, the unrealized losses are due to changes in interest rates and other market conditions and were not reflective of credit events. To make this determination, consideration is given to such factors as the credit rating of the issuer, level of credit enhancement, changes in credit ratings, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. As of September 30, 2025 and December 31, 2024, there was no allowance for credit losses carried on the Company’s securities portfolio.

Accrued interest receivable on securities, which is recorded within accrued interest on the balance sheet, totaled $7.0 million and $6.2 million at September 30, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

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

The following table presents a summary of the amortized cost and estimated fair value of debt securities by the earlier of expected call date or contractual maturity as of September 30, 2025. Call date is used when a call of the debt security is expected, as determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, U.S. government agency securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
September 30, 2025
Due in One Year or Less	$42,029	$42,814
Due After One Year Through Five Years	130,801	134,703
Due After Five Years Through 10 Years	152,428	142,107
Due After 10 Years	187,728	176,105
Subtotal	512,986	495,729
Mortgage-Backed Securities	267,171	259,149
U.S Government Agency Securities	9,803	9,835
Asset-Backed Securities	61,687	61,760
Totals	$851,647	$826,473

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Proceeds From Sales of Securities	$5,112	$50,779	$64,707	$101,612
Gross Gains on Sales	59	488	543	1,594
Gross Losses on Sales	—	(516)	(9)	(1,209)

Note 4: Loans and Allowance for Credit Losses

The following table presents the components of the loan portfolio at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Commercial	$533,476	$497,662
Leases	43,186	44,291
Construction and Land Development	159,991	97,255
1-4 Family Construction	41,739	41,961
Real Estate Mortgage:
1-4 Family Mortgage	487,297	474,383
Multifamily	1,578,223	1,425,610
CRE Owner Occupied	192,966	191,248
CRE Nonowner Occupied	1,158,622	1,083,108
Total Real Estate Mortgage Loans	3,417,108	3,174,349
Consumer and Other	19,054	12,996
Total Loans, Gross	4,214,554	3,868,514
Allowance for Credit Losses	(56,390)	(52,277)
Net Deferred Loan Fees	(8,282)	(6,801)
Total Loans, Net	$4,149,882	$3,809,436

The following tables present the aging in past due loans and loans on nonaccrual status, with and without an ACL by loan segment, as of September 30, 2025 and December 31, 2024:

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
September 30, 2025
Commercial	$532,193	$—	$—	$1,250	$33	$533,476
Leases	43,167	—	—	—	19	43,186
Construction and Land Development	159,951	—	—	—	40	159,991
1-4 Family Construction	41,739	—	—	—	—	41,739
Real Estate Mortgage:
1-4 Family Mortgage	486,980	317	—	—	—	487,297
Multifamily	1,578,223	—	—	—	—	1,578,223
CRE Owner Occupied	191,218	1,748	—	—	—	192,966
CRE Nonowner Occupied	1,149,973	—	—	8,649	—	1,158,622
Consumer and Other	18,213	841	—	—	—	19,054
Totals	$4,201,657	$2,906	$—	$9,899	$92	$4,214,554

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2024
Commercial	$497,432	$59	$—	$171	$—	$497,662
Leases	44,257	—	—	34	—	44,291
Construction and Land Development	97,197	—	—	—	58	97,255
1-4 Family Construction	41,961	—	—	—	—	41,961
Real Estate Mortgage:
1-4 Family Mortgage	474,185	178	—	—	20	474,383
Multifamily	1,425,610	—	—	—	—	1,425,610
CRE Owner Occupied	190,197	1,051	—	—	—	191,248
CRE Nonowner Occupied	1,083,108	—	—	—	—	1,083,108
Consumer and Other	12,975	3	—	18	—	12,996
Totals	$3,866,922	$1,291	$—	$223	$78	$3,868,514

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

The following tables present loan balances classified by credit quality indicators by year of origination as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial
Pass	$127,366	$88,485	$29,477	$57,803	$16,507	$27,330	$170,940	$517,908
Watch/Special Mention	94	—	610	164	—	8	555	1,431
Substandard	110	142	1,306	10,380	9	—	2,190	14,137
Total Commercial	127,570	88,627	31,393	68,347	16,516	27,338	173,685	533,476
Current Period Gross Write-offs	—	—	10	58	186	—	—	254

Leases
Pass	11,963	12,035	9,356	6,292	2,151	1,370	—	43,167
Substandard	—	—	—	19	—	—	—	19
Total Leases	11,963	12,035	9,356	6,311	2,151	1,370	—	43,186
Current Period Gross Write-offs	—	—	—	15	—	—	—	15

Construction and Land Development
Pass	84,744	60,287	1,604	337	434	—	12,545	159,951
Substandard	—	40	—	—	—	—	—	40
Total Construction and Land Development	84,744	60,327	1,604	337	434	—	12,545	159,991
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	20,093	9,104	227	201	187	—	11,927	41,739
Total 1-4 Family Construction	20,093	9,104	227	201	187	—	11,927	41,739
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	71,539	73,348	47,161	90,200	68,477	56,564	78,865	486,154
Substandard	633	—	193	—	—	317	—	1,143
Total 1-4 Family Mortgage	72,172	73,348	47,354	90,200	68,477	56,881	78,865	487,297
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	285,418	189,795	128,257	428,087	321,394	157,685	9,677	1,520,313
Watch/Special Mention	31,841	—	2,213	—	—	—	—	34,054
Substandard	—	—	—	10,561	—	13,295	—	23,856
Total Multifamily	317,259	189,795	130,470	438,648	321,394	170,980	9,677	1,578,223
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	19,712	21,034	25,716	59,371	29,689	27,775	1,955	185,252
Watch/Special Mention	—	563	—	—	436	2,191	1,832	5,022
Substandard	152	—	792	—	1,748	—	—	2,692
Total CRE Owner Occupied	19,864	21,597	26,508	59,371	31,873	29,966	3,787	192,966
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	262,084	316,755	91,792	219,899	127,344	120,235	4,191	1,142,300
Watch/Special Mention	—	—	—	—	—	135	—	135
Substandard	15,283	904	—	—	—	—	—	16,187
Total CRE Nonowner Occupied	277,367	317,659	91,792	219,899	127,344	120,370	4,191	1,158,622
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	686,662	602,399	296,124	808,118	549,088	378,197	96,520	3,417,108

Consumer and Other
Pass	2,910	234	397	325	59	1,116	14,013	19,054
Total Consumer and Other	2,910	234	397	325	59	1,116	14,013	19,054
Current Period Gross Write-offs	—	—	—	—	—	—	25	25

Total Period Gross Write-offs	—	—	10	73	186	—	25	294
Total Loans	$933,942	$772,726	$339,101	$883,639	$568,435	$408,021	$308,690	$4,214,554

	December 31, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$135,665	$45,089	$67,579	$23,353	$13,349	$19,794	$178,293	$483,122
Watch/Special Mention	—	—	76	96	29	—	1,716	1,917
Substandard	110	44	10,491	—	65	—	1,913	12,623
Total Commercial	135,775	45,133	78,146	23,449	13,443	19,794	181,922	497,662
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Leases
Pass	15,128	12,684	9,736	4,057	1,504	1,148	—	44,257
Substandard	—	—	34	—	—	—	—	34
Total Leases	15,128	12,684	9,770	4,057	1,504	1,148	—	44,291
Current Period Gross Write-offs	—	—	—	—	11	—	—	11

Construction and Land Development
Pass	74,967	6,027	6,791	585	—	—	8,827	97,197
Substandard	58	—	—	—	—	—	—	58
Total Construction and Land Development	75,025	6,027	6,791	585	—	—	8,827	97,255
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	29,378	488	1,164	363	—	—	10,568	41,961
Total 1-4 Family Construction	29,378	488	1,164	363	—	—	10,568	41,961
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	89,561	58,054	102,627	77,293	55,936	18,289	71,097	472,857
Watch/Special Mention	298	196	—	—	324	—	—	818
Substandard	20	45	—	—	—	643	—	708
Total 1-4 Family Mortgage	89,879	58,295	102,627	77,293	56,260	18,932	71,097	474,383
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	219,162	133,916	486,854	336,859	161,626	57,679	6,624	1,402,720
Watch/Special Mention	9,953	2,245	10,692	—	—	—	—	22,890
Total Multifamily	229,115	136,161	497,546	336,859	161,626	57,679	6,624	1,425,610
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	22,761	31,402	62,522	34,228	17,801	15,355	2,121	186,190
Watch/Special Mention	—	—	—	1,759	1,739	—	593	4,091
Substandard	—	967	—	—	—	—	—	967
Total CRE Owner Occupied	22,761	32,369	62,522	35,987	19,540	15,355	2,714	191,248
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	356,582	113,973	261,827	148,866	73,300	97,350	6,962	1,058,860
Watch/Special Mention	9,622	3,659	—	2,690	—	894	—	16,865
Substandard	7,261	122	—	—	—	—	—	7,383
Total CRE Nonowner Occupied	373,465	117,754	261,827	151,556	73,300	98,244	6,962	1,083,108
Current Period Gross Write-offs	1,236	—	—	—	—	—	—	1,236

Total Real Estate Mortgage Loans	715,220	344,579	924,522	601,695	310,726	190,210	87,397	3,174,349

Consumer and Other
Pass	921	3,061	498	157	1,301	5	7,035	12,978
Substandard	—	18	—	—	—	—	—	18
Total Consumer and Other	921	3,079	498	157	1,301	5	7,035	12,996
Current Period Gross Write-offs	17	—	—	—	—	—	2	19

Total Period Gross Write-offs	1,253	—	—	—	11	—	2	1,266
Total Loans	$971,447	$411,990	$1,020,891	$630,306	$326,974	$211,157	$295,749	$3,868,514

The following tables present the activity in the ACL, by segment, for the three and nine months ended September 30, 2025 and 2024:

		Provision for
		(Recovery of)
		Credit Losses	Loans and	Recoveries	Total Ending
	Beginning	for Loans	Leases	of Loans	Allowance
(dollars in thousands)	Balance	and Leases	Charged-off	and Leases	Balance
Three Months Ended September 30, 2025
Commercial	$5,935	$1,112	$(254)	$—	$6,793
Leases	381	52	(15)	—	418
Construction and Land Development	1,104	176	—	—	1,280
1-4 Family Construction	278	16	—	—	294
Real Estate Mortgage:
1-4 Family Mortgage	2,413	19	—	—	2,432
Multifamily	23,921	(691)	—	—	23,230
CRE Owner Occupied	1,137	(25)	—	—	1,112
CRE Nonowner Occupied	20,443	207	—	—	20,650
Total Real Estate Mortgage Loans	47,914	(490)	—	—	47,424
Consumer and Other	153	34	(7)	1	181
Total	$55,765	$900	$(276)	$1	$56,390

Nine Months Ended September 30, 2025
Commercial	$5,630	$1,416	$(254)	$1	$6,793
Leases	368	65	(15)	—	418
Construction and Land Development	866	414	—	—	1,280
1-4 Family Construction	331	(37)	—	—	294
Real Estate Mortgage:
1-4 Family Mortgage	2,795	(363)	—	—	2,432
Multifamily	23,120	110	—	—	23,230
CRE Owner Occupied	1,290	(178)	—	—	1,112
CRE Nonowner Occupied	17,735	2,915	—	—	20,650
Total Real Estate Mortgage Loans	44,940	2,484	—	—	47,424
Consumer and Other	142	58	(25)	6	181
Total	$52,277	$4,400	$(294)	$7	$56,390

		Provision for
		(Recovery of)
		Credit Losses	Loans and	Recoveries	Total Ending
	Beginning	for Loans	Leases	of Loans	Allowance
(dollars in thousands)	Balance	and Leases	Charged-off	and Leases	Balance
Three Months Ended September 30, 2024
Commercial	$6,018	$(350)	$—	$5	$5,673
Construction and Land Development	1,220	(141)	—	—	1,079
1-4 Family Construction	522	(128)	—	—	394
Real Estate Mortgage:
1-4 Family Mortgage	2,774	5	—	—	2,779
Multifamily	22,480	(125)	—	—	22,355
CRE Owner Occupied	1,258	(25)	—	—	1,233
CRE Nonowner Occupied	17,581	730	(935)	—	17,376
Total Real Estate Mortgage Loans	44,093	585	(935)	—	43,743
Consumer and Other	96	34	(2)	1	129
Total	$51,949	$—	$(937)	$6	$51,018

Nine Months Ended September 30, 2024
Commercial	$5,398	$265	$—	$10	$5,673
Construction and Land Development	2,156	(1,077)	—	—	1,079
1-4 Family Construction	558	(164)	—	—	394
Real Estate Mortgage:
1-4 Family Mortgage	2,651	125	—	3	2,779
Multifamily	22,217	138	—	—	22,355
CRE Owner Occupied	1,184	49	—	—	1,233
CRE Nonowner Occupied	16,225	2,086	(935)	—	17,376
Total Real Estate Mortgage Loans	42,277	2,398	(935)	3	43,743
Consumer and Other	105	28	(14)	10	129
Total	$50,494	$1,450	$(949)	$23	$51,018

The following tables present the balance in the ACL and the recorded investment in loans, by segment, as of September 30, 2025 and December 31, 2024:

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
ACL at September 30, 2025
Commercial	$1,317	$5,476	$6,793
Leases	—	418	418
Construction and Land Development	—	1,280	1,280
1-4 Family Construction	—	294	294
Real Estate Mortgage:
1-4 Family Mortgage	—	2,432	2,432
Multifamily	226	23,004	23,230
CRE Owner Occupied	—	1,112	1,112
CRE Nonowner Occupied	2,889	17,761	20,650
Total Real Estate Mortgage Loans	3,115	44,309	47,424
Consumer and Other	—	181	181
Total	$4,432	$51,958	$56,390

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
ACL at December 31, 2024
Commercial	$133	$5,497	$5,630
Leases	6	362	368
Construction and Land Development	—	866	866
1-4 Family Construction	—	331	331
Real Estate Mortgage:
1-4 Family Mortgage	—	2,795	2,795
Multifamily	—	23,120	23,120
CRE Owner Occupied	—	1,290	1,290
CRE Nonowner Occupied	—	17,735	17,735
Total Real Estate Mortgage Loans	—	44,940	44,940
Consumer and Other	5	137	142
Total	$144	$52,133	$52,277

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
Loans at September 30, 2025
Commercial	$14,205	$519,271	$533,476
Leases	19	43,167	43,186
Construction and Land Development	40	159,951	159,991
1-4 Family Construction	—	41,739	41,739
Real Estate Mortgage:
1-4 Family Mortgage	1,143	486,154	487,297
Multifamily	23,857	1,554,366	1,578,223
CRE Owner Occupied	4,525	188,441	192,966
CRE Nonowner Occupied	16,187	1,142,435	1,158,622
Total Real Estate Mortgage Loans	45,712	3,371,396	3,417,108
Consumer and Other	—	19,054	19,054
Total	$59,976	$4,154,578	$4,214,554

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
Loans at December 31, 2024
Commercial	$14,045	$483,617	$497,662
Leases	34	44,257	44,291
Construction and Land Development	58	97,197	97,255
1-4 Family Construction	—	41,961	41,961
Real Estate Mortgage:
1-4 Family Mortgage	708	473,675	474,383
Multifamily	—	1,425,610	1,425,610
CRE Owner Occupied	1,558	189,690	191,248
CRE Nonowner Occupied	8,278	1,074,830	1,083,108
Total Real Estate Mortgage Loans	10,544	3,163,805	3,174,349
Consumer and Other	18	12,978	12,996
Total	$24,699	$3,843,815	$3,868,514

The following tables present the amortized cost basis of collateral dependent loans by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of September 30, 2025 and December 31, 2024:

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
September 30, 2025
Commercial	$—	$2,525	$11,680	$14,205	$1,317
Leases	—	—	19	19	—
Construction and Land Development	40	—	—	40	—
Real Estate Mortgage:
1-4 Family Mortgage	1,143	—	—	1,143	—
Multifamily	23,857	—	—	23,857	226
CRE Owner Occupied	4,525	—	—	4,525	—
CRE Nonowner Occupied	16,187	—	—	16,187	2,889
Totals	$45,752	$2,525	$11,699	$59,976	$4,432

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
December 31, 2024
Commercial	$—	$3,688	$10,357	$14,045	$133
Leases	—	—	34	34	6
Construction and Land Development	58	—	—	58	—
Real Estate Mortgage:
1-4 Family Mortgage	708	—	—	708	—
CRE Owner Occupied	1,558	—	—	1,558	—
CRE Nonowner Occupied	8,278	—	—	8,278	—
Consumer and Other	—	—	18	18	5
Totals	$10,602	$3,688	$10,409	$24,699	$144

Accrued interest receivable on loans, which is recorded within accrued interest on the balance sheet, totaled $12.1 million and $11.4 million at September 30, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

For both the three months ended September 30, 2025 and September 30, 2024, there were no modified loans to borrowers experiencing financial difficulty. For the nine months ended September 30, 2025, the Company modified one commercial real estate (“CRE”), nonowner occupied loan, with an outstanding balance of $8.6 million, for a borrower experiencing financial difficulty by granting a 3-year extension of the loan at a below market rate. For the nine months ended September 30, 2024, there were no modified loans to borrowers experiencing financial difficulty.

Note 5: Goodwill and Other Intangible Assets

Goodwill was $12.0 million at September 30, 2025 and December 31, 2024. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of core deposit relationships and favorable lease terms.

The following table presents a summary of other intangible assets at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Core Deposit Intangible	$8,833	$8,833
Favorable Lease	445	445
Subtotal	9,278	9,278
Accumulated Amortization	(2,118)	(1,428)
Totals	$7,160	$7,850

Amortization expense of other intangible assets was $230,000 for the three months ended September 30, 2025 and $9,000 for the three months ended September 30, 2024. Amortization expense of other intangible assets was $690,000 for the nine months ended September 30, 2025 and $26,000 for the nine months ended September 30, 2024. The core deposit intangible asset is amortized over its estimated useful life of ten years.

The following table presents the estimated future amortization of the core deposit intangible and favorable lease assets for the next five years and thereafter. The projections of amortization expense are based on existing asset balances as of September 30, 2025.

	Core Deposit	Favorable
(dollars in thousands)	Intangible	Lease
2025	$221	$9
2026	871	34
2027	852	34
2028	830	34
2029	803	18
2030	773	—
Thereafter	2,681	—
Totals	$7,031	$129

Note 6: Deposits

The following table presents the composition of deposits at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Transaction Deposits	$1,683,406	$1,663,005
Savings and Money Market Deposits	1,428,726	1,259,503
Time Deposits	346,214	338,506
Brokered Deposits	834,418	825,753
Totals	$4,292,764	$4,086,767

Brokered deposits included brokered transaction and money market accounts of $149.4 million and $127.4 million as of September 30, 2025 and December 31, 2024, respectively.

The following table presents the scheduled maturities of brokered and time deposits at September 30, 2025:

September 30,
(dollars in thousands)	2025
Less than 1 Year	$663,327
1 to 2 Years	118,836
2 to 3 Years	79,134
3 to 4 Years	72,237
4 to 5 Years	97,733
Totals	$1,031,267

The aggregate amount of time deposits greater than $250,000 was approximately $179.8 million and $155.0 million at September 30, 2025 and December 31, 2024, respectively.

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

The following table presents a summary of the Company’s interest rate swaps to facilitate customer transactions as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$170,837	$8,549	$115,577	$8,210
Liabilities	170,837	(8,549)	115,577	(8,210)
Total	$341,674	$—	$231,154	$—

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

The following table presents a summary of the Company’s RPA as of September 30, 2025 and December 31, 2024:

		September 30, 2025			December 31, 2024
	Location of	Notional	Fair Value		Notional	Fair Value
(dollars in thousands)	Gain (Loss)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Risk Participation Agreement	Other Income	$9,944	$—	$17	$—	$—	$—

Any gain or loss related to changes in the fair value of the RPA is recorded to earnings. For the three months ended September 30, 2025, the total net gain recorded to earnings was $2,000. For the nine months ended September, 30, 2025, the total net loss recorded to earnings was $17,000. There was no gain or loss recorded to earnings for the three and nine months ended September 30, 2024

Cash Flow Hedging Derivatives

For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $3.7 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Notional Amount	$183,000	$178,000
Weighted Average Pay Rate	2.87%	2.20%
Weighted Average Receive Rate	4.30%	4.80%
Weighted Average Maturity (Years)	4.42	4.02
Net Unrealized Gain	$636	$5,139

The Company purchases interest rate caps, designated as cash flow hedges, of certain liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the three and nine months ended September 30, 2025, the Company recognized amortization expense on the interest rate caps of $200,000 and $593,000, respectively, which was recorded as a component of interest expense on FHLB advances. For the three and nine months ended September 30, 2024, the Company recognized amortization expense on the interest rate caps of $204,000 and $600,000, respectively, which was recorded as a component of interest expense on brokered deposits and FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Notional Amount	$125,000	$125,000
Unamortized Premium Paid	3,688	4,281
Weighted Average Strike Rate	0.96%	0.96%
Weighted Average Maturity (Years)	4.59	5.34

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)		2025	2024	2025	2024
Derivatives in	Location of Gain	Gain		Gain
Cash Flow Hedging	Reclassified	Reclassified from		Reclassified from
Relationships	from AOCI into Income	AOCI into Earnings		AOCI into Earnings
Interest rate swaps	Interest expense	$683	$1,478	$2,318	$4,549
Interest rate caps	Interest expense	917	1,048	2,731	2,609

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three and nine months ended September 30, 2025 and 2024, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

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

The following table presents a summary of the Company’s interest rate swaps designated as fair value hedges as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Notional Amount	$243,569	$145,850
Weighted Average Pay Rate	3.56%	3.52%
Weighted Average Receive Rate	4.32	4.82
Weighted Average Maturity (Years)	14.79	19.47

The effects of the Company’s fair value hedge relationships on the income statement during the three and nine months ended September 30, 2025 and 2024 were as follows:

		Amount of Gain (Loss) Recognized in Income
(dollars in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Securities	Location of Gain (Loss)	2025	2024	2025	2024
Interest Rate Swaps	Interest Income	$(202)	(893)	$(3,734)	(893)
Securities Available for Sale	Interest Income	202	893	3,734	893

The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at September 30, 2025 and December 31, 2024:

			Cumulative Amount of Fair Value Hedging Adjustment
			Included in the Carrying Amount of the Hedged
(dollars in thousands)	Carrying Amount of The Hedged Assets/Liabilities		Assets/Liabilities
Line Item on the Balance Sheet	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Securities Available for Sale	$250,347	156,337	$6,778	10,487

The following table presents a summary of the Company’s interest rate contracts as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Interest Rate Swap Agreements - Borrowings:
Assets	$45,000	$1,914	$178,000	$5,139
Liabilities	138,000	(1,278)	—	—
Interest Rate Swap Agreements - Securities:
Assets	145,850	7,546	145,850	10,487
Liabilities	97,719	(768)	—	—
Interest Rate Cap Agreements:
Assets	125,000	13,643	125,000	19,319

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of September 30, 2025 and December 31, 2024, the Company had pledged no cash collateral for the Company’s derivative contracts. As of September 30, 2025 and December 31, 2024, the Company’s counterparties had pledged cash collateral to the Company of $25.2 million and $44.2 million, respectively.

The following table summarizes gross and net information about derivative instruments that are eligible for offset in the balance sheet at September 30, 2025 and December 31, 2024:

				Gross Amounts Not Offset in the Balance Sheet
			Net Amounts of
	Gross Amounts	Gross Amounts	Assets (Liabilities)
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral	Net Assets
(dollars in thousands)	Assets (Liabilities)	Balance Sheet	Balance Sheet	Instruments	Received	(Liabilities)
September 30, 2025
Assets	$31,652	$—	$31,652	$—	$25,243	$6,409
Liabilities	(10,595)	—	(10,595)	—	—	(10,595)

December 31, 2024
Assets	$43,155	$—	$43,155	$—	$44,233	$(1,078)
Liabilities	(8,210)	—	(8,210)	—	—	(8,210)

Note 8: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank with aggregate principal balances of $1.64 billion and $1.54 billion at September 30, 2025 and December 31, 2024, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $493.6 million and $483.2 million at September 30, 2025 and December 31, 2024, respectively.

The following table presents information regarding FHLB advances, by maturity, at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	4.36%	$320,500	4.62%	$288,000
1 to 2 Years	3.71	31,500	3.45	21,500
2 to 3 Years	4.02	30,000	4.13	27,500
3 to 4 Years	4.10	15,000	4.01	22,500
4 to 5 Years	4.09	7,500	—	—
Totals		$404,500		$359,500

Line of Credit. The Company has a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that is secured by 100% of the issued and outstanding stock of the Bank. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. The Company believes it was in compliance with all covenants as of September 30, 2025 and December 31, 2024.

The following table presents information regarding the revolving line of credit at September 30, 2025 and December 31, 2024:

		Total Debt	Total Debt
		Outstanding	Outstanding	Interest
Name	Maturity Date	September 30, 2025	December 31, 2024	Rate	Coupon Structure
(dollars in thousands)
Revolving Credit Facility	September 1, 2026	$—	$13,750	7.50%	Variable with Floor (1)
(1)	The variable interest rate is equal to the greater of Wall Street Journal Prime Rate in effect or a floor of 4.50%.

Note 9: Subordinated Debentures

On June 24, 2025, the Company issued $80.0 million of Fixed-to-Floating Rate Subordinated Notes due June 30, 2035. The Notes bear a fixed interest rate of 7.625% from June 24, 2025 to but excluding June 30, 2030, with interest during this period payable semi-annually in arrears. From June 30, 2030 to the stated maturity date or earlier redemption date, the interest rate converts to a variable rate equal to the then current three-month term SOFR, plus 388 basis points, which is payable quarterly. The Company used the net proceeds it received from the sale of the Notes to redeem $50 million of outstanding 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 and for general corporate purposes. The transaction resulted in debt issuance costs of approximately $1.3 million that is being amortized over 10 years.

The following table presents a summary of the Company’s subordinated debentures as of September 30, 2025 and December 31, 2024:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	September 30, 2025	December 31, 2024	Rate	Coupon Structure
(dollars in thousands)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	$—	$50,000	5.25%	Fixed-to-Floating (1)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	30,000	3.25%	Fixed-to-Floating (2)
2035 Notes	June 24, 2025	June 30, 2030	June 30, 2035	80,000	—	7.625%	Fixed-to-Floating (3)
Subordinated Debentures				110,000	80,000
Debt Issuance Costs				(1,412)	(330)
Subordinated Debentures, Net of Issuance Costs				$108,588	$79,670
(1)	Notes fully redeemed as of June 30, 2025.
(2)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the maturity date or earlier redemption date.
(3)	Migrates to three month term SOFR + 3.88% beginning June 30, 2030 until either the maturity date or earlier redemption date.

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

The following table presents information regarding commitments outstanding at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Unfunded Commitments Under Lines of Credit	$794,788	$679,064
Letters of Credit	133,538	124,397
Totals	$928,326	$803,461

The Company had outstanding letters of credit with the FHLB of $135.4 million and $103.2 million at September 30, 2025 and December 31, 2024, respectively, on behalf of customers and to secure public deposits.

The ACL for off-balance sheet credit exposures was $3.8 million and $3.6 million at September 30, 2025 and December 31, 2024, respectively, and is separately classified on the balance sheet within other liabilities.

The following table presents the balance and activity in the ACL for off-balance sheet credit exposures for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Allowance for Credit Losses:
Beginning Balance	$3,610	$2,885	$3,610	$2,985
Provision for (Recovery of) Off-Balance Sheet Credit Exposures	200	—	200	(100)
Total Ending Balance	$3,810	$2,885	$3,810	$2,885

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of September 30, 2025 and December 31, 2024, there were 10,000 and 30,000 shares, respectively, of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of September 30, 2025 and December 31, 2024, there were 2,192 and 87 shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

In 2023, the Company adopted the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (the “2023 EIP”). Under the 2023 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of September 30, 2025 and December 31, 2024, there were 661,403 and 972,460 shares, respectively, of the Company’s common stock reserved for future grants under the 2023 EIP.

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

The weighted average assumptions used in the model for valuing stock options grants for the nine months ended September 30, 2025 are as follows:

	September 30,
	2025
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	30.83%
Risk-Free Interest Rate	4.42%

The following table presents a summary of the status of the Company’s outstanding stock options for the nine months ended September 30, 2025:

	September 30, 2025
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,860,609	$10.69
Granted	275,000	13.77
Exercised	(148,738)	8.39
Forfeitures	(16,500)	12.94
Outstanding at Period End	1,970,371	$11.28

Options Exercisable at Period End	1,396,745	$10.52

For the three months ended September 30, 2025 and 2024, the Company recognized compensation expense for stock options of $315,000 and $227,000, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized compensation expense for stock options of $893,000 and $712,000, respectively.

The following table presents information pertaining to options outstanding at September 30, 2025:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$7.00 - 7.99	714,438	$7.47	2.0	714,438	$7.47
8.00 - 8.99	2,961	8.76	4.5	2,961	8.76
10.00 - 10.99	204,250	10.62	7.7	96,499	10.59
11.00 - 11.99	229,125	11.16	6.5	117,000	11.22
12.00 - 12.99	249,097	12.91	3.8	249,097	12.91
13.00 - 13.99	285,000	13.75	9.3	2,500	12.91
17.00 - 17.99	285,500	17.50	6.3	214,250	17.50
Totals	1,970,371	$11.28	5.0	1,396,745	$10.52

As of September 30, 2025, there was $2.4 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.3 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the nine months ended September 30, 2025:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2024	437,501	$5.18
Granted	275,000	5.83
Vested	(129,000)	5.33
Forfeited	(9,875)	4.85
Nonvested Options at September 30, 2025	573,626	$5.46

Restricted Stock Awards

There was no restricted stock award activity for the nine months ended September 30, 2025. Compensation expense associated with restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the three months ended September 30, 2025 and 2024, the Company recognized compensation expense associated with restricted stock awards of $-0- and $2,000, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized compensation expense associated with restricted stock awards of $-0- and $12,000, respectively.

In addition, during the nine months ended September 30, 2025, the Company issued 23,495 shares of unrestricted common stock to non-employee directors as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to non-employee directors of $369,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the nine months ended September 30, 2025:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested at December 31, 2024	415,758	$14.46
Granted	55,355	13.78
Vested	(38,962)	14.12
Forfeited	(8,398)	14.39
Nonvested at September 30, 2025	423,753	$14.40

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended September 30, 2025 and 2024, the Company recognized compensation expense associated with restricted stock units of $629,000 and $574,000, respectively. For both the nine months ended September 30, 2025 and 2024, the Company recognized compensation expense associated with restricted stock units of $1.9 million.

As of September 30, 2025, there was $4.2 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP and 2023 EIP that is expected to be recognized over a weighted-average period of 2.3 years.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of September 30, 2025 and December 31, 2024:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Company (Consolidated):
Total Risk-based Capital	$652,426	14.12%	$369,556	8.00%	$485,042	10.50%	N/A	N/A
Tier 1 Risk-based Capital	486,065	10.52	277,167	6.00	392,653	8.50	N/A	N/A
Common Equity Tier 1 Capital	419,551	9.08	207,875	4.50	323,361	7.00	N/A	N/A
Tier 1 Leverage Ratio	486,065	9.02	215,446	4.00	215,446	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$619,058	13.43%	$368,824	8.00%	$484,082	10.50%	$461,030	10.00%
Tier 1 Risk-based Capital	561,397	12.18	276,618	6.00	391,876	8.50	368,824	8.00
Common Equity Tier 1 Capital	561,397	12.18	207,464	4.50	322,721	7.00	299,670	6.50
Tier 1 Leverage Ratio	561,397	10.43	215,230	4.00	215,230	4.00	269,037	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company (Consolidated):
Total Risk-based Capital	$585,966	13.76%	$340,581	8.00%	$447,013	10.50%	N/A	N/A
Tier 1 Risk-based Capital	453,049	10.64	255,436	6.00	361,867	8.50	N/A	N/A
Common Equity Tier 1 Capital	386,535	9.08	191,577	4.50	298,008	7.00	N/A	N/A
Tier 1 Leverage Ratio	453,049	9.44	191,878	4.00	191,878	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$573,158	13.49%	$340,003	8.00%	$446,254	10.50%	$425,004	10.00%
Tier 1 Risk-based Capital	520,000	12.24	255,002	6.00	361,253	8.50	340,003	8.00
Common Equity Tier 1 Capital	520,000	12.24	191,252	4.50	297,503	7.00	276,253	6.50
Tier 1 Leverage Ratio	520,000	10.86	191,593	4.00	191,593	4.00	239,491	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. There have been no changes in methodologies used as of September 30, 2025. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$147,199	$—	$—	$147,199
Municipal Bonds	—	240,547	—	240,547
Mortgage-Backed Securities	—	259,149	—	259,149
Corporate Securities	—	107,983	—	107,983
U.S. Government Agency Securities	—	9,835	—	9,835
Asset-Backed Securities	—	61,760	—	61,760
Fair Value Swaps	—	7,546	—	7,546
Interest Rate Caps	—	13,643	—	13,643
Interest Rate Swaps	—	10,463	—	10,463
Total Fair Value of Financial Assets	$147,199	$710,926	$—	$858,125
Fair Value of Financial Liabilities:
Fair Value Swaps	$—	$768	$—	$768
Interest Rate Swaps	—	9,827	—	9,827
Risk Participation Agreement	—	—	17	17
Total Fair Value of Financial Liabilities	$—	$10,595	$17	$10,612

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$167,748	$—	$—	$167,748
Municipal Bonds	—	122,265	—	122,265
Mortgage-Backed Securities	—	244,890	—	244,890
Corporate Securities	—	134,186	—	134,186
U.S. Government Agency Securities	—	22,082	—	22,082
Asset-Backed Securities	—	77,076	—	77,076
Fair Value Swaps	—	10,487	—	10,487
Interest Rate Caps	—	19,319	—	19,319
Interest Rate Swaps	—	13,349	—	13,349
Total Fair Value of Financial Assets	$167,748	$643,654	$—	$811,402
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$8,210	$—	$8,210
Total Fair Value of Financial Liabilities	$—	$8,210	$—	$8,210

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

The following tables present net credit losses related to nonrecurring fair value measurements of certain assets at September 30, 2025 and December 31, 2024:

	September 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$16,222	$4,457
Totals	$—	$—	$16,222	$4,457

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$91	$44
Totals	$—	$—	$91	$44

Individually Evaluated Loans

The Company records certain loans at fair value on a non-recurring basis. Individually evaluated loans for which an allowance is established, or a write-down has occurred during the period, based on the fair value of collateral require classification in the fair value hierarchy. The fair value of the loan’s collateral is determined by appraisals, independent valuation and other techniques. When the fair value of the loan’s collateral is based on an observable market price the Company classifies the fair value of the individually evaluated loans within Level 2 of the valuation hierarchy. For loans in which the valuation has unobservable inputs, the Company classifies these within the Level 3 of the valuation hierarchy. As of September 30, 2025, collateral values were estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs, including internally determined values based on cost adjusted for depreciation and customized discounting criteria on appraisals which ranged from 4-25%. Due to the significance of unobservable inputs, fair values of individually evaluated loans have been classified as Level 3.

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

The following tables present the carrying amounts and estimated fair values of financial instruments at September 30, 2025 and December 31, 2024:

	September 30, 2025
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$131,818	$131,818	$—	$—	$131,818
Bank-Owned Certificates of Deposit	3,658	—	3,675	—	3,675
Securities Available for Sale	826,473	147,199	679,274	—	826,473
FHLB Stock, at Cost	21,373	—	21,373	—	21,373
Loans, Net	4,149,882	—	4,069,195	16,222	4,085,417
Accrued Interest Receivable	19,244	—	19,244	—	19,244
Fair Value Swaps	7,546	—	7,546	—	7,546
Interest Rate Caps	13,643	—	13,643	—	13,643
Interest Rate Swaps	10,463	—	10,463	—	10,463

Financial Liabilities:
Deposits	$4,292,764	$—	$4,295,375	$—	$4,295,375
FHLB Advances	404,500	—	404,710	—	404,710
Subordinated Debentures	108,588	—	104,304	—	104,304
Accrued Interest Payable	5,208	—	5,208	—	5,208
Fair Value Swaps	768	—	768	—	768
Interest Rate Swaps	9,827	—	9,827	—	9,827
Risk Participation Agreement	17	—	—	17	17

	December 31, 2024
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$229,760	$229,760	$—	$—	$229,760
Bank-Owned Certificates of Deposit	4,377	—	4,370	—	4,370
Securities Available for Sale	768,247	167,748	600,499	—	768,247
FHLB Stock, at Cost	19,297	—	19,297	—	19,297
Loans, Net	3,809,436	—	3,709,775	91	3,709,866
Accrued Interest Receivable	17,711	—	17,711	—	17,711
Fair Value Swaps	10,487	—	10,487	—	10,487
Interest Rate Caps	19,319	—	19,319	—	19,319
Interest Rate Swaps	13,349	—	13,349	—	13,349

Financial Liabilities:
Deposits	$4,086,767	$—	$4,131,298	$—	$4,131,298
Notes Payable	13,750	—	13,775	—	13,775
FHLB Advances	359,500	—	358,759	—	358,759
Subordinated Debentures	79,670	—	76,056	—	76,056
Accrued Interest Payable	4,008	—	4,008	—	4,008
Interest Rate Swaps	8,210	—	8,210	—	8,210

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at September 30, 2025 and December 31, 2024.

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

Note 14: Accumulated Other Comprehensive Income

The following tables present the components of other comprehensive income for the three and nine months ended September 30, 2025 and 2024:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2025
Net Unrealized Gain on Available for Sale Securities	$13,860	$(3,984)	$9,876
Less: Reclassification Adjustment for Net Gains Included in Net Income	(59)	17	(42)
Total Unrealized Gain	13,801	(3,967)	9,834

Net Unrealized Loss on Cash Flow Hedge	(41)	12	(29)
Less: Reclassification Adjustment for Gains Included in Net Income	(1,600)	460	(1,140)
Total Unrealized Loss	(1,641)	472	(1,169)

Other Comprehensive Income	$12,160	$(3,495)	$8,665

Three Months Ended September 30, 2024
Net Unrealized Gain on Available for Sale Securities	$14,738	$(4,236)	$10,502
Less: Reclassification Adjustment for Net Losses Included in Net Income	28	(8)	20
Total Unrealized Gain	14,766	(4,244)	10,522

Net Unrealized Loss on Cash Flow Hedge	(6,761)	1,943	(4,818)
Less: Reclassification Adjustment for Gains Included in Net Income	(2,526)	726	(1,800)
Total Unrealized Loss	(9,287)	2,669	(6,618)

Other Comprehensive Income	$5,479	$(1,575)	$3,904

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2025
Net Unrealized Gain on Available for Sale Securities	$21,068	$(6,055)	$15,013
Less: Reclassification Adjustment for Net Gains Included in Net Income	(534)	154	(380)
Total Unrealized Gain	20,534	(5,901)	14,633

Net Unrealized Loss on Cash Flow Hedge	(4,538)	1,304	(3,234)
Less: Reclassification Adjustment for Gains Included in Net Income	(5,049)	1,451	(3,598)
Total Unrealized Loss	(9,587)	2,755	(6,832)

Other Comprehensive Income	$10,947	$(3,146)	$7,801

Nine Months Ended September 30, 2024
Net Unrealized Gain on Available for Sale Securities	$16,141	$(4,639)	$11,502
Less: Reclassification Adjustment for Net Gains Included in Net Income	(385)	111	(274)
Total Unrealized Gain	15,756	(4,528)	11,228

Net Unrealized Gain on Cash Flow Hedge	987	(284)	703
Less: Reclassification Adjustment for Gains Included in Net Income	(7,158)	2,057	(5,101)
Total Unrealized Loss	(6,171)	1,773	(4,398)

Other Comprehensive Income	$9,585	$(2,755)	$6,830

The following tables present the changes in each component of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2025 and 2024:

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Three Months Ended September 30, 2025
Balance at Beginning of Period	$(22,944)	$8,716	$(14,228)
Other Comprehensive (Loss) Before Reclassifications	9,876	(29)	9,847
Amounts Reclassified from Accumulated Other Comprehensive Income	(42)	(1,140)	(1,182)
Net Other Comprehensive Income (Loss) During Period	9,834	(1,169)	8,665
Balance at End of Period	$(13,110)	$7,547	$(5,563)

Three Months Ended September 30, 2024
Balance at Beginning of Period	$(31,014)	$15,694	$(15,320)
Other Comprehensive Income (Loss) Before Reclassifications	10,502	(4,818)	5,684
Amounts Reclassified from Accumulated Other Comprehensive Income	20	(1,800)	(1,780)
Net Other Comprehensive Income (Loss) During Period	10,522	(6,618)	3,904
Balance at End of Period	$(20,492)	$9,076	$(11,416)

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Nine Months Ended September 30, 2025
Balance at Beginning of Period	$(27,743)	$14,379	$(13,364)
Other Comprehensive Income (Loss) Before Reclassifications	15,013	(3,234)	11,779
Amounts Reclassified from Accumulated Other Comprehensive Income	(380)	(3,598)	(3,978)
Net Other Comprehensive Income (Loss) During Period	14,633	(6,832)	7,801
Balance at End of Period	$(13,110)	$7,547	$(5,563)

Nine Months Ended September 30, 2024
Balance at Beginning of Period	$(31,720)	$13,474	$(18,246)
Other Comprehensive Income Before Reclassifications	11,502	703	12,205
Amounts Reclassified from Accumulated Other Comprehensive Income	(274)	(5,101)	(5,375)
Net Other Comprehensive Income During Period	11,228	(4,398)	6,830
Balance at End of Period	$(20,492)	$9,076	$(11,416)

Note 15: Subsequent Events

On October 21, 2025, the Company’s Board of Directors announced a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), payable on December 1, 2025, to shareholders of record on the Series A Preferred Stock at the close of business on November 14, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2025. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2025.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of changes in interest rates;
●	effects on the U.S. economy resulting from the threat or implementation of new, or changes to, existing policies, regulations, regulatory and governmental agencies and executive orders, including with respect to tariffs, immigration, DEI and ESG initiatives, consumer protection, foreign policy, and tax regulations;
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of changes in interest rates;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including the level and impact of inflation, including future monetary policies of the Federal Reserve in response thereto, and possible recession;
●	the effects of developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in several bank failures;
●	credit risk and risks from concentrations (by type of borrower, geographic area, collateral and industry) within the Company’s loan portfolio or large loans to certain borrowers (including CRE loans);
●	the overall health of the local and national real estate market;
●	our ability to successfully manage credit risk;
●	our ability to maintain an adequate level of allowance for credit losses on loans;
●	new or revised accounting standards as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, SEC or Public Company Accounting Oversight Board;

●	the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation (“FDIC”) insurance limits;
●	our ability to successfully manage liquidity risk, which may increase our dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	our ability to raise additional capital to implement our business plan;
●	our ability to implement our growth strategy and manage costs effectively;
●	the composition of our senior leadership team and our ability to attract and retain key personnel;
●	talent and labor shortages and employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our or our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions, “fintech” companies and digital asset service providers;
●	the effectiveness of our risk management framework;
●	rapid technological changes implemented by us and other parties in the financial services industry, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequence to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
●	the commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, domestic or foreign;
●	risks related to climate change and the negative impact it may have on our customers and their businesses;
●	the imposition of tariffs or other governmental policies impacting the global supply chain and the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics, acts of war or terrorism or other adverse external events, including ongoing conflicts in the Middle East and the Russian invasion of Ukraine;
●	potential impairment to the goodwill the Company recorded in connection with acquisitions;
●	risks associated with our integration of FMCB, including the possibility that the merger may be more difficult or expensive to integrate than anticipated, and the effect of the merger on the Company’s customer and employee relationships and operating results;
●	changes to U.S. or state tax laws, regulations and governmental policies concerning the Company’s general business, including changes in interpretation or prioritization of such rules and regulations;
●	the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment regarding the stability and liquidity of banks;
●	the effects of the current U.S. government shutdown and its impact on our customers; and
●	any other risks described in the “Risk Factors” sections of reports filed by the Company with the SEC.

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

Recent Developments

On December 13, 2024, the Company's wholly-owned banking subsidiary, Bridgewater Bank, completed its acquisition of FMCB in an all-cash transaction. On the closing date, FMCB merged with and into Bridgewater Bank, with Bridgewater Bank as the surviving entity. The acquisition of FMCB aligns with and accelerates the Company’s strategic priorities, including its focus on continued growth within the Twin Cities market. The acquisition of FMCB added approximately $245.0 million of assets, $225.7 million of deposits, $117.1 million of loans and leases as of December 31, 2024, and two branch locations in Minnetonka, Minnesota. The acquisition also added an investment advisory business that offers nondeposit investment products through a third party arrangement. During the three and nine months ended September 30, 2025, the Company incurred merger-related expenses of $530,000 and $1.6 million, respectively. The acquisition may impact comparability between periods.

On June 24, 2025, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors and qualified institutional buyers pursuant to which the Company sold and issued $80.0 million of aggregate principal amount of its 7.625% Fixed-to-Floating Rate Subordinated Notes due 2035. The Notes were issued by the Company to such purchasers at a price equal to 100% of their face amount. The Company used the net proceeds it received from the sale of the Notes to redeem $50 million of outstanding 5.25% Fixed-to-Floating Rate Subordinated Notes due 2030 and for general corporate purposes.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The financial impact was immaterial to the financial statements.

On September 30, 2025, the Company announced its plan to close its Country Village branch location, effective December 29, 2025, given the close proximity to its Glen Lake branch in Minnetonka, Minnesota.

Operating Results Overview

The following table summarizes certain key financial results as of and for the periods indicated:

	As of and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands, except per share data)	2025	2025	2025	2024	2024
Income Statement
Net Interest Income	$34,091	$32,452	$30,208	$26,967	$25,599
Provision for Credit Losses	1,100	2,000	1,500	2,175	—
Noninterest Income	2,061	3,627	2,079	2,533	1,522
Noninterest Expense	19,956	18,941	18,136	16,812	15,760
Net Income	11,601	11,520	9,633	8,204	8,675
Net Income Available to Common Shareholders	10,588	10,506	8,620	7,190	7,662

Per Common Share Data
Basic Earnings Per Share	$0.38	$0.38	$0.31	$0.26	$0.28
Diluted Earnings Per Share	0.38	0.38	0.31	0.26	0.27
Adjusted Diluted Earnings Per Share (1)	0.39	0.37	0.32	0.27	0.28
Book Value Per Share	15.62	14.92	14.60	14.21	14.06
Tangible Book Value Per Share (1)	14.93	14.21	13.89	13.49	13.96
Basic Weighted Average Shares Outstanding	27,504,840	27,460,982	27,568,772	27,459,433	27,382,798
Diluted Weighted Average Shares Outstanding	28,190,406	27,998,008	28,036,506	28,055,532	27,904,910
Shares Outstanding at Period End	27,584,732	27,470,283	27,560,150	27,552,449	27,425,690

Selected Performance Ratios
Return on Average Assets (2)	0.86%	0.90%	0.77%	0.68%	0.73%
Pre-Provision Net Revenue Return on Average Assets (1)(2)	1.19	1.27	1.13	1.05	0.96
Return on Average Shareholders' Equity (2)	9.47	9.80	8.39	7.16	7.79
Return on Average Tangible Common Equity (1)(2)	10.50	10.93	9.22	7.43	8.16
Average Shareholders' Equity to Average Assets	9.04	9.14	9.18	9.52	9.42
Net Interest Margin (3)	2.63	2.62	2.51	2.32	2.24
Core Net Interest Margin (1)(3)	2.52	2.49	2.37	2.24	2.16
Yield on Interest Earning Assets(3)	5.63	5.56	5.43	5.40	5.48
Yield on Total Loans, Gross(3)	5.79	5.74	5.61	5.55	5.57
Cost of Interest Bearing Liabilities	3.89	3.83	3.82	4.06	4.27
Cost of Total Deposits	3.19	3.16	3.18	3.40	3.58
Cost of Funds	3.25	3.19	3.17	3.38	3.54
Efficiency Ratio (1)	54.7	52.6	55.5	56.8	58.0
Noninterest Expense to Average Assets (2)	1.47	1.47	1.45	1.40	1.33

Adjusted Financial Ratios (1)
Adjusted Return on Average Assets	0.88%	0.88%	0.80%	0.71%	0.75%
Adjusted Pre-Provision Net Revenue Return on Average Assets (2)	1.23	1.31	1.18	1.09	0.98
Adjusted Return on Average Shareholders' Equity	9.77	9.64	8.77	7.49	7.96
Adjusted Return on Average Tangible Common Equity	10.86	10.74	9.68	7.82	8.36
Adjusted Efficiency Ratio	53.2	51.5	53.7	55.2	57.2
Adjusted Noninterest Expense to Average Assets	1.43	1.43	1.41	1.36	1.31

Balance Sheet
Total Assets	$5,359,994	$5,296,673	$5,136,808	$5,066,242	$4,691,517
Total Loans, Gross	4,214,554	4,145,799	4,020,076	3,868,514	3,685,590
Deposits	4,292,764	4,236,742	4,162,457	4,086,767	3,747,442
Total Shareholders' Equity	497,463	476,282	468,975	457,935	452,200
Loan to Deposit Ratio	98.2%	97.9%	96.6%	94.7%	98.3%
Core Deposits to Total Deposits (4)	76.4	75.2	76.2	76.0	71.5
Uninsured Deposits to Total Deposits	29.2	30.5	28.7	27.7	25.0

Capital Ratios (Consolidated) (5)
Tier 1 Leverage Ratio	9.02%	9.14%	9.10%	9.45%	9.75%
Common Equity Tier 1 Risk-based Capital Ratio	9.08	9.03	9.03	9.08	9.79
Tier 1 Risk-based Capital Ratio	10.52	10.51	10.55	10.64	11.44
Total Risk-based Capital Ratio	14.12	14.17	13.62	13.76	14.62
Tangible Common Equity to Tangible Assets (1)	7.71	7.40	7.48	7.36	8.17

	As of and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2025	2025	2025	2024	2024
Selected Asset Quality Data
Loans 30-89 Days Past Due	$2,906	$12,492	$466	$1,291	$65
Loans 30-89 Days Past Due to Total Loans	0.07%	0.30%	0.01%	0.03%	0.00%
Nonperforming Loans	$9,991	$10,134	$10,290	$301	$8,378
Nonperforming Loans to Total Loans	0.24%	0.24%	0.26%	0.01%	0.23%
Nonaccrual Loans to Total Loans	0.24	0.24	0.26	0.01	0.23
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.24	0.24	0.26	0.01	0.23
Foreclosed Assets	$—	$185	$—	$—	$434
Nonperforming Assets (6)	9,991	10,319	10,290	301	8,812
Nonperforming Assets to Total Assets (6)	0.19%	0.19%	0.20%	0.01%	0.19%
Allowance for Credit Losses on Loans to Total Loans	1.34	1.35	1.34	1.35	1.38
Allowance for Credit Losses on Loans to Nonaccrual Loans	564.41	550.28	522.51	17,367.77	608.95
Net Loan Charge-Offs (Annualized) to Average Loans (2)	0.03	0.00	0.00	0.03	0.10
Watchlist/Special Mention Risk Rating Loans	$40,642	$53,282	$38,346	$46,581	$31,991
Substandard Risk Rating Loans	58,074	44,986	31,587	21,791	31,637
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Annualized.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(4)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.
(5)	Preliminary data. Current period subject to change prior to filing with applicable regulatory filings.
(6)	Nonperforming assets are defined as nonaccrual loans plus 90 days past due plus foreclosed assets.

Discussion and Analysis of Results of Operations

Net Income

Net income was $11.6 million for the third quarter of 2025, compared to net income of $8.7 million for the third quarter of 2024. Earnings per diluted common share for the third quarter of 2025 were $0.38, compared to $0.27 per diluted common share for the third quarter of 2024. Adjusted net income, a non-GAAP financial measure, was $12.0 million for the third quarter of 2025, compared to $8.9 million for the third quarter of 2024. Adjusted earnings per diluted common share, a non-GAAP financial measure, for the third quarter of 2025 were $0.39, compared to $0.28 per diluted common share for the third quarter of 2024.

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

Average Balances and Yields

The following tables present, for the three and nine months ended September 30, 2025 and 2024, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	September 30, 2025			September 30, 2024
	Average	Interest	Yield/	Average	Interest	Yield/
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest Earning Assets:
Cash Investments	$256,174	$2,732	4.23%	$157,114	$1,971	4.99%
Investment Securities:
Taxable Investment Securities	730,643	9,448	5.13	668,429	8,406	5.00
Tax-Exempt Investment Securities (1)	81,962	1,168	5.66	31,496	402	5.08
Total Investment Securities	812,605	10,616	5.18	699,925	8,808	5.01
Loans (1)(2)	4,132,987	60,317	5.79	3,721,654	52,118	5.57
Federal Home Loan Bank Stock	21,373	492	9.12	16,828	436	10.31
Total Interest Earning Assets	5,223,139	74,157	5.63%	4,595,521	63,333	5.48%
Noninterest Earning Assets	149,304			108,283
Total Assets	$5,372,443			$4,703,804
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$843,905	$8,037	3.78%	$804,161	$9,369	4.63%
Savings and Money Market Deposits	1,473,465	13,465	3.63	939,665	10,262	4.34
Time Deposits	342,926	3,703	4.28	355,050	3,918	4.39
Brokered Deposits	856,516	9,410	4.36	989,712	10,638	4.28
Total Interest Bearing Deposits	3,516,812	34,615	3.90	3,088,588	34,187	4.40
Federal Funds Purchased	—	—	—	141	2	5.72
Notes Payable	5,679	106	7.40	13,750	296	8.58
FHLB Advances	404,500	2,933	2.88	309,120	1,942	2.50
Subordinated Debentures	108,639	1,888	6.89	79,519	1,001	5.01
Total Interest Bearing Liabilities	4,035,630	39,542	3.89%	3,491,118	37,428	4.27%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	793,760			710,192
Other Noninterest Bearing Liabilities	57,184			59,417
Total Noninterest Bearing Liabilities	850,944			769,609
Shareholders' Equity	485,869			443,077
Total Liabilities and Shareholders' Equity	$5,372,443			$4,703,804
Net Interest Income / Interest Rate Spread		34,615	1.74%		25,905	1.21%
Net Interest Margin (3)			2.63%			2.24%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(524)			(306)
Net Interest Income		$34,091			$25,599
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Average	Interest	Yield/	Average	Interest	Yield/
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest Earning Assets:
Cash Investments	$210,525	$6,469	4.11%	$104,831	$3,722	4.74%
Investment Securities:
Taxable Investment Securities	744,605	27,364	4.91	649,538	23,867	4.91
Tax-Exempt Investment Securities (1)	49,987	2,030	5.43	31,597	1,203	5.09
Total Investment Securities	794,592	29,394	4.95	681,135	25,070	4.92
Loans (1)(2)	4,034,656	172,418	5.71	3,740,855	153,568	5.48
Federal Home Loan Bank Stock	20,601	1,356	8.80	18,111	1,173	8.65
Total Interest Earning Assets	5,060,374	209,637	5.54%	4,544,932	183,533	5.39%
Noninterest Earning Assets	145,373			102,993
Total Assets	$5,205,747			$4,647,925
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$837,504	$23,995	3.83%	$757,409	$25,332	4.47%
Savings and Money Market Deposits	1,383,876	38,092	3.68	917,051	28,502	4.15
Time Deposits	333,199	10,280	4.13	344,484	10,935	4.24
Brokered Deposits	841,750	26,848	4.26	993,445	31,226	4.20
Total Interest Bearing Deposits	3,396,329	99,215	3.91	3,012,389	95,995	4.26
Federal Funds Purchased	456	16	4.64	27,605	1,159	5.61
Notes Payable	11,030	624	7.57	13,750	887	8.62
FHLB Advances	388,026	7,941	2.74	311,380	6,325	2.71
Subordinated Debentures	90,853	3,992	5.87	79,424	2,982	5.02
Total Interest Bearing Liabilities	3,886,694	111,788	3.85%	3,444,548	107,348	4.16%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	779,897			700,308
Other Noninterest Bearing Liabilities	64,878			67,405
Total Noninterest Bearing Liabilities	844,775			767,713
Shareholders' Equity	474,278			435,664
Total Liabilities and Shareholders' Equity	$5,205,747			$4,647,925
Net Interest Income / Interest Rate Spread		97,849	1.69%		76,185	1.23%
Net Interest Margin (3)			2.59%			2.24%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(1,098)			(959)
Net Interest Income		$96,751			$75,226
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Three Months Ended September 30, 2025
	Compared with
	Three Months Ended September 30, 2024
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$1,062	$(301)	$761
Investment Securities:
Taxable Investment Securities	828	214	1,042
Tax-Exempt Investment Securities	721	45	766
Total Securities	1,549	259	1,808
Loans	6,149	2,050	8,199
Federal Home Loan Bank Stock	106	(50)	56
Total Interest Earning Assets	$8,866	$1,958	$10,824

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$405	$(1,736)	$(1,331)
Savings and Money Market Deposits	4,906	(1,703)	3,203
Time Deposits	(120)	(95)	(215)
Brokered Deposits	(1,435)	206	(1,229)
Total Deposits	3,756	(3,328)	428
Federal Funds Purchased	(2)	—	(2)
Notes Payable	(149)	(41)	(190)
FHLB Advances	697	294	991
Subordinated Debentures	508	379	887
Total Interest Bearing Liabilities	4,810	(2,696)	2,114
Net Interest Income	$4,056	$4,654	$8,710

	Nine Months Ended September 30, 2025
	Compared with
	Nine Months Ended September 30, 2024
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$3,244	$(497)	$2,747
Investment Securities:
Taxable Investment Securities	3,472	25	3,497
Tax-Exempt Investment Securities	745	82	827
Total Securities	4,217	107	4,324
Loans	12,427	6,423	18,850
Federal Home Loan Bank Stock	163	20	183
Total Interest Earning Assets	$20,051	$6,053	$26,104

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$2,271	$(3,608)	$(1,337)
Savings and Money Market Deposits	12,824	(3,234)	9,590
Time Deposits	(358)	(297)	(655)
Brokered Deposits	(4,867)	489	(4,378)
Total Deposits	9,870	(6,650)	3,220
Federal Funds Purchased	(943)	(200)	(1,143)
Notes Payable	(152)	(111)	(263)
FHLB Advances	1,563	53	1,616
Subordinated Debentures	499	511	1,010
Total Interest Bearing Liabilities	10,837	(6,397)	4,440
Net Interest Income	$9,214	$12,450	$21,664

Comparison of Net Interest Margin, Interest Income, and Interest Expense

Third Quarter of 2025 Compared to Third Quarter of 2024

Net interest income was $34.1 million for the third quarter of 2025, an increase of $8.5 million compared to $25.6 million for the third quarter of 2024. The increase in net interest income was primarily due to growth and higher yields in the loan and securities portfolios and purchase accounting accretion, offset partially by higher deposit balances.

Net interest margin (on a fully tax-equivalent basis) for the third quarter of 2025 was 2.63%, a 39 basis point increase from 2.24% in the third quarter of 2024. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and purchase accounting accretion, was 2.52% for the third quarter of 2025, a 36 basis point increase from 2.16% in the third quarter of 2024. The increase in the margin was primarily due to higher earning asset yields and purchase accounting accretion, offset partially by the effects of the subordinated debt refinance completed in the second quarter of 2025.

Average interest earning assets were $5.22 billion for the third quarter of 2025, an increase of $627.6 million, or 13.7%, compared to $4.60 billion for the third quarter of 2024. This increase in average interest earning assets was primarily due to growth in the loan and securities portfolios, higher average cash balances, and the FMCB acquisition. Average interest bearing liabilities were $4.04 billion for the third quarter of 2025, an increase of $544.5 million, or 15.6%, compared to $3.49 billion for the third quarter of 2024. The increase in average interest bearing liabilities was primarily due to deposit growth and deposits acquired, offset partially by a decrease in brokered deposits.

Average interest earning assets produced a tax-equivalent yield of 5.63% for the third quarter of 2025, compared to 5.48% for the third quarter of 2024. The increase in the yield on interest earning assets was primarily due to growth and repricing of the loan and securities portfolios and purchase accounting accretion attributable to the acquisition of FMCB. The average rate paid on interest bearing liabilities was 3.89% for the third quarter of 2025, compared to 4.27% for the third quarter of 2024. The decrease was primarily due to lower rates paid on deposits.

Interest Income. Total interest income, on a tax-equivalent basis, was $74.2 million for the third quarter of 2025, compared to $63.3 million for the third quarter of 2024. The $10.8 million, or 17.1%, increase in total interest income on a tax-equivalent basis was primarily due to growth of the loan and securities portfolios and higher earning asset yields.

Interest income on the investment securities portfolio, on a tax-equivalent basis, increased $1.8 million for the third quarter of 2025, compared to the third quarter of 2024, primarily due to a $112.7 million, or 16.1%, increase in average balances between the two periods primarily attributable to purchases of investment securities, offset partially by securities sales.

Interest income on loans, on a tax-equivalent basis, was $60.3 million for the third quarter of 2025, compared to $52.1 million for the third quarter of 2024. The $8.2 million, or 15.7%, increase was primarily due to growth and repricing of the loan portfolio in the higher interest rate environment.

The aggregate loan yield increased to 5.79% in the third quarter of 2025, which was 22 basis points higher than 5.57% in the third quarter of 2024. Core loan yield, a non-GAAP financial measure, continued to rise as new loans originated at higher yields and the existing portfolio repriced in the higher interest rate environment.

The following table presents a summary of interest, fees and accretion recognized on loans for the periods indicated:

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Interest	5.66%	5.59%	5.50%	5.47%	5.47%
Fees	0.09	0.11	0.07	0.08	0.10
Accretion	0.04	0.04	0.04	—	—
Yield on Loans	5.79%	5.74%	5.61%	5.55%	5.57%

Interest Expense. Interest expense on interest bearing liabilities was $39.5 million for the third quarter of 2025, an increase of $2.1 million, from $37.4 million for the third quarter of 2024. The increase was primarily due to growth of the deposit portfolio, increased utilization of FHLB advances, and higher balance and rate of subordinated debentures following the payoff of $50.0 million of outstanding subordinated notes and the issuance of $80.0 million of new subordinated notes at the end of the second quarter, offset partially by a decrease in rates paid on deposits.

Interest expense on deposits was $34.6 million for the third quarter of 2025, an increase of $428,000, from $34.2 million for the third quarter of 2024. The increase in interest expense on deposits was primarily due to higher balances in savings and money market deposits and interest bearing transaction deposits, offset partially by a decrease in rates paid on those deposit account types. The cost of total deposits was 3.19% in the third quarter of 2025, a 39 basis point decrease, compared to 3.58% in the third quarter of 2024. The decrease was primarily due to lower rates paid on deposits following interest rate cuts in 2024 and 2025 and decreases in average brokered deposit balances.

Interest expense on borrowings was $4.9 million for the third quarter of 2025, an increase of $1.7 million, compared to $3.2 million for the third quarter of 2024. The increase was primarily due to an increased utilization of FHLB advances and higher balance and rate of subordinated debentures due to the previously-discussed subordinated debt refinance in the second quarter of 2025.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net interest income was $96.8 million for the nine months ended September 30, 2025, an increase of $21.5 million, or 28.6%, compared to $75.2 million for the nine months ended September 30, 2024. The increase in net interest income was primarily due to growth and higher yields in the loan and securities portfolios, offset partially by higher interest bearing liability balances.

Net interest margin (on a fully tax-equivalent basis) for the nine months ended September 30, 2025 was 2.59%, a 35 basis point increase from 2.24% for the nine months ended September 30, 2024. Core net interest margin (on a fully tax equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and purchase accounting accretion, was 2.46% for the nine months ended September 30, 2025, a 29 basis point increase from 2.17% for the nine months ended September 30, 2024.

Average interest earning assets were $5.06 billion for the nine months ended September 30, 2025, an increase of $515.4 million, or 11.3%, compared to $4.54 billion for the nine months ended September 30, 2024. This increase in average interest earning assets was primarily due to higher average cash balances, growth in the loan and securities portfolios, and the FMCB acquisition. Average interest bearing liabilities were $3.89 billion for the nine months ended September 30, 2025, an increase of $442.1 million, or 12.8%, compared to $3.44 billion for nine months ended September 30, 2024. The increase in average interest bearing liabilities was primarily due to an increase in savings and money market deposits and interest bearing transaction deposits, offset partially by a decrease in brokered deposits.

Average interest earning assets produced a tax-equivalent yield of 5.54% for the nine months ended September 30, 2025, compared to 5.39% for the nine months ended September 30, 2024. The average rate paid on interest bearing liabilities was 3.85% for the nine months ended September 30, 2025, compared to 4.16% for the nine months ended September 30, 2024.

Interest Income. Total interest income on a tax-equivalent basis was $209.6 million for the nine months ended September 30, 2025, compared to $183.5 million for the nine months ended September 30, 2024. The $26.1 million increase in total interest income on a tax-equivalent basis was primarily due to growth in the loan and securities portfolios and higher earning asset yields.

Interest income on the investment securities portfolio, on a tax-equivalent basis, was $29.4 million for the nine months ended September 30, 2025, compared to $25.1 million for the nine months ended September 30, 2024. The $4.3 million increase in total interest income on the investment securities portfolio was primarily due to a $113.5 million, or 16.7%, increase in average balances between the two periods primarily attributable to purchases of investment securities.

Interest income on loans, on a tax-equivalent basis, for the nine months ended September 30, 2025 was $172.4 million, compared to $153.6 million for the nine months ended September 30, 2024. The $18.9 million increase was primarily due to growth and repricing of the loan portfolio in the higher interest rate environment.

Interest Expense. Interest expense on interest bearing liabilities was $111.8 million for the nine months ended September 30, 2025, compared to $107.3 million for the nine months ended September 30, 2024. The $4.4 million increase was primarily due to growth of the deposit portfolio.

Interest expense on deposits increased to $99.2 million for the nine months ended September 30, 2025, compared to $96.0 million for the nine months ended September 30, 2024. The $3.2 million increase in interest expense on deposits was primarily due to higher balances in savings and money market deposits and interest bearing transaction deposits, offset partially by a decrease in brokered deposits and lower rates paid on deposits.

Interest expense on borrowings was $12.6 million for the nine months ended September 30, 2025, compared to $11.4 million for the nine months ended September 30, 2024. This $1.2 million increase was primarily due to higher average balances of FHLB advances and subordinated debentures, offset partially by lower average balances of federal funds purchased.

Provision for Credit Losses

The provision for credit losses on loans and leases was $900,000 for the third quarter of 2025, compared to $-0- for the third quarter of 2024. The provision for credit losses on loans and leases was $4.4 million for the nine months ended September 30, 2025, compared to $1.5 million for the nine months ended September 30, 2024. The provision for credit losses on loans and leases recorded in the third quarter of 2025 was primarily attributable to growth in the loan portfolio and an increase in specific reserves for loans individually evaluated. The allowance for credit losses on loans and leases to total loans was 1.34% at September 30, 2025, compared to 1.38% at September 30, 2024.

The following table presents a summary of the activity in the allowance for credit losses on loans and leases for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at Beginning of Period	$55,765	$51,949	$52,277	$50,494
Provision for Credit Losses	900	—	4,400	1,450
Charge-offs	(276)	(937)	(294)	(949)
Recoveries	1	6	7	23
Balance at End of Period	$56,390	$51,018	$56,390	$51,018

The provision for credit losses for off-balance sheet credit exposures was $200,000 for the third quarter of 2025, compared to $-0- for the third quarter of 2024. The provision recorded during the third quarter of 2025 was primarily due to an increase in the volume of newly originated loans with unfunded commitments in the commercial and construction and land development segments. The provision for credit losses for off-balance sheet credit exposures was $200,000 for the nine months ended September 30, 2025, compared to a negative provision of $100,000 for the nine months ended September 30, 2024. The allowance for credit losses on off-balance sheet credit exposures was $3.8 million as of September 30, 2025, compared to $2.9 million as of September 30, 2024.

The following table presents a summary of the activity in the provision for credit losses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2025	2024	(Decrease)	2025	2024	(Decrease)
Provision for Credit Losses on Loans and Leases	$900	$—	$900	$4,400	$1,450	$2,950
Provision for (Recovery of) Credit Losses for Off-Balance Sheet Credit Exposures	200	—	200	200	(100)	300
Provision for Credit Losses	$1,100	$—	$1,100	$4,600	$1,350	$3,250

Noninterest Income

Noninterest income was $2.1 million for the third quarter of 2025, an increase of $539,000 from $1.5 million for the third quarter of 2024. The increase was primarily due to higher investment advisory fees and customer service fees. Noninterest income was $7.8 million for the nine months ended September 30, 2025, an increase of $2.9 million from $4.8 million for the nine months ended September 30, 2024. The increase was primarily due to higher swap fees, investment advisory fees, and customer service fees.

The following table presents the major components of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2025	2024	(Decrease)	2025	2024	(Decrease)
Noninterest Income:
Customer Service Fees	$501	$373	$128	$1,492	$1,081	$411
Net Gain (Loss) on Sales of Securities	59	(28)	87	534	385	149
Letter of Credit Fees	383	424	(41)	1,161	1,127	34
Debit Card Interchange Fees	173	152	21	462	448	14
Swap Fees	—	26	(26)	980	26	954
Bank-Owned Life Insurance	440	352	88	1,206	965	241
Investment Advisory Fees	208	—	208	746	—	746
FHLB Prepayment Income	—	—	—	301	—	301
Other Income	297	223	74	885	803	82
Totals	$2,061	$1,522	$539	$7,767	$4,835	$2,932

Noninterest Expense

Third Quarter of 2025 Compared to Third Quarter of 2024

Noninterest expense was $20.0 million for the third quarter of 2025, an increase of $4.2 million from $15.8 million for the third quarter of 2024. The increase was primarily attributable to increases in salaries and employee benefits, marketing and advertising, operating costs related to the FMCB acquisition, and merger-related expenses.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Noninterest expense was $57.0 million for the nine months ended September 30, 2025, an increase of $10.5 million, from $46.5 million for the nine months ended September 30, 2024. The increase was primarily attributable to increases in salaries and employee benefits, increased operating costs related to the FMCB acquisition, and merger-related expenses.

The Company had 325 full-time equivalent employees at September 30, 2025, compared to 308 at June 30, 2025, and 265 at September 30, 2024. The year-over-year increase was largely driven by the addition of employees from the acquisition of FMCB and the hiring of key talent across the organization.

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

The efficiency ratio was 54.7% for the third quarter of 2025, compared to 58.0% for the third quarter of 2024. The efficiency ratio was 54.2% and 58.3%, respectively for the nine months ended September 30, 2025 and

September 30, 2024. The Company’s efficiency has remained consistently below the industry median due in part to its “branch-light” model.

The following table presents the major components of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2025	2024	(Decrease)	2025	2024	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$12,229	$9,851	$2,378	$34,963	$28,959	$6,004
Occupancy and Equipment	1,266	1,069	197	3,774	3,218	556
FDIC Insurance Assessment	775	750	25	1,975	2,350	(375)
Data Processing	637	368	269	1,881	1,252	629
Professional and Consulting Fees	1,261	1,149	112	3,365	2,890	475
Derivative Collateral Fees	309	381	(72)	1,132	1,395	(263)
Information Technology and Telecommunications	973	840	133	2,915	2,448	467
Marketing and Advertising	658	367	291	1,420	1,006	414
Intangible Asset Amortization	230	9	221	690	26	664
Other Expense	1,618	976	642	4,918	2,944	1,974
Totals	$19,956	$15,760	$4,196	$57,033	$46,488	$10,545

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

Income tax expense was $3.5 million for the third quarter of 2025, compared to $2.7 million for the third quarter of 2024. The effective combined federal and state income tax rate for the third quarter of 2025 was 23.2%, compared to 23.6% for the third quarter of 2024. Income tax expense was $10.1 million for the nine months ended September 30, 2025, compared to $7.6 million for the nine months ended September 30, 2024. The effective combined federal and state income tax rate for both the nine months ended September 30, 2025 and 2024 was 23.6%.

Financial Condition

Assets

Total assets at September 30, 2025 were $5.36 billion, an increase of $293.8 million, or 5.8%, over total assets of $5.07 billion at December 31, 2024, and an increase of $668.5 million, or 14.2%, over total assets of $4.69 billion at September 30, 2024. The year-to-date increase was primarily due to organic growth in the loan portfolio. The year-over-year increase was primarily due to growth in the loan and securities portfolios driven by organic growth and the acquisition of FMCB in the fourth quarter of 2024.

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

Securities available for sale were $826.5 million at September 30, 2025, an increase of $58.2 million, or 7.6%, compared to $768.2 million at December 31, 2024. The increase was primarily due to purchases of investment securities and improvements in the overall securities market.

The following table presents the amortized cost and fair value of securities available for sale, by type, at September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Amortized	Fair		Amortized	Fair
(dollars in thousands)	Cost	Value	Percent	Cost	Value	Percent
U.S. Treasury Securities	$155,902	$147,199	17.8%	$179,835	$167,748	21.8%
U.S Government Agency Securities	9,803	9,835	1.2	22,053	22,082	2.9
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	45,040	44,773	5.4	7,726	7,021	0.8
Issued by FNMA and FHLMC	27,949	25,991	3.1	60,532	57,354	7.5
Other Residential Mortgage-Backed Securities	75,620	68,830	8.3	71,301	61,969	8.1
Commercial Mortgage-Backed Securities	7,592	7,388	0.9	11,084	10,583	1.4
All Other Commercial MBS	110,970	112,167	13.6	109,190	107,963	14.1
Total MBS	267,171	259,149	31.3	259,833	244,890	31.9
Municipal Securities	247,471	240,547	29.1	139,891	122,265	15.9
Corporate Securities	109,613	107,983	13.1	139,161	134,186	17.5
Asset-Backed Securities	61,687	61,760	7.5	76,891	77,076	10.0
Total	$851,647	$826,473	100.0%	$817,664	$768,247	100.0%

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

Total gross loans at September 30, 2025 were $4.21 billion, an increase $346.0 million, or 8.9%, over total gross loans of $3.87 billion at December 31, 2024, and an increase of $529.0 million, or 14.4%, over total gross loans of $3.69 billion at September 30, 2024. The year-to-date increase in the loan portfolio was primarily due to increased loan originations and lower loan payoffs. The year-over-year increase was primarily attributable to increased loan originations and the acquisition of FMCB during the fourth quarter of 2024.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	September 30, 2025		June 30, 2025		March 31, 2025		December 31, 2024		September 30, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$533,476	12.7%	$549,259	13.3%	$528,801	13.2%	$497,662	12.9%	$493,403	13.4%
Leases	43,186	1.0	44,817	1.1	43,958	1.1	44,291	1.1	—	—
Construction and Land Development	159,991	3.8	136,438	3.3	128,073	3.2	97,255	2.5	118,596	3.2
1-4 Family Construction	41,739	1.0	39,095	0.9	39,438	1.0	41,961	1.1	45,822	1.3
Real Estate Mortgage:
1-4 Family Mortgage	487,297	11.6	474,269	11.4	479,461	11.9	474,383	12.3	421,179	11.4
Multifamily	1,578,223	37.4	1,555,731	37.5	1,534,747	38.2	1,425,610	36.9	1,379,814	37.4
CRE Owner Occupied	192,966	4.6	192,837	4.7	196,080	4.9	191,248	4.9	182,239	5.0
CRE Nonowner Occupied	1,158,622	27.5	1,137,007	27.4	1,055,157	26.1	1,083,108	28.0	1,032,142	28.0
Total Real Estate Mortgage Loans	3,417,108	81.1	3,359,844	81.0	3,265,445	81.1	3,174,349	82.1	3,015,374	81.8
Consumer and Other	19,054	0.4	16,346	0.4	14,361	0.4	12,996	0.3	12,395	0.3
Total Loans, Gross	4,214,554	100.0%	4,145,799	100.0%	4,020,076	100.0%	3,868,514	100.0%	3,685,590	100.0%
Allowance for Credit Losses	(56,390)		(55,765)		(53,766)		(52,277)		(51,018)
Net Deferred Loan Fees	(8,282)		(7,629)		(7,218)		(6,801)		(5,705)
Total Loans, Net	$4,149,882		$4,082,405		$3,959,092		$3,809,436		$3,628,867

The Company primarily focuses on real estate mortgage lending, which constituted 81.1% of the portfolio at September 30, 2025. The composition of the portfolio has remained relatively consistent with prior periods, and the Company does not expect any significant changes in the composition of the loan portfolio or the emphasis on real estate lending in the foreseeable future.

As of September 30, 2025, investor CRE loans totaled $2.94 billion, consisting of $1.16 billion of loans secured by nonowner occupied CRE, $1.58 billion of loans secured by multifamily residential properties, $41.7 million of 1-4 family construction loans, and $160.0 million of construction and land development loans. Investor CRE loans represented 69.7% of the total gross loan portfolio and 474.7% of the Bank’s total risk-based capital at September 30, 2025, compared to 68.4% and 462.0%, respectively, at December 31, 2024.

The following table provides a breakdown of CRE nonowner occupied loans by collateral types as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
		Percent of	Percent of		Percent of	Percent of
		CRE Nonowner	Total Loan		CRE Nonowner	Total Loan
(dollars in thousands)	Balance	Occupied Portfolio	Portfolio	Balance	Occupied Portfolio	Portfolio
Collateral Type:
Industrial	$310,417	26.8%	7.4%	$285,594	26.4%	7.4%
Office	210,908	18.2	5.0	191,638	17.7	5.0
Retail	189,452	16.4	4.5	172,530	15.9	4.5
Nursing/Assisted Living	119,633	10.3	2.8	108,452	10.3	2.9
Mini Storage Facility	109,548	9.5	2.6	111,705	10.2	2.9
Medical Office	90,549	7.8	2.1	110,486	10.0	2.8
Other	128,115	11.0	3.1	102,703	9.5	2.5
Total CRE Nonowner Occupied	$1,158,622	100.0%	27.5%	$1,083,108	100.0%	28.0%

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$227,214	$233,343	$70,072	$2,847
Leases	4,301	38,545	340	—
Construction and Land Development	82,777	70,515	6,699	—
1-4 Family Construction	37,324	4,214	201	—
Real Estate Mortgage:
1-4 Family Mortgage	95,296	299,725	67,256	25,020
Multifamily	228,139	822,792	443,045	84,247
CRE Owner Occupied	10,645	119,673	59,090	3,558
CRE Nonowner Occupied	263,268	697,651	197,277	426
Total Real Estate Mortgage Loans	597,348	1,939,841	766,668	113,251
Consumer and Other	9,687	8,913	161	293
Total Loans, Gross	$958,651	$2,295,371	$844,141	$116,391
Interest Rate Sensitivity:
Fixed Interest Rates	$607,379	$1,776,247	$419,383	$25,313
Floating or Adjustable Rates	351,272	519,124	424,758	91,078
Total Loans, Gross	$958,651	$2,295,371	$844,141	$116,391

	As of December 31, 2024
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$170,588	$248,695	$75,467	$2,912
Leases	4,998	38,641	652	—
Construction and Land Development	53,373	42,002	1,880	—
1-4 Family Construction	38,996	2,764	201	—
Real Estate Mortgage:
1-4 Family Mortgage	74,914	297,516	76,647	25,306
Multifamily	206,913	637,012	513,194	68,491
CRE Owner Occupied	4,704	112,223	69,742	4,579
CRE Nonowner Occupied	264,947	602,380	214,971	810
Total Real Estate Mortgage Loans	551,478	1,649,131	874,554	99,186
Consumer and Other	8,813	3,776	174	233
Total Loans, Gross	$828,246	$1,985,009	$952,928	$102,331
Interest Rate Sensitivity:
Fixed Interest Rates	$580,854	$1,622,161	$475,264	$32,271
Floating or Adjustable Rates	247,392	362,848	477,664	70,060
Total Loans, Gross	$828,246	$1,985,009	$952,928	$102,331

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

The following table presents information on loan classifications at September 30, 2025. The Company had no assets classified as doubtful or loss at September 30, 2025.

	Risk Category
(dollars in thousands)	Watch/Special Mention	Substandard	Total
Commercial	$1,431	$14,137	$15,568
Leases	—	19	19
Construction and Land Development	—	40	40
Real Estate Mortgage:
1-4 Family Mortgage	—	1,143	1,143
Multifamily	34,054	23,856	57,910
CRE Owner Occupied	5,022	2,692	7,714
CRE Nonowner Occupied	135	16,187	16,322
Total Real Estate Mortgage Loans	39,211	43,878	83,089
Totals	$40,642	$58,074	$98,716

Loans that have potential weaknesses that warranted a watch or special mention risk rating at September 30, 2025 totaled $40.6 million, compared to $46.6 million at December 31, 2024. Loans that warranted a substandard risk rating at September 30, 2025 totaled $58.1 million, compared to $21.8 million at December 31, 2024. Management continues to actively work with these borrowers and closely monitor substandard credits.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonaccrual loans totaled $10.0 million as of September 30, 2025 and $301,000 as of December 31, 2024. There were no loans 90 days past due and still accruing as of September 30, 2025 or December 31, 2024. There were also no foreclosed assets as of September 30, 2025 and December 31, 2024.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Total Nonaccrual Loans	$9,991	$301
Total Nonperforming Loans	$9,991	$301
Total Nonperforming Assets (1)	$9,991	$301
Nonaccrual Loans to Total Loans	0.24%	0.01%
Nonperforming Loans to Total Loans	0.24	0.01
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.24	0.01
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing or modified accruing loans for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, to place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for credit losses on loans is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. Gross income that would have been recorded on nonaccrual loans for three and nine months ended September 30, 2025 was $56,000 and $398,000, respectively. Gross income that would have been recorded on nonaccrual loans for the three and nine months ended September 30, 2024 was $116,000 and $152,000, respectively.

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

At September 30, 2025, the allowance for credit losses on loans and leases was $56.4 million, an increase of $4.1 million from $52.3 million at December 31, 2024. Net charge-offs (recoveries) totaled $275,000 during the third quarter of 2025 and $931,000 during the third quarter of 2024. Net charge-offs (recoveries) totaled $287,000 for the nine months ended September 30, 2025, and $926,000 for the nine months ended September 30, 2024. The allowance for credit losses on loans and leases as a percentage of total loans was 1.34% at September 30, 2025 and 1.35% at December 31, 2024.

The following table presents a summary of net charge-offs for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Net Charge-offs (Recoveries)
Commercial	$254	$(5)	$253	$(10)
Leases	15	—	15	—
Real Estate Mortgage:
1-4 Family Mortgage	—	—	—	(3)
CRE Nonowner Occupied	—	935	—	935
Total Real Estate Mortgage Loans	—	935	—	932
Consumer and Other	6	1	19	4
Total Net Charge-offs (Recoveries)	$275	$931	$287	$926
Net Charge-offs to Average Loans
Commercial	0.20%	0.00%	0.07%	0.00%
Leases	0.14	0.00	0.05	0.00
Real Estate Mortgage:
CRE Nonowner Occupied	0.00	0.35	0.00	0.12
Total Real Estate Mortgage Loans	0.00	0.12	0.00	0.04
Consumer and Other	0.13	0.04	0.16	0.05
Total Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.03%	0.10%	0.01%	0.03%
Gross Loans, End of Period	$4,214,554	$3,685,590	$4,214,554	$3,685,590
Average Loans	4,132,987	3,721,654	4,034,656	3,740,855
Allowance for Credit Losses to Total Gross Loans	1.34%	1.38%	1.34%	1.38%

The following table presents a summary of the allocation of the allowance for credit losses on loans and leases by loan portfolio segment as of the dates indicated:

	September 30,		December 31,
	2025		2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$6,793	12.1%	$5,630	10.8%
Leases	418	0.7	368	0.7
Construction and Land Development	1,280	2.3	866	1.7
1-4 Family Construction	294	0.5	331	0.6
Real Estate Mortgage:
1 - 4 Family Mortgage	2,432	4.3	2,795	5.3
Multifamily	23,230	41.2	23,120	44.2
CRE Owner Occupied	1,112	2.0	1,290	2.5
CRE Nonowner Occupied	20,650	36.6	17,735	33.9
Total Real Estate Mortgage Loans	47,424	84.1	44,940	85.9
Consumer and Other	181	0.3	142	0.3
Total Allowance for Credit Losses	$56,390	100.0%	$52,277	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	September 30, 2025		June 30, 2025		March 31, 2025		December 31, 2024		September 30, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$822,632	19.1%	$787,868	18.6%	$791,528	19.0%	$800,763	19.6%	$713,309	19.0%
Interest Bearing Transaction Deposits	860,774	20.1	791,748	18.7	840,378	20.2	862,242	21.1	805,756	21.5
Savings and Money Market Deposits	1,428,726	33.3	1,441,694	34.0	1,372,191	33.0	1,259,503	30.8	980,345	26.2
Time Deposits	346,214	8.1	344,882	8.1	326,821	7.8	338,506	8.3	347,080	9.3
Brokered Deposits	834,418	19.4	870,550	20.6	831,539	20.0	825,753	20.2	900,952	24.0
Total Deposits	$4,292,764	100.0%	$4,236,742	100.0%	$4,162,457	100.0%	$4,086,767	100.0%	$3,747,442	100.0%

Total deposits at September 30, 2025 were $4.29 billion, an increase of $206.0 million, or 5.0%, compared to total deposits of $4.09 billion at December 31, 2024, and an increase of $545.3 million, or 14.6%, over total deposits of $3.75 billion at September 30, 2024. Core deposits, defined as total deposits excluding brokered deposits and time deposits greater than $250,000, increased $172.0 million, or 7.4% annualized, from December 31, 2024. Growth in core deposits was primarily due to both increased balances of existing clients and new client acquisitions. Based on the nature of the Company’s client base, management believes core deposits could fluctuate in future periods as deposit growth is not always linear.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. As of September 30, 2025, total brokered deposits were $834.4 million, an increase of $8.7 million, compared to total brokered deposits of $825.8 million at December 31, 2024. Brokered deposits continue to be used as a supplemental funding source, as needed, to support loan portfolio growth.

The following table presents the average balance and average rate paid on each of the following deposit categories as of and for the three months ended September 30, 2025 and 2024:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$793,760	—%	$710,192	—%
Interest Bearing Transaction Deposits	843,905	3.78	804,161	4.63
Savings and Money Market Deposits	1,473,465	3.63	939,665	4.34
Time Deposits < $250,000	170,163	4.28	184,397	4.01
Time Deposits > $250,000	172,763	4.29	170,653	4.80
Brokered Deposits	856,516	4.36	989,712	4.28
Total Deposits	$4,310,572	3.19%	$3,798,780	3.58%

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.26 billion, or 29.2% of total deposits, at

September 30, 2025 and $1.14 billion, or 27.7% of total deposits, at December 31, 2024. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Other Borrowings

At September 30, 2025, the Company had outstanding FHLB advances of $404.5 million, compared to $359.5 million at December 31, 2024. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $493.6 million and $483.2 million at September 30, 2025 and December 31, 2024, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. The maximum principal amount of the revolving line of credit is $40.0 million, and the facility matures on September 1, 2026. As of September 30, 2025 the Company had no outstanding balance under the revolving line of credit, compared to $13.8 million as of December 31, 2024. The Company also has two outstanding letters of credit totaling $6.4 million under this facility as of both September 30, 2025 and December 31, 2024.

Additionally, the Company has borrowing capacity from other sources. As of September 30, 2025, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $994.0 million and $925.8 million at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had no outstanding advances from the discount window.

Subordinated Debentures

As of September 30, 2025 and December 31, 2024, the Company had subordinated debentures, net of issuance costs, of $108.6 million and $79.7 million, respectively.

For additional information, see “Note 9 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at September 30, 2025:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$3,261,497	$—	$—	$—	$3,261,497
Time Deposits	663,327	197,970	169,970	—	1,031,267
FHLB Advances	320,500	61,500	22,500	—	404,500
Subordinated Debentures	—	—	—	110,000	110,000
Commitment to Fund Tax Credit Investments	2,212	—	—	—	2,212
Operating Lease Obligations	586	754	304	22	1,666
Totals	$4,248,122	$260,224	$192,774	$110,022	$4,811,142

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

Capital

Total shareholders’ equity at September 30, 2025 was $497.5 million, an increase of $39.5 million, or 8.6%, compared to total shareholders’ equity of $457.9 million at December 31, 2024. The increase was primarily due to net income retained and a decrease in unrealized losses in the securities portfolio, offset partially by a decrease in unrealized gains in the derivatives portfolio, preferred stock dividends, and stock repurchases.

Tangible book value per share, a non-GAAP financial measure, was $14.93 as of September 30, 2025, an increase of 10.7% from $13.49 as of December 31, 2024. Tangible common equity as a percentage of tangible assets, a non-GAAP financial measure, was 7.71% at September 30, 2025, compared to 7.36% at December 31, 2024.

Stock Repurchase Program. The Company did not repurchase any shares of its common stock pursuant to its existing stock repurchase program during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company repurchased 167,709 shares of its common stock, representing 0.61% of the Company’s issued and outstanding shares as of September 30, 2025. Shares were repurchased during this period at a weighted average price of $13.07 per share, for a total of $2.2 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. As of September 30, 2025, the remaining amount that could be used to repurchase shares under the 2022 Stock Repurchase Program was $13.1 million. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of September 30, 2025. The regulatory capital ratios necessary for the Company and the Bank to meet minimum capital adequacy standards, and for the Bank to be considered well capitalized under the prompt corrective action framework, are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios as of the dates indicated are presented in the following tables:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Company (Consolidated):
Total Risk-based Capital	$652,426	14.12%	$369,556	8.00%	$485,042	10.50%	N/A	N/A
Tier 1 Risk-based Capital	486,065	10.52	277,167	6.00	392,653	8.50	N/A	N/A
Common Equity Tier 1 Capital	419,551	9.08	207,875	4.50	323,361	7.00	N/A	N/A
Tier 1 Leverage Ratio	486,065	9.02	215,446	4.00	215,446	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$619,058	13.43%	$368,824	8.00%	$484,082	10.50%	$461,030	10.00%
Tier 1 Risk-based Capital	561,397	12.18	276,618	6.00	391,876	8.50	368,824	8.00
Common Equity Tier 1 Capital	561,397	12.18	207,464	4.50	322,721	7.00	299,670	6.50
Tier 1 Leverage Ratio	561,397	10.43	215,230	4.00	215,230	4.00	269,037	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company (Consolidated):
Total Risk-based Capital	$585,966	13.76%	$340,581	8.00%	$447,013	10.50%	N/A	N/A
Tier 1 Risk-based Capital	453,049	10.64	255,436	6.00	361,867	8.50	N/A	N/A
Common Equity Tier 1 Capital	386,535	9.08	191,577	4.50	298,008	7.00	N/A	N/A
Tier 1 Leverage Ratio	453,049	9.44	191,878	4.00	191,878	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$573,158	13.49%	$340,003	8.00%	$446,254	10.50%	$425,004	10.00%
Tier 1 Risk-based Capital	520,000	12.24	255,002	6.00	361,253	8.50	340,003	8.00
Common Equity Tier 1 Capital	520,000	12.24	191,252	4.50	297,503	7.00	276,253	6.50
Tier 1 Leverage Ratio	520,000	10.86	191,593	4.00	191,593	4.00	239,491	5.00

Regulations include a capital conservation buffer of 2.5% that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At September 30, 2025, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represented credit risk as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$244,628	$550,160	$174,273	$504,791
Letters of Credit	24,664	108,874	9,012	115,385
Totals	$269,292	$659,034	$183,285	$620,176

The Company had outstanding letters of credit with the FHLB of $135.4 million and $103.2 million at September 30, 2025 and December 31, 2024, respectively, on behalf of customers and to secure public deposits.

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

Total on- and off-balance sheet liquidity was $2.39 billion as of September 30, 2025, compared to $2.30 billion at December 31, 2024.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	September 30, 2025	December 31, 2024
(dollars in thousands)
Cash and Cash Equivalents	$109,903	$188,884
Securities Available for Sale	826,473	768,247
Less: Pledged Securities	(264,901)	(289,903)
Total Primary Liquidity	$671,475	$667,228
Ratio of Primary Liquidity to Total Deposits	15.6%	16.3%

Secondary Liquidity—Off-Balance Sheet
(dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$493,644	$483,245
Net Secured Borrowing Capacity with the Federal Reserve Bank	994,039	925,798
Unsecured Borrowing Capacity with Correspondent Lenders	200,000	200,000
Secured Borrowing Capacity with Correspondent Lender	33,605	19,855
Total Secondary Liquidity	1,721,288	1,628,898
Total Primary and Secondary Liquidity	$2,392,763	$2,296,126
Ratio of Primary and Secondary Liquidity to Total Deposits	55.7%	56.2%

During the nine months ended September 30, 2025, primary liquidity increased by $4.2 million due to a $58.2 million increase in securities available for sale and a $25.0 million decrease in pledged securities, offset partially by a $79.0 million decrease in cash and cash equivalents, when compared to December 31, 2024. Secondary liquidity increased by $92.4 million as of September 30, 2025, when compared to December 31, 2024, due to a $68.2 million increase in the borrowing capacity with the Federal Reserve Bank, a $13.8 million increase in the borrowing capacity with correspondent lenders, and a $10.4 million increase in borrowing capacity with the FHLB.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At September 30, 2025, core deposits totaled approximately $3.28 billion and represented 76.4% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At September 30, 2025, brokered deposits totaled $834.4 million, consisting of $685.1 million of brokered time deposits and $149.4 million of non-maturity brokered money market and transaction accounts. At December 31, 2024, brokered deposits totaled $825.8 million, consisting of $698.3 million of brokered time deposits and $127.4 million of non-maturity brokered money market and transaction accounts.

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

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2025	2025	2024	2024	2024	2025	2024
Pre-Provision Net Revenue
Noninterest Income	$2,061	$3,627	$2,079	$2,533	$1,522	$7,767	$4,835
Less: (Gain) Loss on Sales of Securities	(59)	(474)	(1)	—	28	(534)	(385)
Less: FHLB Advance Prepayment Income	—	(301)	—	—	—	(301)	—
Total Operating Noninterest Income	2,002	2,852	2,078	2,533	1,550	6,932	4,450
Plus: Net Interest Income	34,091	32,452	30,208	26,967	25,599	96,751	75,226
Net Operating Revenue	$36,093	$35,304	$32,286	$29,500	$27,149	$103,683	$79,676

Noninterest Expense	$19,956	$18,941	$18,136	$16,812	$15,760	$57,033	$46,488
Total Operating Noninterest Expense	$19,956	$18,941	$18,136	$16,812	$15,760	$57,033	$46,488

Pre-Provision Net Revenue	$16,137	$16,363	$14,150	$12,688	$11,389	$46,650	$33,188

Plus:
Non-Operating Revenue Adjustments	59	775	1	—	(28)	835	385
Less:
Provision for Credit Losses	1,100	2,000	1,500	2,175	—	4,600	1,350
Provision for Income Taxes	3,495	3,618	3,018	2,309	2,686	10,131	7,602
Net Income	$11,601	$11,520	$9,633	$8,204	$8,675	$32,754	$24,621

Average Assets	$5,372,443	$5,162,182	$5,071,446	$4,788,036	$4,703,804	$5,205,747	$4,647,925
Pre-Provision Net Revenue Return on Average Assets	1.19%	1.27%	1.13%	1.05%	0.96%	1.20%	0.95%

Adjusted Pre-Provision Net Revenue
Net Operating Revenue	$36,093	$35,304	$32,286	$29,500	$27,149	$103,683	$79,676

Noninterest Expense	$19,956	$18,941	$18,136	$16,812	$15,760	$57,033	$46,488
Less: Merger-related Expenses	(530)	(540)	(565)	(488)	(224)	(1,635)	(224)
Adjusted Total Operating Noninterest Expense	$19,426	$18,401	$17,571	$16,324	$15,536	$55,398	$46,264

Adjusted Pre-Provision Net Revenue	$16,667	$16,903	$14,715	$13,176	$11,613	$48,285	$33,412
Adjusted Pre-Provision Net Revenue Return on Average Assets	1.23%	1.31%	1.18%	1.09%	0.98%	1.24%	0.96%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2025	2025	2025	2024	2024	2025	2024
Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$34,614	$32,770	$30,464	$27,254	$25,905	$97,848	$76,185
Less:
Loan Fees	(966)	(1,019)	(719)	(747)	(968)	(2,704)	(2,342)
Purchase Accounting Accretion:
Loan Accretion	(380)	(425)	(342)	—	—	(1,147)	—
Bond Accretion	(89)	(152)	(578)	(91)	—	(819)	—
Bank-Owned Certificates of Deposit Accretion	(6)	(4)	(7)	—	—	(17)	—
Deposit Certificates of Deposit Accretion	(13)	(37)	(38)	—	—	(88)	—
Total Purchase Accounting Accretion	(488)	(618)	(965)	(91)	—	(2,071)	—
Core Net Interest Income (Tax-equivalent Basis)	$33,160	$31,133	$28,780	$26,416	$24,937	$93,073	$73,843

Average Interest Earning Assets	$5,223,139	$5,019,058	$4,928,283	$4,682,841	$4,595,521	$5,060,374	$4,544,932
Core Net Interest Margin	2.52%	2.49%	2.37%	2.24%	2.16%	2.46%	2.17%

Core Loan Yield
Loan Interest Income (Tax-equivalent Basis)	$60,317	$58,122	$53,979	$52,078	$52,118	$172,418	$153,567
Less:
Loan Fees	(966)	(1,019)	(719)	(747)	(968)	(2,704)	(2,342)
Loan Accretion	(380)	(425)	(342)	—	—	(1,147)	—
Core Loan Interest Income	$58,971	$56,678	$52,918	$51,331	$51,150	$168,567	$151,225

Average Loans	$4,132,987	$4,064,540	$3,899,258	$3,730,532	$3,721,654	$4,034,656	$3,740,855
Core Loan Yield	5.66%	5.59%	5.50%	5.47%	5.47%	5.59%	5.40%

Efficiency Ratio
Noninterest Expense	$19,956	$18,941	$18,136	$16,812	$15,760	$57,033	$46,488
Less: Amortization of Intangible Assets	(230)	(230)	(230)	(52)	(9)	(690)	(26)
Adjusted Noninterest Expense	$19,726	$18,711	$17,906	$16,760	$15,751	$56,343	$46,462

Net Interest Income	$34,091	$32,452	$30,208	$26,967	$25,599	$96,751	$75,226
Noninterest Income	2,061	3,627	2,079	2,533	1,522	7,767	4,835
Less: Gain (Loss) on Sales of Securities	(59)	(474)	(1)	—	28	(534)	(385)
Adjusted Operating Revenue	$36,093	$35,605	$32,286	$29,500	$27,149	$103,984	$79,676
Efficiency Ratio	54.7%	52.6%	55.5%	56.8%	58.0%	54.2%	58.3%

Adjusted Efficiency Ratio
Noninterest Expense	$19,956	$18,941	$18,136	$16,812	$15,760	$57,033	$46,488
Less: Amortization of Intangible Assets	(230)	(230)	(230)	(52)	(9)	(690)	(26)
Less: Merger-related Expenses	(530)	(540)	(565)	(488)	(224)	(1,635)	(224)
Adjusted Noninterest Expense	$19,196	$18,171	$17,341	$16,272	$15,527	$54,708	$46,238

Net Interest Income	$34,091	$32,452	$30,208	$26,967	$25,599	96,751	75,226
Noninterest Income	2,061	3,627	2,079	2,533	1,522	7,767	4,835
Less: FHLB Advance Prepayment Income	—	(301)	—	—	—	(301)	—
Less: (Gain) Loss on Sales of Securities	(59)	(474)	(1)	—	28	(534)	(385)
Adjusted Operating Revenue	$36,093	$35,304	$32,286	$29,500	$27,149	$103,683	$79,676
Adjusted Efficiency Ratio	53.2%	51.5%	53.7%	55.2%	57.2%	52.8%	58.0%

Adjusted Noninterest Expense to Average Assets (Annualized)
Noninterest Expense	$19,956	$18,941	$18,136	$16,812	$15,760	$57,033	$46,488
Less: Merger-related Expenses	(530)	(540)	(565)	(488)	(224)	(1,635)	(224)
Adjusted Noninterest Expense	$19,426	$18,401	$17,571	$16,324	$15,536	$55,398	$46,264

Average Assets	$5,372,443	$5,162,182	$5,071,446	$4,788,036	$4,703,804	$5,205,747	$4,647,925
Adjusted Noninterest Expense to Average Assets (Annualized)	1.43%	1.43%	1.41%	1.36%	1.31%	1.42%	1.33%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2025	2025	2025	2024	2024	2025	2024
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$497,463	$476,282	$468,975	$457,935	$452,200
Less: Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Total Common Shareholders' Equity	430,949	409,768	402,461	391,421	385,686
Less: Intangible Assets	(19,142)	(19,372)	(19,602)	(19,832)	(2,789)
Tangible Common Equity	$411,807	$390,396	$382,859	$371,589	$382,897

Total Assets	$5,359,994	$5,296,673	$5,136,808	$5,066,242	$4,691,517
Less: Intangible Assets	(19,142)	(19,372)	(19,602)	(19,832)	(2,789)
Tangible Assets	$5,340,852	$5,277,301	$5,117,206	$5,046,410	$4,688,728
Tangible Common Equity/Tangible Assets	7.71%	7.40%	7.48%	7.36%	8.17%

Tangible Book Value Per Share
Book Value Per Common Share	$15.62	$14.92	$14.60	$14.21	$14.06
Less: Effects of Intangible Assets	(0.69)	(0.71)	(0.71)	(0.72)	(0.10)
Tangible Book Value Per Common Share	$14.93	$14.21	$13.89	$13.49	$13.96

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$10,588	$10,506	$8,620	$7,190	$7,662	$29,714	$21,581

Average Shareholders' Equity	$485,869	$471,700	$465,408	$455,949	$443,077	$474,278	$435,664
Less: Average Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Average Common Equity	419,355	405,186	398,894	389,435	376,563	407,764	369,150
Less: Effects of Average Intangible Assets	(19,274)	(19,504)	(19,738)	(4,412)	(2,794)	(19,504)	(2,802)
Average Tangible Common Equity	$400,081	$385,682	$379,156	$385,023	$373,769	$388,260	$366,348
Return on Average Tangible Common Equity	10.50%	10.93%	9.22%	7.43%	8.16%	10.23%	7.87%

Adjusted Diluted Earnings Per Common Share
Net Income Available to Common Shareholders	$10,588	$10,506	$8,620	$7,190	$7,662	$29,714	$21,581

Add: Merger-related Expenses	530	540	565	488	224	1,635	224
Less: FHLB Advance Prepayment Income	—	(301)	—	—	—	(301)	—
Less: (Gain) Loss on Sales of Securities	(59)	(474)	(1)	—	28	(534)	(385)
Total Adjustments	471	(235)	564	488	252	800	(161)
Less: Tax Impact of Adjustments	(110)	56	(135)	(107)	(59)	(189)	38
Adjusted Net Income Available to Common Shareholders	$10,949	$10,327	$9,049	$7,571	$7,855	$30,325	$21,458

Diluted Weighted Average Shares Outstanding	28,190,406	27,998,008	28,036,506	28,055,532	27,904,910	28,089,409	27,919,784
Adjusted Diluted Earnings Per Common Share	$0.39	$0.37	$0.32	$0.27	$0.28	$1.08	$0.77

Adjusted Return on Average Assets
Net Income	$11,601	$11,520	$9,633	$8,204	$8,675	$32,754	$24,621
Add: Total Adjustments	471	(235)	564	488	252	800	(161)
Less: Tax Impact	(110)	56	(135)	(107)	(59)	(189)	38
Net Income, Excluding Impact of Merger-related Expenses	$11,962	$11,341	$10,062	$8,585	$8,868	$33,365	$24,498

Average Assets	$5,372,443	$5,162,182	$5,071,446	$4,788,036	$4,703,804	$5,205,747	$4,647,925
Adjusted Return on Average Assets	0.88%	0.88%	0.80%	0.71%	0.75%	0.86%	0.70%

Adjusted Return on Average Shareholders' Equity
Net Income, Excluding Impact of Merger-related Expenses	$11,962	$11,341	$10,062	$8,585	$8,868	$33,365	$24,498

Average Shareholders' Equity	$485,869	$471,700	$465,408	$455,949	$443,077	$474,278	$435,664
Adjusted Return on Average Shareholders' Equity	9.77%	9.64%	8.77%	7.49%	7.96%	9.41%	7.51%

Adjusted Return on Average Tangible Common Equity
Net Income Available to Common Shareholders, Excluding Impact of Merger-related Expenses	$10,949	$10,327	$9,049	$7,571	$7,855	$30,325	$21,458

Average Tangible Common Equity	$400,081	$385,682	$379,156	$385,023	$373,769	$388,260	$366,348
Adjusted Return on Average Tangible Common Equity	10.86%	10.74%	9.68%	7.82%	8.36%	10.44%	7.82%

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

The Company has entered into certain hedging transactions including fair value swaps and interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. These cash flow hedges had a total notional amount of $308.0 million and $303.0 million at September 30, 2025 and December 31, 2024, respectively. Fair value hedge relationships mitigate exposure to changes in the fair value of a recognized asset or value. The Company utilizes fair value hedges to manage fair value exposure for the U.S. treasury security, mortgage-backed security, and municipal security portfolios. These fair value hedges had a total notional amount of $243.6 million and $145.9 million at September 30, 2025 and December 31, 2024, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2025 and December 31, 2024 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, 300, and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points.

(dollars in thousands)	September 30, 2025		December 31, 2024
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$138,605	(10.03)%	$130,390	(6.00)%
+300	142,757	(7.33)	132,605	(4.40)
+200	146,468	(4.92)	134,355	(3.14)
+100	149,883	(2.70)	136,411	(1.66)
0	154,049	—	138,708	—
−100	160,743	4.35	143,038	3.12
−200	170,174	10.47	147,997	6.70
−300	182,264	18.32	153,515	10.67
−400	193,011	25.29	158,778	14.47

The table above indicates that as of September 30, 2025, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 10.03% decrease in net interest income. In the event of an immediate 400 basis point decrease in interest rates, the Company would experience an 25.29% increase in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2025, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the third quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2025	180	$16.23	—	$13,089,198
August 1 - 31, 2025	—	—	—	13,089,198
September 1 - 30, 2025	—	—	—	13,089,198
Total	180	$16.23	—	$13,089,198
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock and stock options. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
10.1

First Amendment to Employment Agreement among Bridgewater Bancshares, Inc., Bridgewater Bank, and Mary Jane Crocker, dated August 18, 2025 (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on August 19, 2025)

10.2

First Amendment to Employment Agreement among Bridgewater Bancshares, Inc., Bridgewater Bank, and Jeffrey Shellberg, dated August 18, 2025 (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on August 19, 2025)

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended September 30, 2025 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: October 30, 2025	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2025	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	President and Chief Financial Officer (Principal Financial Officer)