Form 10-K
period 2025-12-31
Bridgewater Bancshares Inc
filed 2026-02-26
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of $15.91 of such shares on that date, was $348,524,730.

The number of shares of the Common Stock issued and outstanding as of February 9, 2026 was 27,824,165.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2025, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on April 28, 2026.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of changes in interest rates;
●	effects on the U.S. economy resulting from actions taken by the federal government, including the threat or implementation of tariffs, immigration enforcement and changes in foreign policy;
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of changes in interest rates;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including the level and impact of inflation, and future monetary policies of the Federal Reserve and executive orders in response thereto, and possible recession;
●	credit risk and risks from concentrations (including by type of borrower, geographic area, collateral and industry) within the Company’s loan portfolio or large loans to certain borrowers (including CRE loans);
●	the overall health of the local and national real estate market; our ability to successfully manage credit risk;
●	our ability to maintain an adequate level of allowance for credit losses on loans;
●	new or revised accounting standards as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, Securities and Exchange Commission or Public Company Accounting Oversight Board;
●	the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation insurance limits;
●	our ability to successfully manage liquidity risk, which may increase our dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	our ability to raise additional capital to implement our business plan;
●	our ability to implement our growth strategy and manage costs effectively;
●	the composition of our strategic leadership team and our ability to attract and retain key personnel;
●	talent and labor shortages and employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our or our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions, “fintech” companies and digital asset service providers;
●	the effectiveness of our risk management framework;

●	rapid technological changes implemented by us and other parties in the financial services industry, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
●	the commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, domestic or foreign;
●	risks related to climate change and the negative impact it may have on our customers and their businesses;
●	the imposition of tariffs or other governmental policies impacting the global supply chain and the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics, acts of war, military conflicts, or terrorism, changes in foreign relations, or other adverse external events, including ongoing conflicts in the Middle East, the Russian invasion of Ukraine and recent military activities in Venezuela and Mexico;
●	potential impairment to the goodwill the Company recorded in connection with acquisitions;
●	changes to U.S. or state tax laws, regulations and governmental policies concerning the Company’s general business, including changes in interpretation or prioritization of such rules and regulations;
●	the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment regarding the stability and liquidity of banks; and
●	any other risks described in the “Risk Factors” sections of reports filed by the Company with the Securities and Exchange Commission.

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

PART I

ITEM 1.  BUSINESS

Company Overview and History

Bridgewater Bancshares, Inc. (the “Company”) is a Minnesota corporation and financial holding company with one wholly-owned subsidiary: Bridgewater Bank (the “Bank”). The Bank has two wholly-owned subsidiaries: BWB Holdings, LLC, which was formed for the purpose of holding repossessed property; and Bridgewater Investment Management, Inc., which was formed for the purposes of holding certain municipal securities and engaging in municipal lending activities. The Bank has nine full-service offices located in Bloomington, Greenwood, Minneapolis (2), Minnetonka, Orono, Lake Elmo, St. Louis Park, and St. Paul, Minnesota. The Lake Elmo branch opened in February 2026.

The Company is headquartered in St. Louis Park, Minnesota, a suburb located approximately 5 miles southwest of downtown Minneapolis. The Company and Bank were established in 2005 as a de novo bank by a group of industry veterans and local business leaders dedicated to providing responsive support and simple solutions to businesses, entrepreneurs, and successful individuals.

Since inception, the Company has grown significantly and profitably, with a focus on organic growth, driven primarily by commercial real estate (“CRE”) lending. Assets have grown at a compounded annual growth rate of 28.6% since 2005, surpassing total asset milestones of $1.0 billion in 2016, $3.0 billion in 2021, and $5.0 billion in 2024. While this growth has primarily been organic, the Company has completed two bank acquisitions. Most recently, the Bank acquired First Minnetonka City Bank (“FMCB”) in December 2024, which added approximately $245.0 million of assets, $225.7 million of deposits, $117.1 million of loans and leases, and two branch locations in Minnetonka, Minnesota. One of these branches was subsequently closed in December 2025 given the close proximity of other Bridgewater Bank branches. The acquisition also added an investment advisory function that offers nondeposit investment products through a third party arrangement.

As of December 31, 2025, total assets were $5.41 billion, total gross loans were $4.31 billion, total deposits were $4.32 billion, and total shareholders’ equity was $517.1 million.

The principal sources of funds for loans and investments are transaction, savings, time, and brokered deposits, and short-term and long-term borrowings. The Company’s principal sources of income are interest and fees collected on loans, interest and dividends earned on investment securities and noninterest income, including service charges, letter of credit fees, and swap fees. The Company’s principal expenses are interest paid on deposit accounts and borrowings, employee compensation and other overhead expenses. The Company’s simple, highly efficient business model of providing responsive support and simple solutions to clients continues to be the underlying principle that drives the Company’s profitable growth.

Market Area and Competition

The Company operates in the Minneapolis-St. Paul-Bloomington, MN-WI Metropolitan Statistical Area (“Twin Cities MSA”) which had total deposits of $232.6 billion as of June 30, 2025, and ranks as the 15th largest MSA in the United States in total deposits, and the third largest MSA in the Midwest in total deposits, based on FDIC data. This area is commonly known as the “Twin Cities” after its two largest cities, Minneapolis, the city with the largest population in the state, and St. Paul, the state capital.

The Twin Cities MSA is defined by attractive market demographics, including strong household incomes, dense populations, a resilient employee base and the presence of a diverse group of large and small businesses. As of December 31, 2025, the Twin Cities ranked first in median household income in the Midwest and seventh in the nation, when compared to the top 20 MSAs by population size in each area, based on data available on S&P Global Market Intelligence. According to the U.S. Bureau of Labor Statistics, the population in the Twin Cities MSA was approximately 3.7 million as of December 31, 2025, making it the third largest MSA in the Midwest and 16th largest MSA in the United States. The Twin Cities MSA had an unemployment rate of 4.3%, which was lower than the national average of 4.4%, as of December 31, 2025. These strong labor market fundamentals can be attributed to the significant presence of national and international businesses across diverse industries operating within the Twin Cities MSA.

The Company operates in a competitive market area and competes with other, often much larger, retail and commercial banks and financial institutions. Two large, national banking chains, Wells Fargo and U.S. Bank, together controlled 58.96% of the deposit market share in the Twin Cities MSA as of June 30, 2025, based on FDIC data and as displayed in the table below. By comparison, the Company had a deposit market share of 1.84%, which ranked the Company ninth in the Twin Cities MSA overall and third in the Twin Cities MSA among banks headquartered in Minnesota.

				Total	Market
		State	Branch	Deposits	Share
Rank	Institution	Headquarters	Count	($000)	(%)
1	U.S. Bancorp	MN	78	$95,865,087	41.21%
2	Wells Fargo & Co	CA	84	41,284,514	17.75
3	Ameriprise Financial, Inc.	MN	2	22,499,683	9.67
4	Old National Bancorp	IN	48	8,220,790	3.53
5	Huntington Bancshares Incorporated	OH	58	6,526,628	2.81
6	Bank of America Corporation	NC	22	5,189,645	2.23
7	Bank of Montreal	N/A	26	4,830,532	2.08
8	State Bankshares, Inc.	ND	7	4,443,923	1.91
9	Bridgewater Bancshares, Inc.	MN	9	4,278,556	1.84
10	Choice Financial Holdings, Inc.	ND	4	3,035,777	1.31
	Top 10 Institutions		338	$196,175,135	84.34%

	Total Bank Deposits		741	$232,599,766

The market has experienced disruption in recent years due to acquisitions of local institutions by larger regional banks headquartered outside of the market, resulting in only three of the ten largest banks in Minnesota by deposit market share being headquartered in-state. The disruption has created significant opportunities for the Company to add both talent and clients. In addition, the Company has developed a local banking advantage in the market by being the bank-of-choice for Twin Cities clients looking to bank local.

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

The Bank has been active in lending to affordable housing projects since 2008, but has increased the level of investment in recent years and expanded nationally. The Bank has leveraged its deep expertise in the affordable housing space to support developers both in the Twin Cities and across the country. Affordable housing lending includes a high barrier to entry due to the complex nature of the transactions, which positions the Bank well from a competitive standpoint. The Bank can also provide funding through multiple stages of the transaction.

Historically, the Bank has generated robust and consistent growth due to its strengthening brand and service model, client and banker acquisitions resulting from M&A-related market disruption and the expansion of talented lending and business service teams. The Bank’s pace of loan growth returned to more normalized levels in 2025 due to the improved interest rate environment, increased loan demand and strong core deposit growth momentum.

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

Deposits continue to be the primary funding source for the Bank’s lending activities, including both core and non-core deposits. The Bank generated strong core deposit growth throughout 2025. Due to this strong core deposit growth in 2025, the Bank was able to reduce its reliance on brokered deposits and wholesale funding sources. However, the Bank will continue to leverage these funding sources to supplement core deposit growth as needed.

Brokered deposits have remained a strategic component of the funding strategy and interest rate risk management. The Bank’s Asset Liability Management (“ALM”) Committee monitors the size of this portfolio and ongoing opportunities.

The Bank has developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2025, the 10 largest depositor relationships accounted for approximately 16.2% of total deposits. This high concentration of deposits from this group of depositors, some of whom may have balances above current FDIC insurance limits, presents a risk to liquidity if one or more of them decides to change its relationship with the Bank and to withdraw all or a significant portion of their accounts.

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

Multifamily Lending Expertise. The Company specializes in multifamily lending, which has historically represented a large portion of the total loan portfolio. The Company believes this lending niche lowers the risk profile of the overall loan portfolio due to its lower historical loss rates when compared to other loan types. In fact, the multifamily portfolio has experienced no net charge-offs over the past three years and only $62,000 of net charge-offs since inception. As a result of the Company’s segment expertise and strong portfolio performance, the Company has been comfortable continuing to grow the multifamily portfolio. In addition, the Company has also expanded its focus in affordable housing lending, the majority of which is in multifamily.

Engaged and Experienced Board of Directors and Management Team. The Company’s board of directors consists of highly accomplished individuals with strong industry and business experience in the market area. The combined expertise of the board of directors and the significant banking experience of the strategic leadership team (“SLT”) help execute the Company’s growth strategy.

The Company’s seven-person SLT has a strong balance of extensive banking experience, drive and talent. In 2025, the Company announced several leadership transitions through a thoughtful succession strategy, including the retirement of Mary Jayne Crocker, Chief Strategy Officer, and Jeff Shellberg, former Chief Credit Officer and current Deputy Chief Credit Officer, both becoming effective in 2026. Joining the SLT in 2025 were Katie Morrell, Chief Credit Officer, Jessica Stejskal, Chief Experience Officer, and Laura Espeseth, Chief Administrative Officer. All three of these new SLT members have been with the Company for at least five years and bring a wealth of talent, judgement, and energy to their enhanced leadership roles.

In addition to the SLT, the Company has demonstrated an ability to grow through the recruitment of high performing individuals. The Company seeks to hire people with significant in-market experience who fit the Company’s hard-working, entrepreneurial culture. Through targeted hiring and internal development efforts, the Company has established a deep bench of talent to continue to grow and manage the business. This includes recent talent additions related to the ongoing M&A disruption in the Twin Cities which continues to provide opportunities to attract top talent in various areas across the organization. The Company has structured its team to prepare for long-term growth and stability by combining the experienced strategic leadership and commercial lending teams with its next generation of leaders.

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

Proactive Enterprise Risk Management. The Company’s enterprise risk management practices provide an enhanced level of oversight allowing management to be proactive rather than reactive. The Company has been focused on scaling its enterprise risk management function to address emerging risks and support growth plans. The management-level enterprise risk management committee, comprised of the strategic leadership team, the Chief Risk Officer and senior representatives from all departments, meets quarterly to identify, assess, measure, monitor, and manage the Company’s overall enterprise risk position and to discuss how the Company’s strategic initiatives may impact the Company’s risk profile. Enterprise risk management reports are provided to the board of directors on a quarterly basis.

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

Strategies for Growth

The Company has a track record of generating consistent, robust growth over the past 20 years. After moderating in 2023 and 2024 due to higher interest rates and the more challenging banking environment, growth returned to more normalized levels in 2025 due to a more favorable interest rate environment and core deposit growth momentum. To generate continued growth, the Company intends to continue to execute the proven strategies that it has used in prior years to achieve strong performance results. These strategies include the following:

Focus on Organic Growth. The Company intends to continue to grow its business organically in a focused and strategic manner by leveraging its competitive strengths, including commercial banking expertise, an experienced banking team, an efficient business model and strong branding, to capitalize on the opportunities in the Company’s market area. This includes the affordable housing strategy which has expanded to a national level. As a publicly traded but locally-headquartered bank, the Company can go beyond what small banks can provide by offering sophisticated products and services similar to those offered by the much larger, out-of-state banks, but in a manner that is tailored to the needs of local clients in a more efficient, responsive and flexible way.

The Company plans to increase core deposits over time to support loan growth and build market share by expanding existing client relationships and by developing new deposit-focused clients. The Company plans to continue to expand its footprint through marketing and networking efforts focused on generating deposits. The increased focus on affordable housing has also generated strong core deposit growth. On the lending side, the Company intends to rely on the expertise of the bankers, and believes the Company is well-positioned to continue to organically grow commercial loans based on the favorable market demographics in the Twin Cities MSA. In addition, the Company expects to see additional growth opportunities as a result of market disruption related to local banks being acquired by out-of-state acquirers.

Leverage Entrepreneurial Culture and Talent. The Company has built a team of bankers that is hard-working, passionate and energized by the opportunities to continue to grow the Company’s business and develop its brand. With an experienced strategic leadership team and a strong layer of talented middle managers, the Company is well positioned for future growth. The Company recruits qualified personnel and develops talent internally and believes the culture, which empowers employees to be entrepreneurs for the business, will allow the Company to attract and develop the talent needed to drive growth. Ongoing M&A disruption in the Twin Cities has also provided additional opportunities to acquire top talent.

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

Human Capital Resources

The Company believes that its growth and success are dependent on its ability to attract, develop, and retain a high-performing and diverse team of people. The Company’s unconventional corporate culture is a key differentiator and meaningful driver in achieving this objective. As of December 31, 2025, the Company had 322 full-time equivalent employees, most of which are full-time employees, an increase of 11% from December 31, 2024. None of the Company’s employees is a party to a collective bargaining agreement. The Company considers the relationship with its employees to be good and has not experienced interruptions of operations due to labor disagreements.

The Company believes embracing and understanding diversity, equity and inclusion has and will continue to make the Company stronger. In 2019, the Company established a Diversity, Equity and Inclusion Committee that focuses on building an inclusive culture that encourages, supports and celebrates the diversity of the Company’s employees and the communities in which it serves. The Company recognizes that different perspectives enhance its thinking and improve its employees’ experience by bringing together unique backgrounds, beliefs, cultures, and experiences at the Company. As of December 31, 2025, women and people of color comprised 53% and 21% of the Company’s total workforce, respectively. Similarly, women and people of color made up 56% and 13% of manager roles, respectively.

Employee retention helps the Company operate efficiently and carry out its mission of being the finest entrepreneurial bank in the Twin Cities. The Company believes its commitment to its core values, as well as prioritizing concern for its employees’ well-being, supporting its employees’ career goals and offering competitive wages and benefits aid in the retention of its employees.

The Company believes developing employees’ leadership skills is a critical factor for the long-term future success of the Company. In 2025, the Company continued to enhance its Leadership Development Program, delivering impactful content designed to support leaders in their growth and development. The program focuses on essential skills such as engaging in crucial conversations, empowering team members, and effectively navigating change. The Company also has a Mentorship Program that gives employees the opportunity to open the door to professional advice and constructive communication from leaders at all levels within the organization. The program provides participants with ways to build leadership skills, learn from others outside of their normal area of activity, and continue to grow both personally and professionally.

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

The safety, health and wellness of employees is a top priority. The Company’s Health and Wellness Committee is focused on promoting physical fitness, nutrition, and mental health across the organization, with events including pickleball, a blood drive, a healthy cooking class, and annual step challenge. The Health and Wellness Committee also hosted a series of mental health-related events in 2025.

The Company has a hybrid working model with most team members having the flexibility to work remotely up to two days per week. The Company recognizes the importance of having this flexibility while also emphasizing the benefits of the in-person workplace culture that is unique to Bridgewater.

Environmental, Social and Governance (“ESG”)

The Company is committed to establishing and maintaining impactful initiatives that support its corporate responsibility as a growing, local bank in the Twin Cities, while regularly sharing progress with stakeholders. The Company has a management-level ESG Committee with the role of developing, implementing and growing a formal ESG program. Oversight of the Company’s ESG strategy is provided by the Nominating and ESG Committee of the board of directors.

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

The Company has an ESG webpage to share a summary of the actions being taken to support the ESG priorities. The webpage is updated periodically to highlight ongoing efforts to support ESG-related initiatives. For more information on the Company’s ESG commitment, please visit the Company’s ESG webpage at https://www.bridgewaterbankmn.com/about-bridgewater/esg.

Available Information

The Company’s principal executive office is located at 4450 Excelsior Blvd., Suite 100, St. Louis Park, Minnesota, 55416, and the telephone number at that address is (952) 893-6868. The website address is investors.bridgewaterbankmn.com. The information contained on the website is not a part of, nor incorporated by reference into, this report.

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

SUPERVISION AND REGULATION

General

FDIC-insured banking institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various banking agencies, including the Company’s primary regulator, the Federal Reserve Board of Governors (the “Federal Reserve”) and the Bank’s primary federal regulator, the FDIC, and primary state regulator, the Minnesota Department of Commerce, Financial Institutions Division (the “MDOC”), and federal and state consumer financial protection agencies. Furthermore, taxation laws administered by the Internal Revenue Service

(the “IRS”), and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities and anti-money laundering and sanctions laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

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

In response to the global financial crisis and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and systemically important financial institutions, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) eliminated questions about the applicability of certain Dodd-Frank Act reforms to community banking organizations, including relieving the Company of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds.

Over the past year, the federal banking agencies have continued efforts to reduce regulatory burden on banking organizations, including community banks, through various supervisory, regulatory and policy initiatives. These efforts have included the rescission or revision of certain rulemakings and proposals, initiatives to streamline examination and application processes and efforts to increase transparency and consistency in supervisory expectations. Congress also has considered additional measures aimed at easing specific compliance obligations for community banks, although no reforms comparable in scope to the Regulatory Relief Act have been enacted to date. These developments may be favorable to the operations of the Company or the Bank; however, future changes in laws, regulations or supervisory priorities, and their impacts on the Company’s or the Bank’s business, remain uncertain.

The supervisory framework applicable to U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies. Examinations result in confidential examination reports and supervisory ratings may impact an institution’s operations, capital levels, growth and strategic initiatives. Examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality, management ability, earnings, liquidity and overall risk profile, among other things. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, violate applicable law or are otherwise inconsistent with laws and regulations. Changes in supervisory approach or emphasis may materially affect the operations and financial results of the Company and the Bank, as well as the banking industry in general. In recent supervisory communications, rulemakings and policy statements, federal banking agencies have indicated an increased focus on core, material financial risks (rather than risk management processes), greater transparency in supervisory expectations and efforts to reduce examination burden, particularly for community banks. For example, the FDIC, the Bank’s primary federal regulator, has proposed or implemented initiatives: (i) to clarify standards for unsafe or unsound practices; (ii) to enhance supervisory appeals processes; (iii) to streamline examination procedures; and (iv) to revise standards governing the termination of enforcement actions. These initiatives may enable management to focus more effectively on growth opportunities and the management of material financial risks.

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

Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the federal banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banking organizations beginning in 1989 have been based upon international capital accords (known as the “Basel” accords) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as interpreted and implemented by the U.S. federal banking agencies on an interagency basis. These accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. The U.S. federal banking agencies adopted the U.S. Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective in 2015 (with certain phase-ins) (the “Basel III Rule”). The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those established previously and are still in effect today.

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

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to 2015, but, by requiring that capital instruments be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital (“CET1”), which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings and CET1 minority interests, subject to certain regulatory adjustments and deductions. The Basel III Rule also changed the definition of regulatory capital by establishing more stringent criteria for instruments to qualify as Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). In addition, the Basel III Rule limited the inclusion of minority interests, mortgage-servicing assets and deferred tax assets in regulatory capital and required deductions from CET1 if such assets exceeded prescribed thresholds.

The Basel III Rule requires banking organizations to maintain minimum capital ratios to be deemed “adequately capitalized” as follows:

●	A ratio of CET1 equal to 4.5% of risk-weighted assets;
●	A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
●	A ratio of Total Capital (Tier 1 plus Tier 2 Capital) equal to 8% of risk-weighted assets; and
●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4%.

In addition, banking organizations that want to make capital distributions (including dividends and stock repurchases) and pay discretionary bonuses to executive officers without restriction must maintain 2.5% in the form of CET1 for a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a cushion of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the capital conservation buffer increases the minimum ratios described above to 7% for CET1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Well Capitalized Requirements. The capital ratios described above represent minimum standards for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banks to maintain capital levels above these minimums and to be “well capitalized.” To that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a well capitalized banking organization may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain activities; (ii) receive expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. In addition, the banking agencies may require higher capital levels where warranted by an organization’s specific risk profile or operating circumstances. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, risks, such as interest rate risk or risks associated with credit concentration, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum regulatory levels.

Under the capital regulations of the Federal Reserve for the Company and the FDIC for the Bank, in order to be well capitalized, a banking organization must maintain:

●	A CET1 ratio to risk-weighted assets of 6.5% or more;
●	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
●	A ratio of Total Capital to total risk-weighted assets of 10% or more; and
●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

Under the Basel III Rule, a banking organization may be considered “well capitalized,” while not complying with the capital conservation buffer requirement described above.

As of December 31, 2025: (i) the Bank was not subject to a directive from MDOC or FDIC to increase its capital; and (ii) the Bank was well capitalized, as defined by FDIC regulations. As of December 31, 2025, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well capitalized. As of December 31, 2025, the Company and the Bank also were in compliance with the capital conservation buffer.

Basel III Endgame Proposal. Previously, federal banking agencies proposed a “Basel III Endgame Rule” to complete the implementation of certain aspects of the Basel III accords, including to the risk weighting of assets; however, the proposal was not adopted, in part due to stakeholder concerns regarding potential economic impacts, data transparency and the alignment of certain provisions with statutory tailoring requirements. Based on public statements from federal agency officials, it is anticipated that a revised proposal may be issued in the future. Any re-proposal of the Basel III Endgame Rule is expected to primarily affect large, complex banking organizations.

Prompt Corrective Action. The concept of a banking organization being “adequately capitalized” or “well capitalized,” as defined above, is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of undercapitalized depository institutions based on the capital level of each particular institution. The extent of the banking agencies’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the banking agencies’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification. Community banking organizations have long raised concerns with federal banking agencies about the regulatory burden, complexity and costs associated with certain provisions of the Basel III Rule. In response, the U.S. Congress provided an “off-ramp” for institutions, like the Company, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect to comply with its capital requirements under the CBLR framework if it has: (i) less than $10 billion in total consolidated assets; (ii) limited amounts of certain assets and off-balance sheet exposures; and (iii) a CBLR greater than 9%. In late 2025, the federal banking agencies proposed changes to the CBLR framework intended to encourage broader adoption, including reducing the required leverage ratio from 9.0% to 8.0%; however, the proposal has not yet been finalized. The Bank and the Company have not elected to use the CBLR framework at this time, but may make such an election at any time.

Supervision and Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company that has elected financial holding company status. As a bank holding company, the Company is registered with, and is subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Pursuant to the BHCA and the Dodd-Frank Act, the Federal Reserve may permit a well capitalized and well managed bank holding company to acquire banks located in any U.S. state, subject to federal deposit concentration limits, applicable nondiscriminatory state deposit-cap laws, and state minimum-existence requirements for target banks (not exceeding five years).

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of an outstanding class of the voting shares of any nonbanking entity, and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including, among other things, the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place formal territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve that may be required in certain circumstances, prior approval for the establishment or acquisitions of nonbank subsidiaries by a bank holding company may be required from other agencies, such as agencies that regulate such nonbank company.

Financial Holding Company Election. Bank holding companies that meet certain BHCA eligibility requirements and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that: (i) the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity; or (ii) the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally.

The Company has elected to operate as a financial holding company. In order to maintain its status as a financial holding company, the Company and the Bank must be well capitalized and well managed, and the Bank must have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company or any bank subsidiary is not well capitalized or well managed, the Federal Reserve will provide a period of time in which to achieve compliance, but, during the period of noncompliance, the Federal Reserve may place any limitations on the financial holding company that it deems appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, such company would not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively determined to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may be presumed to arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. The Company is subject to the complex consolidated capital requirements of the Basel III Rule, see “–the Role of Capital” above.

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies and capital requirements of the Federal Reserve applicable to bank holding companies. As a Minnesota corporation, the Company is subject to the Minnesota Business Corporation Act, as amended, which prohibits the Company from paying a dividend if, after giving effect to the dividend, the Company would not be able to pay its debts as the debts become due in the ordinary course of business, or the Company’s total assets would be less than the sum of its total liabilities, plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Finally, the Basel III Rule imposes consolidated capital requirements on banking organizations. As a result, banking organizations must hold a capital conservation buffer of 2.5% of risk-weighted assets in CET1 above the minimum risk-based capital requirements to avoid regulatory limits on dividends and other capital distributions. See “–The Role of Capital” above.

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

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance/Incentive Compensation. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials.

The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive incentive-based compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded. Although several agencies have made repeated efforts to implement rules under this provision of the Dodd-Frank Act—including a proposal issued most recently in May 2024, which was subsequently withdrawn—no final rule has been adopted at this time. Nevertheless, the federal banking agencies have issued interagency guidance on sound incentive compensation practices for banking organizations, reflecting the agencies’ recognition that incentive compensation practices in the financial industry were among the factors contributing to the global financial crisis. The interagency guidance recognizes three core principles for effective incentive compensation plans: (i) appropriately balancing risk and reward; (ii) compatibility with effective controls and risk management; and (iii) support by strong corporate governance, including active and effective oversight by the organization’s board of directors. Although much of the guidance is directed at large banking organizations that are expected to maintain systematic and formalized policies and procedures, smaller banking organizations like us are expected to implement less extensive and less formalized systems pursuant to the guidance.

Supervision and Regulation of the Bank

General. The Bank is a Minnesota-chartered, nonmember bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor, per ownership category. Ongoing policy discussions at the federal level have focused on potential changes to deposit insurance coverage, including possible adjustments to coverage limits, although no changes have been enacted.

As a Minnesota-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the MDOC, the chartering authority for Minnesota banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (i.e., nonmember banks).

Deposit Insurance Assessments. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, generally range from 2.5 basis points (for the lowest risk institutions) to 32 basis points or beyond (for higher risk institutions).

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its May 2025 report, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates are currently projected.

In addition, because the cost of the failures of Silicon Valley Bank and Signature Bank to the DIF attributable to the systemic risk exception was approximately $16.7 billion, the FDIC adopted a special assessment applicable to banking organizations with assets of $5 billion or more. The FDIC has been collecting the special assessment over eight quarters, at a quarterly rate of 3.36 basis points for the initial seven quarters of the collection period (ending on December 30, 2025), and at a quarterly rate of 2.97 basis points for the eighth and final collection period. The quarterly special assessment rate is applied to the special assessment base equal to an FDIC-insured institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Although the Company is technically subject to the special assessment as a banking organization with more than $5 billion of assets as of December 31, 2025, the Bank does not have to pay the special assessment because it had less than $5 billion in estimated uninsured deposits as of December 31, 2022.

Supervisory Assessments. All Minnesota-chartered banks are required to pay supervisory assessments to the MDOC to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets or business volume. During the year ended December 31, 2025, the Bank paid supervisory assessments to the MDOC totaling approximately $163,100.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “–The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 was

unprecedented and contributed to acute liquidity and funding strain, underscoring the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.

The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. The Basel III Rule includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”) is designed to ensure that the banking organization has an adequate stock of unencumbered high quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”) is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and bank holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

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

The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2025. Notwithstanding the availability of funds for dividends, however, the FDIC and the MDOC may prohibit the payment of dividends by the Bank if either agency determines that such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends must maintain 2.5% in CET1 attributable to the capital conservation buffer. See “-The Role of Capital” above.

State Bank Investments, Activities and Acquisitions. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized under Minnesota law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries from engaging as principal in any activity that is not permitted for a national bank unless they meet, and continue to meet, minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

The Bank may be required to obtain approval from the MDOC, the FDIC and other applicable banking or financial services agencies before engaging in certain acquisitions or mergers under applicable state and federal law. With respect to interstate merger and acquisitions, federal law permits state banks to merge with out-of-state banks subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law requirements that the merging bank has been in existence for a minimum period of time (not to exceed five years), prior to the merger. In 2025, the federal banking agencies, including the FDIC and the OCC, rescinded certain prior administrative actions regarding the review and approval of mergers and acquisitions, with the intent of streamlining and expediting the regulatory review of certain merger and acquisition applications.

Branching Authority. Minnesota banks, such as the Bank, have the authority under Minnesota law to establish branches anywhere in the State of Minnesota, subject to receipt of all required regulatory approvals. The Dodd-Frank Act permits well capitalized and well managed banks to establish new interstate branches or acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

Affiliate and Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions. Covered transactions subject to these restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced these requirements by expanding the definition of “covered transactions” and extending the period for which collateral requirements for such transactions must be maintained.

Certain limitations and reporting requirements also apply to extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders under state and/or federal law. In addition, federal law and regulations may govern the terms on which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

These safety and soundness standards generally prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an FDIC-insured institution fails to operate in a safe and sound manner, its primary federal regulator may require the submission of a plan to achieve and maintain compliance. Failure to submit an acceptable compliance plan, or to implement a plan in any material respect may result in a formal agency order directing the institution to cure the deficiency. Until such deficiency is resolved, the agency may restrict the institution’s rate of growth, require additional capital, limit deposit rates or take other corrective action as deemed appropriate. Operating in an unsafe or unsound manner also will constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.

Federal banking agencies have emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of FDIC-insured institutions that they supervise. In 2025, however, the agencies signaled a shift toward focusing on the identification and management of material financial risks, rather than primarily on adherence to prescriptive operational and risk management processes. Although effective risk management, internal controls and board and management oversight remain important, supervisory attention may increasingly center on whether specific practices pose material harm to the institution’s financial condition or create a risk of loss to the DIF. Despite this potential shift in focus, the agencies continue to evaluate a broad spectrum of risks—including credit, market, liquidity, operational and legal risks—emphasizing their potential impact on safety and soundness. Notably, the federal banking agencies have indicated that they intend to remove reputation risk from consideration, citing concerns about its use in restricting banking services to certain industries or groups. The key risk themes identified for 2025 are discussed under the heading “Risk Factors” below.

The Bank is expected to have active board of directors and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls. The federal banking agencies also have issued guidance on specific risk management topics, including third party relationships, in response to the proliferation of relationships between banking organizations and fintech companies (although the guidance applies more broadly).

Privacy and Cybersecurity. The Bank is subject to numerous U.S. federal and state laws and regulations aimed at protecting the non-public, confidential information of its customers. These laws require the Bank to periodically disclose its privacy policies and practices regarding the sharing of information and permit consumers to opt out of the sharing of information with unaffiliated third parties. They also limit the Bank’s ability to share certain information with affiliates and nonaffiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures are applied consistently across all business lines and geographic locations.

The Bank and the Company also are subject to federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents. In addition, the Bank must consider and address cybersecurity considerations as part of its risk management processes, including implementing and maintaining appropriate safeguards, monitoring and testing systems and overseeing the cybersecurity practices of its service providers. Regulatory guidance emphasizes that cybersecurity should be integrated into overall enterprise risk management and business continuity planning.

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

Community Reinvestment Act Requirements. The CRA imposes on the Bank a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The FDIC regularly assesses the Bank’s record of meeting these credit needs of its communities through periodic CRA examinations. The Bank’s CRA ratings derived from these examinations can have significant impacts on the activities in which the Bank and the Company may engage. For example, a low CRA rating may impact the review of applications for acquisitions by the Bank or the Company’s financial holding company status.

In October 2023, the federal banking agencies issued a final rule intended to strengthen and modernize the CRA regulations (the “CRA Rule”). The CRA Rule was subsequently challenged in court, which prevented it from taking effect. In 2025, the federal banking agencies issued a proposed rule to rescind the CRA Rule and reinstate the prior CRA regulatory framework adopted in 1995.

Additionally, the FDIC has determined to lengthen the period between CRA examinations for certain banks with less than $3 billion in assets; however, this change is not expected to impact the Bank, which has more than $3 billion in total assets.

Anti-Money Laundering/Sanctions. The Bank Secrecy Act (“BSA”) is U.S. federal statutory framework, as amended and supplemented by subsequent laws and implemented through regulations, which is designed to combat money laundering, the financing of terrorism and other illicit financial activity. The BSA and related anti-money laundering and countering the financing of terrorism (“AML/CFT”) laws and regulations are intended to prevent terrorists and criminals from accessing the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transmission of funds. Together, this regulatory framework provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts or facilitate other illicit conduct.

The BSA and related regulations require financial institutions to establish and maintain policies and procedures addressing: (i) customer identification and due diligence; (ii) the prevention and detection of money laundering and terrorist financing; (iii) the identification and reporting of suspicious activities and certain currency transactions; (iv) compliance with laws relating to currency crimes; and (v) cooperation with law enforcement authorities. The Bank also must comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.

Although core AML/CFT statutory requirements and expectations remain unchanged, federal banking agencies and the Financial Crimes Enforcement Network have recently pursued or considered efforts to modernize and streamline BSA/AML compliance through a more risk-based approach, including targeted regulatory relief, revised examination expectations and efforts to reduce certain reporting and compliance burden, particularly for lower-risk and community banking organizations.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions allocate a disproportionate amount of assets to any one industry or economic segment. Concentration in CRE lending is one area of regulatory focus, which has been subject to additional scrutiny by federal banking agencies as well as the SEC (for publicly-traded banking organizations) in recent years. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. These indicators include: (i) total CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital.

The CRE Guidance does not establish a binding limits on CRE lending activities, but rather is intended to inform supervisory assessment of whether an institution’s risk profile, earnings capacity and capital levels are commensurate with its CRE exposure. In recent years, the federal banking agencies have issued statements to reinforce prudent risk-management practices related to CRE lending, in response to observed growth in CRE markets, increased competitive pressures, rising CRE concentrations and an easing of CRE underwriting standards. In other statements, the agencies have reminded FDIC-insured institutions to maintain underwriting discipline and to identify, measure, monitor and manage the risks arising from CRE lending, including by holding capital commensurate with those risks.

As of December 31, 2025, the Bank’s total loans secured by multifamily and CRE nonowner occupied properties plus total construction and land development loans represented more than 473.1% of its total risk-based capital. Thus, the Bank is deemed to have a concentration in CRE lending. Accordingly, pursuant to the CRE Guidance, the Bank is required to have, and does have, heightened risk management practices in place to account for the heightened degree of risk associated with CRE lending.

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

In response to mortgage-related abuses that contributed to the global financial crisis, the Dodd-Frank Act and CFPB rulemaking significantly expanded underwriting, disclosure, and anti-predatory lending requirements for residential mortgage loans, including by imposing ability-to-repay standards and establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has continued to refine these requirements through additional rulemaking addressing qualified mortgages and ability-to-repay standards.

Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. More recently, changes in leadership and policy direction have led to: (i) shifts in regulatory priorities, including the rescission or reconsideration of certain CFPB guidance and rules; (ii) a reduction in CFPB enforcement activity; and (iii) constraints on the CFPB’s budget and resources, although the CFPB continues to retain broad statutory authority to administer, supervise and enforce federal consumer financial protection laws. In addition, state banking and other financial services regulatory agencies retain authority to administer and enforce state consumer financial protection laws and could increase supervisory or enforcement activity in response to changes in federal regulatory priorities.

The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs. The Bank also must comply with certain state consumer protection laws and requirements in the states in which it operates.

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

Credit Risks

●	credit risk and risks from concentrations (by type of borrower, geographic area, collateral and industry) within the Company’s loan portfolio or large loans to certain borrowers (including CRE loans);
●	the overall health of the local and national real estate market;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including the level and impact of interest rates on inflation and possible recession;
●	the ability to successfully manage credit risk; and
●	the ability to maintain an adequate level of allowance for credit losses on loans and leases.

Liquidity and Funding Risks

●	the ability to successfully manage liquidity risk, which may increase the dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	the concentration of large deposits from certain clients, including those who have balances above current FDIC insurance limits; and
●	the ability to raise additional capital to implement our business plan.

Operational, Strategic and Reputational Risks

●	the ability to implement our growth strategy and manage costs effectively;
●	the composition of the Company’s strategic leadership team and the ability to attract and retain key personnel;
●	talent and labor shortages and employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our or our third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;
●	interruptions involving our information technology and telecommunications systems or third party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions, fintech companies and digital asset service providers; and

●	severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events, including ongoing conflicts in the Middle East, the Russian invasion of Ukraine, and recent military actions in Venezuela and Mexico.

Legal, Accounting and Compliance Risks

●	the effectiveness of the Company’s risk management framework;
●	the imposition of tariffs or other governmental policies impacting the value of products produced by our commercial borrowers;
●	potential impairment to the goodwill the Company recorded in connection with acquisitions;
●	the commencement and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, including in response to prior bank failures;
●	changes to U.S. or state tax laws, regulations and governmental policies concerning the Company’s general business; and
●	risks related to climate change and the negative impact it may have on our customers and their businesses.

Market and Interest Rate Risks

●	interest rate risk, including the effects of changes in interest rates; and
●	fluctuations in the values of the securities held in our securities portfolio or the values of derivative instruments held in our derivatives portfolio, including as the result of changes in interest rates.

Credit Risks

Our loan portfolio has a concentration of commercial real estate loans, which involve risks specific to real estate values and the health and market dynamics of the real estate market generally.

As of December 31, 2025, we had $3.01 billion of commercial real estate loans, consisting of $1.17 billion of loans secured by nonowner occupied nonfarm nonresidential properties, $1.59 billion of loans secured by multifamily residential properties, $45.2 million of 1-4 family construction loans and $216.2 million of construction and land development loans. Additionally, we had $227.1 million in loans whose purpose was to finance commercial real estate projects, but were secured by other types of collateral. Commercial real estate secured loans represented 69.9% of our total gross loan portfolio and 473.1% of the Bank’s total risk-based capital at December 31, 2025. Accordingly, pursuant to guidance issued by the federal bank regulatory agencies, we are required to have heightened risk management practices in place to account for the heightened degree of risk associated with commercial real estate lending and may be required to maintain capital in excess of regulatory minimums. The market value of real estate securing our commercial real estate loans can fluctuate in a short period of time as a result of interest rates and market conditions. Adverse developments affecting real estate values in our market area could increase the credit risk associated with our loan portfolio. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including changes in interest rates, decreases in office occupancy due to the shift to remote work environments and developments in artificial intelligence, or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could force us to take charge-offs or require us to increase our provision for credit losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity, as well as environmental factors, could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2025, approximately 85.8% of our total gross loan portfolio was comprised of loans with real estate as a primary component of collateral. As a result, adverse developments affecting real estate values in our market area could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located. Adverse changes affecting real estate values, such as shifts in market demand for office space, and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could adversely affect our profitability. Such declines and losses would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

A decline in the business and economic conditions in our market could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Unlike larger banks that are more geographically diversified, we conduct our operations primarily in the Twin Cities MSA. Because of the geographic concentration of our operations in the Twin Cities MSA, if the local economy weakens, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, and lower home sales and commercial activity. Adverse business conditions arising from state or local regulations such as rent control, housing policies, or taxation, could also lead to a weaker local economy. These factors could negatively affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosures and reduce the value of the properties securing our loans. Any regional or local economic downturn in the Twin Cities MSA, could negatively impact our operations and profitability. Because our business is more geographically concentrated than that of certain competitors, these conditions may affect us more significantly and adversely.

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

As of December 31, 2025, our allowance for credit losses as a percentage of total gross loans was 1.31% and as a percentage of total nonperforming loans was 256.16%. Although management believes that the allowance for credit losses was adequate on such date to absorb expected losses on existing loans that may become uncollectible, losses in excess of the existing allowance will reduce our net income and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We may also be required to take additional provisions for credit losses in the future to further supplement the allowance for credit losses, either due to management’s assessment that the allowance is inadequate or as required by our banking regulators. Our banking regulators periodically review our allowance for credit losses and the value attributed to loan segments and may require us to adjust our determination of the value for these items. These adjustments may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Elevated levels of inflation could adversely impact our clients’ businesses, adversely impacting our business, financial condition, results of operations and growth prospects.

The United States has experienced elevated levels of inflation in recent years, with the consumer price index increasing approximately 2.7% as of the end of 2025, before seasonal adjustment. Elevated inflation can have complex and potentially adverse effects on our clients’ business, financial condition, results of operations, and growth prospects. Prolonged inflationary pressures may also contribute to increased volatility and uncertainty in the broader business environment, which could negatively impact loan demand and impair our clients’ ability to repay indebtedness.

In addition, governmental responses to inflationary conditions, such as restrictive monetary or fiscal policies, the imposition or potential imposition of price controls, or uncertainty related to changes in key government personnel affecting monetary policy, could further adversely affect our clients’ businesses and, in turn, our own financial performance.

Our high concentration of large loans to certain borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to cultivate relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. As of December 31, 2025, our 10 largest borrowing relationships accounted for approximately 15.3% of our total gross loan portfolio. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of business, economic or market conditions, or personal circumstances, such as divorce or death, our nonaccruing loans and our provision for credit losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Affordable housing loans involve unique risks that could adversely affect our business

In recent years, our portfolio of affordable housing loans has grown rapidly in response to intentional growth initiatives and increasing demand for affordable housing. These transactions are complex in nature, often involve financing across the United States outside our Twin Cities MSA, and are inherently reliant on government programs. Unlike traditional real estate lending, these projects are not always secured by real property, which increases risk because funds are advanced against the security of projects whose value is uncertain prior to completion. In declining real estate markets, construction costs may exceed realizable values.

Due to new client relationships, reliance on governmental regulations and programs, pace of growth and lack of seasoning of the portfolio, and uncertainties in estimating construction costs, it can be difficult to accurately assess the total funds required or the loan-to-value ratio for such loans. Repayment of affordable housing loans frequently depends on the successful completion and performance of the underlying project, including the borrower’s ability to sell or lease the property, rather than solely on the borrower’s or guarantor’s financial capacity. If our appraisal of a completed project is overstated, or if market values, occupancy levels, or rental rates decline, the collateral securing the loan may be insufficient and we may incur losses adversely affecting our profitability.

Nonperforming assets take significant time and resources to resolve and adversely affect our net interest income.

Our nonperforming assets adversely affect our net interest income in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our net income and returns on assets and equity. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and foreclosed assets also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management, which increases our loan administration costs and adversely affects our efficiency ratio (a non-Generally Accepted Accounting Principles (“GAAP”) financial measure) and can be detrimental to the performance of their other responsibilities, and may also involve additional financial resources. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We use certain non-core, wholesale funding sources, including brokered deposits, federal funds purchased, and FHLB advances. As of December 31, 2025, we had approximately $810.5 million of brokered deposits, which represented approximately 18.8% of our total deposits and $399.5 million of FHLB advances. Unlike traditional deposits from our local clients, there is potential that wholesale deposits will not remain with us after maturity. Although we are increasing our efforts to reduce our reliance on non-core funding sources, we may not be able to maintain our market share of core deposit funding in our highly competitive market area. Local deposits, such as retail certificates of deposit, are more difficult to replace than brokered deposits due to the smaller depositor base. If we are unable to maintain core deposit funding in our market area, we may be forced to increase the amounts of wholesale funding sources. The cost of these funds can be volatile and may exceed the cost of core deposits in our market area, which could have a material adverse effect on our net interest income. In addition, our maximum borrowing capacity from the FHLB is based on the amount of mortgage and commercial loans we can pledge. As of December 31, 2025, our advances from the FHLB were collateralized by $1.62 billion of real estate and commercial loans. We are also eligible to borrow from the Federal Reserve discount window with borrowing availability of approximately $1.03 billion as of December 31, 2025, consisting of $254.3 million of securities and $963.5 million of loans pledged as collateral. If we are unable to pledge sufficient collateral to secure funding from the FHLB or FRB, we may lose access to this source of liquidity that we have historically relied upon. If we are unable to access any of these types of funding sources or if our costs related to them increases, our liquidity and ability to support demand for loans could be materially adversely affected.

Our high concentration of large depositors may increase our liquidity risk, and the loss of any large depositor may negatively impact our net interest margin.

We have developed relationships with certain individuals and businesses that have resulted in a concentration of large deposits from a small number of clients. As of December 31, 2025, our 10 largest depositor relationships accounted for approximately 16.2% of our total deposits. This high concentration of depositors presents a risk to our liquidity if one or more of them decides to change its relationship with us and to withdraw all or a significant portion of their deposits, for example as a result of deposits above the FDIC insurance limit. If such an event occurs, we may need to seek out alternative sources of funding that may not be on the same terms as the deposits being replaced, which could negatively impact our net interest margin if the alternative source of funding is at a higher rate and have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Additionally, negative news about us or the banking industry in general could negatively impact market and/or client perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as clients spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2025, approximately 30% of our deposits were uninsured and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

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

Compliance with labor and employment laws, including the Family and Medical Leave Act, could increase our costs and negatively affect operations.

We are subject to numerous federal, state, and local labor and employment laws, including the Family and Medical Leave Act (“FMLA”) and similar state statutes that provide eligible employees with job-protected leave for specified family and medical reasons. Compliance with these requirements can be complex and may increase our administrative and personnel costs, particularly as regulations evolve or as states adopt more expansive leave laws.

Extended employee absences under the FMLA or comparable state laws can place strain on staffing in key operational areas such as retail banking, loan servicing, and compliance functions. To maintain service levels, we may incur additional expenses for overtime, temporary staffing, or training. In addition, any failure to comply with FMLA requirements or to appropriately administer leave policies could result in employee claims, legal proceedings, penalties, or reputational harm.

As we continue to operate in a competitive labor market, our ability to effectively manage employee leave while maintaining adequate staffing levels is important to sustaining operational performance, employee morale, and customer service standards. Adverse outcomes in any of these areas could have a material impact on our results of operations or financial condition.

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

We outsource to third parties many of our major systems, such as data processing and mobile and online banking, and are highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

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

We plan to grow our business organically but remain open to considering potential bank or other acquisition opportunities that fit within our overall strategy and that we believe make financial and strategic sense, such as the acquisition of FMCB in late 2024. In the event that we pursue additional strategic acquisitions, we may have difficulty completing them and may not realize the anticipated benefits of any transaction we complete. For example, we may not be successful in realizing anticipated cost savings or in preventing disruptions in service to existing client relationships of the acquired institution. Our potential acquisition activities could require us to deploy a substantial amount of cash, other liquid assets or incur additional debt. In addition, if goodwill recorded in connection with future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

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

While we do not offer products relating to digital assets, including cryptocurrencies, stablecoins and other similar assets, there has been a significant increase in digital asset adoption within the United States and globally over the past several years. In 2025, President Trump signed the GENIUS Act into law. This act creates a Federal regulatory system for stablecoins, requiring, among other things, a 100% reserve backing with liquid assets, public disclosure of the compositions of the reserves, and alignment with State and Federal stablecoin networks. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—many of which, at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions—are becoming active competitors to more traditional financial institutions.

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

The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. As of December 31, 2025, our commercial real estate secured loans represented 473.1% of the Bank’s total risk-based capital. As a result, we are deemed to have a concentration in commercial real estate lending under applicable regulatory guidelines. Accordingly, pursuant to guidance issued by the federal bank regulatory agencies, we are required to have heightened risk management practices in place to account for the heightened degree of risk associated with commercial real estate lending and may be required to maintain capital in excess of regulatory minimums. We cannot guarantee that the risk management practices we have implemented will be effective to prevent losses relating to our commercial real estate portfolio. In addition, increased capital requirements could limit our ability to leverage our capital, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include policies related to the allowance for credit losses. See “Note 1 – Description of the Business and Summary of Significant Accounting Policies” of the Company’s Consolidated Financial Statements included as part of this Annual Report on Form 10-K for further information. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the reserve provided. This could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our business is subject to increased litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry. In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our current or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on our business, reputation, financial condition, results of operations and growth prospects.

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

Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, political developments, including changes in laws and regulations, as well as changes in staffing at the regulatory agencies, add uncertainty to the implementation, scope and timing of regulatory reforms.

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

The net deferred tax asset reported on our balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of the deferred tax asset consists of deferred loan loss deductions. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2025, our net deferred tax asset was $18.3 million.

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

It is currently expected that during 2026, the Federal Open Market Committee of the Federal Reserve (“FOMC”) may execute additional interest rate cuts in an effort to move closer to its view of neutral levels of its benchmark rate. However, this outlook remains uncertain, as policy views within the FOMC continue to vary and future actions will depend on prevailing economic conditions and expected personnel changes to the composition of the committee. In the fourth quarter of 2025, the FOMC decreased the target range for the federal funds rate to a range of 3.50% to 3.75%, following a series of significant increases beginning in 2022. Levels of inflation or weakness in the jobs market will ultimately impact the path of the federal funds rate. Although the FOMC may decide to further decrease the targeted federal funds rate, overall interest rates may behave differently, which may impact the national economy. In addition, our net interest income could be affected if the rates we pay on deposits and borrowings remain elevated. Elevated interest rates also may reduce the demand for loans and the value of fixed-rate investment securities. These effects from interest rate changes or from other sustained economic stress or a recession, among other matters, could have a material adverse effect on our business, financial condition, liquidity, results of operations, and growth prospects.

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

As of December 31, 2025, we had $923.1 million of noninterest bearing deposit accounts and $3.40 billion of interest bearing deposit accounts. We do not know what future market rates will be, and based on recent guidance from the Federal Reserve, we currently expect some level of continued moderation in the federal funds rate in 2026. If we need to offer higher interest rates on these accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2025, the fair value of our securities portfolio was approximately $776.4 million, or 14.4% of our total assets. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, the intent to sell the security, rating agency downgrades of the securities or our own analysis of the value of a security, defaults by the issuer or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could cause impairment in future periods and result in realized losses. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

All of our investment securities classified as available-for-sale have fixed interest rates. As is the case with many financial institutions, our emphasis on increasing the development of core non-maturity deposits has resulted in our interest-bearing liabilities having a shorter duration than our interest-earning assets. This imbalance can create significant earnings volatility because interest rates change over time. As interest rates have declined from elevated levels toward more neutral conditions in recent years, our cost of funds has also decreased, resulting in improved alignment with the yields on a significant portion of our interest-earning assets. In addition, the market value of our fixed-rate assets, for example, our investment securities, has improved since 2024 when the FOMC began decreasing interest rates. The effects of these rate decreases has not been fully realized but we are beginning to see improvements in our investment securities portfolio. In line with the foregoing, we have experienced and may continue to experience a lower level of the cost of interest-bearing liabilities, primarily due to lower rates we pay on some of our deposit products.

At December 31, 2025, we had $7.3 million of unrealized losses, net of tax, in our securities portfolio. If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities.

Monetary policies of the Federal Reserve could adversely affect our financial condition and results of operations.

In the current environment, economic and business conditions are significantly affected by U.S. monetary policy, particularly the actions of the Federal Reserve in its effort to fight elevated levels of inflation. The Federal Reserve is mandated to pursue the goals of maximum employment and price stability, and throughout 2022 and 2023 made a series of significant increases to the target Federal Funds rate as part of an effort to combat elevated levels of inflation affecting the U.S. economy. Following a period of no action on interest rates, the FOMC began easing monetary policy by cutting the federal funds rate in September of 2024 and continued to cut rates through the end of 2025. Monetary policy in recent years has resulted in a significant structural change in prevailing interest rates and, while this has had a negative effect during years of higher interest rates, we are beginning to see improvements in our net interest income and the value of our available for sale investment securities portfolio, which had $7.3 million in unrealized losses, net of tax, as of December 31, 2025. The $20.5 million improvement in market value from December 31, 2024 has positively affected our tangible book value. A neutral level of interest rates can also more positively affect our clients’ businesses and financial condition, and the value of collateral securing loans in our portfolio.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as international conflicts and tariffs, changing labor market conditions as well as fiscal policy and the Trump Administration priorities, there is a meaningful risk that the Federal Reserve and other central banks may keep interest rates at or near their current neutral levels, thereby limiting economic growth and potentially causing an economic recession or other political instability. As noted above, this could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.

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

We do not intend to pay cash dividends on our common stock in the foreseeable future. Consequently, the ability of shareholders to achieve a return on their investment will depend on appreciation in the price of our common stock.

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

In addition, we are a financial holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends, as outlined in more detail in the “SUPERVISION AND REGULATION–Supervision and Regulation of the Company–Dividend Payments” above. It is the policy of the Federal Reserve that bank and financial holding companies should generally pay dividends on capital stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition.

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

We are generally not restricted from issuing additional shares of our common stock, up to the 75,000,000 shares of common stock authorized in our third amended and restated articles of incorporation, which could be increased by a vote of the holders of a majority of our shares of common stock. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, or in connection with future acquisitions or financings. If we choose to raise capital by issuing and selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

The holders of our debt obligations and preferred stock will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us and claims of all of our outstanding shares of preferred stock. As of December 31, 2025, we had $110.0 million of subordinated debentures outstanding and $69.0 million of preferred stock outstanding. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to our debt holders have been satisfied and holders of senior equity securities, including the preferred shares, have received any payment or distribution due to them.

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

The Company’s governance structure is designed to identify, escalate, and mitigate information security risks. Management utilizes its Enterprise Risk Management Committee and IT Steering Committee, comprised of senior leaders including the Company’s CRO, CTO, President, Chief Financial Officer, and other leaders with cybersecurity expertise, to disseminate information and monitor information security efforts throughout the Company. Each committee’s charter, in addition to the Information Security Policy, establishes roles and responsibilities related the Company’s cybersecurity governance and program. The risk team provides oversight of the Company’s activities designed to identify, assess, measure, and mitigate cybersecurity risk. The Company’s Information Security Program includes training that reinforces the Company's Information Security Program policies, standards, and practices, as well as the expectation employees comply with these policies. The technology team engages employees through training on how to identify potential cybersecurity risks and protect the Company’s resources and information. This training is mandatory for all employees, and is supplemented by various testing initiatives, including social engineering testing. Finally, the Company provides specialized security training for certain employee roles such as system administrators and all information security training is monitored and reported on by the risk team as well as the Company’s learning and development function.

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

Risks from cybersecurity threats, including any previous cybersecurity events, did not materially affect the Company or its business strategy, results of operations or financial condition during the period covered by the report. Notwithstanding the comprehensive approach that the Company takes to address cybersecurity risk, the Company may not be successful in preventing or mitigating a future cybersecurity incident that could have a material adverse effect on the Company or its business strategy, results of operation or financial condition.

ITEM 2.  PROPERTIES

Our corporate headquarters is located at 4450 Excelsior Boulevard, Suite 100, St. Louis Park, Minnesota 55416. Including our corporate headquarters, we operate nine full-service branch offices located in the Twin Cities MSA. We currently own five of our branch offices located in Lake Elmo, Minneapolis (Hennepin Avenue), Minnetonka, Orono, and St. Louis Park, and lease the remaining four locations. Additional information regarding our locations is set forth below:

Address	Owned/Leased
Headquarters and St. Louis Park Branch:
4450 Excelsior Boulevard, Suite 100, St. Louis Park, Minnesota 55416	Owned
Other Branch Locations:
21500 Highway 7, Greenwood, Minnesota 55331	Leased
60 South Sixth Street, Suite 285, Minneapolis, Minnesota 55402	Leased
2445 Shadywood Road, Orono, Minnesota 55331	Owned
3100 Hennepin Avenue, Minneapolis, Minnesota 55408 (1)	Owned
370 Wabasha Street N., St. Paul, Minnesota 55102	Leased
7831 East Bush Lake Road, Suite 300, Bloomington, Minnesota 55439	Leased
14550 Excelsior Boulevard., Minnetonka, Minnesota 55345	Owned
11999 Upper 40th Street N., Lake Elmo, Minnesota 55042 (2)	Owned
(1)	Does not include the leased drive-up property located adjacent to the branch.
(2)	Branch was under construction as of December 31, 2025. Construction was completed and branch was opened in February 2026.

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

Holders of Record

As of February 19, 2026, the Company had 45 holders of record of the Company’s common stock and an estimated 10,459 additional beneficial holders of the Company’s common stock whose stock was held in street name by brokerages or fiduciaries.

Issuer Purchases of Equity Securities

The following table presents stock purchases made during the fourth quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2025	—	$—	—	$13,089,198
November 1 - 30, 2025	—	—	—	13,098,198
December 1 - 31, 2025	32,702	17.89	—	13,098,198
Total	32,702	$17.89	—	$13,098,198
(1)	The total number of shares repurchased during the periods indicated includes shares withheld for income tax purposes in connection with vesting of restricted stock and stock options. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of withholding.
(2)	On August 17, 2022, the Company’s board of directors approved the 2022 Stock Repurchase Program which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. On July 22, 2025, the Company’s board of directors extended the expiration date of the 2022 Stock Repurchase Program from August 20, 2025 to August 26, 2026. The 2022 Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so.

Performance Graph

The following graph compares the percentage change in the cumulative shareholder return of the Company’s common stock between December 31, 2020 and December 31, 2025, with the cumulative return of the Nasdaq Composite Index and the total return of the Nasdaq Bank Index. This comparison assumes $100.00 was invested on December 31, 2020 and assumes the reinvestment of all cash dividends, if any, prior to any tax effect and retention of all stock dividends. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

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

Under the terms of a loan agreement with a third party correspondent lender which the Company entered into in March of 2021 and amended in each of July 2021, September 2022 and September 2024, the Company cannot declare or pay any cash dividend or make any other distribution in respect to capital stock, except in accordance with past practices and dividends paid on its preferred stock and so long as no default has occurred and is continuing. In addition, under the terms of the subordinated notes issued in July of 2021 and June 2025 and the related subordinated note purchase agreements, the Company is not permitted to declare or pay any dividends on capital stock if an event of default occurs under the terms of the subordinated notes, excluding any dividends or distributions in shares of, or options, warrants or rights to subscribe for or purchase shares of, any class of our common stock and any declaration of a non-cash dividend in connection with the implementation of a shareholders' rights plan.

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

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the three years ended December 31, 2025. This information should be read in connection with our audited consolidated financial statements and related notes appearing elsewhere in this report.

	As of and for the year ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023
Income Statement
Net Interest Income	$132,438	$102,193	$105,174
Provision for (Recovery of) Credit Losses	6,050	3,525	(175)
Noninterest Income	10,915	7,368	6,493
Noninterest Expense	77,271	63,300	59,320
Net Income	46,088	32,825	39,960
Net Income Available to Common Shareholders	42,034	28,771	35,906

Per Common Share Data
Basic Earnings Per Share	$1.53	$1.05	$1.29
Diluted Earnings Per Share	1.49	1.03	1.27
Adjusted Diluted Earnings Per Share (1)	1.52	1.04	1.25
Book Value Per Share	16.23	14.21	12.94
Tangible Book Value Per Share (1)	15.55	13.49	12.84
Basic Weighted Average Shares Outstanding	27,544,024	27,479,764	27,857,420
Diluted Weighted Average Shares Outstanding	28,169,857	27,943,342	28,315,587
Shares Outstanding at Period End	27,759,970	27,552,449	27,748,965

Selected Performance Ratios
Return on Average Assets (ROA)	0.87%	0.70%	0.89%
Pre-Provision Net Revenue Return on Average Assets (PPNR ROA) (1)	1.24	0.98	1.15
Return on Average Shareholders' Equity (ROE)	9.53	7.45	9.73
Return on Average Tangible Common Equity (1)	10.56	7.75	10.53
Net Interest Margin (2)	2.63	2.26	2.42
Core Net Interest Margin (1)(2)	2.50	2.19	2.34
Yield on Interest Earning Assets	5.55	5.40	5.08
Yield on Total Loans, Gross	5.73	5.50	5.21
Cost of Interest Bearing Liabilities	3.81	4.14	3.61
Cost of Total Deposits	3.12	3.44	2.73
Cost of Funds	3.17	3.44	2.92
Efficiency Ratio (1)	53.5	57.9	53.0
Noninterest Expense to Average Assets	1.47	1.35	1.32

Adjusted Financial Ratios (1)
Adjusted Return on Average Assets	0.89%	0.71%	0.88%
Adjusted Pre-Provision Net Revenue Return on Average Assets	1.27	0.99	1.15
Adjusted Return on Average Shareholders' Equity	9.69	7.50	9.59
Adjusted Return on Average Tangible Common Equity	10.77	7.82	10.36
Adjusted Efficiency Ratio	52.2	57.3	53.4
Adjusted Noninterest Expense to Average Assets	1.43	1.34	1.32

Balance Sheet
Total Assets	$5,407,002	$5,066,242	$4,611,990
Total Loans, Gross	4,309,517	3,868,514	3,724,282
Deposits	4,320,369	4,086,767	3,709,948
Total Shareholders' Equity	517,095	457,935	425,515
Average Shareholders' Equity to Average Assets	9.18%	9.41%	9.14%
Loan to Deposit Ratio	99.7	94.7	100.4
Core Deposits to Total Deposits (4)	77.6	76.0	68.7
Uninsured Deposits to Total Deposits	29.8	27.7	24.3

	As of and for the year ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023
Capital Ratios (Consolidated)
Tier 1 Leverage Ratio	9.20%	9.44%	9.57%
Common Equity Tier 1 Risk-based Capital Ratio	9.17	9.08	9.16
Tier 1 Risk-based Capital Ratio	10.57	10.64	10.79
Total Risk-based Capital Ratio	14.12	13.76	13.97
Tangible Common Equity to Tangible Assets (1)	8.01	7.36	7.73

Growth Ratios
Percentage Change in Total Assets	6.7%	9.8%	6.1%
Percentage Change in Total Loans, Gross	11.4	3.9	4.3
Percentage Change in Total Deposits	5.7	10.2	8.6
Percentage Change in Shareholders' Equity	12.9	7.6	8.0
Percentage Change in Net Income	40.4	(17.9)	(25.2)
Percentage Change in Diluted Earnings Per Share	44.9	(18.8)	(26.3)
Percentage Change in Tangible Book Value Per Share (1)	15.3	5.1	9.8

Selected Asset Quality Data
Loans 30-89 Days Past Due	$968	$1,291	$15,110
Loans 30-89 Days Past Due to Total Loans	0.02%	0.03%	0.41%
Nonperforming Loans	$22,034	$301	$919
Nonperforming Loans to Total Loans	0.51%	0.01%	0.02%
Nonaccrual Loans to Total Loans	0.51	0.01	0.02
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.51	0.01	0.02
Foreclosed Assets	$—	$—	$—
Nonperforming Assets (3)	22,034	301	919
Nonperforming Assets to Total Assets (3)	0.41%	0.01%	0.02%
Allowance for Credit Losses on Loans and Leases to Total Loans	1.31	1.35	1.36
Allowance for Credit Losses on Loans and Leases to Nonaccrual Loans	256.16	17,367.77	5,494.45
Net Loan Charge-Offs to Average Loans	0.04	0.03	0.01
(1)	Represents a non-GAAP financial measure. See “GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures” for further details.
(2)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(3)	Nonperforming assets are defined as nonaccrual loans plus loans 90 days past due plus foreclosed assets.
(4)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.

Overview

The Company is a financial holding company headquartered in St. Louis Park, Minnesota. The principal sources of funds for loans and investments are transaction, savings, time, and other deposits, and short-term and long-term borrowings. The Company’s principal sources of income are interest and fees collected on loans, interest and dividends earned on investment securities and service charges. The Company’s principal expenses are interest paid on deposit accounts and borrowings, employee compensation and other overhead expenses. The Company’s simple, efficient business model of providing responsive support and simple solutions to clients continues to be the underlying principle that drives the Company’s profitable growth.

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

On July 4, 2025, the U.S. government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act. The Company evaluated the impact of the legislation in accordance with ASC 740 and determined that it did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2025.

On December 29, 2025, the Company closed its Country Village branch location, given the close proximity to its other branch locations.

In February 2026, the Company opened a new branch location in Lake Elmo, Minnesota to expand the Company’s presence in the eastern side of the Twin Cities market.

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

Results of Operations

Net Income

Net income was $46.1 million for the year ended December 31, 2025, compared to net income of $32.8 million for the year ended December 31, 2024. Earnings per diluted common share for the year ended December 31, 2025 were $1.49, compared to $1.03 per diluted common share for the year ended December 31, 2024. Adjusted net income (a non-GAAP financial measure) was $46.9 million for the year ended December 31, 2025, compared to $33.1 million for the year ended December 31, 2024. Adjusted earnings per diluted common share (a non-GAAP financial measure) were $1.52 for the year ended December 31, 2025, compared to $1.04 for the year ended December 31, 2024.

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

Average Balances and Yields

The following table presents, for the years ended December 31, 2025, 2024 and 2023, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. This table is presented on a tax-equivalent basis, if applicable.

	December 31, 2025			December 31, 2024			December 31, 2023
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest Earning Assets:
Cash Investments	$203,433	$8,118	3.99%	$124,205	$5,690	4.58%	$77,759	$3,170	4.08%
Investment Securities:
Taxable Investment Securities	726,164	35,365	4.87	668,012	32,681	4.89	577,102	25,199	4.37
Tax-Exempt Investment Securities (1)	74,649	4,207	5.64	30,864	1,577	5.11	29,004	1,325	4.57
Total Investment Securities	800,813	39,572	4.94	698,876	34,258	4.90	606,106	26,524	4.38
Loans (1)(2)	4,088,601	234,164	5.73	3,738,260	205,646	5.50	3,699,252	192,679	5.21
Federal Home Loan Bank Stock	21,296	1,852	8.70	18,256	1,550	8.49	21,249	1,538	7.24
Total Interest Earning Assets	5,114,143	283,706	5.55%	4,579,597	247,144	5.40%	4,404,366	223,911	5.08%
Noninterest Earning Assets	154,410			103,547			86,438
Total Assets	$5,268,553			$4,683,144			$4,490,804
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$852,426	$31,907	3.74%	$776,768	$34,294	4.41%	$650,028	$23,379	3.60%
Savings and Money Market Deposits	1,401,187	50,689	3.62	956,300	39,297	4.11	922,799	30,639	3.32
Time Deposits	334,003	13,562	4.06	342,582	14,585	4.26	263,161	7,064	2.68
Brokered Deposits	825,114	35,260	4.27	963,676	40,629	4.22	909,662	34,963	3.84
Total Interest Bearing Deposits	3,412,730	131,418	3.85	3,039,326	128,805	4.24	2,745,650	96,045	3.50
Federal Funds Purchased	466	21	4.53	21,493	1,201	5.59	169,645	8,521	5.02
Notes Payable	8,250	624	7.57	13,750	1,162	8.45	13,750	1,143	8.31
FHLB Advances	403,411	11,465	2.84	320,497	8,554	2.67	238,000	7,489	3.15
Subordinated Debentures	95,334	5,882	6.17	79,473	3,983	5.01	79,090	3,983	5.04
Total Interest Bearing Liabilities	3,920,191	149,410	3.81%	3,474,539	143,705	4.14%	3,246,135	117,181	3.61%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	799,099			705,247			768,428
Other Noninterest Bearing Liabilities	65,435			62,595			65,763
Total Noninterest Bearing Liabilities	864,534			767,842			834,191
Shareholders' Equity	483,828			440,763			410,478
Total Liabilities and Shareholders' Equity	$5,268,553			$4,683,144			$4,490,804
Net Interest Income / Interest Rate Spread		134,296	1.74%		103,439	1.26%		106,730	1.47%
Net Interest Margin (3)			2.63%			2.26%			2.42%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(1,858)			(1,246)			(1,556)
Net Interest Income		$132,438			$102,193			$105,174
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following table presents the changes in the volume and rate of interest bearing assets and liabilities for the year ended December 31, 2025, compared to the year ended December 31, 2024, and for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Compared with			Compared with
	Year Ended December 31, 2024			Year Ended December 31, 2023
	Change Due To:		Interest	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$3,161	$(733)	$2,428	$2,128	$392	$2,520
Investment Securities:
Taxable Investment Securities	2,832	(148)	2,684	4,448	3,034	7,482
Tax-Exempt Investment Securities	2,468	162	2,630	94	158	252
Total Securities	5,300	14	5,314	4,542	3,192	7,734
Loans	20,081	8,437	28,518	2,162	10,805	12,967
Federal Home Loan Bank Stock	264	38	302	(254)	266	12
Total Interest Earning Assets	$28,806	$7,756	$36,562	$8,578	$14,655	$23,233

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$2,832	$(5,219)	$(2,387)	$5,595	$5,320	$10,915
Savings and Money Market Deposits	16,095	(4,703)	11,392	1,376	7,282	8,658
Time Deposits	(349)	(674)	(1,023)	3,381	4,140	7,521
Brokered Deposits	(5,921)	552	(5,369)	2,277	3,389	5,666
Total Interest Bearing Deposits	12,657	(10,044)	2,613	12,629	20,131	32,760
Federal Funds Purchased	(952)	(228)	(1,180)	(8,278)	958	(7,320)
Notes Payable	(414)	(124)	(538)	—	19	19
FHLB Advances	2,356	555	2,911	2,202	(1,137)	1,065
Subordinated Debentures	978	921	1,899	19	(19)	—
Total Interest Bearing Liabilities	14,625	(8,920)	5,705	6,572	19,952	26,524
Net Interest Income	$14,181	$16,676	$30,857	$2,006	$(5,297)	$(3,291)

Interest Income, Interest Expense, and Net Interest Margin

Net interest income was $132.4 million for the year ended December 31, 2025, an increase of $30.2 million compared to $102.2 million for the year ended December 31, 2024. The increase in net interest income was primarily due to higher cash and securities balances, growth and higher yields in the loan portfolio, lower rates paid on deposits, and purchase accounting accretion, offset partially by growth in deposit balances.

Net interest margin (on a fully tax-equivalent basis) for the year ended December 31, 2025 was 2.63%, a 37 basis point increase from 2.26% for the year ended December 31, 2024. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and purchase accounting accretion attributable to the acquisition of FMCB, for the year ended December 31, 2025 was 2.50%, a 31 basis point increase from 2.19% for the year ended December 31, 2024. The increase in the margin was primarily due to growth in the loan and securities portfolios at higher yields and purchase accounting accretion, offset partially by higher balances and rates paid on FHLB advances, as well as the refinancing of subordinated debt at the end of the second quarter of 2025.

Average interest earning assets were $5.11 billion for the year ended December 31, 2025, an increase of $534.5 million, or 11.7%, compared to $4.58 billion for the year ended December 31, 2024. The increase in average interest earning assets was primarily due to growth in the loan and securities portfolios and an increase in cash balances. Average interest bearing liabilities were $3.92 billion for the year ended December 31, 2025, an increase of $445.7 million, or 12.8%, compared to $3.47 billion for the year ended December 31, 2024. The increase in average interest bearing liabilities was primarily due to increases in savings and money market deposits, FHLB advances, and interest bearing transaction deposits, offset partially by a decrease in brokered deposits.

Average interest earning assets produced a tax-equivalent yield of 5.55% for the year ended December 31, 2025, compared to 5.40% for the year ended December 31, 2024. The cost of interest bearing liabilities was 3.81% for the year ended December 31, 2025, compared to 4.14% for the year ended December 31, 2024.

Interest Income. Total interest income on a tax-equivalent basis was $283.7 million for the year ended December 31, 2025, compared to $247.1 million for the year ended December 31, 2024. The $36.6 million, or 14.8%, increase in total interest income on a tax-equivalent basis was primarily due to growth and higher yields in the loan and securities portfolios.

Interest income on cash investments was $8.1 million for the year ended December 31, 2025, compared to $5.7 million for the year ended December 31, 2024. The $2.4 million increase in total interest income on cash investments was primarily due to higher balances during the year, offset partially by a decrease in rates. Interest income on the investment securities portfolio, on a fully-tax equivalent basis, was $39.6 million for the year ended December 31, 2025, compared to $34.3 million for the year ended December 31, 2024. The $5.3 million increase in total interest income on the investment securities portfolio was primarily due to a $101.9 million, or 14.6%, increase in average balances between the two periods.

Interest income on loans, on a fully-tax equivalent basis, for the year ended December 31, 2025 was $234.2 million, compared to $205.6 million for the year ended December 31, 2024. The $28.5 million, or 13.9%, increase was primarily due to loan growth and the repricing of the loan portfolio in the higher interest rate environment.

The aggregate loan yield, on a fully-tax equivalent basis, increased to 5.73% for the year ended December 31, 2025, which was a 23 basis point increase from 5.50% for the year ended December 31, 2024. Core loan yield, a non-GAAP financial measure, continued to rise as new loans originated at higher yields and the existing fixed rate portfolio repriced in the higher rate environment.

The following table presents a summary of interest, fees, and accretion on loans for the periods indicated:

	For the year ended December 31,
	2025	2024	2023
Interest	5.59%	5.42%	5.11%
Fees	0.10	0.08	0.10
Accretion	0.04	—	—
Yield on Loans	5.73%	5.50%	5.21%

Interest Expense. Interest expense on interest bearing liabilities was $149.4 million for the year ended December 31, 2025, compared to $143.7 million for the year ended December 31, 2024. The $5.7 million, or 4.0%, increase was primarily due to growth of the deposit portfolio.

Interest expense on deposits was $131.4 million for the year ended December 31, 2025, compared to $128.8 million for the year ended December 31, 2024. The $2.6 million, or 2.0%, increase in interest expense on deposits was primarily due to growth of the deposit portfolio, offset partially by lower rates paid on deposits. The cost of total deposits was 3.12% for the year ended December 31, 2025, a 32 basis point decrease, compared to 3.44% for the year ended December 31, 2024. The decrease was primarily due to lower rates paid on deposits following the interest rate cuts in 2024 and 2025 and decreases in brokered deposit balances.

Interest expense on borrowings was $18.0 million for the year ended December 31, 2025, compared to $14.9 million for the year ended December 31, 2024. The $3.1 million, or 20.8%, increase was primarily due to an increased utilization of FHLB advances and higher balance and rate of subordinated debentures due to the subordinated debt refinance in the second quarter of 2025.

Provision for Credit Losses

The provision for credit losses on loans and leases was $5.7 million for the year ended December 31, 2025, compared to $2.9 million for the year ended December 31, 2024. The increase in the provision for credit losses on loans and leases was primarily attributable to growth in the loan portfolio and an increase in historical loss rates. The allowance for credit losses on loans and leases to total loans was 1.31% at December 31, 2025, compared to 1.35% at December 31, 2024.

The following table presents a summary of the activity in the allowance for credit losses on loans and leases for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Balance at Beginning of Period	$52,277	$50,494	$47,996
Impact of Adopting CECL	—	—	650
Day 1 PCD Allowance	—	114	—
Provision for Credit Losses (1)	5,650	2,900	2,050
Charge-offs	(1,553)	(1,266)	(224)
Recoveries	69	35	22
Balance at End of Period	$56,443	$52,277	$50,494
(1)	Includes an initial provision for credit losses for non-PCD loans acquired in the FMCB transaction of $950,000 for the year ended December 31, 2024.

The provision for credit losses for off-balance sheet credit exposures was $400,000 for the year ended December 31, 2025, compared to $625,000 for the year ended December 31, 2024. The provision for the year ended December 31, 2025 was due to an increase in the volume of newly originated loans with unfunded commitments. The allowance for credit losses on off-balance sheet credit exposures was $4.0 million as of December 31, 2025, compared to $3.6 million as of December 31, 2024.

The following table presents a summary of the activity in the provision for credit losses for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Provision for Credit Losses on Loans and Leases	$5,650	$2,900	$2,050
Provision for (Recovery of) Credit Losses for Off-Balance Sheet Credit Exposures	400	625	(2,225)
Provision for (Recovery of) Credit Losses	$6,050	$3,525	$(175)

Noninterest Income

Noninterest income was $10.9 million for the year ended December 31, 2025, an increase of $3.5 million, or 48.1%, compared to $7.4 million for the year ended December 31, 2024. The increase was primarily due to higher swap fees, investment advisory fees, and customer service fees.

The following table presents the major components of noninterest income for the periods indicated:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2025	2024	(Decrease)	2024	2023	(Decrease)
Noninterest Income:
Customer Service Fees	$2,013	$1,475	$538	$1,475	$1,455	$20
Net Gain (Loss) on Sales of Securities	614	385	229	385	(33)	418
Net Gain on Sales of Foreclosed Assets	—	62	(62)	62	—	62
Letter of Credit Fees	1,829	1,976	(147)	1,976	1,746	230
Debit Card Interchange Fees	640	593	47	593	595	(2)
Swap Fees	1,631	547	1,084	547	—	547
Bank-Owned Life Insurance	1,661	1,327	334	1,327	992	335
Investment Advisory Fees	973	—	973	—	—	—
FHLB Prepayment Income	301	—	301	—	792	(792)
Other Income	1,253	1,003	250	1,003	946	57
Totals	$10,915	$7,368	$3,547	$7,368	$6,493	$875

Noninterest Expense

Noninterest expense totaled $77.3 million for the year ended December 31, 2025, a $14.0 million, or 22.1%, increase compared to $63.3 million for the year ended December 31, 2024. The increase was primarily attributable to increases in salaries and employee benefits, professional and consulting fees, data processing, marketing and advertising, intangible asset amortization, operating costs related to the FMCB acquisition, and merger-related expenses. Merger-related expenses totaled $2.0 million for the year ended December 31, 2025, compared to $712,000 for the year ended December 31, 2024.

The Company had 322 full-time equivalent employees at December 31, 2025, compared to 290 employees at December 31, 2024. The increase during the year was largely driven by the hiring of key talent in roles across the organization.

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

The efficiency ratio was 53.5% for the year ended December 31, 2025, compared to 57.9% for the year ended December 31, 2024. The Company’s efficiency ratio has remained consistently below the industry median due in part to its “branch-light” model.

The following table presents the major components of noninterest expense for the periods indicated:

	Year Ended			Year Ended
	December 31,		Increase/	December 31,		Increase/
(dollars in thousands)	2025	2024	(Decrease)	2024	2023	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$47,397	$39,564	$7,833	$39,564	$36,538	$3,026
Occupancy and Equipment	4,945	4,399	546	4,399	4,447	(48)
FDIC Insurance Assessment	2,745	2,959	(214)	2,959	3,690	(731)
Data Processing	2,519	1,697	822	1,697	1,574	123
Professional and Consulting Fees	4,769	3,879	890	3,879	3,081	798
Derivative Collateral Fees	1,369	1,821	(452)	1,821	1,900	(79)
Information Technology and Telecommunications	3,891	3,325	566	3,325	2,889	436
Marketing and Advertising	2,138	1,485	653	1,485	1,129	356
Intangible Asset Amortization	921	78	843	78	100	(22)
Other Expense	6,577	4,093	2,484	4,093	3,972	121
Totals	$77,271	$63,300	$13,971	$63,300	$59,320	$3,980

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

Income tax expense was $13.9 million for the year ended December 31, 2025, compared to $9.9 million for the year ended December 31, 2024. The effective combined federal and state income tax rate for both the years ended December 31, 2025 and December 31, 2024 was 23.2%.

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

For a discussion of the Company’s results of operations for 2024 compared to 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on March 6, 2025.

Financial Condition

Overview

Total assets at December 31, 2025 were $5.41 billion, an increase of $340.8 million, or 6.7%, compared to $5.07 billion at December 31, 2024. The increase in total assets was primarily due to organic loan growth, offset partially by a decrease in cash and cash equivalents. Total gross loans at December 31, 2025 were $4.31 billion, an increase of $441.0 million, or 11.4%, compared to $3.87 billion at December 31, 2024.

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

Securities available for sale were $776.4 million at December 31, 2025, an increase of $8.2 million, or 1.1%, compared to $768.2 million at December 31, 2024.

The following table presents the amortized cost and fair value of securities available for sale, by type, at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Amortized	Fair		Amortized	Fair
(dollars in thousands)	Cost	Value	Percent	Cost	Value	Percent
U.S. Treasury Securities	$155,863	$146,206	18.8%	$179,835	$167,748	21.8%
U.S Government Agency Securities	8,664	8,707	1.1	22,053	22,082	2.9
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	44,133	44,124	5.7	7,726	7,021	0.8
Issued by FNMA and FHLMC	21,166	19,326	2.5	60,532	57,354	7.5
Other Residential Mortgage-Backed Securities	73,596	67,322	8.7	71,301	61,969	8.1
Commercial Mortgage-Backed Securities	6,226	6,034	0.8	11,084	10,583	1.4
All Other Commercial MBS	107,170	108,866	14.0	109,190	107,963	14.1
Total MBS	252,291	245,672	31.7	259,833	244,890	31.9
Municipal Securities	242,995	239,168	30.8	139,891	122,265	15.9
Corporate Securities	93,080	92,407	11.9	139,161	134,186	17.5
Asset-Backed Securities	44,298	44,281	5.7	76,891	77,076	10.0
Total	$797,191	$776,441	100.0%	$817,664	$768,247	100.0%

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

Total gross loans were $4.31 billion at December 31, 2025, an increase of $441.0 million, or 11.4%, compared to $3.87 billion at December 31, 2024. The multifamily, construction and land development, and commercial real estate (“CRE”) nonowner occupied categories contributed most significantly to the $441.0 million of loan growth. As of December 31, 2025, multifamily loans increased $161.7 million, or 11.3%, construction and land development loans increased $118.9 million, or 122.3%, and CRE nonowner occupied loans increased $82.0 million, or 7.6%, when compared to December 31, 2024. The Bank’s pace of loan growth returned to more normalized levels in 2025 compared to the last few years. The Company’s loan growth was driven by the strong brand of the Bank in the Twin Cities market and the MSA-related market disruption resulting in client and banker acquisition opportunities, as well as favorable market conditions.

The following table presents the dollar amount and percentage composition of the loan portfolio by category, at the dates indicated:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$547,245	12.7%	$497,662	12.9%
Leases	43,407	1.0	44,291	1.1
Construction and Land Development	216,163	5.0	97,255	2.5
1-4 Family Construction	45,152	1.1	41,961	1.1
Real Estate Mortgage:
1-4 Family Mortgage	496,142	11.5	474,383	12.3
Multifamily	1,587,338	36.8	1,425,610	36.9
CRE Owner Occupied	189,754	4.4	191,248	4.9
CRE Nonowner Occupied	1,165,104	27.0	1,083,108	28.0
Total Real Estate Mortgage Loans	3,438,338	79.7	3,174,349	82.1
Consumer and Other	19,212	0.5	12,996	0.3
Total Loans, Gross	4,309,517	100.0%	3,868,514	100.0%
Allowance for Credit Losses	(56,443)		(52,277)
Net Deferred Loan Fees	(8,966)		(6,801)
Total Loans, Net	$4,244,108		$3,809,436

The Company primarily focuses on real estate mortgage lending, which constituted 79.7% of the portfolio as of December 31, 2025. The composition of the portfolio has remained relatively consistent with prior periods and the Company does not expect any significant changes in the foreseeable future in the composition of the loan portfolio or in the emphasis on real estate lending.

As of December 31, 2025, investor CRE loans totaled $3.01 billion, consisting of $1.59 billion of loans secured by multifamily residential properties, $1.17 billion of loans secured by CRE nonowner occupied, $216.2 million of construction and land development loans, and $45.2 million of 1-4 family construction loans. Investor CRE loans represented 69.9% of the total gross loan portfolio and 473.1% of the Bank’s total risk-based capital at December 31, 2025, compared to 68.4% and 462.0%, respectively, at December 31, 2024.

As of December 31, 2025, over 75% of the Bank’s real estate loan balances were secured by properties located in the Twin Cities MSA.

The following table provides a breakdown of CRE nonowner occupied loans by collateral types as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
		Percent of	Percent of		Percent of	Percent of
		CRE Nonowner	Total Loan		CRE Nonowner	Total Loan
(dollars in thousands)	Balance	Occupied Portfolio	Portfolio	Balance	Occupied Portfolio	Portfolio
Collateral Type:
Industrial	$320,107	27.5%	7.4%	$285,594	26.4%	7.4%
Office	212,926	18.3	4.9	191,638	17.7	5.0
Retail	202,904	17.4	4.7	172,530	15.9	4.5
Nursing/Assisted Living	119,738	10.3	2.8	111,705	10.3	2.9
Mini Storage Facility	109,324	9.4	2.5	110,486	10.2	2.9
Medical Office	65,527	5.6	1.5	108,452	10.0	2.8
Other	134,578	11.5	3.2	102,703	9.5	2.5
Total CRE Nonowner Occupied	$1,165,104	100.0%	27.0%	$1,083,108	100.0%	28.0%

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio at December 31, 2025 and 2024:

	As of December 31, 2025
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Years to Fifteen Years	Fifteen Years
Commercial	$231,121	$237,328	$75,966	$2,830
Leases	4,514	38,351	542	—
Construction and Land Development	123,801	82,397	9,965	—
1-4 Family Construction	37,784	7,171	197	—
Real Estate Mortgage:
1-4 Family Mortgage	105,250	308,347	59,085	23,460
Multifamily	202,007	891,088	408,779	85,464
CRE Owner Occupied	13,483	123,336	50,239	2,696
CRE Nonowner Occupied	274,244	693,610	196,828	422
Total Real Estate Mortgage Loans	594,984	2,016,381	714,931	112,042
Consumer and Other	9,594	9,149	156	313
Total Loans, Gross	$1,001,798	$2,390,777	$801,757	$115,185
Interest Rate Sensitivity:
Fixed Interest Rates	$636,867	$1,772,310	$389,099	$23,773
Floating or Adjustable Rates	364,931	618,467	412,658	91,412
Total Loans, Gross	$1,001,798	$2,390,777	$801,757	$115,185

	As of December 31, 2024
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Years to Fifteen Years	Fifteen Years
Commercial	$170,588	$248,695	$75,467	$2,912
Leases	4,998	38,641	652	—
Construction and Land Development	53,373	42,002	1,880	—
1-4 Family Construction	38,996	2,764	201	—
Real Estate Mortgage:
1-4 Family Mortgage	74,914	297,516	76,647	25,306
Multifamily	206,913	637,012	513,194	68,491
CRE Owner Occupied	4,704	112,223	69,742	4,579
CRE Nonowner Occupied	264,947	602,380	214,971	810
Total Real Estate Mortgage Loans	551,478	1,649,131	874,554	99,186
Consumer and Other	8,813	3,776	174	233
Total Loans, Gross	$828,246	$1,985,009	$952,928	$102,331
Interest Rate Sensitivity:
Fixed Interest Rates	$580,854	$1,622,161	$475,264	$32,271
Floating or Adjustable Rates	247,392	362,848	477,664	70,060
Total Loans, Gross	$828,246	$1,985,009	$952,928	$102,331

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

The following table presents information on loan classifications at December 31, 2025. The Company had no assets classified as doubtful or loss at December 31, 2025.

	Risk Category
(dollars in thousands)	Watch/Special Mention	Substandard	Total
Commercial	$1,983	$10,454	$12,437
Leases	—	—	—
Construction and Land Development	—	34	34
1-4 Family Construction	—	—	—
Real Estate Mortgage:
1-4 Family Mortgage	—	1,000	1,000
Multifamily	33,929	23,776	57,705
CRE Owner Occupied	11,778	1,711	13,489
CRE Nonowner Occupied	133	15,981	16,114
Total Real Estate Mortgage Loans	45,840	42,468	88,308
Consumer and Other	—	—	—
Totals	$47,823	$52,956	$100,779

Loans that have potential weaknesses that warranted a watch or special mention rating at December 31, 2025 totaled $47.8 million, compared to $46.6 million at December 31, 2024. Loans that warranted a substandard risk rating at December 31, 2025 totaled $53.0 million, compared to $21.8 million at December 31, 2024. Management continues to actively work with these borrowers and closely monitor substandard credits.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed assets (i.e., real or personal property acquired through foreclosure). Nonaccrual loans totaled $22.0 million at December 31, 2025, compared to $301,000 at December 31, 2024. There were no loans 90 days past due and still accruing as of December 31, 2025 and 2024. There were also no foreclosed assets as of December 31, 2025 and 2024.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	December 31,
(dollars in thousands)	2025	2024
Total Nonaccrual Loans	$22,034	$301
Total Nonperforming Loans	$22,034	$301
Total Nonperforming Assets (1)	$22,034	$301
Total Nonperforming Assets and Modified Accruing Loans	$22,034	$301
Nonaccrual Loans to Total Loans	0.51%	0.01%
Nonperforming Loans to Total Loans	0.51	0.01
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.51	0.01
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for credit losses on loans and leases is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. There are no loans, outside of those included in the tables above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms. Gross income that would have been recorded on nonaccrual loans during the years ended December 31, 2025 and 2024 was approximately $556,000 and $163,000, respectively.

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

At December 31, 2025, the allowance for credit losses on loans and leases was $56.4 million, an increase of $4.2 million from $52.3 million at December 31, 2024. Net charge-offs totaled $1.5 million for the year ended December 31, 2025 and $1.2 million for the year ended December 31, 2024. The allowance for credit losses on loans and leases as a percentage of total loans was 1.31% at December 31, 2025, compared to 1.35% at December 31, 2024.

The following table presents a summary of net charge-offs for the periods indicated:

	As of and for the year ended December 31,
(dollars in thousands)	2025	2024
Net Charge-offs (Recoveries)
Commercial	$1,501	$(22)
Leases	14	11
Real Estate Mortgage:
1-4 Family Mortgage	(12)	(3)
CRE Nonowner Occupied	(44)	1,236
Total Real Estate Mortgage Loans	(56)	1,233
Consumer and Other	25	9
Total Net Charge-offs	$1,484	$1,231
Net Charge-offs (Recoveries) to Average Loans
Commercial	0.29%	0.00%
Leases	0.03	0.48
Real Estate Mortgage:
1-4 Family Mortgage	0.00	0.00
CRE Nonowner Occupied	0.00	0.12
Total Real Estate Mortgage Loans	0.00	0.04
Consumer and Other	0.15	(0.04)
Total Net Charge-offs to Average Loans	0.04%	0.03%
Gross Loans, End of Period	$4,309,517	$3,868,514
Average Loans	4,088,601	3,738,260
Allowance for Credit Losses to Total Gross Loans	1.31%	1.35%

The following table presents a summary of the allocation of the allowance for credit losses on loans and leases by loan portfolio segment as of the periods indicated:

	December 31,		December 31,
	2025		2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$5,982	10.6%	$5,630	10.8%
Leases	352	0.6	368	0.7
Construction and Land Development	1,687	3.0	866	1.7
1-4 Family Construction	316	0.6	331	0.6
Real Estate Mortgage:
1-4 Family Mortgage	2,475	4.4	2,795	5.3
Multifamily	23,775	42.1	23,120	44.2
CRE Owner Occupied	1,080	1.9	1,290	2.5
CRE Nonowner Occupied	20,595	36.5	17,735	33.9
Total Real Estate Mortgage Loans	47,925	84.9	44,940	85.9
Consumer and Other	181	0.3	142	0.3
Total Allowance for Credit Losses	$56,443	100.0%	$52,277	100.0%

Goodwill and Other Intangible Assets

Goodwill was $12.0 million at both December 31, 2025 and 2024. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of core deposit relationships and favorable lease term intangibles. Total other intangible assets at December 31, 2025 and 2024 were $6.9 million and $7.9 million, respectively. Other intangible assets are amortized over their estimated useful life.

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$923,070	21.4%	$800,763	19.6%
Interest Bearing Transaction Deposits	893,740	20.7	862,242	21.1
Savings and Money Market Deposits	1,380,922	31.9	1,259,503	30.8
Time Deposits	312,154	7.2	338,506	8.3
Brokered Deposits	810,483	18.8	825,753	20.2
Total Deposits	$4,320,369	100.0%	$4,086,767	100.0%

Total deposits at December 31, 2025 were $4.32 billion, an increase of $233.6 million, or 5.7%, compared to total deposits of $4.09 billion at December 31, 2024. Core deposits, defined as total deposits excluding brokered deposits and time deposits greater than $250,000, were $3.35 billion at December 31, 2025, an increase of $244.6 million, or 7.9%, compared to $3.11 billion at December 31, 2024. Growth in deposits was primarily due to an increase in noninterest bearing transaction deposits and savings and money market accounts, offset partially by a decrease in time deposits and brokered deposits.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. At December 31, 2025, total brokered deposits were $810.5 million, a decrease of $15.3 million, or 1.8%, compared to total brokered deposits of $825.8 million at December 31, 2024. Brokered deposits continue to be used as a supplemental funding source, as needed, to support loan portfolio growth.

The following table presents the average balance and average rate paid on each of the following deposit categories for the years ended December 31, 2025, 2024, and 2023:

	As of and for the		As of and for the		As of and for the
	Year Ended		Year Ended		Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$799,099	—%	$705,247	—%	$768,428	—%
Interest Bearing Transaction Deposits	852,426	3.74	776,768	4.41	650,028	3.60
Savings and Money Market Deposits	1,401,187	3.62	956,300	4.11	922,799	3.32
Time Deposits < $250,000	172,758	3.78	178,541	3.78	179,242	2.33
Time Deposits > $250,000	161,245	4.34	164,041	4.78	83,919	3.45
Brokered Deposits	825,114	4.27	963,676	4.22	909,662	3.84
Total Deposits	$4,211,829	3.12%	$3,744,573	3.44%	$3,514,078	2.73%

The following table presents time deposits, including brokered time deposits, that are in excess of the FDIC insurance limit, currently $250,000, by time remaining until maturity:

December 31,
(dollars in thousands)	2025
Three Months or Less	$106,553
Over Three Months through Six Months	18,210
Over Six Months through 12 Months	25,903
Over 12 Months	8,007
Totals	$158,673

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.29 billion, or 30% of total deposits, at December 31, 2025 and $1.14 billion, or 28% of total deposits, at December 31, 2024. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Federal Funds Purchased

In addition to deposits, the Company utilizes overnight borrowings to meet the daily liquidity needs as a supplemental funding source for loan growth. The Company had no outstanding federal funds purchased as of each of December 31, 2025 and 2024.

Other Borrowings

At December 31, 2025, the Company had outstanding FHLB advances of $399.5 million, compared to $359.5 million at December 31, 2024. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $611.3 million and $483.2 million at December 31, 2025 and 2024, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. The maximum principal amount of the Company’s revolving line of credit is $40.0 million, and the facility matures on September 1, 2026. As of December 31, 2025, the Company had no outstanding balances under the revolving line of credit, compared to $13.8 million as of December 31, 2024. The Company had two outstanding letters of credit totaling $6.4 million under this facility as of December 31, 2025 and 2024, which reduce the availability under the facility by the amounts of the letters of credit so long as they remain outstanding.

Additionally, the Company has borrowing capacity from other sources. As of December 31, 2025, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $1.03 billion and $925.8 million at December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company had no outstanding advances from the discount window.

Subordinated Debentures

As of December 31, 2025 and 2024, the Company had subordinated debentures, net of issuance costs of $108.7 million and $79.7 million, respectively.

For additional information, see “Note 13 – Subordinated Debentures” of the Company’s Consolidated Financial Statements included as part of this report.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at December 31, 2025:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$3,343,186	$—	$—	$—	$3,343,186
Time Deposits	630,296	142,312	204,575	—	977,183
FHLB Advances	319,500	57,500	22,500	—	399,500
Subordinated Debentures	—	—	—	110,000	110,000
Commitment to Fund Tax Credit Investments	11,380	—	—	—	11,380
Operating Lease Obligations	543	733	237	—	1,513
Totals	$4,304,905	$200,545	$227,312	$110,000	$4,842,762

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

Capital

Total shareholders’ equity at December 31, 2025 was $517.1 million, an increase of $59.2 million, or 12.9%, compared to shareholders’ equity of $457.9 million at December 31, 2024. The increase was primarily due to net income retained and a decrease in unrealized losses in the securities portfolio, offset partially by a decrease in unrealized gains in the derivatives portfolio, preferred stock dividends, and stock repurchases.

Tangible book value per share, a non-GAAP financial measure, was $15.55 as of December 31, 2025, an increase of 15.3% from $13.49 as of December 31, 2024. Tangible common equity as a percentage of tangible assets, a non-GAAP financial measure, was 8.01% at December 31, 2025, compared to 7.36% at December 31, 2024.

Stock Repurchase Program. During the year ended December 31, 2025, the Company repurchased 167,709 shares of its common stock, representing 0.6% of the Company’s outstanding shares. Shares were repurchased during this period at a weighted average price of $13.07 for a total of $2.2 million. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. The Company remains committed to maintaining strong capital levels while enhancing shareholder value, use of its stock repurchase program is based on various factors including valuation, capital levels and other uses of capital. As of December 31, 2025, the remaining amount that could be used to repurchase shares under the stock repurchase program was $13.1 million.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 2025. The regulatory capital ratios for the Company and the Bank to meet the minimum capital adequacy standards and for the Bank to be considered well capitalized under the prompt corrective action framework are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios are as of the dates indicated.

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Company (Consolidated):
Total Risk-based Capital	$667,814	14.12%	$378,356	8.00%	$496,593	10.50%	N/A	N/A
Tier 1 Risk-based Capital	500,002	10.57	283,767	6.00	402,004	8.50	N/A	N/A
Common Equity Tier 1 Capital	433,488	9.17	212,825	4.50	331,062	7.00	N/A	N/A
Tier 1 Leverage Ratio	500,002	9.20	217,505	4.00	217,505	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$636,973	13.49%	$377,687	8.00%	$495,715	10.50%	$472,109	10.00%
Tier 1 Risk-based Capital	577,942	12.24	283,266	6.00	401,293	8.50	377,687	8.00
Common Equity Tier 1 Capital	577,942	12.24	212,449	4.50	330,477	7.00	306,871	6.50
Tier 1 Leverage Ratio	577,942	10.65	217,116	4.00	217,116	4.00	271,395	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company (Consolidated):
Total Risk-based Capital	$585,966	13.76%	$340,581	8.00%	$447,013	10.50%	N/A	N/A
Tier 1 Risk-based Capital	453,049	10.64	255,436	6.00	361,867	8.50	N/A	N/A
Common Equity Tier 1 Capital	386,535	9.08	191,577	4.50	298,008	7.00	N/A	N/A
Tier 1 Leverage Ratio	453,049	9.44	191,878	4.00	191,878	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$573,158	13.49%	$340,003	8.00%	$446,254	10.50%	$425,004	10.00%
Tier 1 Risk-based Capital	520,000	12.24	255,002	6.00	361,253	8.50	340,003	8.00
Common Equity Tier 1 Capital	520,000	12.24	191,252	4.50	297,503	7.00	276,253	6.50
Tier 1 Leverage Ratio	520,000	10.86	191,593	4.00	191,593	4.00	239,491	5.00

The Company and the Bank are subject to stringent regulatory capital requirements and related Dodd-Frank Wall Street Reform and Consumer Protection Act regulations. The rules require a capital conservation buffer of 2.5% that was added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At December 31, 2025, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represent credit risk as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$245,571	$551,272	$174,273	$504,791
Letters of Credit	13,074	111,763	9,012	115,385
Totals	$258,645	$663,035	$183,285	$620,176

Commitments to extend credit beyond current funding are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Such commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

The Company had outstanding letters of credit with the FHLB in the amount of $109.0 million and $103.2 million at December 31, 2025 and 2024, respectively, on behalf of customers and to secure public deposits.

Liquidity

Liquidity is the Company’s capacity to meet cash and collateral obligations at a reasonable cost. Maintaining an adequate level of liquidity depends on the Company’s ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting either daily operations or financial condition. The Bank’s Asset Liability Management (“ALM”) Committee, is responsible for managing commitments to meet the needs of customers while achieving the Company’s financial objectives. The ALM Committee meets regularly to review balance sheet composition, funding capacities, and current and forecasted loan demand.

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

Total on- and off-balance sheet liquidity was $2.51 billion as of December 31, 2025, compared to $2.30 billion at December 31, 2024.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	December 31, 2025	December 31, 2024
(dollars in thousands)
Cash and Cash Equivalents	$96,997	$188,884
Securities Available for Sale	776,441	768,247
Less: Pledged Securities	(254,334)	(289,903)
Total Primary Liquidity	$619,104	$667,228
Ratio of Primary Liquidity to Total Deposits	14.3%	16.3%

Secondary Liquidity—Off-Balance Sheet Borrowing Capacity
Net Secured Borrowing Capacity with the FHLB	$611,349	$483,245
Net Secured Borrowing Capacity with the Federal Reserve Bank	1,026,415	925,798
Unsecured Borrowing Capacity with Correspondent Lenders	220,000	200,000
Secured Borrowing Capacity with Correspondent Lender	33,605	19,855
Total Secondary Liquidity	$1,891,369	$1,628,898
Total Primary and Secondary Liquidity	$2,510,473	$2,296,126
Ratio of Primary and Secondary Liquidity to Total Deposits	58.1%	56.2%

During the year ended December 31, 2025, primary liquidity decreased $48.1 million due to a decrease in cash and cash equivalents of $91.9 million, offset partially by a $35.6 million decrease in pledged securities and an increase in securities available for sale of $8.2 million. Secondary liquidity increased $262.5 million as of December 31, 2025 due to a $128.1 million increase in the borrowing capacity with the FHLB, a $100.6 million increase in the borrowing capacity with the Federal Reserve Bank, a $20.0 million increase in the unsecured borrowing capacity with various correspondent lenders, and a $13.8 million increase in the secured borrowing capacity with a correspondent lender.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core customer deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At December 31, 2025, core deposits totaled approximately $3.35 billion and represented 77.6% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At December 31, 2025, brokered deposits totaled $810.5 million, consisting of $665.0 million of brokered time deposits and $145.5 million of non-maturity brokered money market and transaction accounts. At December 31, 2024, brokered deposits totaled $825.8 million, consisting of $698.3 million of brokered time deposits and $127.4 million of non-maturity brokered money market and transaction accounts.

The Company’s liquidity policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits plus borrowings), Total On-Balance Sheet Liquidity with Borrowing Capacity (a measurement of primary and secondary liquidity to total deposits plus borrowings), Wholesale Funding Ratio (a measurement of total wholesale funding to total deposits plus borrowings), and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2025, the Company was in compliance with all established liquidity guidelines in the policy.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial data included in this report are not measures of financial performance recognized by GAAP. In management’s judgment, the adjustments made to operating revenue allow investors and analysts to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to the Company’s core business. Management uses these non-GAAP financial measures in the analysis of performance:

●	“Pre-Provision Net Revenue” is defined as net interest income plus total noninterest income (excluding all gains and losses on sales of assets or extinguishments or prepayments of liabilities) minus total noninterest expense.
●	“Adjusted Pre-Provision Net Revenue” is defined as net interest income plus total noninterest income (excluding all gains and losses on sales of assets or extinguishments or prepayments of liabilities) minus total noninterest expense, excluding merger-related expenses.
●	“Core Net Interest Margin” is defined as the ratio of net interest income (on a fully tax-equivalent basis), reduced by loan fees and purchase accounting accretion, divided by interest earning assets.
●	“Core Loan Yield” is defined as loan interest income (on fully tax-equivalent basis), reduced by loan fees and loan accretion, divided by average loans.
●	“Efficiency Ratio” is defined as noninterest expense less the amortization of intangibles divided by our operating revenue, which is equal to net interest income plus noninterest income excluding gains and losses on sales of assets.
●	“Adjusted Efficiency Ratio” is defined as the efficiency ratio adjusted to exclude merger-related expenses from noninterest expense and exclude FHLB prepayment income from operating revenue.
●	“Adjusted Noninterest Expense to Average Assets” is defined as the ratio of noninterest expense adjusted to exclude merger-related expenses divided by average assets.
●	“Tangible Common Equity” is defined as shareholders’ equity reduced by preferred stock, goodwill and other intangible assets. The Company believes that this measure is important to many investors in the marketplace who are interested in changes from period to period in common shareholders’ equity exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing both equity and assets while not increasing tangible equity or tangible assets.
●	“Tangible Common Equity to Tangible Assets” is defined as the ratio of tangible common equity, as defined above, divided by total assets reduced by goodwill and other intangible assets. The Company believes that this measure is important to many investors in the marketplace who are interested in relative changes from period to period in common shareholders’ equity to total assets, each exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing both equity and assets while not increasing our tangible equity or tangible assets.
●	“Tangible Book Value per Share” is defined as tangible common shareholders’ equity divided by total common voting shares outstanding. The Company believes that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill and other intangibles that were recorded in a purchase business combination have the effect of increasing book value while not increasing tangible book value.
●	“Return on Average Tangible Common Equity” is defined as the ratio of net income available to common shareholders, divided by average tangible common equity. Management believes that this measure is important to many investors in the marketplace because it measures the return on common equity, exclusive of the effects of preferred stock and intangible assets on earnings and capital.

●	“Adjusted Diluted Earnings per Common Share,” “Adjusted Return on Average Assets,” “Adjusted Return on Average Shareholders’ Equity,” and “Adjusted Return on Tangible Common Equity” are defined as ratios adjusted to exclude the impact of merger-related expenses, FHLB prepayment income, and all gains or losses on sales of securities. In management’s judgement, the adjustments to earnings remove the volatility that is associated with certain one-time items unrelated to the Company’s core business.

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

	As of and for the year ended December 31,
(dollars in thousands)	2025	2024	2023
Pre-Provision Net Revenue
Noninterest Income	$10,915	$7,368	$6,493
Less: (Gain) Loss on Sales of Securities	(614)	(385)	33
Less: FHLB Advance Prepayment Income	(301)	—	(792)
Total Operating Noninterest Income	10,000	6,983	5,734
Plus: Net Interest Income	132,438	102,193	105,174
Net Operating Revenue	$142,438	$109,176	$110,908

Noninterest Expense	$77,271	$63,300	$59,320
Total Operating Noninterest Expense	$77,271	$63,300	$59,320

Pre-Provision Net Revenue	$65,167	$45,876	$51,588

Plus:
Non-Operating Revenue Adjustments	915	385	759
Less:
Provision (Recovery of) for Credit Losses	6,050	3,525	(175)
Provision for Income Taxes	13,944	9,911	12,562
Net Income	$46,088	$32,825	$39,960

Average Assets	$5,268,553	$4,683,144	$4,490,804
Pre-Provision Net Revenue Return on Average Assets	1.24%	0.98%	1.15%

Adjusted Pre-Provision Net Revenue
Net Operating Revenue	$142,438	$109,176	$110,908

Noninterest Expense	$77,271	$63,300	$59,320
Less: Merger-related Expenses	(1,981)	(712)	—
Adjusted Total Operating Noninterest Expense	$75,290	$62,588	$59,320

Adjusted Pre-Provision Net Revenue	$67,148	$46,588	$51,588
Adjusted Pre-Provision Net Revenue Return on Average Assets	1.27%	0.99%	1.15%

	As of and for the year ended December 31,
(dollars in thousands)	2025	2024	2023
Core Net Interest Margin
Net Interest Income (Tax-Equivalent Basis)	$134,296	$103,440	$106,730
Less:
Loan Fees	(3,745)	(3,090)	(3,604)
Purchase Accounting Accretion:
Loan Accretion	(1,693)	—	—
Bond Accretion	(852)	(91)	—
Bank-Owned Certificates of Deposit Accretion	(33)	—	—
Deposit Certificates of Deposit Accretion	(88)	—	—
Total Purchase Accounting Accretion	(2,666)	(91)	—
Core Net Interest Income (Tax-Equivalent Basis)	$127,885	$100,259	$103,126

Average Interest Earning Assets	$5,114,143	$4,579,597	$4,404,366
Core Net Interest Margin	2.50%	2.19%	2.34%

Core Loan Yield
Loan Interest Income (Tax-equivalent Basis)	$234,164	$205,646	$192,679
Less:
Loan Fees	(3,745)	(3,090)	(3,604)
Loan Accretion	(1,693)	—	—
Core Loan Interest Income	$228,726	$202,556	$189,075

Average Loans	$4,088,601	$3,738,260	$3,699,252
Core Loan Yield	5.59%	5.42%	5.11%

Efficiency Ratio
Noninterest Expense	$77,271	$63,300	$59,320
Less: Amortization of Intangible Assets	(921)	(78)	(100)
Adjusted Noninterest Expense	$76,350	$63,222	$59,220

Net Interest Income	$132,438	$102,193	$105,174
Noninterest Income	10,915	7,368	6,493
Less: (Gain) Loss on Sales of Securities	(614)	(385)	33
Adjusted Operating Revenue	$142,739	$109,176	$111,700
Efficiency Ratio	53.5%	57.9%	53.0%

Adjusted Efficiency Ratio
Noninterest Expense	$77,271	$63,300	$59,320
Less: Amortization of Intangible Assets	(921)	(78)	(100)
Less: Merger-related Expenses	(1,981)	(712)	—
Adjusted Noninterest Expense	$74,369	$62,510	$59,220

Net Interest Income	$132,438	$102,193	$105,174
Noninterest Income	10,915	7,368	6,493
Less: (Gain) Loss on Sales of Securities	(614)	(385)	33
Less: FHLB Advance Prepayment Income	(301)	—	(792)
Adjusted Operating Revenue	$142,438	$109,176	$110,908
Adjusted Efficiency Ratio	52.2%	57.3%	53.4%

Adjusted Noninterest Expense to Average Assets
Noninterest Expense	$77,271	$63,300	$59,320
Less: Merger-related Expenses	(1,981)	(712)	—
Adjusted Noninterest Expense	$75,290	$62,588	$59,320

Average Assets	$5,268,553	$4,683,144	$4,490,804
Adjusted Noninterest Expense to Average Assets	1.43%	1.34%	1.32%

	As of and for the year ended December 31,
(dollars in thousands)	2025	2024	2023
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$517,095	$457,935	$425,515
Less: Preferred Stock	(66,514)	(66,514)	(66,514)
Total Common Shareholders' Equity	450,581	391,421	359,001
Less: Intangible Assets	(18,912)	(19,832)	(2,814)
Tangible Common Equity	$431,669	$371,589	$356,187

Total Assets	$5,407,002	$5,066,242	$4,611,990
Less: Intangible Assets	(18,912)	(19,832)	(2,814)
Tangible Assets	$5,388,090	$5,046,410	$4,609,176
Tangible Common Equity/Tangible Assets	8.01%	7.36%	7.73%

Tangible Book Value Per Share
Book Value Per Common Share	$16.23	$14.21	$12.94
Less: Effects of Intangible Assets	(0.68)	(0.72)	(0.10)
Tangible Book Value Per Common Share	$15.55	$13.49	$12.84

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$42,034	$28,771	$35,906

Average Shareholders' Equity	$483,828	$440,763	$410,478
Less: Average Preferred Stock	(66,514)	(66,514)	(66,514)
Average Common Equity	417,314	374,249	343,964
Less: Effects of Average Intangible Assets	(19,387)	(3,207)	(2,847)
Average Tangible Common Equity	$397,927	$371,042	$341,117
Return on Average Tangible Common Equity	10.56%	7.75%	10.53%

Adjusted Diluted Earnings Per Common Share
Net Income Available to Common Shareholders	$42,034	$28,771	$35,906

Add: Merger-related Expenses	1,981	712	—
Less: FHLB Advance Prepayment Income	(301)	—	(792)
Less: (Gain) Loss on Sales of Securities	(614)	(385)	33
Total Adjustments	1,066	327	(759)
Less: Tax Impact of Adjustments	(247)	(76)	181
Adjusted Net Income Available to Common Shareholders	$42,853	$29,022	$35,328

Diluted Weighted Average Shares Outstanding	28,169,857	27,943,342	28,315,587
Adjusted Diluted Earnings Per Common Share	$1.52	$1.04	$1.25

Adjusted Return on Average Assets
Net Income	$46,088	$32,825	$39,960
Add: Total Adjustments	1,066	327	(759)
Less: Tax Impact of Adjustments	(247)	(76)	181
Adjusted Net Income	$46,907	$33,076	$39,382

Average Assets	$5,268,553	$4,683,144	$4,490,804
Adjusted Return on Average Assets	0.89%	0.71%	0.88%

Adjusted Return on Average Shareholders' Equity
Adjusted Net Income	$46,907	$33,076	$39,382

Average Shareholders' Equity	$483,828	$440,763	$410,478
Adjusted Return on Average Shareholders' Equity	9.69%	7.50%	9.59%

Adjusted Return on Average Tangible Common Equity
Adjusted Net Income Available to Common Shareholders	$42,853	$29,022	$35,328

Average Tangible Common Equity	$397,927	$371,042	$341,117
Adjusted Return on Average Tangible Common Equity	10.77%	7.82%	10.36%

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

The Company has entered into certain hedging transactions including fair value swaps and interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Fair value swaps are used to mitigate the effect of changing interest rates on the fair values of fixed rate available for sale securities. At December 31, 2025 and 2024, these fair value hedges had a total notional amount of $242.3 million and $145.9 million, respectively. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. At December 31, 2025 and 2024, these cash flow hedges had a total notional amount of $388.0 million and $303.0 million, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2025 and 2024, are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, 300, and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points.

(dollars in thousands)	December 31, 2025		December 31, 2024
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$156,625	(6.09)%	$130,390	(6.00)%
+300	159,606	(4.30)	132,605	(4.40)
+200	162,132	(2.79)	134,355	(3.14)
+100	164,454	(1.40)	136,411	(1.66)
0	166,785	—	138,708	—
−100	173,029	3.74	143,038	3.12
−200	182,394	9.36	147,997	6.70
−300	193,779	16.18	153,515	10.67
−400	199,357	19.53	158,778	14.47

The table above indicates that as of December 31, 2025, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 6.09% decrease in net interest income. In the event of an immediate 400 basis point decrease in interest rates, the Company would experience a 19.53% increase in net interest income.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bridgewater Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bridgewater Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses on loans

As described in Notes 1 and Note 6 to the consolidated financial statements, the allowance for credit losses on loans (allowance) totaled $56.4 million at December 31, 2025. The allowance is a valuation account that is deducted from the Company’s amortized cost basis of loans to present the net amount of loans for investment expected to be collected over their contractual life. The allowance is measured on a collective or pooled basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis at the balance sheet date. At December 31, 2025 the general reserve on loans collectively evaluated for impairment totaled $52.6 million and there was $3.8 million on loans individually evaluated.

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

February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bridgewater Bancshares, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Bridgewater Bancshares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2025 and 2024, the consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements of the Company and our report dated February 25, 2026 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Des Moines, Iowa

February 25, 2026

Bridgewater Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31,	December 31,
	2025	2024
ASSETS
Cash and Cash Equivalents	$123,511	$229,760
Bank-Owned Certificates of Deposit	—	4,377
Securities Available for Sale, at Fair Value	776,441	768,247
Loans, Net of Allowance for Credit Losses of $56,443 at December 31, 2025, and $52,277 at December 31, 2024	4,244,108	3,809,436
Federal Home Loan Bank (FHLB) Stock, at Cost	21,122	19,297
Premises and Equipment, Net	51,576	49,533
Accrued Interest	18,929	17,711
Goodwill	11,982	11,982
Other Intangible Assets, Net	6,930	7,850
Bank-Owned Life Insurance	46,576	44,646
Other Assets	105,827	103,403
Total Assets	$5,407,002	$5,066,242

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$923,070	$800,763
Interest Bearing	3,397,299	3,286,004
Total Deposits	4,320,369	4,086,767
Notes Payable	—	13,750
FHLB Advances	399,500	359,500
Subordinated Debentures, Net of Issuance Costs	108,677	79,670
Accrued Interest Payable	3,227	4,008
Other Liabilities	58,134	64,612
Total Liabilities	4,889,907	4,608,307

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at December 31, 2025 and 2024	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,759,970 at December 31, 2025 and 27,552,449 at December 31, 2024	278	276
Additional Paid-In Capital	98,287	95,088
Retained Earnings	351,455	309,421
Accumulated Other Comprehensive Income Gain (Loss)	561	(13,364)
Total Shareholders' Equity	517,095	457,935
Total Liabilities and Equity	$5,407,002	$5,066,242

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

	Year Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
INTEREST INCOME
Loans, Including Fees	$233,190	$204,731	$191,402
Investment Securities	38,688	33,927	26,245
Other	9,970	7,240	4,708
Total Interest Income	281,848	245,898	222,355

INTEREST EXPENSE
Deposits	131,418	128,805	96,045
Federal Funds Purchased	21	1,201	8,521
Notes Payable	624	1,162	1,143
FHLB Advances	11,465	8,554	7,489
Subordinated Debentures	5,882	3,983	3,983
Total Interest Expense	149,410	143,705	117,181

NET INTEREST INCOME	132,438	102,193	105,174
Provision for (Recovery of) Credit Losses	6,050	3,525	(175)

NET INTEREST INCOME AFTER
PROVISION FOR (RECOVERY OF) CREDIT LOSSES	126,388	98,668	105,349

NONINTEREST INCOME
Customer Service Fees	2,013	1,475	1,455
Net Gain (Loss) on Sales of Available for Sale Securities	614	385	(33)
Net Gain on Sales of Foreclosed Assets	—	62	—
Letters of Credit Fees	1,829	1,976	1,746
Debit Card Interchange Fees	640	593	595
Swap Fees	1,631	547	—
Bank-Owned Life Insurance	1,661	1,327	992
Investment Advisory Fees	973	—	—
FHLB Prepayment Income	301	—	792
Other Income	1,253	1,003	946
Total Noninterest Income	10,915	7,368	6,493

NONINTEREST EXPENSE
Salaries and Employee Benefits	47,397	39,564	36,538
Occupancy and Equipment	4,945	4,399	4,447
FDIC Insurance Assessment	2,745	2,959	3,690
Data Processing	2,519	1,697	1,574
Professional and Consulting Fees	4,769	3,879	3,081
Derivative Collateral Fees	1,369	1,821	1,900
Information Technology and Telecommunications	3,891	3,325	2,889
Marketing and Advertising	2,138	1,485	1,129
Intangible Asset Amortization	921	78	100
Other Expense	6,577	4,093	3,972
Total Noninterest Expense	77,271	63,300	59,320

INCOME BEFORE INCOME TAXES	60,032	42,736	52,522
Provision for Income Taxes	13,944	9,911	12,562
NET INCOME	46,088	32,825	39,960
Preferred Stock Dividends	(4,054)	(4,054)	(4,054)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$42,034	$28,771	$35,906

EARNINGS PER SHARE
Basic	$1.53	$1.05	$1.29
Diluted	1.49	1.03	1.27
Dividends Paid Per Common Share	—	—	—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Net Income	$46,088	$32,825	$39,960
Other Comprehensive Income (Loss):
Unrealized Gains on Available for Sale Securities	29,313	5,967	3,339
Unrealized Gains (Losses) on Cash Flow Hedges	(2,673)	10,515	2,299
Reclassification Adjustment for Gains Realized in Income	(7,098)	(9,630)	(6,069)
Income Tax Impact	(5,617)	(1,970)	127
Total Other Comprehensive Income (Loss), Net of Tax	13,925	4,882	(304)
Comprehensive Income	$60,013	$37,707	$39,656

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(amounts in thousands, except share data)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Year Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE December 31, 2022	$66,514	27,751,950	$278	$96,529	$248,685	$(17,942)	$394,064
Cumulative Effect of the Adoption of ASU 2016-13	—	—	—	—	(3,920)	—	(3,920)
Cumulative Effect of the Adoption of ASU 2023-02	—	—	—	—	(21)	—	(21)
Balance as of January 1, 2023, as Adjusted for Change in Accounting Principles	66,514	27,751,950	278	96,529	244,744	(17,942)	390,123
Stock-based Compensation	—	44,753	—	3,954	—	—	3,954
Comprehensive Income (Loss)	—	—	—	—	39,960	(304)	39,656
Stock Options Exercised	—	305,950	3	960	—	—	963
Stock Repurchases	—	(423,749)	(4)	(4,537)	—	—	(4,541)
Forfeiture of Restricted Stock Awards	—	(250)	—	—	—	—	—
Vested Restricted Stock Units	—	121,603	1	(1)	—	—	—
Restricted Shares Withheld for Taxes	—	(51,292)	(1)	(585)	—	—	(586)
Preferred Stock Dividend	—	—	—	—	(4,054)	—	(4,054)
BALANCE December 31, 2023	66,514	27,748,965	277	96,320	280,650	(18,246)	425,515
Stock-based Compensation	—	38,724	—	3,905	—	—	3,905
Comprehensive Income	—	—	—	—	32,825	4,882	37,707
Stock Options Exercised	—	99,385	1	762	—	—	763
Stock Repurchases	—	(446,509)	(4)	(5,190)	—	—	(5,194)
Vested Restricted Stock Units	—	160,630	2	(2)	—	—	—
Restricted Shares Withheld for Taxes	—	(48,746)	—	(707)	—	—	(707)
Preferred Stock Dividend	—	—	—	—	(4,054)	—	(4,054)
BALANCE December 31, 2024	66,514	27,552,449	276	95,088	309,421	(13,364)	457,935
Stock-based Compensation	—	30,728	—	4,199	—	—	4,199
Comprehensive Income	—	—	—	—	46,088	13,925	60,013
Stock Options Exercised	—	233,934	2	1,937	—	—	1,939
Stock Repurchases	—	(167,709)	(1)	(2,190)	—	—	(2,191)
Vested Restricted Stock Units	—	154,473	2	(2)	—	—	—
Restricted Shares Withheld for Taxes	—	(43,905)	(1)	(745)	—	—	(746)
Preferred Stock Dividend	—	—	—	—	(4,054)	—	(4,054)
BALANCE December 31, 2025	$66,514	27,759,970	$278	$98,287	$351,455	$561	$517,095

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	December 31, 2025	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$46,088	$32,825	$39,960
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	(3,639)	(1,358)	10
Net (Gain) Loss on Sales of Securities Available for Sale	(614)	(385)	33
Provision for Credit Losses on Loans and Leases	5,650	2,900	2,050
Provision (Credit) for Off-Balance Sheet Exposures	400	625	(2,225)
Loan Discount Accretion	(1,693)	—	—
Depreciation of Premises and Equipment	2,468	2,368	2,509
Loss on Disposal of Premises and Equipment	6	—	20
Amortization of Other Intangible Assets	921	78	100
Amortization of Right-of use Asset	558	559	534
Cash Surrender Value of Bank-Owned Life Insurance	(1,661)	(1,326)	(992)
Amortization of Subordinated Debt Issuance Costs	402	382	383
Net Gain on Sales of Foreclosed Assets	—	(62)	—
Stock-based Compensation	4,199	3,905	3,954
Deferred Income Taxes	(2,004)	24	676
Remeasurement of Interest Rate Swap	(30)	—	—
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(13,947)	2,364	(20,902)
Accrued Interest Payable and Other Liabilities	(9,292)	3,477	3,905
Net Cash Provided by Operating Activities	27,812	46,376	30,015

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Bank-Owned Certificates of Deposit	4,377	—	1,181
Proceeds from Sales of Securities Available for Sale	76,953	101,612	28,756
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	153,875	65,600	32,747
Purchases of Securities Available for Sale	(206,101)	(245,175)	(113,648)
Net Increase in Loans	(438,814)	(26,247)	(157,874)
Purchase of FHLB Stock	(59,690)	(88,772)	(87,091)
Redemption of FHLB Stock	57,865	86,824	89,600
Purchases of Premises and Equipment	(5,847)	(4,080)	(2,970)
Proceeds from Sales of Foreclosed Assets	185	496	116
Cash Received, Net of Cash Paid for Acquisition	—	17,284	—
Purchase of Bank-Owned Life Insurance	(4,630)	(2,778)	—
Redemption of Bank-owned Life Insurance	4,361	—	—
Net Cash Used in Investing Activities	(417,466)	(95,236)	(209,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	233,602	119,250	293,405
Net Decrease in Federal Funds Purchased	—	—	(287,000)
Principal Payment on Notes Payable	(13,750)	—	—
Proceeds from FHLB Advances	1,234,500	997,000	679,500
Principal Payments on FHLB Advances	(1,194,500)	(957,000)	(457,000)
Issuance of Subordinated Debt, net of Issuance Costs	78,605	—	—
Redemption of Subordinated Debt	(50,000)	—	—
Preferred Stock Dividends Paid	(4,054)	(4,054)	(4,054)
Stock Options Exercised	1,939	763	963
Stock Repurchases	(2,191)	(5,194)	(4,541)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(713)	(634)	(457)
Shares Repurchased for Tax Withholdings Upon Exercise of Stock Options	(33)	(73)	(129)
Net Cash Provided by Financing Activities	283,405	150,058	220,687

NET CHANGE IN CASH AND CASH EQUIVALENTS	(106,249)	101,198	41,519
Cash and Cash Equivalents Beginning	229,760	128,562	87,043
Cash and Cash Equivalents Ending	$123,511	$229,760	$128,562

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	December 31, 2025	December 31, 2024	December 31, 2023
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$149,789	$144,596	$114,347
Cash Paid for Income Taxes
Federal	$8,300	$2,850	$5,650
Minnesota	5,748	2,766	4,639
Other States (1)	235	137	99
Total Cash Paid for Income Taxes	$14,283	$5,753	$10,388

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans Transferred to Foreclosed Assets	$185	$434	$116
Premises and Equipment Transferred to Other Assets	1,330	—	—
Acquisition:
Fair Value of Assets Acquired	$—	$282,229	$—
Fair Value of Liabilities Assumed	—	258,489	—
Net Assets Acquired	$—	$23,740	$—
(1)	Jurisdiction below the 5 percent of total income taxes paid (net of refunds) threshold for the periods presented.

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Description of the Business and Summary of Significant Accounting Policies

Organization

Bridgewater Bancshares, Inc. (the “Company”) is a financial holding company headquartered in St. Louis Park, Minnesota, whose operations consist of the ownership of its wholly-owned banking subsidiary: Bridgewater Bank (the “Bank”). The Bank commenced operations in 2005 and provides retail and commercial loan and deposit services, principally to customers within the Twin Cities MSA. In 2008, the Bank formed BWB Holdings, LLC, a wholly owned subsidiary of the Bank, for the purpose of holding repossessed property. In 2018, the Bank formed Bridgewater Investment Management, Inc., a wholly owned subsidiary of the Bank, for the purpose of holding certain municipal securities and to engage in municipal lending activities.

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

On July 4, 2025, the U.S. government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act. The Company evaluated the impact of the legislation in accordance with ASC 740 and determined that it did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2025.

On September 30, 2025, the Company announced its plan to close its Country Village branch location, effective December 29, 2025, given the close proximity to its other locations.

In February 2026, the Company opened a new branch location in Lake Elmo, Minnesota to expand the Company’s presence in the eastern side of the Twin Cities market.

Principles of Consolidation

The consolidated financial statements include the amounts of the Company, the Bank, with locations in Bloomington, Greenwood, Minneapolis (2), Minnetonka, Orono, St. Louis Park, and St. Paul, Minnesota, BWB Holdings, LLC, and Bridgewater Investment Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Construction in Process

The Company capitalizes costs associated with assets under construction. Construction in progress (“CIP”) represents expenditures for projects that are not yet ready for their intended use as of the balance sheet date. CIP is recorded at cost and is not depreciated until the related asset is placed into service. Upon completion, accumulated CIP balances are transferred to the appropriate premises and equipment category and depreciated over the asset’s estimated useful life.

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

The Company conducts an annual impairment test of goodwill in the third quarter of each year, or more frequently if events or changes in circumstances indicate that is is more likely than not that the fair value of a reporting unit or asset is below its carrying amount. The Company evaluates goodwill for impairment using a method that incorporates a qualitative assessment and, when necessary, a quantitative fair value analysis. There have been no indications or triggering events during the year ended December 31, 2025, for which management believes is more likely than not that goodwill is impaired.

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

The amount of the uncertain tax positions was not deemed to be material. It is not expected that the unrecognized tax benefit will be material within the next 12 months. The Company did not recognize any interest or penalties for the years ended December 31, 2025, 2024 and 2023.

Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. These investments are included in other assets on the balance sheet, with any unfunded commitments included within other liabilities. The qualified affordable housing projects and federal historic projects are accounted for under the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is recognized over the period that the Company expects to receive the tax credits, with the expense included within income tax expense on the consolidated statements of income. Management analyzes these investments for potential impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of an investment exceeds its fair value.

The Company is not required to consolidate variable interest entities in which it has concluded it does not have a controlling financial interest and is not the primary beneficiary. The Company's maximum exposure to loss related to its investments in these unconsolidated variable interest entities is limited to the carrying amount of the investment, net of any unfunded capital commitments and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level.

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

Derivative Financial Instruments

The Company uses derivative financial instruments, which consist of interest rate swaps, interest rate caps and fair value swaps, to assist in its interest rate risk management. All derivatives are measured and reported at fair value on the Company’s consolidated balance sheet as other assets or other liabilities. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings, specifically in noninterest income. The Company does not use derivative instruments for trading or speculative purposes.

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

The Company enters into fair value hedges to mitigate the effect of changing interest rates on the fair value of fixed rate available for sale securities. The gain or loss on a given derivative instrument, as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk, are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the corresponding hedged item. The Company prepares written hedge documentation for all derivatives which are designed as hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management's assertion that the hedge will be highly effective.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income.

Hedge accounting is discontinued prospectively when a derivative no longer qualifies for hedge accounting, including when the hedging relationship is determined to be ineffective, the derivative instrument is terminated, or the Company removes the hedge designation. Upon discontinuance of a fair value hedge, the derivative instrument continues to be recognized at fair value in the consolidated balance sheets, with subsequent changes in fair value recognized in earnings. The cumulative basis adjustment to the carrying amount of the hedged item resulting from the hedge relationship is amortized to earnings over the remaining life of the hedged item, as applicable. If the hedged item is sold or otherwise derecognized, any remaining unamortized basis adjustment is recognized in earnings as part of the gain or loss on sale.

Upon discontinuance of a cash flow hedge, amounts previously recorded in accumulated other comprehensive income remain in accumulated other comprehensive income and are reclassified into earnings in the same periods during which the hedged forecasted transactions affect earnings. If the hedged forecasted transaction is no longer probable of occurring, the related amounts in accumulated other comprehensive income are immediately reclassified into earnings.

Stock-based Compensation

The Company’s stock-based compensation plans provide for awards of stock options, restricted stock units, and other stock awards to the Company’s directors, officers, and employees. The cost of services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards. Compensation cost is recognized over the requisite service period as a component of compensation expense. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are recognized as they occur. The Company uses the Black-Scholes model to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards and restricted stock units.

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

Reclassifications

Certain reclassifications have been made to the 2024 consolidated financial statements to conform to the 2025 classifications.

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

Company adopted this standard on a prospective basis and did not have a material impact on the Company’s consolidated financial statements.

Impact of Recently Issued Accounting Standards

The following ASUs have been issued by FASB and may impact the Company’s consolidated financial statements in future reporting periods.

On November 4 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires disclosure, in the notes of the financial statements, of specific information about costs and expenses. The amendments require an entity to: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization (“DD&A”)

recognized as part of oil-and gas-producing activities included in each relevant expense caption; (2) include certain amounts already required to be disclosed by GAAP in the same disclosure as the other disaggregated requirements; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expenses and an entity's definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

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

On November 25, 2025 the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The ASU clarifies certain aspects of hedge accounting guidance and addresses incremental hedge accounting issues arising from the global reference rate reform initiative. The ASU addresses five key issues and aims to align hedge accounting more closely with the economics of an entity’s risk management activities, enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. The amendments are effective for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods. Entities should apply the amendments on a prospective basis. Early adoption is permitted for both interim and annual reporting periods. The Company is currently evaluating the impact of ASU 2025-09.

On December 8, 2025 the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU aims to enhance the clarity and navigability of guidance in Topic 270, Interim Reporting, and specifies the disclosures required during interim reporting periods. The amendments clarify that Topic 270 applies to all entities that provide interim financial statements and notes in accordance with GAAP. The ASU provides a comprehensive list of interim disclosures required by GAAP, which is intended to improve efficiency in using the Codification. The list clarifies existing requirements and does not aim to expand or reduce current interim disclosure obligations. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. Early adoption is permitted and can be applied prospectively or retrospectively. Company is currently evaluating the impact of ASU 2025-11.

On December 17, 2025 the FASB issued ASU 2025-12, Codification Improvements. The ASU addresses various technical corrections, clarifications, and minor improvements to the FASB Accounting Standards Codification. The amendments are varied in nature and may impact the application of guidance in areas where the original guidance was unclear. The amendments are effective for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods. Early adoption is permitted for both interim and annual reporting periods. Entities may elect to early adopt the amendments on a issue-by-issue basis. The Company is currently evaluating the impact of ASU 2025-12.

Note 2: Business Combination

On December 13, 2024, the Bank completed its acquisition of FMCB in an all-cash transaction with total consideration of $33.1 million. The primary reasons for the acquisition were for continued growth and to increase the Company's presence in the Twin Cities market. Immediately following the completion of the acquisition, FMCB was merged with and into the Bank, with the Bank as the surviving entity. Net interest income and net income for FMCB were $408,000 and $373,000, respectively, since the date of acquisition through December 31, 2024 and were included in the Company's Consolidated Statements of Income. Merger-related expenses of $712,000 and $2.0 million are reflected in noninterest expense on the Consolidated Statements of Income for the year ended December 31, 2024, and December 31, 2025, respectively. The pro forma information has not been included as it is impracticable due to the lack of available historical U.S. GAAP financial data and the proximity between closing on the transaction to the end of the year.

Goodwill of $9.4 million was recorded in connection with the acquisition, which reflects expected synergies from combining the operations of the companies and is fully deductible for tax purposes over fifteen years.

The following table presents a summary of the fair values of assets acquired and liabilities assumed as of the acquisition date:

(dollars in thousands)	December 31, 2024
Assets
Cash and Cash Equivalents	$50,380
Bank-Owned Certificates of Deposits	4,375
Securities Available for Sale	89,345
Loans, Net of PCD Allowance	119,308
FHLB Stock	252
Premises and Equipment	3,674
Accrued Interest	847
Core Deposit Intangible	7,740
Bank-Owned Life Insurance	6,065
Other Assets	243
Total Assets Acquired	$282,229

Liabilities
Deposits	$257,569
Accrued Interest Payable	865
Other Liabilities	55
Total Liabilities Assumed	258,489
Net Assets Acquired	$23,740
Consideration Paid
Cash Paid	33,096
Total Consideration Paid	33,096
Goodwill	$9,356

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

The following table presents a summary of PCD loans at acquisition:

(dollars in thousands)	December 31, 2024
Purchase Price of PCD Loans at Acquisition	$2,987
Allowance for Credit Losses on PCD Loans at Acquisition	114
Non-credit Discount at Acquisition	75
Par Value of PCD Loans at Acquisition	$3,176

Note 3: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares adjusted for the dilutive effect of stock compensation. For the years ended December 31, 2025, 2024 and 2023, 557,832, 786,830 and 1,096,472, respectively, of stock options and restricted stock units were excluded from the calculation because they were deemed to be antidilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023
Net Income Available to Common Shareholders	$42,034	$28,771	$35,906
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,544,024	27,479,764	27,857,420
Dilutive Effect of Stock Compensation	625,833	463,578	458,167
Weighted Average Common Stock Outstanding (Dilutive)	28,169,857	27,943,342	28,315,587

Basic Earnings per Common Share	$1.53	$1.05	$1.29
Diluted Earnings per Common Share	1.49	1.03	1.27

Note 4: Bank-Owned Certificates of Deposit

Certificates of deposit in other financial institutions by maturity are as follows:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Certificates of Deposit at Cost Maturing in:
One Year or Less	$—	$1,225
After One Year Through Five Years	—	3,152
	$—	$4,377

Note 5: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at December 31, 2025 and 2024:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$155,863	$—	$(9,657)	$146,206
Municipal Bonds	242,995	8,686	(12,513)	239,168
Mortgage-Backed Securities	252,291	3,442	(10,061)	245,672
Corporate Securities	93,080	1,958	(2,631)	92,407
U.S Government Agency Securities	8,664	73	(30)	8,707
Asset-Backed Securities	44,298	20	(37)	44,281
Total Securities Available for Sale	$797,191	$14,179	$(34,929)	$776,441

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$179,835	$3	$(12,090)	$167,748
Municipal Bonds	139,891	23	(17,649)	122,265
Mortgage-Backed Securities	259,833	882	(15,825)	244,890
Corporate Securities	139,161	1,041	(6,016)	134,186
U.S Government Agency Securities	22,053	85	(56)	22,082
Asset-Backed Securities	76,891	211	(26)	77,076
Total Securities Available for Sale	$817,664	$2,245	$(51,662)	$768,247

Securities with a carrying value of $254.3 million and $289.9 million were pledged to secure public fund deposits and borrowing capacity at the Federal Reserve Discount Window as of December 31, 2025 and 2024, respectively.

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024:

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2025
U.S. Treasury Securities	2	$—	$—	$146,206	$(9,657)	$146,206	$(9,657)
Municipal Bonds	185	22,430	(354)	94,839	(12,159)	117,269	(12,513)
Mortgage-Backed Securities	108	4,701	(14)	110,265	(10,047)	114,966	(10,061)
Corporate Securities	45	10,341	(68)	39,318	(2,563)	49,659	(2,631)
U.S Government Agency Securities	25	800	(3)	1,884	(27)	2,684	(30)
Asset-Backed Securities	7	13,024	(31)	6,150	(6)	19,174	(37)
Total Securities Available for Sale	372	$51,296	$(470)	$398,662	$(34,459)	$449,958	$(34,929)

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024
U.S. Treasury Securities	14	$157,091	$(12,090)	$—	$—	$157,091	$(12,090)
Municipal Bonds	236	21,329	(120)	95,774	(17,529)	117,103	(17,649)
Mortgage-Backed Securities	168	47,636	(391)	118,824	(15,434)	166,460	(15,825)
Corporate Securities	93	6,860	(75)	91,666	(5,941)	98,526	(6,016)
U.S Government Agency Securities	38	5,878	(5)	4,071	(51)	9,949	(56)
Asset-Backed Securities	7	5,735	(5)	10,161	(21)	15,896	(26)
Total Securities Available for Sale	556	$244,529	$(12,686)	$320,496	$(38,976)	$565,025	$(51,662)

At December 31, 2025 and 2024, 372 and 556 debt securities had unrealized losses with aggregate depreciation of approximately 7.2% and 8.4%, respectively, from the Company’s amortized cost basis. These unrealized losses have not been recognized into income because management does not intend to sell these securities, and it is not more likely than not it will be required to sell the securities before recovery of its amortized cost basis. Furthermore, the unrealized losses are due to changes in interest rates and other market conditions and were not reflective of credit events. To make this determination, consideration is given to such factors as the credit rating of the issuer, level of credit enhancement, changes in credit ratings, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. As of December 31, 2025 and 2024, there was no allowance for credit losses carried on the Company’s securities portfolio.

Accrued interest receivable on securities, which is recorded within accrued interest on the balance sheet, totaled $6.2 million at both December 31, 2025 and 2024, and was excluded from the estimate of credit losses.

The Company has entered into fair value hedging transactions to mitigate the impact of changing interest rates on the fair value of securities within the portfolio. See Note 11 – Derivative Instruments and Hedging Activities for additional information.

The following table presents a summary of amortized cost and estimated fair value of debt securities by the lesser of expected call date or contractual maturity as of December 31, 2025. Call date is used when a call of the debt security is expected, determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, U.S. government agency securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
December 31, 2025
Due in One Year or Less	$26,639	$27,543
Due After One Year Through Five Years	120,988	125,871
Due After Five Years Through 10 Years	160,258	152,042
Due After 10 Years	184,053	172,325
Subtotal	491,938	477,781
Mortgage-Backed Securities	252,291	245,672
U.S Government Agency Securities	8,664	8,707
Asset-Backed Securities	44,298	44,281
Totals	$797,191	$776,441

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Proceeds From Sales of Securities	$76,953	$101,612	$28,756
Gross Gains on Sales	632	1,594	247
Gross Losses on Sales	(18)	(1,209)	(280)

Note 6: Loans and Leases

The following table presents the components of the loan portfolio at December 31, 2025 and 2024:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Commercial	$547,245	$497,662
Leases	43,407	44,291
Construction and Land Development	216,163	97,255
1-4 Family Construction	45,152	41,961
Real Estate Mortgage:
1-4 Family Mortgage	496,142	474,383
Multifamily	1,587,338	1,425,610
CRE Owner Occupied	189,754	191,248
CRE Nonowner Occupied	1,165,104	1,083,108
Total Real Estate Mortgage Loans	3,438,338	3,174,349
Consumer and Other	19,212	12,996
Total Loans, Gross	4,309,517	3,868,514
Allowance for Credit Losses	(56,443)	(52,277)
Net Deferred Loan Fees	(8,966)	(6,801)
Total Loans, Net	$4,244,108	$3,809,436

The following tables present the aging in past due loans and nonaccrual status, with and without an ACL, by loan segment as of December 31, 2025 and 2024:

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2025
Commercial	$546,499	$746	$—	$—	$—	$547,245
Leases	43,407	—	—	—	—	43,407
Construction and Land Development	216,129	—	—	—	34	216,163
1-4 Family Construction	45,152	—	—	—	—	45,152
Real Estate Mortgage:
1-4 Family Mortgage	495,922	164	—	—	56	496,142
Multifamily	1,574,043	—	—	13,295	—	1,587,338
CRE Owner Occupied	189,754	—	—	—	—	189,754
CRE Nonowner Occupied	1,156,397	58	—	8,649	—	1,165,104
Consumer and Other	19,212	—	—	—	—	19,212
Totals	$4,286,515	$968	$—	$21,944	$90	$4,309,517

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2024
Commercial	$497,432	$59	$—	$171	$—	$497,662
Leases	44,257	—	—	34	—	44,291
Construction and Land Development	97,197	—	—	—	58	97,255
1-4 Family Construction	41,961	—	—	—	—	41,961
Real Estate Mortgage:
1-4 Family Mortgage	474,185	178	—	—	20	474,383
Multifamily	1,425,610	—	—	—	—	1,425,610
CRE Owner Occupied	190,197	1,051	—	—	—	191,248
CRE Nonowner Occupied	1,083,108	—	—	—	—	1,083,108
Consumer and Other	12,975	3	—	18	—	12,996
Totals	$3,866,922	$1,291	$—	$223	$78	$3,868,514

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

Loss: Loans classified as loss are considered uncollectible and charged-off immediately.

The following tables present loan balances classified by credit quality indicators by year of origination as of December 31, 2025 and 2024:

	December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial
Pass	$163,333	$83,059	$17,582	$28,653	$14,774	$25,668	$201,739	$534,808
Watch/Special Mention	—	—	584	165	—	—	1,234	1,983
Substandard	—	135	—	10,313	6	—	—	10,454
Total Commercial	163,333	83,194	18,166	39,131	14,780	25,668	202,973	547,245
Current Period Gross Write-offs	21	—	1,239	58	186	—	—	1,504

Leases
Pass	15,721	11,057	8,412	5,390	1,749	1,078	—	43,407
Total Leases	15,721	11,057	8,412	5,390	1,749	1,078	—	43,407
Current Period Gross Write-offs	—	—	—	15	—	—	—	15

Construction and Land Development
Pass	158,592	42,019	1,598	222	412	—	13,286	216,129
Substandard	—	34	—	—	—	—	—	34
Total Construction and Land Development	158,592	42,053	1,598	222	412	—	13,286	216,163
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	29,621	2,910	—	196	186	—	12,239	45,152
Total 1-4 Family Construction	29,621	2,910	—	196	186	—	12,239	45,152
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	98,718	68,467	43,294	85,577	66,080	47,581	85,425	495,142
Substandard	944	—	—	56	—	—	—	1,000
Total 1-4 Family Mortgage	99,662	68,467	43,294	85,633	66,080	47,581	85,425	496,142
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	440,012	166,790	77,979	405,405	304,191	124,609	10,647	1,529,633
Watch/Special Mention	31,728	—	2,201	—	—	—	—	33,929
Substandard	13,296	—	—	10,480	—	—	—	23,776
Total Multifamily	485,036	166,790	80,180	415,885	304,191	124,609	10,647	1,587,338
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	22,102	20,740	23,532	52,754	28,295	26,910	1,932	176,265
Watch/Special Mention	—	—	1,510	5,823	432	2,171	1,842	11,778
Substandard	—	—	—	—	1,711	—	—	1,711
Total CRE Owner Occupied	22,102	20,740	25,042	58,577	30,438	29,081	3,774	189,754
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	367,117	252,912	70,464	216,814	123,618	113,955	4,110	1,148,990
Watch/Special Mention	—	—	—	—	—	133	—	133
Substandard	15,080	901	—	—	—	—	—	15,981
Total CRE Nonowner Occupied	382,197	253,813	70,464	216,814	123,618	114,088	4,110	1,165,104
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	988,997	509,810	218,980	776,909	524,327	315,359	103,956	3,438,338

Consumer and Other
Pass	3,046	198	306	269	44	1,074	14,275	19,212
Substandard	—	—	—	—	—	—	—	—
Total Consumer and Other	3,046	198	306	269	44	1,074	14,275	19,212
Current Period Gross Write-offs	—	—	4	—	—	—	30	34

Total Period Gross Write-offs	21	—	1,243	73	186	—	30	1,553
Total Loans	$1,359,310	$649,222	$247,462	$822,117	$541,498	$343,179	$346,729	$4,309,517

	December 31, 2024
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$135,665	$45,089	$67,579	$23,353	$13,349	$19,794	$178,293	$483,122
Watch/Special Mention	—	—	76	96	29	—	1,716	1,917
Substandard	110	44	10,491	—	65	—	1,913	12,623
Total Commercial	135,775	45,133	78,146	23,449	13,443	19,794	181,922	497,662
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Leases
Pass	15,128	12,684	9,736	4,057	1,504	1,148	—	44,257
Substandard	—	—	34	—	—	—	—	34
Total Leases	15,128	12,684	9,770	4,057	1,504	1,148	—	44,291
Current Period Gross Write-offs	—	—	—	—	11	—	—	11

Construction and Land Development
Pass	74,967	6,027	6,791	585	—	—	8,827	97,197
Substandard	58	—	—	—	—	—	—	58
Total Construction and Land Development	75,025	6,027	6,791	585	—	—	8,827	97,255
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	29,378	488	1,164	363	—	—	10,568	41,961
Total 1-4 Family Construction	29,378	488	1,164	363	—	—	10,568	41,961
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	89,561	58,054	102,627	77,293	55,936	18,289	71,097	472,857
Watch/Special Mention	298	196	—	—	324	—	—	818
Substandard	20	45	—	—	—	643	—	708
Total 1-4 Family Mortgage	89,879	58,295	102,627	77,293	56,260	18,932	71,097	474,383
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	219,162	133,916	486,854	336,859	161,626	57,679	6,624	1,402,720
Watch/Special Mention	9,953	2,245	10,692	—	—	—	—	22,890
Total Multifamily	229,115	136,161	497,546	336,859	161,626	57,679	6,624	1,425,610
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	22,761	31,402	62,522	34,228	17,801	15,355	2,121	186,190
Watch/Special Mention	—	—	—	1,759	1,739	—	593	4,091
Substandard	—	967	—	—	—	—	—	967
Total CRE Owner Occupied	22,761	32,369	62,522	35,987	19,540	15,355	2,714	191,248
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	356,582	113,973	261,827	148,866	73,300	97,350	6,962	1,058,860
Watch/Special Mention	9,622	3,659	—	2,690	—	894	—	16,865
Substandard	7,261	122	—	—	—	—	—	7,383
Total CRE Nonowner Occupied	373,465	117,754	261,827	151,556	73,300	98,244	6,962	1,083,108
Current Period Gross Write-offs	1,236	—	—	—	—	—	—	1,236

Total Real Estate Mortgage Loans	715,220	344,579	924,522	601,695	310,726	190,210	87,397	3,174,349

Consumer and Other
Pass	921	3,061	498	157	1,301	5	7,035	12,978
Substandard	—	18	—	—	—	—	—	18
Total Consumer and Other	921	3,079	498	157	1,301	5	7,035	12,996
Current Period Gross Write-offs	17	—	—	—	—	—	2	19

Total Period Gross Write-offs	1,253	—	—	—	11	—	2	1,266
Total Loans	$971,447	$411,990	$1,020,891	$630,306	$326,974	$211,157	$295,749	$3,868,514

The Company recorded a $5.7 million, $2.9 million, and $2.1 million provision for credit losses on loans and leases for the years ended December 31, 2025, 2024, and 2023, respectively. The following table presents the activity in the allowance for credit losses, by segment, for the year ended December 31, 2025, 2024, and 2023:

		Provision for
		(Recovery of)
		Credit Losses	Loans and	Recoveries	Total Ending
	Beginning	for Loans	Leases	of Loans	Allowance
(dollars in thousands)	Balance	and Leases	Charged-off	and Leases	Balance
For the year ended December 31, 2025
Commercial	$5,630	$1,853	$(1,504)	$3	$5,982
Leases	368	(2)	(15)	1	352
Construction and Land Development	866	821	—	—	1,687
1-4 Family Construction	331	(15)	—	—	316
Real Estate Mortgage:
1-4 Family Mortgage	2,795	(332)	—	12	2,475
Multifamily	23,120	655	—	—	23,775
CRE Owner Occupied	1,290	(210)	—	—	1,080
CRE Nonowner Occupied	17,735	2,816	—	44	20,595
Total Real Estate Mortgage Loans	44,940	2,929	—	56	47,925
Consumer and Other	142	64	(34)	9	181
Total	$52,277	$5,650	$(1,553)	$69	$56,443

			Provision for
			(Recovery of)
			Credit Losses	Loans and	Recoveries	Total Ending
	Beginning	Day 1 PCD	for Loans	Leases	of Loans	Allowance
(dollars in thousands)	Balance	Allowance	and Leases (1)	Charged-off	and Leases	Balance
For the year ended December 31, 2024
Commercial	$5,398	$90	$120	$—	$22	$5,630
Leases	—	20	359	(11)	—	368
Construction and Land Development	2,156	—	(1,290)	—	—	866
1-4 Family Construction	558	—	(227)	—	—	331
Real Estate Mortgage:
1-4 Family Mortgage	2,651	—	141	—	3	2,795
Multifamily	22,217	—	903	—	—	23,120
CRE Owner Occupied	1,184	—	106	—	—	1,290
CRE Nonowner Occupied	16,225	—	2,746	(1,236)	—	17,735
Total Real Estate Mortgage Loans	42,277	—	3,896	(1,236)	3	44,940
Consumer and Other	105	4	42	(19)	10	142
Total	$50,494	$114	$2,900	$(1,266)	$35	$52,277

(1) Includes an initial provision for credit losses for non-PCD loans acquired in the FMCB transaction of $950,000 for the year ended December 31, 2024.

			Provision for
			(Recovery of)
		Impact of	Credit Losses	Loans and	Recoveries	Total Ending
	Beginning	Adopting	for Loans	Leases	of Loans	Allowance
(dollars in thousands)	Balance	CECL	and Leases	Charged-off	and Leases	Balance
For the year ended December 31, 2023
Commercial	$6,501	$(1,158)	$225	$(180)	$10	$5,398
Leases	—	—	—	—	—	—
Construction and Land Development	3,911	(1,070)	(685)	—	—	2,156
1-4 Family Construction	845	(235)	(52)	—	—	558
Real Estate Mortgage:
1-4 Family Mortgage	4,325	(1,778)	99	—	5	2,651
Multifamily	17,459	3,318	1,440	—	—	22,217
CRE Owner Occupied	1,965	(943)	162	—	—	1,184
CRE Nonowner Occupied	12,576	2,869	780	—	—	16,225
Total Real Estate Mortgage Loans	36,325	3,466	2,481	—	5	42,277
Consumer and Other	151	(90)	81	(44)	7	105
Unallocated	263	(263)	—	—	—	—
Total	$47,996	$650	$2,050	$(224)	$22	$50,494

The following tables present the balance in the allowance for credit losses and the recorded investment in loans, by segment as of December 31, 2025 and 2024:

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
ACL at December 31, 2025
Commercial	$134	$5,848	$5,982
Leases	—	352	352
Construction and Land Development	—	1,687	1,687
1-4 Family Construction	—	316	316
Real Estate Mortgage:
1-4 Family Mortgage	—	2,475	2,475
Multifamily	789	22,986	23,775
CRE Owner Occupied	—	1,080	1,080
CRE Nonowner Occupied	2,889	17,706	20,595
Total Real Estate Mortgage Loans	3,678	44,247	47,925
Consumer and Other	—	181	181
Total	$3,812	$52,631	$56,443

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
ACL at December 31, 2024
Commercial	$133	$5,497	$5,630
Leases	6	362	368
Construction and Land Development	—	866	866
1-4 Family Construction	—	331	331
Real Estate Mortgage:
1-4 Family Mortgage	—	2,795	2,795
Multifamily	—	23,120	23,120
CRE Owner Occupied	—	1,290	1,290
CRE Nonowner Occupied	—	17,735	17,735
Total Real Estate Mortgage Loans	—	44,940	44,940
Consumer and Other	5	137	142
Total	$144	$52,133	$52,277

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
Loans at December 31, 2025
Commercial	$10,527	$536,718	$547,245
Leases	—	43,407	43,407
Construction and Land Development	34	216,129	216,163
1-4 Family Construction	—	45,152	45,152
Real Estate Mortgage:
1-4 Family Mortgage	1,000	495,142	496,142
Multifamily	23,776	1,563,562	1,587,338
CRE Owner Occupied	3,553	186,201	189,754
CRE Nonowner Occupied	16,867	1,148,237	1,165,104
Total Real Estate Mortgage Loans	45,196	3,393,142	3,438,338
Consumer and Other	—	19,212	19,212
Total	$55,757	$4,253,760	$4,309,517

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
Loans at December 31, 2024
Commercial	$14,045	$483,617	$497,662
Leases	34	44,257	44,291
Construction and Land Development	58	97,197	97,255
1-4 Family Construction	—	41,961	41,961
Real Estate Mortgage:
1-4 Family Mortgage	708	473,675	474,383
Multifamily	—	1,425,610	1,425,610
CRE Owner Occupied	1,558	189,690	191,248
CRE Nonowner Occupied	8,278	1,074,830	1,083,108
Total Real Estate Mortgage Loans	10,544	3,163,805	3,174,349
Consumer and Other	18	12,978	12,996
Total	$24,699	$3,843,815	$3,868,514

The following tables present the amortized cost basis of collateral dependent loans by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of December 31, 2025 and 2024:

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
December 31, 2025
Commercial	$72	$159	$10,296	$10,527	$134
Construction and Land Development	34	—	—	34	—
Real Estate Mortgage:
1-4 Family Mortgage	1,000	—	—	1,000	—
Multifamily	23,776	—		23,776	789
CRE Owner Occupied	3,553	—	—	3,553	—
CRE Nonowner Occupied	16,867	—	—	16,867	2,889
Total Real Estate Mortgage Loans	45,196	—	—	45,196	3,678
Totals	$45,302	$159	$10,296	$55,757	$3,812

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
December 31, 2024
Commercial	$—	$3,688	$10,357	$14,045	$133
Leases	—	—	34	34	6
Construction and Land Development	58	—	—	58	—
Real Estate Mortgage:
1-4 Family Mortgage	708	—	—	708	—
CRE Owner Occupied	1,558	—	—	1,558	—
CRE Nonowner Occupied	8,278	—	—	8,278	—
Total Real Estate Mortgage Loans	10,544	—	—	10,544	—
Consumer and Other	—	—	18	18	5
Totals	$10,602	$3,688	$10,409	$24,699	$144

Accrued interest receivable on loans, which is recorded within accrued interest on the balance sheet, totaled $12.7 million and $11.4 million at December 31, 2025 and 2024, respectively, and was excluded from the estimate of credit losses. For the twelve months ended December 31, 2025, the Company modified one CRE nonowner occupied loan, with an outstanding balance of $8.6 million, for a borrower experiencing financial difficulty by granting a 3-year extension of the loan at a below market rate. There were no instances of subsequent default on the loan modified during the period. For the twelve months ended December 31, 2024, there were no loans modified to borrowers experiencing financial difficulty.

Note 7: Premises and Equipment

Premises and equipment are summarized as follows for the years ended December 31, 2025 and 2024:

	Range of	December 31,	December 31,
(dollars in thousands)	Useful Lives	2025	2024
Land	N/A	$7,848	$8,145
Building	15 - 39 Years	43,333	43,580
Leasehold Improvements	3 ‑ 15 Years	2,022	2,022
Furniture and Equipment	2 ‑ 5 Years	7,419	6,411
Construction in Progress	N/A	4,210	357
Subtotal		64,832	60,515
Accumulated Depreciation		(13,256)	(10,982)
Totals		$51,576	$49,533

Depreciation and amortization expense charged to noninterest expense for the years ended December 31, 2025, 2024 and 2023, totaled $2.5 million, $2.4 million and $2.5 million, respectively. Construction in progress represents amounts paid for the construction of the Bank’s new branch building in Lake Elmo, Minnesota. Construction was completed in February 2026.

Note 8: Goodwill and Other Intangible Assets

Goodwill was $12.0 million at both December 31, 2025 and 2024. Goodwill is not amortized but is subject to, at a minimum, an annual test for impairment. Other intangible assets consist of core deposit relationships and favorable lease terms.

The following table presents a summary of other intangible assets at December 31, 2025 and 2024:

	December 31,
(dollars in thousands)	2025	2024
Core Deposit Intangible	$7,740	$7,740
Favorable Lease	445	445
Subtotal	8,185	8,185
Accumulated Amortization	(1,255)	(335)
Totals	$6,930	$7,850

Amortization expense of other intangible assets for the years ended December 31, 2025, 2024 and 2023 was $921,000, $78,000 and $100,000, respectively. The core deposit intangible asset is amortized over its estimated useful life of ten years.

The following table presents the estimated future amortization of the core deposit intangible and favorable lease asset for the next five years and thereafter. The projections of amortization expense are based on existing asset balances as of December 31, 2025.

	Core Deposit	Favorable
(dollars in thousands)	Intangible	Lease
2026	$871	34
2027	852	34
2028	830	34
2029	803	18
2030	773	—
Thereafter	2,681	—
Totals	$6,810	$120

Note 9: Leases

The Company’s operating leases are real estate leases which are comprised of bank branches and office space with terms extending through 2030. Operating lease agreements are required to be recognized on the consolidated balance sheets as an ROU asset and a corresponding lease liability. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.

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

The following table presents the components of lease expense and cash flow information related to operating leases as of the periods indicated:

	December 31,
(dollars in thousands)	2025	2024	2023
Operating Lease Cost	$595	$593	$557
Variable Lease Cost	269	265	262
Total Lease Cost	$864	$858	$819

The following table presents other information on the Company’s operating leases for the years ended December 31, 2025 and 2024:

	December 31,
(dollars in thousands)	2025	2024
Operating Lease Right-of-Use Assets	$1,374	$1,540
Operating Lease Liabilities	1,446	1,580
Weighted Average Remaining Lease Term (in Years)	3.41	3.34
Weighted Average Discount Rate	2.55%	1.91%

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$599	$587

The following table presents the future expected operating lease payments under the Company's operating lease agreements as of December 31, 2025:

December 31,
(dollars in thousands)	2025
2026	$543
2027	380
2028	353
2029	148
2030	89
Thereafter	—
Total Undiscounted Lease Payments	1,513
Discount for Present Value of Expected Cash Flows	(67)
Total Lease Liability	$1,446

The Greenwood location is leased pursuant to the terms of a non‑cancelable lease agreement with Bridgewater Properties Greenwood, LLC, a related party through common ownership, in effect at December 31, 2025. The lease contains one remaining option to extend the lease for a period of five years. Future minimum rent commitments under the operating lease are listed below at December 31, 2025.

(dollars in thousands)	2025
2026	$108
Total	$108

The Company receives rents from the lease of office and retail space in its corporate headquarters building and its two office buildings in Minnetonka. Rental income is included in noninterest expense as an offset to rental expense. Future minimum rental income under these leases are listed below at December 31, 2025.

(dollars in thousands)	2025
2026	$735
2027	727
2028	650
2029	525
2030	433
Thereafter	124
Total	$3,194

Rental income, which is included in occupancy and equipment expense, including common area maintenance pertaining to banking premises for the years ended December 31, 2025, 2024 and 2023, totaled $1.2 million, $919,000 and $894,000, respectively.

Note 10: Deposits

The following table presents the composition of deposits at December 31, 2025 and 2024:

	December 31,
(dollars in thousands)	2025	2024
Transaction Deposits	$1,816,810	$1,663,005
Savings and Money Market Deposits	1,380,922	1,259,503
Time Deposits	312,154	338,506
Brokered Deposits	810,483	825,753
Totals	$4,320,369	$4,086,767

Brokered deposits contained brokered transaction and money market accounts of $145.5 million and $127.4 million as of December 31, 2025 and 2024, respectively.

The following table presents the scheduled maturities of brokered and customer time deposits at December 31, 2025:

December 31,
(dollars in thousands)	2025
Less than 1 Year	$630,296
1 to 2 Years	64,427
2 to 3 Years	77,885
3 to 4 Years	65,104
4 to 5 Years	139,471
Greater than 5 Years	—
Totals	$977,183

The aggregate amount of time deposits greater than $250,000 was $158.7 million and $155.0 million at December 31, 2025 and 2024, respectively.

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

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP. On the date the Company enters into a derivative contract designated as a hedging instrument, the derivative is designated as either a fair value hedge, cash flow hedge, or a net investment hedge. When a derivative is designated as a fair value, cash flow, or net investment hedge, the Company performs an assessment, at inception, and at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s). As of December 31, 2025 and 2024, the Company only used fair value and cash flow hedges.

Fair value hedges: For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate available for sale securities. The hedging strategy converts the fixed interest rates to variable interest rates based on Secured Overnight Financing Rate (“SOFR”).

The following table presents a summary of the Company’s interest rate swaps designated as fair value hedges as of December 31, 2025 and 2024:

(dollars in thousands)	December 31, 2025	December 31, 2024
Notional Amount	$242,314	$145,850
Weighted Average Pay Rate	3.55%	3.52%
Weighted Average Receive Rate	4.20	4.82
Weighted Average Maturity (Years)	14.54	19.47

Cash flow hedges: For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $3.3 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of December 31, 2025 and 2024:

(dollars in thousands)	December 31, 2025	December 31, 2024
Notional Amount	$263,000	$178,000
Weighted Average Pay Rate	2.96%	2.20%
Weighted Average Receive Rate	3.94%	4.80%
Weighted Average Maturity (Years)	3.90	4.02
Net Unrealized Gain	$1,286	$5,139

The Company purchases interest rate caps, designated as cash flow hedges, of certain funding liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price in the contracts. For the years ended December 31, 2025, 2024, and 2023, the Company recognized amortization expense on the interest rate caps of $793,000, $800,000, and $791,000, respectively, which was recorded as a component of interest expense on brokered deposits and FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of December 31, 2025 and 2024:

(dollars in thousands)	December 31, 2025	December 31, 2024
Notional Amount	$125,000	$125,000
Unamortized Premium Paid	3,488	4,281
Weighted Average Strike Rate	0.96%	0.96%
Weighted Average Maturity (Years)	4.34	5.34

Derivatives Not Designated as Hedging Instruments

Interest rate swaps: The Company enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments to meet client needs, the Company enters into offsetting positions with large U.S. financial institutions in order to minimize the risk to the Company. These swaps are derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or client owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the client or counterparty and therefore, the Company has no credit risk.

Risk participation agreements (“RPA”): The Company has entered into RPAs to share credit exposure with a counterparty in connection with an interest rate swap associated with a loan participation. Under an RPA, the Company either assumes or sells a portion of the underlying credit exposure and, in exchange, pays or receives an upfront fee. When the Company assumes credit exposure, it is entitled to receive payment from the counterparty in the event of a borrower default. Conversely, when the Company sells credit exposure, it is obligated to make a payment to the counterparty if the underlying borrower defaults on its obligations. The notional amount of the RPA reflects the Company’s pro-rata share of the derivative instrument consistent with its share of the related participated loan.

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of December 31, 2025 and 2024:

	Derivative Assets		Derivative Liabilities
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
December 31, 2025
Designated as hedging instruments:
Fair Value hedges:
Interest rate swaps	$145,850	$10,968	$96,464	$419
Cash flow hedges:
Interest rate swaps	185,500	2,012	77,500	725
Interest rate caps	125,000	13,221	—	—
Total derivatives designated as hedging instruments	$456,350	$26,201	$173,964	$1,144
Not designated as hedging instruments:
Interest rate swaps	$267,831	$8,699	$267,831	$8,699
Risk Participation Agreements	12,851	1	9,902	13
Total derivatives not designated as hedging instruments	$280,682	$8,700	$277,733	$8,712

December 31, 2024
Designated as hedging instruments:
Fair Value hedges:
Interest rate swaps	$145,850	$10,487	$—	$—
Cash flow hedges:
Interest rate swaps	178,000	5,139	—	—
Interest rate caps	125,000	19,319	—	—
Total derivatives designated as hedging instruments	$448,850	$34,945	$—	$—
Not designated as hedging instruments:
Interest rate swaps	$115,577	$8,210	$115,577	$8,210
Total derivatives not designated as hedging instruments	$115,577	$8,210	$115,577	$8,210

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of both December 31, 2025 and 2024, the Company pledged no cash collateral for the Company’s derivative contracts. As of December 31, 2025 and 2024, the Company’s derivative counterparties pledged cash collateral to the Company of $26.2 million and $44.2 million, respectively.

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023:

	Gains (Losses)	Gains (Losses)
	Recognized in	Reclassified from
(dollars in thousands)	OCI	OCI into Earnings
December 31, 2025
Cash flow hedges:
Interest rate swaps	$3,852	$2,955
Interest rate caps	5,305	3,529
December 31, 2024
Cash flow hedges:
Interest rate swaps	$132	$5,721
Interest rate caps	(1,402)	3,524
December 31, 2023
Cash flow hedges:
Interest rate swaps	$3,904	$5,783
Interest rate caps	(101)	319

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the years ended December 31, 2025, 2024 and 2023, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

The effects of the Company’s hedging relationships on the income statement during the year ending December 31, 2025 and 2024 were as follows:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income	Interest Expense
	Investment
	securities -
(dollars in thousands)	taxable	Deposits	FHLB Advances
December 31, 2025
Total amounts in the Consolidated Statements of Income	$38,688	$131,418	$11,465
Fair value hedges:
Interest rate swaps	31	—	—
Cash flow hedges:
Interest rate swaps	—	234	2,721
Interest rate caps	—	192	3,337
December 31, 2024
Total amounts in the Consolidated Statements of Income	$33,927	$128,805	$8,554
Fair value hedges:
Interest rate swaps	10,487	—	—
Cash flow hedges:
Interest rate swaps	—	1,482	4,239
Interest rate caps	—	382	3,142
December 31, 2023
Total amounts in the Consolidated Statements of Income	$26,245	$96,045	$7,489
Fair value hedges:
Interest rate swaps	—	—	—
Cash flow hedges:
Interest rate swaps	—	2,611	3,172
Interest rate caps	—	(260)	579

The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2025 and 2024:

			Cumulative Fair
			Value Hedging
			Adjustment in the
		Carrying Amount	Carrying Amount of
	Notional	of Hedged Assets/	Hedged Assets/
(dollars in thousands)	Amount	Liabilities	Liabilities
December 31, 2025
Available for sale securities	$242,314	$252,863	$10,549

December 31, 2024
Available for sale securities	$145,850	$156,337	$10,487

The gain recognized on derivatives not designated as hedging relationships for the years ended December 31, 2025, 2024, and 2023 was as follows:

(dollars in thousands)
Derivatives not designated	Consolidated Statements	Year Ended December 31,
as hedging Instruments	of Income Location	2025	2024	2023
Risk participation agreements	Other Income	$11	$—	$—

The following table summarizes gross and net information about derivative instruments that are eligible for offset on the balance sheet at December 31, 2025 and 2024:

			Net Amounts of
	Gross Amounts	Gross Amounts	Assets (Liabilities)	Gross Amounts Not Offset in the Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral	Net Assets
(dollars in thousands)	Assets (Liabilities)	Balance Sheet	Balance Sheet	Instruments	Received (Paid)	(Liabilities)
December 31, 2025
Assets	$34,900	$—	$34,900	$—	$26,183	$8,717
Liabilities	(9,844)	—	(9,844)	—	—	(9,844)

December 31, 2024
Assets	$43,155	$—	$43,155	$—	$44,233	$(1,078)
Liabilities	(8,210)	—	(8,210)	—	—	(8,210)

Note 12: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank’s with principal balances of $1.62 billion and $1.54 billion at December 31, 2025 and 2024, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $611.3 million and $483.2 million at December 31, 2025 and 2024, respectively.

The following table presents FHLB advances, by maturity, at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	4.04%	$319,500	4.62%	$288,000
1 to 2 Years	4.13	27,500	3.45	21,500
2 to 3 Years	4.02	30,000	4.13	27,500
3 to 4 Years	4.10	15,000	4.01	22,500
4 to 5 Years	4.09	7,500	—	—
Totals		$399,500		$359,500

Federal Reserve Discount Window. At December 31, 2025 and 2024, the Company had the ability to draw additional borrowings of $1.03 billion and $925.8 million, respectively, from the Federal Reserve Bank of Minneapolis. The ability to draw borrowings was based on loan collateral pledged with principal balances of $963.5 million and investment securities collateral pledged with fair value of $254.3 million as of December 31, 2025, subject to the approval from the Board of Governors of the Federal Reserve System. As of December 31, 2024, the ability to draw borrowings was based on loan collateral pledged with principal balances of $815.5 million and investment securities pledged with fair value of $289.9 million. There were no Federal Reserve borrowings outstanding as of either December 31, 2025 or 2024.

Federal Funds Purchased. Federal funds purchased mature one business day from the transaction date. There were $-0- federal funds purchased outstanding as of each of December 31, 2025 and 2024.

Line of Credit. The Company has an outstanding Loan and Security Agreement and related revolving note with an unaffiliated financial institution that is secured by 100% of the issued and outstanding stock of the Bank. The maximum principal amount of the Company’s revolving line of credit is $40.0 million. As of both December 31, 2025 and 2024, the Company had two outstanding letters of credit totaling $6.4 million under this facility. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. As of December 31, 2025, the Company believes it was in compliance with all such covenants and capital ratio requirements.

The following table presents the revolving line of credit at December 31, 2025 and 2024:

		Total Debt	Total Debt
		Outstanding	Outstanding	Interest
Name	Maturity Date	December 31, 2025	December 31, 2024	Rate	Coupon Structure
Revolving Credit Facility	September 1, 2026	$—	$13,750	6.75%	Variable with Floor (1)
(1)	The variable interest rate is equal to the greater of the Wall Street Journal Prime Rate in effect or a floor rate of 4.50%.

Note 13: Subordinated Debentures

The following presents a summary of the Company’s subordinated debentures as of December 31, 2025 and 2024:

				Total Debt	Total Debt
	Date	First	Maturity	Outstanding	Outstanding	Interest
Name	Established	Redemption Date	Date	December 31, 2025	December 31, 2024	Rate	Coupon Structure
(dollars in thousands)
2030 Notes	June 19, 2020	July 1, 2025	July 1, 2030	$—	$50,000	5.25%	Fixed-to-Floating (1)
2031 Notes	July 8, 2021	July 15, 2026	July 15, 2031	30,000	30,000	3.25%	Fixed-to-Floating (2)
2035 Notes	June 24, 2025	June 30, 2030	June 30, 2035	80,000	—	7.625%	Fixed-to-Floating (3)
Subordinated Debentures				110,000	80,000
Debt Issuance Costs				(1,323)	(330)
Subordinated Debentures, Net of Issuance Costs				$108,677	$79,670
(1)	Notes fully redeemed as of June 30, 2025.
(2)	Migrates to three month term SOFR + 2.52% beginning July 15, 2026 until either the maturity date or earlier redemption date.
(3)	Migrates to three month term SOFR + 3.88% beginning June 30, 2030 until either the maturity date or earlier redemption date.

Note 14: Related-Party Transactions

In the ordinary course of business, the Company has granted loans to executive officers, directors, principal shareholders, and their affiliates (together, “related parties”). The following table presents the activity associated with loans made between related parties for the years ended December 31, 2025 and 2024:

(dollars in thousands)	2025	2024
Beginning Balance	$9,319	$31,840
New Loans and Advances	11,289	6,598
Repayments	(10,244)	(29,119)
Totals	$10,364	$9,319

Deposits from related parties held by the Company at December 31, 2025 and 2024 were $16.6 million and $18.4 million, respectively.

The Company has a lease agreement with a related party which is disclosed in “Note 9 – Leases”.

Note 15: Income Taxes

The following table presents the allocation of federal and state income taxes between current and deferred portions as of December 31, 2025:

(dollars in thousands)	2025
Current Tax Provision
Federal	$10,321
State	5,627
Total Current Tax Provision	$15,948
Deferred Tax Benefit
Federal	$(1,500)
State	(504)
Total Deferred Tax Benefit	$(2,004)
Total Income Tax Provision
Federal	$8,821
State	5,123
Total Income Tax Provision	$13,944

The Company does not have pretax income from continuing foreign operations or foreign tax expense.

The following table presents the allocation of federal and state income taxes between current and deferred portions as of December 31, 2024 and 2023 before the adoption of ASU 2023-09:

(dollars in thousands)	2024	2023
Current Tax Provision	$9,887	$11,886
Deferred Tax Expense	24	676
Total Income Tax Provision	$9,911	$12,562

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows as of December 31, 2025:

	2025
(dollars in thousands)	Amount	Percent
Amount of Statutory Rate	$12,607	21.0%
State Income Taxes (Net of Federal Income Tax Benefit) (1)	4,047	6.7
Tax Credits
Low Income Housing	(2,347)	(3.9)
Rehabilitation	(815)	(1.4)
Nontaxable or Nondeductible Items
Interest on Investment Securities and Loans Exempt from Federal Income Tax	(1,468)	(2.4)
Other	(183)	(0.3)
Other Adjustments
Proportional Amortization	2,451	4.1
Other	(348)	(0.6)
Totals	$13,944	23.2%
(1)	State taxes in Minnesota made up the majority (greater than 50 percent) of the tax effect in this category.

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows as of December 31, 2024 and 2023 before the adoption of ASU 2023-09:

	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Amount of Statutory Rate	$8,974	21.0%	$11,030	21.0%
State Income Taxes (Net of Federal Income Tax Benefit) (1)	2,920	6.8	3,511	6.6
Interest on Investment Securities and Loans Exempt From Federal Income Tax	(984)	(2.3)	(1,175)	(2.3)
Tax Credits	(360)	(0.8)	(91)	0.0
Other Differences	(639)	(1.5)	(713)	(1.4)
Totals	$9,911	23.2%	12,562	23.9%
(1)	State taxes in Minnesota made up the majority (greater than 50 percent) of the tax effect in this category.

The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of historic tax credits, low-income housing tax credits, the level of tax-exempt investments and loans, and the overall level of pre-tax income.

The following table presents the components of the net deferred tax asset included in other assets, as of December 31, 2025 and 2024:

(dollars in thousands)	2025	2024
Depreciation	$(832)	$(834)
Allowance for Credit Losses	15,764	14,559
Unrealized Loss on Securities Available for Sale	2,940	11,189
Unrealized Gain on Cash Flow Hedges	(3,167)	(5,799)
Intangibles	(443)	(315)
Deferred Loan Fees	2,503	1,912
Reserve for Off-Balance Sheet Credit Exposures	1,120	1,015
Other	436	207
Totals	$18,321	$21,934

Note 16: Tax Credit Investments

The Company invests in qualified affordable housing projects and federal historic projects for the purpose of community reinvestment and obtaining tax credits. The Company’s tax credit investments are limited to existing lending relationships with well-known developers and projects within the Company’s market area.

The following table presents a summary of the Company’s investments in qualified affordable housing projects and other tax credit investments at December 31, 2025 and 2024:

(dollars in thousands)		December 31, 2025		December 31, 2024
Investment	Accounting Method	Investment	Unfunded Commitment (1)	Investment	Unfunded Commitment
Low Income Housing Tax Credit (LIHTC)	Proportional Amortization	$24,767	$10,887	$14,922	$340
Federal Historic Tax Credit (FHTC)	Proportional Amortization	2,005	493	2,872	2,541
Total		$26,772	$11,380	$17,794	$2,881
(1)	All commitments are expected to be paid by the Company by December 31, 2026.

The following table presents a summary of the amortization expense and tax benefit recognized for the Company’s qualified affordable housing projects and other tax credit investments during 2025, 2024 and 2023:

	Year Ended
	December 31,
(dollars in thousands)	2025	2024	2023
Amortization Expense (1)
LIHTC	$1,875	$1,991	$1,810
FHTC	576	719	668
Total	$2,451	$2,710	$2,478
Tax Benefit Recognized (2)
LIHTC	$(2,347)	$(2,347)	$(1,693)
FHTC	(829)	(885)	(912)
Total	$(3,176)	$(3,232)	$(2,605)
(1)	The amortization expense for the LIHTC investments are included in income tax expense.
(2)	All of the tax benefits recognized are included in income tax expense.

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

The following commitments were outstanding at December 31, 2025 and 2024:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Unfunded Commitments Under Lines of Credit	$796,843	$679,064
Letters of Credit	124,837	124,397
Totals	$921,680	$803,461

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

The Company had outstanding letters of credit with the FHLB in total amounts of $109.0 million and $103.2 million at December 31, 2025 and 2024, respectively, on behalf of customers and to secure public deposits.

The ACL for off-balance sheet credit exposures was $4.0 million and $3.6 million at December 31, 2025 and 2024, respectively, and is separately classified on the balance sheet within other liabilities.

The following table presents the balance and activity in the ACL for off-balance sheet credit exposures for the year ended December 31, 2025 and 2024:

(dollars in thousands)	December 31, 2025	December 31, 2024
Allowance for Credit Losses:
Beginning Balance	$3,610	$2,985
Provision for Off-Balance Sheet Credit Exposures	400	625
Total Ending Balance	$4,010	$3,610

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of December 31, 2025 and 2024, there were 10,000 and 30,000 shares, respectively, of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with vesting periods of four years. As of December 31, 2025, and 2024, there were 2,192 and 87 shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

In 2023, the Company adopted the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (the “2023 EIP”). Under the 2023 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of December 31, 2025, and 2024, there were 464,751 and 972,460 shares, respectively, of the Company’s common stock reserved for future grants under the 2023 EIP.

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

The Company used the S&P 600 CM Bank Index as its historical volatility index. The S&P 600 CM Bank Index is an index of publicly traded small capitalization, regional, commercial banks located throughout the United States. There were 56 banks in the index ranging in market capitalization from $600.0 million up to $5.0 billion.

The weighted average assumptions used in the model for valuing stock option grants in 2025 is as follows:

	December 31,
	2025
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	30.86%
Risk-Free Interest Rate	4.33%

The following table presents a summary of the status of the Company’s outstanding stock options for the years ended December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at Beginning of Year	1,860,609	$10.69	2,014,994	$10.57
Granted	325,000	14.43	10,000	13.17
Exercised	(233,934)	8.29	(99,385)	7.68
Forfeitures	(16,500)	12.94	(65,000)	11.81
Outstanding at Period End	1,935,175	$11.59	1,860,609	$10.69

Options Exercisable at Period End	1,350,924	$10.69	1,423,108	$9.95

For the years ended December 31, 2025, 2024 and 2023, the Company recognized compensation expense for stock options of $1.2 million, $917,000 and $851,000, respectively.

The following table presents information pertaining to options outstanding at December 31, 2025:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$7.00 - 7.99	642,792	$7.47	1.8	642,792	$7.47
8.00 - 8.99	2,961	8.76	4.3	2,961	8.76
10.00 - 10.99	202,500	10.62	7.4	94,749	10.59
11.00 - 11.99	221,125	11.16	6.2	148,375	11.20
12.00 - 12.99	245,297	12.91	3.6	245,297	12.91
13.00 - 13.99	285,000	13.75	9.1	2,500	13.17
17.00 - 17.99	285,500	17.50	6.1	214,250	17.50
18.00 - 18.99	50,000	18.03	9.9	—	—
Totals	1,935,175	$11.59	5.0	1,350,924	$10.69

As of December 31, 2025, there was $2.5 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.3 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the year ended December 31, 2025:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2024	437,501	$5.18
Granted	325,000	6.08
Vested	(168,375)	5.15
Forfeited	(9,875)	4.85
Nonvested Options at December 31, 2025	584,251	$5.69

Restricted Stock Awards

There was no restricted stock award granting activity for the year ended December 31, 2025. Compensation expense associated with the restricted stock awards is recognized on a straight-line basis over the period that the restrictions associated with the awards lapse based on the total cost of the award at the grant date. For the years ended December 31, 2025, 2024 and 2023, the Company recognized compensation expense for restricted stock awards of $-0-, $13,000 and $417,000, respectively.

In addition, during the year ended December 31, 2025, the Company issued 30,728 shares of common stock to directors as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to directors of $496,000 was included in stock-based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following table presents an analysis of nonvested restricted stock units outstanding for the years ended December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested at Beginning of Year	415,758	$14.46	441,015	$14.71
Granted	194,774	16.82	178,010	14.06
Vested	(154,473)	15.18	(160,630)	14.67
Forfeited	(8,398)	14.39	(42,637)	14.59
Nonvested at Year End	447,661	$15.24	415,758	$14.46

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the years ended December 31, 2025, 2024 and 2023, the Company recognized compensation expense for restricted stock units of $2.5 million, $2.5 million and $2.2 million, respectively.

As of December 31, 2025, there was $6.1 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP or 2023 EIP that is expected to be recognized over a weighted-average period of 2.8 years.

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

The employer match contributions for the 401(k) plan were $1.2 million, $1.1 million, and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total employer discretionary profit sharing contributions to the plan were $1.0 million, $840,000, and $824,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 20: Deferred Compensation Plan

In 2013, the Company implemented a deferred compensation plan for certain employees which allows the Company to make a discretionary contribution to the account of any employee designated as a participant in the plan based upon the participant’s performance for the calendar year. Company contributions to the plan vest on the fourth anniversary of the last day of the calendar year for which the contribution was made to the plan and accrue interest at a rate equal to the Bank’s return on average equity for the immediately preceding calendar year, or an alternative rate set by the Company’s board of directors. Distribution of amounts contributed under the plan, including accrued interest, is made in a lump sum cash payment within 75 days following the date such amounts become vested. As of each of December 31, 2025 and 2024, the Company had a liability of $-0- recorded on the consolidated balance sheets. There were no new contributions made to the plan during the years ended December 31, 2025 and 2024.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of December 31, 2025 and 2024:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Company (Consolidated):
Total Risk-based Capital	$667,814	14.12%	$378,356	8.00%	$496,593	10.50%	N/A	N/A
Tier 1 Risk-based Capital	500,002	10.57	283,767	6.00	402,004	8.50	N/A	N/A
Common Equity Tier 1 Capital	433,488	9.17	212,825	4.50	331,062	7.00	N/A	N/A
Tier 1 Leverage Ratio	500,002	9.20	217,505	4.00	217,505	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$636,973	13.49%	$377,687	8.00%	$495,715	10.50%	$472,109	10.00%
Tier 1 Risk-based Capital	577,942	12.24	283,266	6.00	401,293	8.50	377,687	8.00
Common Equity Tier 1 Capital	577,942	12.24	212,449	4.50	330,477	7.00	306,871	6.50
Tier 1 Leverage Ratio	577,942	10.65	217,116	4.00	217,116	4.00	271,395	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Company (Consolidated):
Total Risk-based Capital	$585,966	13.76%	$340,581	8.00%	$447,013	10.50%	N/A	N/A
Tier 1 Risk-based Capital	453,049	10.64	255,436	6.00	361,867	8.50	N/A	N/A
Common Equity Tier 1 Capital	386,535	9.08	191,577	4.50	298,008	7.00	N/A	N/A
Tier 1 Leverage Ratio	453,049	9.44	191,878	4.00	191,878	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$573,158	13.49%	$340,003	8.00%	$446,254	10.50%	$425,004	10.00%
Tier 1 Risk-based Capital	520,000	12.24	255,002	6.00	361,253	8.50	340,003	8.00
Common Equity Tier 1 Capital	520,000	12.24	191,252	4.50	297,503	7.00	276,253	6.50
Tier 1 Leverage Ratio	520,000	10.86	191,593	4.00	191,593	4.00	239,491	5.00

The Company and the Bank must maintain a capital conservation buffer as defined by regulatory guidelines, in order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers.

As of December 31, 2025 and 2024, the capital ratios of the Company and the Bank were in excess of the quantitative capital ratio standards applicable on those dates.

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. There have been no changes in the methodologies used at December 31,

2025. The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$146,206	$—	$—	$146,206
Municipal Bonds	—	239,168	—	239,168
Mortgage-Backed Securities	—	245,672	—	245,672
Corporate Securities	—	92,407	—	92,407
U.S. Government Agency Securities	—	8,707	—	8,707
Asset-Backed Securities	—	44,281	—	44,281
Fair Value Swaps	—	10,968	—	10,968
Interest Rate Caps	—	13,221	—	13,221
Interest Rate Swaps	—	10,711	—	10,711
Risk Participation Agreements	—	—	1	1
Total Fair Value of Financial Assets	$146,206	$665,135	$1	$811,342
Fair Value of Financial Liabilities:
Fair Value Swaps	$—	$419	$—	$419
Interest Rate Swaps	—	9,424	—	9,424
Risk Participation Agreements	—	—	13	13
Total Fair Value of Financial Liabilities	$—	$9,843	$13	$9,856

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$167,748	$—	$—	$167,748
Municipal Bonds	—	122,265	—	122,265
Mortgage-Backed Securities	—	244,890	—	244,890
Corporate Securities	—	134,186	—	134,186
U.S. Government Agency Securities	—	22,082	—	22,082
Asset-Backed Securities	—	77,076	—	77,076
Fair Value Swaps	—	10,487	—	10,487
Interest Rate Caps	—	19,319	—	19,319
Interest Rate Swaps	—	13,349	—	13,349
Total Fair Value of Financial Assets	$167,748	$643,654	$—	$811,402
Fair Value of Financial Liabilities:
Interest Rate Swaps	$—	$8,210	$—	$8,210
Total Fair Value of Financial Liabilities	$—	$8,210	$—	$8,210

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

Risk Participation Agreements

The fair value of RPAs is calculated by determining the total expected asset or liability exposure using observable inputs, such as yield curves and volatilities, of the derivative to the borrower and applying an unobservable credit default probability to that exposure, and accordingly are valued using level 3 inputs.

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment or a change in the amount of previously recognized impairment.

The following tables present nonrecurring fair value measurements of certain assets for the periods ended December 31, 2025, 2024 and 2023:

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$39,043	$3,812
Totals	$—	$—	$39,043	$3,812

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$91	$44
Totals	$—	$—	$91	$44

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$9,602	$199
Totals	$—	$—	$9,602	$199

Individually Evaluated Loans

The Company records certain loans at fair value on a non-recurring basis. Individually evaluated loans for which an allowance is established, or a write-down has occurred during the period, based on the fair value of collateral require classification in the fair value hierarchy. The fair value of the loan’s collateral is determined by appraisals, independent valuation and other techniques. When the fair value of the loan’s collateral is based on an observable market price the Company classifies the fair value of the individually evaluated loans within Level 2 of the valuation hierarchy. For loans in which the valuation has unobservable inputs, the Company classifies these within the Level 3 of the valuation hierarchy. As of December 31, 2025, collateral values were estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs, including internally determined values based on cost adjusted for depreciation and customized discounting criteria on appraisals which ranged from 4-25%. Due to the significance of unobservable inputs, fair values of individually evaluated loans have been classified as Level 3.

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

The following tables present the carrying amounts and estimated fair values of financial instruments at December 31, 2025 and 2024:

	December 31, 2025
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$123,511	$123,511	$—	$—	$123,511
Securities Available for Sale	776,441	146,206	630,235	—	776,441
FHLB Stock, at Cost	21,122	—	21,122	—	21,122
Loans, Net	4,244,108	—	4,142,794	39,043	4,181,837
Accrued Interest Receivable	18,929	—	18,929	—	18,929
Fair Value Swaps	10,968	—	10,968	—	10,968
Interest Rate Caps	13,221	—	13,221	—	13,221
Interest Rate Swaps	10,711	—	10,711	—	10,711
Risk Participation Agreements	1	—	—	1	1

Financial Liabilities:
Deposits	$4,320,369	$—	$4,324,551	$—	$4,324,551
FHLB Advances	399,500	—	399,760	—	399,760
Subordinated Debentures	108,677	—	102,579	—	102,579
Accrued Interest Payable	3,227	—	3,227	—	3,227
Fair Value Swaps	419	—	419	—	419
Interest Rate Swaps	9,424	—	9,424	—	9,424
Risk Participation Agreements	13	—	—	13	13

	December 31, 2024
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Due From Banks	$229,760	$229,760	$—	$—	$229,760
Bank-Owned Certificates of Deposit	4,377	—	4,370	—	4,370
Securities Available for Sale	768,247	167,748	600,499	—	768,247
FHLB Stock, at Cost	19,297	—	19,297	—	19,297
Loans, Net	3,809,436	—	3,709,775	91	3,709,866
Accrued Interest Receivable	17,711	—	17,711	—	17,711
Fair Value Swaps	10,487	—	10,487	—	10,487
Interest Rate Caps	19,319	—	19,319	—	19,319
Interest Rate Swaps	13,349	—	13,349	—	13,349

Financial Liabilities:
Deposits	$4,086,767	$—	$4,131,298	$—	$4,131,298
Notes Payable	13,750	—	13,775	—	13,775
FHLB Advances	359,500	—	358,759	—	358,759
Subordinated Debentures	79,670	—	76,056	—	76,056
Accrued Interest Payable	4,008	—	4,008	—	4,008
Interest Rate Swaps	8,210	—	8,210	—	8,210

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at December 31, 2025 and 2024.

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

Note 25: Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2025
Net Unrealized Gain on Available for Sale Securities	$29,313	$(8,425)	$20,888
Less: Reclassification Adjustment for Net Gains Included in Net Income	(614)	176	(438)
Total Unrealized Gain	28,699	(8,249)	20,450

Net Unrealized Loss on Cash Flow Hedge	(2,673)	768	(1,905)
Less: Reclassification Adjustment for Gains Included in Net Income	(6,484)	1,864	(4,620)
Total Unrealized Loss	(9,157)	2,632	(6,525)

Other Comprehensive Gain	$19,542	$(5,617)	$13,925

Year Ended December 31, 2024
Net Unrealized Gain on Available for Sale Securities	$5,967	$(1,716)	$4,251
Less: Reclassification Adjustment for Net Gains Included in Net Income	(385)	111	(274)
Total Unrealized Gain	5,582	(1,605)	3,977

Net Unrealized Gain on Cash Flow Hedge	10,515	(3,022)	7,493
Less: Reclassification Adjustment for Gains Included in Net Income	(9,245)	2,657	(6,588)
Total Unrealized Gain	1,270	(365)	905

Other Comprehensive Gain	$6,852	$(1,970)	$4,882

Year Ended December 31, 2023
Net Unrealized Gain on Available for Sale Securities	$3,339	$(959)	$2,380
Less: Reclassification Adjustment for Net Losses Included in Net Income	33	(9)	24
Total Unrealized Gain	3,372	(968)	2,404

Net Unrealized Gain on Cash Flow Hedge	2,299	(660)	1,639
Less: Reclassification Adjustment for Gains Included in Net Income	(6,102)	1,755	(4,347)
Total Unrealized Loss	(3,803)	1,095	(2,708)

Other Comprehensive Loss	$(431)	$127	$(304)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2025, 2024 and 2023:

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Year Ended December 31, 2025
Balance at Beginning of Year	$(27,743)	$14,379	$(13,364)
Other Comprehensive Income Before Reclassifications	20,888	(1,905)	18,983
Amounts Reclassified from Accumulated Other Comprehensive Income	(438)	(4,620)	(5,058)
Net Other Comprehensive Income During Period	20,450	(6,525)	13,925
Balance at End of Year	$(7,293)	$7,854	$561

Year Ended December 31, 2024
Balance at Beginning of Year	$(31,720)	$13,474	$(18,246)
Other Comprehensive Income Before Reclassifications	4,251	7,493	11,744
Amounts Reclassified from Accumulated Other Comprehensive Income	(274)	(6,588)	(6,862)
Net Other Comprehensive Income During Period	3,977	905	4,882
Balance at End of Year	$(27,743)	$14,379	$(13,364)

Year Ended December 31, 2023
Balance at Beginning of Year	$(34,124)	$16,182	$(17,942)
Other Comprehensive Income Before Reclassifications	2,380	1,639	4,019
Amounts Reclassified from Accumulated Other Comprehensive Income	24	(4,347)	(4,323)
Net Other Comprehensive Income (Loss) During Period	2,404	(2,708)	(304)
Balance at End of Year	$(31,720)	$13,474	$(18,246)

Note 26: Parent Company Financial Information

The following information presents the condensed balance sheets of the Company as of December 31, 2025 and 2024, and the condensed statements of income and cash flows of the Company for the years ended December 31, 2025, 2024 and 2023:

Condensed Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2025	2024
ASSETS
Cash and Cash Equivalents	$23,039	$20,008
Investment in Subsidiaries	595,035	524,886
Premises and Equipment, Net	755	785
Other Assets	11,412	8,882
Total Assets	$630,241	$554,561
LIABILITIES AND EQUITY
LIABILITIES
Notes Payable	$—	$13,750
Subordinated Debentures, Net of Issuance Costs	108,677	79,670
Accrued Interest Payable	493	452
Other Liabilities	3,976	2,754
Total Liabilities	113,146	96,626
SHAREHOLDERS’ EQUITY
Preferred Stock—$0.01 par value
Preferred Stock—Authorized 10,000,000	66,514	66,514
Common Stock—$0.01 par value
Voting Common Stock—Authorized 75,000,000	278	276
Additional Paid‑In Capital	98,287	95,088
Retained Earnings	351,455	309,421
Accumulated Other Comprehensive Income (Loss)	561	(13,364)
Total Shareholders’ Equity	517,095	457,935
Total Liabilities and Shareholders' Equity	$630,241	$554,561

Condensed Statements of Income

	December 31,	December 31,	December 31,
(dollars in thousands)	2025	2024	2023
INCOME
Dividend Income	$—	$10,000	$—
Interest Income	2	13	3
Other Income	118	115	118
Total Income	120	10,128	121
EXPENSE
Interest Expense	6,507	5,144	5,126
Other Expenses	1,819	1,805	1,757
Total Interest Expense	8,326	6,949	6,883
INCOME (LOSS) BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS	(8,206)	3,179	(6,762)
Income Tax Benefit	2,269	1,902	1,894
INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS	(5,937)	5,081	(4,868)
Equity in Undistributed Earnings	52,025	27,744	44,828
NET INCOME	$46,088	$32,825	$39,960

Condensed Statements of Cash Flows

	December 31,	December 31,	December 31,
(dollars in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$46,088	$32,825	$39,960
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Equity in Undistributed Earnings of Subsidiaries	(52,025)	(27,744)	(44,828)
Changes in Other Assets and Liabilities	(835)	(3,614)	(738)
Net Cash Provided (Used) by Operating Activities	(6,772)	1,467	(5,606)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Subsidiaries	—	—	—
Proceeds from Bridgewater Risk Management, Inc. Liquidation	—	—	4,143
Net Cash Provided (Used) by Investing Activities	—	—	4,143
CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Notes Payable	(13,750)	—	—
Proceeds from Notes Payable	—	—	—
Proceeds from Issuance of Subordinated Debt	78,605	—	—
Redemption of Subordinated Debt	(50,000)	—	—
Stock Options Exercised	1,939	763	963
Stock Repurchases and Repurchases for Tax Withholding on Equity Awards	(2,937)	(5,901)	(5,127)
Preferred Stock Dividends Paid	(4,054)	(4,054)	(4,054)
Net Cash Provided (Used) by Financing Activities	9,803	(9,192)	(8,218)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,031	(7,725)	(9,681)
Cash and Cash Equivalents Beginning	20,008	27,733	37,414
Cash and Cash Equivalents Ending	$23,039	$20,008	$27,733

Note 27: Subsequent Events

On January 27, 2026, the Company’s board of directors declared a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on the Series A Preferred Stock, payable on March 2, 2026, to shareholders of record on the Series A Preferred Stock at the close of business on February 13, 2026.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and President and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025, the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and the President and Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on

this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2025 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by RSM US LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. RSM US LLP’s report on the Company’s internal control over financial reporting appears in Item 8 of this Form-10K and is incorporated into this item by reference.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item, including information relating to compliance with Section 16(a) of the Exchange Act, is set forth under the headings “Proposal 1 – Election of Directors,” “Corporate Governance and the Board of Directors,” “Security Ownership of Certain Beneficial Owners,” “Delinquent Section 16(a) Reports” and in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2026, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this item is set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance and the Board of Directors – Director Compensation,” and “Corporate Governance and the Board of Directors – Compensation Committee Interlocks and Insider Participation,” “CEO Pay Ratio,” “Pay Versus Performance,” “Compensation Committee Report” appearing in the Company's definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2026, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plans

The following table presents the number of outstanding options, warrants and rights granted to participants by the Company under its equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2025. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock incentive plans is presented in “Note 18 – Stock Options, Restricted Stock and Restricted Stock Units” to the Consolidated Financial Statements for the year ending December 31, 2025.

(c)
Number of
	(a)		securities
	Number of	(b)	available for
	securities to be	Weighted-	future issuance
	issued upon	average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))
Equity compensation plans approved by shareholders (1)	2,382,836	$11.59	476,943
Equity compensation plans not approved by shareholders	—	—	—
Total	2,382,836	$11.59	476,943
(1)	Column (a) includes outstanding stock options granted under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan, the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan, the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan and the Bridgewater Bancshares, Inc. 2012 Combined Incentive and Non-Statutory Stock Option Plan. This column also includes unvested restricted stock units granted under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan and the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan.

Column (b) does not reflect restricted stock units as they do not include an exercise price.

Column (c) includes 10,000, 2,192, and 464,751 shares remaining available for future issuance under the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan, Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan and the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan, respectively, as of December 31, 2025.

The information required pursuant to Item 403 of Regulation S-K can be found under the caption “Security Ownership of Certain Beneficial Owners” in the Company’s definitive Proxy Statement on Form DEF 14A for our Annual Meeting of Shareholders to be held on April 28, 2026, which will be filed with the SEC within 120 days of the Company’s fiscal year end, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2026, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this item is set forth under the heading “Proposal 3 – Ratification of the Appointment of RSM US LLP as our Independent Registered Public Accounting Firm” appearing in the Company’s definitive Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2026, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, which is incorporated herein by reference.

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
4.2

Indenture, dated June 24, 2025, by and between Bridgewater Bancshares, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on June 24, 2025)

4.3

Forms of 7.625% Fixed-to-Floating Rate Subordinated Note due July 1, 2035 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.3 hereto and incorporated by reference herein to Exhibit 4.1 on Form 8-K filed on June 24, 2025)

4.4

Indenture, dated July 8, 2021, by and between Bridgewater Bancshares, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on July 8, 2021)

4.5

Forms of 3.25% Fixed-to-Floating Rate Subordinated Note due July 15, 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.5 hereto and incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on July 8, 2021)

4.6

Deposit Agreement, dated as of August 17, 2021, among Bridgewater Bancshares, Inc., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, and the holders from time to time of the depositary receipts issued thereunder (incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on August 17, 2021)

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

10.16

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
10.23

Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Mary Jayne Crocker (incorporated herein by reference to Exhibit 10.28 on Form 10-K filed on March 7, 2023)†

10.24

First Amendment to Employment Agreement among Bridgewater Bancshares, Inc., Bridgewater Bank, and Mary Jane Crocker, dated August 18, 2025. (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on August 19, 2025)†

10.25

Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Joseph Chybowski (incorporated herein by reference to Exhibit 10.29 on Form 10-K filed on March 7, 2023)†

10.26	Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Nicholas Place (incorporated herein by reference to Exhibit 10.31 on Form 10-K filed on March 7, 2023)†

10.27	Executive Employment Agreement, dated January 1, 2022 between Bridgewater Bancshares, Inc. and Lisa Salazar†
10.28	First Amendment to Employment Agreement among Bridgewater Bancshares, Inc., Bridgewater Bank, and Lisa Salazar, dated January 31, 2025†

10.29

Second Amendment to Loan and Security Agreement, dated September 1, 2022, by and between Bridgewater Bancshares, Inc. and ServisFirst Bank (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on September 1, 2022)

10.30

Amended and Restated Revolving Note, dated September 1, 2022, made by Bridgewater Bancshares, Inc. to and in favor of ServisFirst Bank (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on September 1, 2022)

10.31	Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Appendix C on Schedule 14A filed on March 13, 2023)†

10.32	Form of Restricted Stock Award Agreement under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 on Form S-8 filed on April 28, 2023)†

10.33	Form of Restricted Stock Unit Award Agreement under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.36 on Form 10-K filed on March 7, 2024)†

10.34

Form of Nonqualified Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 on Form S-8 filed on April 28, 2023)†

10.35	Form of Incentive Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.7 on Form S-8 filed on April 28, 2023)†
10.36

Third Amendment to Loan and Security Agreement, dated September 1, 2024, by and between Bridgewater Bancshares, Inc. and ServisFirst Bank (incorporated herein by reference to Exhibit 10.1 to form 8-K filed on September 6, 2024)

10.37

Amended and Restated Revolving Note, dated September 1, 2024, made by Bridgewater Bancshares, Inc. to and in favor of ServisFirst Bank (incorporated herein by reference to Exhibit 10.2 to form 8-K filed on September 6, 2024)

10.38	Short Term Incentive Plan (incorporated herein by reference to Exhibit 10.36 on Form 10-K filed on March 6, 2025)†

10.39	BOLI Supplementary Life Insurance Benefit (incorporated herein by reference to Exhibit 10.37 on Form 10-K filed on March 6, 2025)†

19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 on Form 10-K filed on March 7, 2024)

21.1	Subsidiaries of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 21.1 on Form 10-K filed on March 7, 2024)
23.1	Consent of RSM US LLP

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Bridgewater Bancshares, Inc. Clawback Policy (Incorporated herin by reference to Exhibit 97.1 on Form 10-K filed on March 7, 2024)

101.1

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

Bridgewater Bancshares, Inc.

Date: February 26, 2026	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry J. Baack	Chairman and Chief Executive	February 26, 2026
Jerry J. Baack	Officer (Principal Executive Officer)

/s/ Joe M. Chybowski	President and Chief Financial	February 26, 2026
Joe M. Chybowski	Officer (Principal Financial Officer)
/s/ Laura B. Espeseth	Chief Administrative Officer	February 26, 2026
Laura B. Espeseth	(Principal Accounting Officer)

/s/ Lisa M. Brezonik	Director	February 26, 2026
Lisa M. Brezonik

/s/ Mary Jayne Crocker	Director	February 26, 2026
Mary Jayne Crocker

/s/ James S. Johnson	Director	February 26, 2026
James S. Johnson

/s/ David B. Juran	Director	February 26, 2026
David B. Juran

/s/ Mohammed Lawal	Director	February 26, 2026
Mohammed Lawal

/s/ Douglas J. Parish	Director	February 26, 2026
Douglas J. Parish

/s/ Jeffrey D. Shellberg	Director, Secretary and	February 26, 2026
Jeffrey D. Shellberg	Deputy Chief Credit Officer

/s/ Thomas P. Trutna	Director	February 26, 2026
Thomas P. Trutna

/s/ Todd B. Urness	Director	February 26, 2026
Todd B. Urness

/s/ David J. Volk	Director	February 26, 2026
David J. Volk