Form 10-Q
period 2026-03-31
Bridgewater Bancshares Inc
filed 2026-04-30
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the Common Stock outstanding as of April 28, 2026 was 27,883,367.

PART 1 – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$222,154	$123,511
Securities Available for Sale, at Fair Value	566,565	776,441
Loans, Net of Allowance for Credit Losses of $57,277 at March 31, 2026 (unaudited) and $56,443 at December 31, 2025	4,302,132	4,244,108
Federal Home Loan Bank (FHLB) Stock, at Cost	18,398	21,122
Premises and Equipment, Net	52,784	51,576
Accrued Interest	15,841	18,929
Goodwill	11,982	11,982
Other Intangible Assets, Net	6,703	6,930
Bank-Owned Life Insurance	45,219	46,576
Other Assets	93,618	105,827
Total Assets	$5,335,396	$5,407,002

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$828,845	$923,070
Interest Bearing	3,476,666	3,397,299
Total Deposits	4,305,511	4,320,369
FHLB Advances	336,000	399,500
Subordinated Debentures, Net of Issuance Costs	108,782	108,677
Accrued Interest Payable	4,254	3,227
Other Liabilities	52,425	58,134
Total Liabilities	4,806,972	4,889,907

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at March 31, 2026 (unaudited) and December 31, 2025	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,832,867 at March 31, 2026 (unaudited) and 27,759,970 at December 31, 2025	278	278
Additional Paid-In Capital	99,564	98,287
Retained Earnings	367,848	351,455
Accumulated Other Comprehensive Gain (Loss)	(5,780)	561
Total Shareholders' Equity	528,424	517,095
Total Liabilities and Equity	$5,335,396	$5,407,002

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2026	2025
INTEREST INCOME
Loans, Including Fees	$61,726	$53,820
Investment Securities	6,923	9,397
Other	1,316	2,491
Total Interest Income	69,965	65,708

INTEREST EXPENSE
Deposits	28,793	32,103
Federal Funds Purchased	238	—
Notes Payable	—	258
FHLB Advances	2,438	2,156
Subordinated Debentures	1,849	983
Total Interest Expense	33,318	35,500

NET INTEREST INCOME	36,647	30,208
Provision for Credit Losses	1,200	1,500

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	35,447	28,708

NONINTEREST INCOME
Customer Service Fees	527	495
Net Gain on Sales of Available for Sale Securities	7,251	1
Letter of Credit Fees	185	455
Debit Card Interchange Fees	201	137
Swap Fees	240	42
Bank-Owned Life Insurance	447	379
Investment Advisory Fees	213	325
Other Income	500	245
Total Noninterest Income	9,564	2,079

NONINTEREST EXPENSE
Salaries and Employee Benefits	13,492	11,371
Occupancy and Equipment	1,375	1,234
FDIC Insurance Assessment	780	450
Data Processing	611	619
Professional and Consulting Fees	1,196	994
Derivative Collateral Fees	168	451
Information Technology and Telecommunications	1,067	971
Marketing and Advertising	776	327
Intangible Asset Amortization	226	230
FHLB Prepayment Penalty	982	—
Other Expense	1,497	1,489
Total Noninterest Expense	22,170	18,136

INCOME BEFORE INCOME TAXES	22,841	12,651
Provision for Income Taxes	5,435	3,018
NET INCOME	17,406	9,633
Preferred Stock Dividends	(1,013)	(1,013)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$16,393	$8,620

EARNINGS PER SHARE
Basic	$0.59	$0.31
Diluted	0.58	0.31

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net Income	$17,406	$9,633
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	(2,941)	7,688
Unrealized Gains (Losses) on Cash Flow Hedges	2,450	(3,042)
Reclassification Adjustment for Gains Realized in Income	(8,408)	(1,833)
Income Tax Impact	2,558	(808)
Total Other Comprehensive Income (Loss), Net of Tax	(6,341)	2,005
Comprehensive Income	$11,065	$11,638

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2026 and 2025

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE December 31, 2024	$66,514	27,552,449	$276	$95,088	$309,421	$(13,364)	$457,935
Stock-based Compensation	—	8,520	—	986	—	—	986
Comprehensive Income	—	—	—	—	9,633	2,005	11,638
Stock Options Exercised	—	15,000	—	177	—	—	177
Stock Repurchases	—	(45,005)	—	(621)	—	—	(621)
Vested Restricted Stock Units	—	38,162	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(8,976)	—	(127)	—	—	(127)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE March 31, 2025	$66,514	27,560,150	$276	$95,503	$318,041	$(11,359)	$468,975

BALANCE December 31, 2025	$66,514	27,759,970	$278	$98,287	$351,455	$561	$517,095
Stock-based Compensation	—	8,302	—	1,270	—	—	1,270
Comprehensive Income (Loss)	—	—	—	—	17,406	(6,341)	11,065
Stock Options Exercised	—	30,400	—	325	—	—	325
Vested Restricted Stock Units	—	50,373	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(16,178)	—	(318)	—	—	(318)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE March 31, 2026	$66,514	27,832,867	$278	$99,564	$367,848	$(5,780)	$528,424

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$17,406	$9,633
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	(882)	(783)
Net Gain on Sales of Securities Available for Sale	(7,251)	(1)
Provision for Credit Losses on Loans	1,350	1,500
Recovery of Off-Balance Sheet Exposures	(150)	—
Loan Discount Accretion	(324)	(342)
Depreciation of Premises and Equipment	618	627
Amortization of Other Intangible Assets	226	230
Amortization of Right-of Use Asset	140	568
Cash Surrender Value of Bank-Owned Life Insurance	(446)	(379)
Amortization of Subordinated Debt Issuance Costs	105	96
Stock-based Compensation	1,270	986
Deferred Income Taxes	(239)	(428)
Remeasurement of Interest Rate Swap	139	—
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	6,900	1,158
Accrued Interest Payable and Other Liabilities	(2,869)	(5,744)
Net Cash Provided by Operating Activities	15,993	7,121

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Bank-Owned Certificates of Deposit	—	238
Proceeds from Sales of Securities Available for Sale	208,501	1,092
Proceeds from Termination of Interest Rate Swaps	10,403	—
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	29,033	26,538
Purchases of Securities Available for Sale	(29,574)	(11,613)
Net Increase in Loans	(59,050)	(150,814)
Purchase of FHLB Stock	(37,974)	(13,372)
Redemption of FHLB Stock	40,698	13,685
Purchases of Premises and Equipment	(1,826)	(536)
Redemption of Bank-owned Life Insurance	1,803	—
Net Cash Used in Investing Activities	162,014	(134,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	(14,858)	75,690
Proceeds from FHLB Advances	332,000	278,000
Principal Payments on FHLB Advances	(395,500)	(288,000)
Preferred Stock Dividends Paid	(1,013)	(1,013)
Stock Options Exercised	325	177
Stock Repurchases	—	(621)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(218)	(127)
Shares Repurchased for Tax Withholdings Upon Exercise Stock Options	(100)	—
Net Cash Provided by Financing Activities	(79,364)	64,106

NET CHANGE IN CASH AND CASH EQUIVALENTS	98,643	(63,555)
Cash and Cash Equivalents Beginning	123,511	229,760
Cash and Cash Equivalents Ending	$222,154	$166,205

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$110,380	$34,887
Cash Refund Received for Income Taxes	$(4)	$—

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1: Description of the Business and Summary of Significant Accounting Policies

Organization

Bridgewater Bancshares, Inc. (the “Company”) is a financial holding company headquartered in St. Louis Park, Minnesota, whose operations consist of the ownership of its wholly-owned subsidiary, Bridgewater Bank (the “Bank”). The Bank commenced operations in 2005 and provides retail and commercial loan and deposit services, principally to customers within the Twins Cities MSA. In 2008, the Bank formed BWB Holdings, LLC, a wholly-owned subsidiary of the Bank, for the purpose of holding repossessed property. In 2018, the Bank formed Bridgewater Investment Management, Inc., a wholly-owned subsidiary of the Bank, for the purpose of holding certain municipal securities and to engage in municipal lending activities.

Recent Developments

In February 2026, the Company opened a new branch location in Lake Elmo, Minnesota to expand the Company’s presence in the eastern side of the Twin Cities market.

On February 27, 2026, the Company and its wholly owned subsidiary, Bridgewater Bank, entered into an equity distribution agreement with Piper Sandler & Co., as distribution agent, pursuant to which the Company may offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $50.0 million, including through “at-the-market” offerings and other permitted methods. The distribution agent is entitled to a commission of 2.5% of the gross sales price of the common stock sold in such offering. The Company is not obligated to sell any shares of its common stock pursuant to the equity distribution agreement, and may suspend or terminate sales thereunder at any time. Any shares sold will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 and related prospectus supplement, and net proceeds, if any, are expected to be used for general corporate purposes, including investments in or advances to the Company’s subsidiaries, working capital, capital expenditures, stock repurchases, debt repayment, or potential acquisitions.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026.

Principles of Consolidation

These consolidated financial statements include the amounts of the Company, the Bank, with locations in Bloomington, Greenwood, Lake Elmo, Minneapolis (2), Minnetonka, Orono, St. Louis Park, and St. Paul, Minnesota, BWB Holdings, LLC, and Bridgewater Investment Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accounting policies of this segment are the same as those described in Note 1 of the Company’s most recent Annual Report on Form 10-K, filed with the SEC on February 26, 2026, concerning significant accounting policies. The CODM assesses performance of the segment and determines the appropriate allocation of Company resources based on consolidated net income, which is reported in the Consolidated Statements of Income. Consolidated net income is used in deciding where to deploy capital, and to monitor how budget compares to actual results. It is also used in benchmarking performance measures to Company peers for compensation related analysis. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets.

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares, adjusted for the dilutive effect of stock compensation. For the three months ended March 31, 2026 and 2025, stock options and restricted stock units totaling 195,030 and 993,727, respectively, were excluded from the calculation because they were deemed to be anti-dilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2026	2025
Net Income Available to Common Shareholders	$16,393	$8,620
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,800,091	27,568,772
Dilutive Effect of Stock Compensation	690,085	467,734
Weighted Average Common Stock Outstanding (Dilutive)	28,490,176	28,036,506

Basic Earnings per Common Share	$0.59	$0.31
Diluted Earnings per Common Share	0.58	0.31

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at March 31, 2026 and December 31, 2025:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	208,513	1,339	(13,191)	196,661
Mortgage-Backed Securities	238,500	2,312	(10,492)	230,320
Corporate Securities	94,728	2,012	(2,367)	94,373
U.S. Government Agency Securities	7,654	75	(27)	7,702
Asset-Backed Securities	37,566	3	(60)	37,509
Total Securities Available for Sale	$586,961	$5,741	$(26,137)	$566,565

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$155,863	$—	$(9,657)	$146,206
Municipal Bonds	242,995	8,686	(12,513)	239,168
Mortgage-Backed Securities	252,291	3,442	(10,061)	245,672
Corporate Securities	93,080	1,958	(2,631)	92,407
U.S. Government Agency Securities	8,664	73	(30)	8,707
Asset-Backed Securities	44,298	20	(37)	44,281
Total Securities Available for Sale	$797,191	$14,179	$(34,929)	$776,441

Securities with a carrying value of $106.8 million and $254.3 million were pledged to secure borrowing capacity at the Federal Reserve Discount Window as of March 31, 2026 and December 31, 2025, respectively.

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025:

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2026
Municipal Bonds	195	$47,577	$(832)	$89,280	$(12,359)	$136,857	$(13,191)
Mortgage-Backed Securities	109	12,054	(35)	106,909	(10,457)	118,963	(10,492)
Corporate Securities	39	9,378	(57)	35,054	(2,310)	44,432	(2,367)
U.S. Government Agency Securities	23	932	(6)	1,213	(21)	2,145	(27)
Asset-Backed Securities	10	11,553	(14)	12,907	(46)	24,460	(60)
Total Securities Available for Sale	376	$81,494	$(944)	$245,363	$(25,193)	$326,857	$(26,137)

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2025
U.S. Treasury Securities	2	$—	$—	$146,206	$(9,657)	$146,206	$(9,657)
Municipal Bonds	185	22,430	(354)	94,839	(12,159)	117,269	(12,513)
Mortgage-Backed Securities	108	4,701	(14)	110,265	(10,047)	114,966	(10,061)
Corporate Securities	45	10,341	(68)	39,318	(2,563)	49,659	(2,631)
U.S. Government Agency Securities	25	800	(3)	1,884	(27)	2,684	(30)
Asset-Backed Securities	7	13,024	(31)	6,150	(6)	19,174	(37)
Total Securities Available for Sale	372	$51,296	$(470)	$398,662	$(34,459)	$449,958	$(34,929)

At March 31, 2026 and December 31, 2025, 376 and 372 debt securities had unrealized losses with aggregate depreciation of approximately 7.4% and 7.2%, respectively, from the Company’s amortized cost. These unrealized losses have not been recognized into income because management does not intend to sell these securities, and it is not more likely than not it will be required to sell the securities before recovery of its amortized cost basis. Furthermore, the unrealized losses are due to changes in interest rates and other market conditions and were not reflective of credit events. To make this determination, consideration is given to such factors as the credit rating of the issuer, level of credit enhancement, changes in credit ratings, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. As of March 31, 2026 and December 31, 2025, there was no allowance for credit losses carried on the Company’s securities portfolio.

Accrued interest receivable on securities, which is recorded within accrued interest on the balance sheet, totaled $3.3 million and $6.2 million at March 31, 2026 and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

The Company has entered into fair value hedging transactions to mitigate the impact of changing interest rates on the fair value of securities within the portfolio. See Note 6 – Derivative Instruments and Hedging Activities for additional information.

There was a $7.3 million net realized gain as a result of sales from the securities portfolio for the three months ended March 31, 2026, which included a net gain of $10.4 million recorded on the termination of fair value hedges on treasury and municipal securities.

The following table presents a summary of the amortized cost and estimated fair value of debt securities by the earlier of expected call date or contractual maturity as of March 31, 2026. Call date is used when a call of the debt security is expected, as determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, U.S. government agency securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
March 31, 2026
Due in One Year or Less	$33,020	$34,580
Due After One Year Through Five Years	98,995	99,180
Due After Five Years Through 10 Years	123,609	112,034
Due After 10 Years	47,617	45,240
Subtotal	303,241	291,034
Mortgage-Backed Securities	238,500	230,320
U.S. Government Agency Securities	7,654	7,702
Asset-Backed Securities	37,566	37,509
Totals	$586,961	$566,565

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Proceeds From Sales of Securities	$208,501	$1,092
Gross Gains on Sales	6,190	4
Gross Losses on Sales	(9,342)	(3)

Note 4: Loans and Allowance for Credit Losses

The following table presents the components of the loan portfolio at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Commercial	$593,406	$547,245
Leases	41,791	43,407
Construction and Land Development	209,421	216,163
1-4 Family Construction	50,629	45,152
Real Estate Mortgage:
1-4 Family Mortgage	488,029	496,142
Multifamily	1,590,091	1,587,338
CRE Owner Occupied	188,588	189,754
CRE Nonowner Occupied	1,185,371	1,165,104
Total Real Estate Mortgage Loans	3,452,079	3,438,338
Consumer and Other	20,716	19,212
Total Loans, Gross	4,368,042	4,309,517
Allowance for Credit Losses	(57,277)	(56,443)
Net Deferred Loan Fees	(8,633)	(8,966)
Total Loans, Net	$4,302,132	$4,244,108

The following tables present the aging in past due loans and loans on nonaccrual status, with and without an ACL by loan segment, as of March 31, 2026 and December 31, 2025:

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
March 31, 2026
Commercial	$593,406	$—	$—	$—	$—	$593,406
Leases	41,791	—	—	—	—	41,791
Construction and Land Development	209,393	—	—	—	28	209,421
1-4 Family Construction	50,629	—	—	—	—	50,629
Real Estate Mortgage:
1-4 Family Mortgage	487,540	433	—	—	56	488,029
Multifamily	1,587,908	—	—	2,183	—	1,590,091
CRE Owner Occupied	188,588	—	—	—	—	188,588
CRE Nonowner Occupied	1,176,671	51	—	8,649	—	1,185,371
Total Real Estate Mortgage Loans	3,440,707	484	—	10,832	56	3,452,079
Consumer and Other	19,907	10	—	799	—	20,716
Totals	$4,355,833	$494	$—	$11,631	$84	$4,368,042

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2025
Commercial	$546,499	$746	$—	$—	$—	$547,245
Leases	43,407	—	—	—	—	43,407
Construction and Land Development	216,129	—	—	—	34	216,163
1-4 Family Construction	45,152	—	—	—	—	45,152
Real Estate Mortgage:
1-4 Family Mortgage	495,922	164	—	—	56	496,142
Multifamily	1,574,043	—	—	13,295	—	1,587,338
CRE Owner Occupied	189,754	—	—	—	—	189,754
CRE Nonowner Occupied	1,156,397	58	—	8,649	—	1,165,104
Total Real Estate Mortgage Loans	3,416,116	222	—	21,944	56	3,438,338
Consumer and Other	19,212	—	—	—	—	19,212
Totals	$4,286,515	$968	$—	$21,944	$90	$4,309,517

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

Loss: Loans classified as loss are considered uncollectible and charged-off immediately.

The following tables present loan balances classified by credit quality indicator by year of origination as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Commercial
Pass	$118,640	$126,129	$76,226	$15,779	$27,209	$36,813	$177,779	$578,575
Watch/Special Mention	495	—	1,951	—	—	1,262	750	4,458
Substandard	—	—	129	—	10,244	—	—	10,373
Total Commercial	119,135	126,129	78,306	15,779	37,453	38,075	178,529	593,406
Current Period Gross Write-offs	—	639	—	—	—	—	—	639

Leases
Pass	3,493	14,485	9,419	7,428	4,666	2,300	—	41,791
Total Leases	3,493	14,485	9,419	7,428	4,666	2,300	—	41,791
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Construction and Land Development
Pass	23,319	128,227	43,750	99	212	363	13,064	209,034
Substandard	—	359	28	—	—	—	—	387
Total Construction and Land Development	23,319	128,586	43,778	99	212	363	13,064	209,421
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	2,020	26,713	871	—	—	185	20,840	50,629
Total 1-4 Family Construction	2,020	26,713	871	—	—	185	20,840	50,629
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	20,969	89,824	65,731	41,942	81,905	103,651	82,541	486,563
Watch/Special Mention	200	—	—	—	—	—	—	200
Substandard	312	898	—	—	56	—	—	1,266
Total 1-4 Family Mortgage	21,481	90,722	65,731	41,942	81,961	103,651	82,541	488,029
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	95,032	430,659	166,744	76,973	383,958	381,803	10,805	1,545,974
Watch/Special Mention	—	31,509	—	—	—	—	—	31,509
Substandard	2,183	—	—	—	10,425	—	—	12,608
Total Multifamily	97,215	462,168	166,744	76,973	394,383	381,803	10,805	1,590,091
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	7,539	21,988	20,565	22,166	52,371	51,391	1,929	177,949
Watch/Special Mention	—	—	—	1,495	5,762	1,675	—	8,932
Substandard	—	—	—	—	—	1,707	—	1,707
Total CRE Owner Occupied	7,539	21,988	20,565	23,661	58,133	54,773	1,929	188,588
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	90,098	352,260	233,374	70,023	200,688	215,045	5,377	1,166,865
Watch/Special Mention	—	—	—	—	—	2,582	—	2,582
Substandard	2,885	12,141	898	—	—	—	—	15,924
Total CRE Nonowner Occupied	92,983	364,401	234,272	70,023	200,688	217,627	5,377	1,185,371
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	219,218	939,279	487,312	212,599	735,165	757,854	100,652	3,452,079

Consumer and Other
Pass	16	2,791	177	273	227	252	16,171	19,907
Substandard	—	—	—	—	—	799	10	809
Total Consumer and Other	16	2,791	177	273	227	1,051	16,181	20,716
Current Period Gross Write-offs	—	—	—	—	—	—	19	19

Total Period Gross Write-offs	—	639	—	—	—	—	19	658
Total Loans	$367,201	$1,237,983	$619,863	$236,178	$777,723	$799,828	$329,266	$4,368,042

	December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial
Pass	$163,333	$83,059	$17,582	$28,653	$14,774	$25,668	$201,739	$534,808
Watch/Special Mention	—	—	584	165	—	—	1,234	1,983
Substandard	—	135	—	10,313	6	—	—	10,454
Total Commercial	163,333	83,194	18,166	39,131	14,780	25,668	202,973	547,245
Current Period Gross Write-offs	21	—	1,239	58	186	—	—	1,504

Leases
Pass	15,721	11,057	8,412	5,390	1,749	1,078	—	43,407
Total Leases	15,721	11,057	8,412	5,390	1,749	1,078	—	43,407
Current Period Gross Write-offs	—	—	—	15	—	—	—	15

Construction and Land Development
Pass	158,592	42,019	1,598	222	412	—	13,286	216,129
Substandard	—	34	—	—	—	—	—	34
Total Construction and Land Development	158,592	42,053	1,598	222	412	—	13,286	216,163
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	29,621	2,910	—	196	186	—	12,239	45,152
Total 1-4 Family Construction	29,621	2,910	—	196	186	—	12,239	45,152
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	98,718	68,467	43,294	85,577	66,080	47,581	85,425	495,142
Substandard	944	—	—	56	—	—	—	1,000
Total 1-4 Family Mortgage	99,662	68,467	43,294	85,633	66,080	47,581	85,425	496,142
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	440,012	166,790	77,979	405,405	304,191	124,609	10,647	1,529,633
Watch/Special Mention	31,728	—	2,201	—	—	—	—	33,929
Substandard	13,296	—	—	10,480	—	—	—	23,776
Total Multifamily	485,036	166,790	80,180	415,885	304,191	124,609	10,647	1,587,338
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	22,102	20,740	23,532	52,754	28,295	26,910	1,932	176,265
Watch/Special Mention	—	—	1,510	5,823	432	2,171	1,842	11,778
Substandard	—	—	—	—	1,711	—	—	1,711
Total CRE Owner Occupied	22,102	20,740	25,042	58,577	30,438	29,081	3,774	189,754
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	367,117	252,912	70,464	216,814	123,618	113,955	4,110	1,148,990
Watch/Special Mention	—	—	—	—	—	—	133	133
Substandard	15,080	901	—	—	—	—	—	15,981
Total CRE Nonowner Occupied	382,197	253,813	70,464	216,814	123,618	113,955	4,243	1,165,104
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	988,997	509,810	218,980	776,909	524,327	315,226	104,089	3,438,338

Consumer and Other
Pass	3,046	198	306	269	44	1,074	14,275	19,212
Substandard	—	—	—	—	—	—	—	—
Total Consumer and Other	3,046	198	306	269	44	1,074	14,275	19,212
Current Period Gross Write-offs	—	—	4	—	—	—	30	34

Total Period Gross Write-offs	21	—	1,243	73	186	—	30	1,553
Total Loans	$1,359,310	$649,222	$247,462	$822,117	$541,498	$343,046	$346,862	$4,309,517

The following tables present the activity in the ACL, by segment, for the three months ended March 31, 2026 and 2025:

		Provision for
		(Recovery of)
		Credit Losses	Loans and	Recoveries	Total Ending
	Beginning	for Loans	Leases	of Loans	Allowance
(dollars in thousands)	Balance	and Leases	Charged-off	and Leases	Balance
Three Months Ended March 31, 2026
Commercial	$5,982	$914	$(639)	$138	$6,395
Leases	352	(47)	—	—	305
Construction and Land Development	1,687	9	—	—	1,696
1-4 Family Construction	316	39	—	—	355
Real Estate Mortgage:
1-4 Family Mortgage	2,475	(90)	—	—	2,385
Multifamily	23,775	365	—	—	24,140
CRE Owner Occupied	1,080	(15)	—	—	1,065
CRE Nonowner Occupied	20,595	82	—	—	20,677
Total Real Estate Mortgage Loans	47,925	342	—	—	48,267
Consumer and Other	181	93	(19)	4	259
Total	$56,443	$1,350	$(658)	$142	$57,277

		Provision for
		(Recovery of)
		Credit Losses	Loans and	Recoveries	Total Ending
	Beginning	for Loans	Leases	of Loans	Allowance
(dollars in thousands)	Balance	and Leases	Charged-off	and Leases	Balance
Three Months Ended March 31, 2025
Commercial	$5,630	$217	$—	$—	$5,847
Leases	368	(3)	—	—	365
Construction and Land Development	866	209	—	—	1,075
1-4 Family Construction	331	(39)	—	—	292
Real Estate Mortgage:
1-4 Family Mortgage	2,795	(210)	—	—	2,585
Multifamily	23,120	807	—	—	23,927
CRE Owner Occupied	1,290	(64)	—	—	1,226
CRE Nonowner Occupied	17,735	579	—	—	18,314
Total Real Estate Mortgage Loans	44,940	1,112	—	—	46,052
Consumer and Other	142	4	(12)	1	135
Total	$52,277	$1,500	$(12)	$1	$53,766

The following tables present the balance in the ACL and the recorded investment in loans, by segment, as of March 31, 2026 and December 31, 2025:

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
ACL at March 31, 2026
Commercial	$73	$6,322	$6,395
Leases	—	305	305
Construction and Land Development	85	1,611	1,696
1-4 Family Construction	—	355	355
Real Estate Mortgage:
1-4 Family Mortgage	—	2,385	2,385
Multifamily	909	23,231	24,140
CRE Owner Occupied	—	1,065	1,065
CRE Nonowner Occupied	2,889	17,788	20,677
Total Real Estate Mortgage Loans	3,798	44,469	48,267
Consumer and Other	80	179	259
Total	$4,036	$53,241	$57,277

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
ACL at December 31, 2025
Commercial	$134	$5,848	$5,982
Leases	—	352	352
Construction and Land Development	—	1,687	1,687
1-4 Family Construction	—	316	316
Real Estate Mortgage:
1-4 Family Mortgage	—	2,475	2,475
Multifamily	789	22,986	23,775
CRE Owner Occupied	—	1,080	1,080
CRE Nonowner Occupied	2,889	17,706	20,595
Total Real Estate Mortgage Loans	3,678	44,247	47,925
Consumer and Other	—	181	181
Total	$3,812	$52,631	$56,443

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
Loans at March 31, 2026
Commercial	$10,373	$583,033	$593,406
Leases	—	41,791	41,791
Construction and Land Development	387	209,034	209,421
1-4 Family Construction	—	50,629	50,629
Real Estate Mortgage:
1-4 Family Mortgage	1,266	486,763	488,029
Multifamily	12,608	1,577,483	1,590,091
CRE Owner Occupied	1,707	186,881	188,588
CRE Nonowner Occupied	16,808	1,168,563	1,185,371
Total Real Estate Mortgage Loans	32,389	3,419,690	3,452,079
Consumer and Other	809	19,907	20,716
Total	$43,958	$4,324,084	$4,368,042

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
Loans at December 31, 2025
Commercial	$10,527	$536,718	$547,245
Leases	—	43,407	43,407
Construction and Land Development	34	216,129	216,163
1-4 Family Construction	—	45,152	45,152
Real Estate Mortgage:
1-4 Family Mortgage	1,000	495,142	496,142
Multifamily	23,776	1,563,562	1,587,338
CRE Owner Occupied	3,553	186,201	189,754
CRE Nonowner Occupied	16,867	1,148,237	1,165,104
Total Real Estate Mortgage Loans	45,196	3,393,142	3,438,338
Consumer and Other	—	19,212	19,212
Total	$55,757	$4,253,760	$4,309,517

The following tables present the amortized cost basis of collateral dependent loans by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of March 31, 2026 and December 31, 2025:

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
March 31, 2026
Commercial	$—	$144	$10,229	$10,373	$73
Leases	—	—	—	—	—
Construction and Land Development	387	—	—	387	85
1-4 Family Construction	—	—	—	—	—
Real Estate Mortgage:
1-4 Family Mortgage	1,266	—	—	1,266	—
Multifamily	12,608	—	—	12,608	909
CRE Owner Occupied	1,707	—	—	1,707	—
CRE Nonowner Occupied	16,808	—	—	16,808	2,889
Total Real Estate Mortgage Loans	32,389	—	—	32,389	3,798
Consumer and Other	—	—	809	809	80
Totals	$32,776	$144	$11,038	$43,958	$4,036

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
December 31, 2025
Commercial	$72	$159	$10,296	$10,527	$134
Construction and Land Development	34	—	—	34	—
Real Estate Mortgage:
1-4 Family Mortgage	1,000	—	—	1,000	—
Multifamily	23,776	—	—	23,776	789
CRE Owner Occupied	3,553	—	—	3,553	—
CRE Nonowner Occupied	16,867	—	—	16,867	2,889
Total Real Estate Mortgage Loans	45,196	—	—	45,196	3,678
Totals	$45,302	$159	$10,296	$55,757	$3,812

Accrued interest receivable on loans, which is recorded within accrued interest on the balance sheet, totaled $12.3 million and $12.7 million at March 31, 2026 and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

For both the three months ended March 31, 2026 and 2025, there were no loans modified to borrowers experiencing financial difficulty.

Note 5: Deposits

The following table presents the composition of deposits at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Transaction Deposits	$1,728,756	$1,816,810
Savings and Money Market Deposits	1,497,517	1,380,922
Time Deposits	232,959	312,154
Brokered Deposits	846,279	810,483
Totals	$4,305,511	$4,320,369

Brokered deposits included brokered transaction and money market accounts of $123.6 million and $145.5 million as of March 31, 2026 and December 31, 2025, respectively.

The following table presents the scheduled maturities of brokered and time deposits at March 31, 2026:

March 31,
(dollars in thousands)	2026
Less than 1 Year	$512,119
1 to 2 Years	102,020
2 to 3 Years	92,053
3 to 4 Years	90,377
4 to 5 Years	159,061
Totals	$955,630

The aggregate amount of time deposits greater than $250,000 was approximately $81.8 million and $158.7 million at March 31, 2026 and December 31, 2025, respectively.

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

Derivatives Designated as Hedging Instruments

The Company uses derivative instruments to hedge its exposure to economic risks, including interest rate, liquidity and credit risk. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP. On the date the Company enters into a derivative contract designated as a hedging instrument, the derivative is designated as either a fair value hedge or a cash flow hedge. When a derivative is designated as a fair value or cash flow hedge, the Company performs an assessment, at inception, and at a minimum, quarterly thereafter, to determine the effectiveness of the derivative in offsetting changes in the value or cash flows of the hedged item(s).

Fair value hedges: For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk, are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate available for sale securities. The hedging strategy converts the fixed interest rates to variable interest rates based on Secured Overnight Financing Rate (“SOFR”).

As of March 31, 2026, the Company terminated certain fair value interest rate swaps with an aggregate notional amount of $195.9 million, resulting in a net gain of $10.4 million. The net gain was recognized in earnings and included in net gains on sales of available for sale securities.

The following table presents a summary of the Company’s interest rate swaps designated as fair value hedges as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Notional Amount	$45,144	$242,314
Weighted Average Pay Rate	3.82%	3.55%
Weighted Average Receive Rate	3.66	4.20
Weighted Average Maturity (Years)	13.24	14.54

Cash flow hedges: For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities, with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $4.2 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Notional Amount	$263,000	$263,000
Weighted Average Pay Rate	2.96%	2.96%
Weighted Average Receive Rate	3.71%	3.94%
Weighted Average Maturity (Years)	3.65	3.90
Net Unrealized Gain	$2,326	$1,286

The Company purchases interest rate caps, designated as cash flow hedges, of certain funding liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price specified in the contracts. For both the three months ended March 31, 2026 and 2025, the Company recognized amortization expense on the interest rate caps of $196,000, which was recorded as a component of interest expense on brokered deposits and FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Notional Amount	$125,000	$125,000
Unamortized Premium Paid	3,293	3,488
Weighted Average Strike Rate	0.96%	0.96%
Weighted Average Maturity (Years)	4.10	4.34

Derivatives Not Designated as Hedging Instruments

Interest rate swaps: The Company enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments, the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. These swaps are derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or client owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the client or counterparty and therefore, the Company has no associated credit risk.

Risk participation agreements (“RPA”): The Company has entered into RPAs to share credit exposure with a counterparty in connection with interest rate swaps associated with loan participations. Under an RPA, the Company either assumes or sells a portion of the underlying credit exposure and, in exchange, pays or receives an upfront fee. When the Company assumes credit exposure, it is entitled to receive payment from the counterparty in the event of a borrower default. Conversely, when the Company sells credit exposure, it is obligated to make a payment to the counterparty if the underlying borrower defaults on its obligations. The notional amount of the RPA reflects the Company’s pro-rata share of the derivative instrument consistent with its share of the related participated loan.

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of March 31, 2026 and December 31, 2025:

	Derivative Assets		Derivative Liabilities
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
March 31, 2026
Designated as hedging instruments:
Fair Value hedges:
Interest rate swaps	$—	$—	45,144	$137
Cash flow hedges:
Interest rate swaps	195,500	2,623	67,500	298
Interest rate caps	125,000	13,280	—	—
Total derivatives designated as hedging instruments	$320,500	$15,903	$112,644	$435
Not designated as hedging instruments:
Interest rate swaps	$314,218	$7,745	$314,218	$7,745
Risk participation agreements	12,805	—	34,859	11
Total derivatives not designated as hedging instruments	$327,023	$7,745	$349,077	$7,756

December 31, 2025
Designated as hedging instruments:
Fair Value hedges:
Interest rate swaps	$145,850	$10,968	96,464	$419
Cash flow hedges:
Interest rate swaps	185,500	2,012	77,500	725
Interest rate caps	125,000	13,221	—	—
Total derivatives designated as hedging instruments	$456,350	$26,201	$173,964	$1,144
Not designated as hedging instruments:
Interest rate swaps	$267,831	$8,699	$267,831	$8,699
Risk participation agreements	12,851	1	9,902	13
Total derivatives not designated as hedging instruments	$280,682	$8,700	$277,733	$8,712

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require the Company to maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of both March 31, 2026 and December 31, 2025, the Company had pledged no cash collateral for its derivative contracts. As of March 31, 2026 and December 31, 2025, the Company’s counterparties had pledged cash collateral to the Company of $20.0 million and $26.2 million, respectively.

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three months ended March 31, 2026 and 2025:

	Gains (Losses)	Gains (Losses)
	Recognized in	Reclassified from
(dollars in thousands)	OCI	OCI into Earnings
March 31, 2026
Cash flow hedges:
Interest rate swaps	$(1,039)	$468
Interest rate caps	(254)	689
March 31, 2025
Cash flow hedges:
Interest rate swaps	$2,462	$928
Interest rate caps	2,411	903

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three months ended March 31, 2026 or 2025, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

The effects of the Company’s hedging relationships on the income statement during the three months ended March 31, 2026 and 2025 are presented in the table below:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income	Interest Expense
	Investment
	Securities -
(dollars in thousands)	Taxable	Deposits	FHLB Advances
March 31, 2026
Total amounts in the Consolidated Statements of Income	$6,923	$28,793	$2,438
Fair value hedges:
Interest rate swaps	(113)	—	—
Cash flow hedges:
Interest rate swaps	—	34	434
Interest rate caps	—	347	342
March 31, 2025
Total amounts in the Consolidated Statements of Income	$9,397	$32,103	$2,156
Fair value hedges:
Interest rate swaps	(3,925)	—	—
Cash flow hedges:
Interest rate swaps	—	102	826
Interest rate caps	—	—	903

The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at March 31, 2026 and December 31, 2025:

			Cumulative Fair
			Value Hedging
			Adjustment in the
		Carrying Amount	Carrying Amount of
	Notional	of Hedged Assets/	Hedged Assets/
(dollars in thousands)	Amount	Liabilities	Liabilities
March 31, 2026
Available for sale securities	$45,144	$45,007	$(137)

December 31, 2025
Available for sale securities	$242,314	$252,863	$10,549

The gain recognized on derivatives not designated as hedging relationships for the three months ended March 31, 2026 and 2025 was as follows:

(dollars in thousands)
Derivatives not designated	Consolidated Statements	Three Months Ended March 31,
as hedging Instruments	of Income Location	2026	2025
Risk participation agreements	Other Income	$11	$—

The following table summarizes gross and net information about derivative instruments that were eligible for offset on the balance sheet at March 31, 2026 and December 31, 2025:

			Net Amounts of
	Gross Amounts	Gross Amounts	Assets (Liabilities)	Gross Amounts Not Offset in the Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral	Net Assets
(dollars in thousands)	Assets (Liabilities)	Balance Sheet	Balance Sheet	Instruments	Received (Paid)	(Liabilities)
March 31, 2026
Assets	$23,648	$—	$23,648	$—	$19,963	$3,685
Liabilities	(8,180)	—	(8,180)	—	—	(8,180)

December 31, 2025
Assets	$34,900	$—	$34,900	$—	$26,183	$8,717
Liabilities	(9,844)	—	(9,844)	—	—	(9,844)

Note 7: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank with aggregate principal balances of $1.68 billion and $1.62 billion at March 31, 2026 and December 31, 2025, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $784.9 million and $611.3 million at March 31, 2026 and December 31, 2025, respectively.

The following table presents information regarding FHLB advances, by maturity, at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	3.76%	$302,000	4.04%	$319,500
1 to 2 Years	3.63	24,000	4.13	27,500
2 to 3 Years	3.54	10,000	4.02	30,000
3 to 4 Years	—	—	4.10	15,000
4 to 5 Years	—	—	4.09	7,500
Totals		$336,000		$399,500

Line of Credit. The Company has a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that is secured by 100% of the issued and outstanding stock of the Bank. The maximum principal amount of the Company’s revolving line of credit is $40 million. As of March 31, 2026 and December 31, 2025, the Company had two outstanding letters of credit totaling $2.7 million and $6.4 million, respectively, under this facility. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. The Company believes it was in compliance with all covenants as of March 31, 2026 and December 31, 2025.

The following table presents information regarding the revolving line of credit at March 31, 2026 and December 31, 2025:

		Total Debt	Total Debt
		Outstanding	Outstanding	Interest
Name	Maturity Date	March 31, 2026	December 31, 2025	Rate	Coupon Structure
(dollars in thousands)
Revolving Credit Facility	September 1, 2026	$—	$—	6.75%	Variable with Floor (1)
(1)	The variable interest rate is equal to the greater of Wall Street Journal Prime Rate in effect or a floor of 4.50%.

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

The following table presents information regarding commitments outstanding at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Unfunded Commitments Under Lines of Credit	$786,513	$796,843
Letters of Credit	113,120	124,837
Totals	$899,633	$921,680

The Company had outstanding letters of credit with the FHLB of $39.1 million and $109.0 million at March 31, 2026 and December 31, 2025, respectively, on behalf of customers and to secure public deposits.

The ACL for off-balance sheet credit exposures was $3.9 million and $4.0 million at March 31, 2026 and December 31, 2025, respectively, and is separately classified on the balance sheet within other liabilities.

The following table presents the balance and activity in the ACL for off-balance sheet credit exposures for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Allowance for Credit Losses:
Beginning Balance	$4,010	$3,610
Recovery of Off-Balance Sheet Credit Exposures	(150)	—
Total Ending Balance	$3,860	$3,610

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of both March 31, 2026 and December 31, 2025, there were 10,000 shares of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of March 31, 2026 and December 31, 2025, there were 2,225 and 2,192 shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

In 2023, the Company adopted the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (the “2023 EIP”). Under the 2023 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of March 31, 2026 and December 31, 2025, there were 368,418 and 464,751 shares, respectively, of the Company’s common stock reserved for future grants under the 2023 EIP.

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

The weighted average assumptions used in the model for valuing stock options grants for the three months ended March 31, 2026 are as follows:

	March 31,
	2026
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	30.92%
Risk-Free Interest Rate	3.95%

The following table presents a summary of the status of the Company’s outstanding stock options for the three months ended March 31, 2026:

	March 31, 2026
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,935,175	$11.59
Granted	25,000	17.53
Exercised	(30,400)	10.70
Forfeitures	—	—
Outstanding at Period End	1,929,775	$11.68

Options Exercisable at Period End	1,460,524	$11.17

For the three months ended March 31, 2026 and 2025, the Company recognized compensation expense for stock options of $283,000 and $265,000, respectively.

The following table presents information pertaining to options outstanding at March 31, 2026:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$7.00 - 7.99	642,392	$7.47	1.5	642,392	$7.47
8.00 - 8.99	2,961	8.76	4.0	2,961	8.76
10.00 - 10.99	190,000	10.65	7.3	82,249	10.65
11.00 - 11.99	203,625	11.17	6.0	130,875	11.21
12.00 - 12.99	245,297	12.91	3.3	245,297	12.91
13.00 - 13.99	285,000	13.75	8.8	71,250	13.75
17.00 - 17.99	310,500	17.50	6.2	285,500	17.50
18.00 - 18.99	50,000	18.03	9.7	—	—
Totals	1,929,775	$11.68	4.8	1,460,524	$11.17

As of March 31, 2026, there was $2.4 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.4 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the three months ended March 31, 2026:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2025	584,251	$5.69
Granted	25,000	7.24
Vested	(140,000)	5.55
Forfeited	—	—
Nonvested Options at March 31, 2026	469,251	$5.82

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

The following table presents an analysis of nonvested restricted stock units outstanding for the three months ended March 31, 2026:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested at December 31, 2025	447,661	$15.24
Granted	64,419	19.54
Vested	(50,373)	13.93
Forfeited	(1,421)	18.05
Nonvested at March 31, 2026	460,286	$15.97

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended March 31, 2026 and 2025, the Company recognized compensation expense associated with restricted stock units of $841,000 and $603,000, respectively.

As of March 31, 2026, there was $6.4 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP and 2023 EIP that is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Awards

During the three months ended March 31, 2026, the Company issued 8,302 shares of unrestricted common stock to non-employee directors, as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to non-employee directors of $147,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of March 31, 2026 and December 31, 2025:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Company (Consolidated):
Total Risk-based Capital	$686,117	14.48%	$378,960	8.00%	$497,385	10.50%	N/A	N/A
Tier 1 Risk-based Capital	518,099	10.94	284,220	6.00	402,645	8.50	N/A	N/A
Common Equity Tier 1 Capital	451,585	9.53	213,165	4.50	331,590	7.00	N/A	N/A
Tier 1 Leverage Ratio	518,099	9.89	209,491	4.00	209,491	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$657,809	13.92%	$377,997	8.00%	$496,121	10.50%	$472,497	10.00%
Tier 1 Risk-based Capital	598,721	12.67	283,498	6.00	401,622	8.50	377,997	8.00
Common Equity Tier 1 Capital	598,721	12.67	212,623	4.50	330,748	7.00	307,123	6.50
Tier 1 Leverage Ratio	598,721	11.45	209,149	4.00	209,149	4.00	261,436	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Company (Consolidated):
Total Risk-based Capital	$667,814	14.12%	$378,356	8.00%	$496,593	10.50%	N/A	N/A
Tier 1 Risk-based Capital	500,002	10.57	283,767	6.00	402,004	8.50	N/A	N/A
Common Equity Tier 1 Capital	433,488	9.17	212,825	4.50	331,062	7.00	N/A	N/A
Tier 1 Leverage Ratio	500,002	9.20	217,505	4.00	217,505	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$636,973	13.49%	$377,687	8.00%	$495,715	10.50%	$472,109	10.00%
Tier 1 Risk-based Capital	577,942	12.24	283,266	6.00	401,293	8.50	377,687	8.00
Common Equity Tier 1 Capital	577,942	12.24	212,449	4.50	330,477	7.00	306,871	6.50
Tier 1 Leverage Ratio	577,942	10.65	217,116	4.00	217,116	4.00	271,395	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. There have been no changes in methodologies used as of March 31, 2026. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	—	196,661	—	196,661
Mortgage-Backed Securities	—	230,320	—	230,320
Corporate Securities	—	94,373	—	94,373
U.S. Government Agency Securities	—	7,702	—	7,702
Asset-Backed Securities	—	37,509	—	37,509
Interest Rate Caps	—	13,280	—	13,280
Interest Rate Swaps	—	10,368	—	10,368
Total Fair Value of Financial Assets	$—	$590,213	$—	$590,213
Fair Value of Financial Liabilities:
Fair Value Swaps	$—	$137	$—	$137
Interest Rate Swaps	—	8,043	—	8,043
Risk Participation Agreement	—	—	11	11
Total Fair Value of Financial Liabilities	$—	$8,180	$11	$8,191

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$146,206	$—	$—	$146,206
Municipal Bonds	—	239,168	—	239,168
Mortgage-Backed Securities	—	245,672	—	245,672
Corporate Securities	—	92,407	—	92,407
U.S. Government Agency Securities	—	8,707	—	8,707
Asset-Backed Securities	—	44,281	—	44,281
Fair Value Swaps	—	10,968	—	10,968
Interest Rate Caps	—	13,221	—	13,221
Interest Rate Swaps	—	10,711	—	10,711
Risk Participation Agreements	—	—	1	1
Total Fair Value of Financial Assets	$146,206	$665,135	$1	$811,342
Fair Value of Financial Liabilities:
Fair Value Swaps	$—	$419	$—	$419
Interest Rate Swaps	—	9,424	—	9,424
Risk Participation Agreements	—	—	13	13
Total Fair Value of Financial Liabilities	$—	$9,843	$13	$9,856

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

The following tables present net credit losses related to nonrecurring fair value measurements of certain assets at March 31, 2026 and December 31, 2025:

	March 31, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$18,518	$4,036
Totals	$—	$—	$18,518	$4,036

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$39,043	$3,812
Totals	$—	$—	$39,043	$3,812

Individually Evaluated Loans

The Company records certain loans at fair value on a non-recurring basis. Individually evaluated loans for which an allowance is established, or a write-down has occurred during the period, based on the fair value of collateral require classification in the fair value hierarchy. The fair value of the loan’s collateral is determined by appraisals, independent valuation and other techniques. When the fair value of the loan’s collateral is based on an observable market price the Company classifies the fair value of the individually evaluated loans within Level 2 of the valuation hierarchy. For loans in which the valuation has unobservable inputs, the Company classifies these within the Level 3 of the valuation hierarchy. As of March 31, 2026, collateral values were estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs, including internally determined values based on cost adjusted for depreciation and customized discounting criteria on appraisals. Due to the significance of unobservable inputs, fair values of individually evaluated loans have been classified as Level 3.

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair value as of March 31, 2026 and December 31, 2025 were as follows:

			March 31, 2026
(dollars in thousands)	Valuation	Unobservable			Weighted
Asset Type	Technique	Input	Fair Value	Range	Average
Collateral Dependent Loans	Appraisal/Evaluation Value	Property Specific Adjustment	$17,789	1% - 10%	2%
Collateral Dependent Loans	Discounted Cash Flows	Discount Rate	729	30%	30%

			December 31, 2025
(dollars in thousands)	Valuation	Unobservable			Weighted
Asset Type	Technique	Input	Fair Value	Range	Average
Collateral Dependent Loans	Appraisal/Evaluation Value	Property Specific Adjustment	$39,043	1% - 10%	3%

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

The following tables present the carrying amounts and estimated fair values of financial instruments at March 31, 2026 and December 31, 2025:

	March 31, 2026
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Cash Equivalents	$222,154	$222,154	$—	$—	$222,154
Bank-Owned Certificates of Deposit	—	—	—	—	—
Securities Available for Sale	566,565	—	566,565	—	566,565
FHLB Stock, at Cost	18,398	—	18,398	—	18,398
Loans, Net	4,302,132	—	4,237,073	18,518	4,255,591
Accrued Interest Receivable	15,841	—	15,841	—	15,841
Interest Rate Caps	13,280	—	13,280	—	13,280
Interest Rate Swaps	10,368	—	10,368	—	10,368

Financial Liabilities:
Deposits	$4,305,511	$—	$4,307,500	$—	$4,307,500
FHLB Advances	336,000	—	335,673	—	335,673
Subordinated Debentures	108,782	—	103,709	—	103,709
Accrued Interest Payable	4,254	—	4,254	—	4,254
Fair Value Swaps	137	—	137	—	137
Interest Rate Swaps	8,043	—	8,043	—	8,043
Risk Participation Agreements	11	—	—	11	11

	December 31, 2025
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Cash Equivalents	$123,511	$123,511	$—	$—	$123,511
Securities Available for Sale	776,441	146,206	630,235	—	776,441
FHLB Stock, at Cost	21,122	—	21,122	—	21,122
Loans, Net	4,244,108	—	4,142,794	39,043	4,181,837
Accrued Interest Receivable	18,929	—	18,929	—	18,929
Fair Value Swaps	10,968	—	10,968	—	10,968
Interest Rate Caps	13,221	—	13,221	—	13,221
Interest Rate Swaps	10,711	—	10,711	—	10,711
Risk Participation Agreements	1	—	—	1	1

Financial Liabilities:
Deposits	$4,320,369	$—	$4,324,551	$—	$4,324,551
FHLB Advances	399,500	—	399,760	—	399,760
Subordinated Debentures	108,677	—	102,579	—	102,579
Accrued Interest Payable	3,227	—	3,227	—	3,227
Fair Value Swaps	419	—	419	—	419
Interest Rate Swaps	9,424	—	9,424	—	9,424
Risk Participation Agreements	13	—	—	13	13

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at March 31, 2026 and December 31, 2025.

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

Note 12: Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income for the three months ended March 31, 2026 and 2025:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2026
Net Unrealized Loss on Available for Sale Securities	$(2,941)	$845	$(2,096)
Less: Reclassification Adjustment for Net Gains Included in Net Income	(7,251)	2,084	(5,167)
Total Unrealized Loss	(10,192)	2,929	(7,263)

Net Unrealized Gain on Cash Flow Hedge	2,450	(704)	1,746
Less: Reclassification Adjustment for Gains Included in Net Income	(1,157)	333	(824)
Total Unrealized Gain	1,293	(371)	922

Other Comprehensive Loss	$(8,899)	$2,558	$(6,341)

Three Months Ended March 31, 2025
Net Unrealized Gain on Available for Sale Securities	$7,688	$(2,209)	$5,479
Less: Reclassification Adjustment for Net Gains Included in Net Income	(1)	—	(1)
Total Unrealized Gain	7,687	(2,209)	5,478

Net Unrealized Loss on Cash Flow Hedge	(3,042)	874	(2,168)
Less: Reclassification Adjustment for Gains Included in Net Income	(1,832)	527	(1,305)
Total Unrealized Loss	(4,874)	1,401	(3,473)

Other Comprehensive Income	$2,813	$(808)	$2,005

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2026 and 2025:

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Three Months Ended March 31, 2026
Balance at Beginning of Period	$(7,293)	$7,854	$561
Other Comprehensive Income (Loss) Before Reclassifications	(2,096)	1,746	(350)
Amounts Reclassified from Accumulated Other Comprehensive Income	(5,167)	(824)	(5,991)
Net Other Comprehensive Income (Loss) During Period	(7,263)	922	(6,341)
Balance at End of Period	$(14,556)	$8,776	$(5,780)

Three Months Ended March 31, 2025
Balance at Beginning of Period	$(27,743)	$14,379	$(13,364)
Other Comprehensive Income (Loss) Before Reclassifications	5,479	(2,168)	3,311
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	(1,305)	(1,306)
Net Other Comprehensive Income (Loss) During Period	5,478	(3,473)	2,005
Balance at End of Period	$(22,265)	$10,906	$(11,359)

Note 13: Subsequent Events

On April 21, 2026, the Company’s Board of Directors announced a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), payable on June 1, 2026, to shareholders of record on the Series A Preferred Stock at the close of business on May 15, 2026.

On April 28, 2026, the Company’s shareholders approved the Bridgewater Bancshares, Inc. 2026 Equity Incentive Plan (the “2026 Plan”). Under the 2026 Plan, the Company may issue various types of equity awards including, but not limited to, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and stock-based awards, as well as cash-based awards to its directors, officers, and employees for up to 1,500,000 shares of common stock. There are currently no awards outstanding under the 2026 Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three months ended March 31, 2026. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission, or the SEC, on February 26, 2026.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent known and unknown uncertainties, risks, changes in circumstances and other factors that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of changes in interest rates;
●	effects on the U.S. economy resulting from actions taken by the federal government, including the threat or implementation of tariffs, immigration enforcement, executive orders, and changes in foreign policy;
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of changes in interest rates;

●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including the level and impact of inflation, and future monetary policies of the Federal Reserve and executive orders in response thereto, and possible recession;
●	credit risk and risks from concentrations (including by type of borrower, geographic area, collateral and industry) within the Company’s loan portfolio or large loans to certain borrowers (including CRE loans);
●	the overall health of the local and national real estate market;
●	our ability to successfully manage credit risk;
●	our ability to maintain an adequate level of allowance for credit losses on loans;
●	new or revised accounting standards as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, Securities and Exchange Commission or Public Company Accounting Oversight Board;
●	the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation insurance limits;
●	our ability to successfully manage liquidity risk, which may increase our dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	our ability to raise additional capital to implement our business plan;
●	our ability to implement our growth strategy and manage costs effectively;
●	the composition of our senior leadership team and our ability to attract and retain key personnel;
●	talent and labor shortages and employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our or our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions, “fintech” companies and digital asset service providers;
●	the effectiveness of our risk management framework;
●	rapid technological changes implemented by us and other parties in the financial services industry, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequence to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
●	the commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, domestic or foreign;
●	risks related to climate change and the negative impact it may have on our customers and their businesses;
●	the imposition of tariffs or other governmental policies impacting the global supply chain and the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics, acts of war, military conflicts, or terrorism, changes in foreign relations, or other adverse external events, including the wars in Iran and Ukraine, and other international conflicts;
●	potential impairment to the goodwill the Company recorded in connection with acquisitions;

●	risks associated with our integration of First Minnetonka City Bank (“FMCB”), and the effect of the merger on the Company’s customer and employee relationships and operating results;
●	changes to U.S. or state tax laws, regulations and governmental policies concerning the Company’s general business, including changes in interpretation or prioritization of such rules and regulations;
●	the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment regarding the stability and liquidity of banks;
●	and any other risks described in the “Risk Factors” sections of reports filed by the Company with the SEC.

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

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared based on the application of certain accounting policies, the most significant of which are described in “Note 1 – Description of the Business and Summary of Significant Accounting Policies” of the notes to the consolidated financial statements included as a part of the Company’s most recent Annual Report on Form 10-K, filed with the SEC on February 26, 2026. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2025. Certain policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect the reported results and financial position for the current period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the future financial condition and results of operations. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company’s Audit Committee.

Recent Developments

In February 2026, the Company opened a new branch location in Lake Elmo, Minnesota to expand the Company’s presence in the eastern side of the Twin Cities market.

On February 27, 2026, the Company and the Bank entered into an equity distribution agreement with Piper Sandler & Co., as distribution agent, pursuant to which the Company may offer and sell, from time to time, shares of its common stock with an aggregate gross sales price of up to $50.0 million, including through “at-the-market” offerings and other permitted methods. The distribution agent is entitled to a commission of 2.5% of the gross sales price of the common stock sold in such offering. The Company is not obligated to sell any shares of its common stock pursuant to the equity distribution agreement, and may suspend or terminate sales thereunder at any time. Any shares sold will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 and related prospectus supplement, and net proceeds, if any, are expected to be used for general corporate purposes, including investments in or advances to the Company’s subsidiaries, working capital, capital expenditures, stock repurchases, debt repayment, or potential acquisitions.

Operating Results Overview

The following table summarizes certain key financial results as of and for the periods indicated:

	As of and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands, except per share data)	2026	2025	2025	2025	2025
Income Statement
Net Interest Income	$36,647	$35,687	$34,091	$32,452	$30,208
Provision for Credit Losses	1,200	1,450	1,100	2,000	1,500
Noninterest Income	9,564	3,148	2,061	3,627	2,079
Noninterest Expense	22,170	20,238	19,956	18,941	18,136
Net Income	17,406	13,334	11,601	11,520	9,633
Net Income Available to Common Shareholders	16,393	12,320	10,588	10,506	8,620

Per Common Share Data
Basic Earnings Per Share	$0.59	$0.45	$0.38	$0.38	$0.31
Diluted Earnings Per Share	0.58	0.43	0.38	0.38	0.31
Adjusted Diluted Earnings Per Share (1)	0.41	0.44	0.39	0.37	0.32
Book Value Per Share	16.60	16.23	15.62	14.92	14.60
Tangible Book Value Per Share (1)	15.93	15.55	14.93	14.21	13.89
Basic Weighted Average Shares Outstanding	27,800,091	27,641,138	27,504,840	27,460,982	27,568,772
Diluted Weighted Average Shares Outstanding	28,490,176	28,354,756	28,190,406	27,998,008	28,036,506
Shares Outstanding at Period End	27,832,867	27,759,970	27,584,732	27,470,283	27,560,150

Selected Performance Ratios
Return on Average Assets (2)	1.35%	0.97%	0.86%	0.90%	0.77%
Pre-Provision Net Revenue Return on Average Assets (1)(2)	1.30	1.35	1.19	1.27	1.13
Return on Average Shareholders' Equity (2)	13.45	10.38	9.47	9.80	8.39
Return on Average Tangible Common Equity (1)(2)	15.13	11.53	10.50	10.93	9.22
Average Shareholders' Equity to Average Assets	10.01	9.37	9.04	9.14	9.18
Net Interest Margin (3)	2.99	2.75	2.63	2.62	2.51
Core Net Interest Margin (1)(3)	2.86	2.62	2.52	2.49	2.37
Yield on Interest Earning Assets(3)	5.65	5.58	5.63	5.56	5.43
Yield on Total Loans, Gross(3)	5.81	5.78	5.79	5.74	5.61
Cost of Interest Bearing Liabilities	3.53	3.73	3.89	3.83	3.82
Cost of Total Deposits	2.79	2.97	3.19	3.16	3.18
Cost of Funds	2.90	3.07	3.25	3.19	3.17
Efficiency Ratio (1)	56.3	51.6	54.7	52.6	55.5
Noninterest Expense to Average Assets (2)	1.71	1.48	1.47	1.47	1.45

Adjusted Financial Ratios (1)
Adjusted Return on Average Assets (2)	0.98%	0.99%	0.88%	0.88%	0.80%
Adjusted Pre-Provision Net Revenue Return on Average Assets (2)	1.37	1.38	1.23	1.31	1.18
Adjusted Return on Average Shareholders' Equity	9.76	10.54	9.77	9.64	8.77
Adjusted Return on Average Tangible Common Equity	10.72	11.72	10.86	10.74	9.68
Adjusted Efficiency Ratio	53.8	50.7	53.2	51.5	53.7
Adjusted Noninterest Expense to Average Assets	1.64	1.45	1.43	1.43	1.41

Balance Sheet
Total Assets	$5,335,396	$5,407,002	$5,359,994	$5,296,673	$5,136,808
Total Loans, Gross	4,368,042	4,309,517	4,214,554	4,145,799	4,020,076
Deposits	4,305,511	4,320,369	4,292,764	4,236,742	4,162,457
Total Shareholders' Equity	528,424	517,095	497,463	476,282	468,975
Loan to Deposit Ratio	101.5%	99.7%	98.2%	97.9%	96.6%
Core Deposits to Total Deposits (4)	78.4	77.6	76.4	75.2	76.2
Uninsured Deposits to Total Deposits	26.6	29.8	29.2	30.5	28.7

Capital Ratios (Consolidated) (5)
Tier 1 Leverage Ratio	9.89%	9.20%	9.02%	9.14%	9.10%
Common Equity Tier 1 Risk-based Capital Ratio	9.53	9.17	9.08	9.03	9.03
Tier 1 Risk-based Capital Ratio	10.94	10.57	10.52	10.51	10.55
Total Risk-based Capital Ratio	14.48	14.12	14.12	14.17	13.62
Tangible Common Equity to Tangible Assets (1)	8.34	8.01	7.71	7.40	7.48

	As of and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2026	2025	2025	2025	2025
Selected Asset Quality Data
Loans 30-89 Days Past Due	$494	$968	$2,906	$12,492	$466
Loans 30-89 Days Past Due to Total Loans	0.01%	0.02%	0.07%	0.30%	0.01%
Nonperforming Loans	$11,715	$22,034	$9,991	$10,134	$10,290
Nonperforming Loans to Total Loans	0.27%	0.51%	0.24%	0.24%	0.26%
Nonaccrual Loans to Total Loans	0.27	0.51	0.24	0.24	0.26
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.27	0.51	0.24	0.24	0.26
Foreclosed Assets	$—	$—	$—	$185	$—
Nonperforming Assets (6)	11,715	22,034	9,991	10,319	10,290
Nonperforming Assets to Total Assets (6)	0.22%	0.41%	0.19%	0.19%	0.20%
Allowance for Credit Losses on Loans to Total Loans	1.31	1.31	1.34	1.35	1.34
Allowance for Credit Losses on Loans to Nonaccrual Loans	488.92	256.16	564.41	550.28	522.51
Net Loan Charge-Offs to Average Loans (2)	0.05	0.11	0.03	0.00	0.00
Watchlist/Special Mention Risk Rating Loans	$47,681	$47,823	$40,642	$53,282	$38,346
Substandard Risk Rating Loans	43,074	52,956	58,074	44,986	31,587
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Annualized.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(4)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.
(5)	Preliminary data. Current period subject to change prior to filing with applicable regulatory filings.
(6)	Nonperforming assets are defined as nonaccrual loans plus 90 days past due plus foreclosed assets.

Discussion and Analysis of Results of Operations

Net Income

Net income was $17.4 million for the first quarter of 2026, compared to net income of $9.6 million for the first quarter of 2025. Earnings per diluted common share for the first quarter of 2026 were $0.58, compared to $0.31 per diluted common share for the first quarter of 2025. Adjusted net income, a non-GAAP financial measure, was $12.6 million for the first quarter of 2026, compared to $10.1 million for the first quarter of 2025. Adjusted earnings per diluted common share, a non-GAAP financial measure, for the first quarter of 2026 were $0.41, compared to $0.32 per diluted common share for the first quarter of 2025.

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

Average Balances and Yields

The following table presents, for the three months ended March 31, 2026 and 2025, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	March 31, 2026			March 31, 2025
	Average	Interest	Yield/	Average	Interest	Yield/
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest Earning Assets:
Cash Investments	$97,488	$771	3.21%	$205,897	$2,056	4.05%
Investment Securities:
Taxable Investment Securities	506,154	5,530	4.43	768,591	9,033	4.77
Tax-Exempt Investment Securities (1)	119,582	1,764	5.98	35,549	461	5.26
Total Investment Securities	625,736	7,294	4.73	804,140	9,494	4.79
Loans (1)(2)	4,336,869	62,102	5.81	3,899,258	53,979	5.61
Federal Home Loan Bank Stock	19,337	546	11.45	18,988	435	9.28
Total Interest Earning Assets	5,079,430	70,713	5.65%	4,928,283	65,964	5.43%
Noninterest Earning Assets	163,331			143,163
Total Assets	$5,242,761			$5,071,446
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$888,301	$6,936	3.17%	$855,564	$8,189	3.88%
Savings and Money Market Deposits	1,411,090	11,423	3.28	1,302,349	11,935	3.72
Time Deposits	252,426	2,333	3.75	328,902	3,309	4.08
Brokered Deposits	804,618	8,101	4.08	834,866	8,670	4.21
Total Interest Bearing Deposits	3,356,435	28,793	3.48	3,321,681	32,103	3.92
Federal Funds Purchased	24,478	238	3.95	—	—	—
Notes Payable	—	—	—	13,750	258	7.60
FHLB Advances	336,472	2,438	2.94	354,556	2,156	2.47
Subordinated Debentures	108,730	1,849	6.90	79,710	983	5.00
Total Interest Bearing Liabilities	3,826,115	33,318	3.53%	3,769,697	35,500	3.82%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	834,916			767,235
Other Noninterest Bearing Liabilities	56,905			69,106
Total Noninterest Bearing Liabilities	891,821			836,341
Shareholders' Equity	524,825			465,408
Total Liabilities and Shareholders' Equity	$5,242,761			$5,071,446
Net Interest Income / Interest Rate Spread		37,395	2.11%		30,464	1.61%
Net Interest Margin (3)			2.99%			2.51%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(748)			(256)
Net Interest Income		$36,647			$30,208
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following table presents the changes in the volume and rate of interest bearing assets and liabilities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31, 2026
	Compared with
	Three Months Ended March 31, 2025
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$(857)	$(428)	$(1,285)
Investment Securities:
Taxable Investment Securities	(2,867)	(636)	(3,503)
Tax-Exempt Investment Securities	1,240	63	1,303
Total Securities	(1,627)	(573)	(2,200)
Loans	6,270	1,853	8,123
Federal Home Loan Bank Stock	9	102	111
Total Interest Earning Assets	$3,795	$954	$4,749

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$255	$(1,508)	$(1,253)
Savings and Money Market Deposits	881	(1,393)	(512)
Time Deposits	(707)	(269)	(976)
Brokered Deposits	(304)	(265)	(569)
Total Deposits	125	(3,435)	(3,310)
Federal Funds Purchased	238	—	238
Notes Payable	(258)	—	(258)
FHLB Advances	(131)	413	282
Subordinated Debentures	494	372	866
Total Interest Bearing Liabilities	468	(2,650)	(2,182)
Net Interest Income	$3,327	$3,604	$6,931

Comparison of Net Interest Margin, Interest Income, and Interest Expense

Net interest income was $36.6 million for the first quarter of 2026, an increase of $6.4 million compared to net interest income of $30.2 million for the first quarter of 2025. The increase in net interest income was primarily due to lower rates paid on deposits, lower FHLB advance balances at lower yields, and growth in the loan portfolio, offset partially by lower cash and investment securities balances.

Net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure, for the first quarter of 2026 was 2.99%, a 48 basis point increase from 2.51% in the first quarter of 2025. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and purchase accounting accretion attributable to the acquisition of FMCB, was 2.86% for the first quarter of 2026, a 49 basis point increase from 2.37% in the first quarter of 2025. The increase in net interest margin (on a fully tax-equivalent basis) was primarily due to lower rates paid on deposits, growth in the loan portfolio at higher yields, and a decrease in average earning assets due to investment securities sales, offset partially by lower cash and investment securities balances.

Average interest earning assets were $5.08 billion for the first quarter of 2026, an increase of $151.1 million, or 3.1%, compared to $4.93 billion for the first quarter of 2025. The increase in average interest earning assets was primarily due to growth in the loan portfolio, offset partially by lower cash and investment securities balances. Average interest bearing liabilities were $3.83 billion for the first quarter of 2026, an increase of $56.4 million, or 1.5%, compared to $3.77 billion for the first quarter of 2025. The increase in average interest bearing liabilities was primarily due to higher deposit balances, federal funds purchased, and subordinated debentures, offset partially by a decrease in FHLB advances and notes payable.

Average interest earning assets produced a tax-equivalent yield of 5.65% for the first quarter of 2026, compared to 5.43% for the first quarter of 2025. The increase in the yield on interest earning assets was primarily due to growth and repricing of the loan portfolio at accretive yields. The average rate paid on interest bearing liabilities was 3.53% for the first quarter of 2026, compared to 3.82% for the first quarter of 2025. The decrease was primarily due to lower rates paid on deposits, offset partially by higher balances and rates paid on subordinated debentures and higher rates paid on FHLB advances.

Interest Income. Total interest income, on a tax-equivalent basis, was $70.7 million for the first quarter of 2026, compared to $66.0 million for the first quarter of 2025. The $4.7 million, or 7.2%, increase in total interest income, on a tax-equivalent basis, was primarily due to growth and repricing of the loan portfolio.

Interest income on the investment securities portfolio, on a tax-equivalent basis, decreased $2.2 million for the first quarter of 2026, compared to the first quarter of 2025, primarily due to a $178.4 million, or 22.2%, decrease in average balances between the two periods. The decrease in securities was due to the Company selling $208.5 million of securites for a pre-tax gain of $7.3 million.

Interest income on loans, on a tax-equivalent basis, was $62.1 million for the first quarter of 2026, compared to $54.0 million for the first quarter of 2025. The $8.1 million, or 15.0%, increase was primarily due to growth and repricing of the loan portfolio.

The aggregate loan yield, on a tax-equivalent basis, was 5.81% in the first quarter of 2026, a 20 basis point increase, compared to 5.61% in the first quarter of 2025. Core loan yield, a non-GAAP financial measure, continued to rise as new loans originated at higher yields and the existing portfolio repriced in the higher interest rate environment.

The following table presents a summary of interest, fees and accretion recognized on loans for the periods indicated:

	Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Interest	5.66%	5.63%	5.66%	5.59%	5.50%
Fees	0.12	0.10	0.09	0.11	0.07
Accretion	0.03	0.05	0.04	0.04	0.04
Yield on Loans	5.81%	5.78%	5.79%	5.74%	5.61%

Interest Expense. Interest expense was $33.3 million for the first quarter of 2026, a decrease of $2.2 million, or 6.1%, from $35.5 million for the first quarter of 2025. The decrease was primarily due to lower rates paid on deposits, offset partially by higher balances and rates paid on subordinated debentures and higher rates on FHLB advances.

Interest expense on deposits was $28.8 million for the first quarter of 2026, a decrease of $3.3 million, or 10.3%, from $32.1 million for the first quarter of 2025. The decrease in interest expense on deposits was primarily due to lower rates paid on deposits and lower average balance in time deposits and brokered deposits. The cost of total deposits was 2.79% in the first quarter of 2026, a 39 basis point decrease, compared to 3.18% in the first quarter of 2025. The decrease was primarily due to lower rates paid on deposits following interest rate cuts in 2025, lower average brokered deposit balances, and an increase in noninterest bearing deposits.

Interest expense on borrowings was $4.5 million for the first quarter of 2026, an increase of $1.1 million, compared to $3.4 million for the first quarter of 2025. The increase was primarily due to higher balances and rates on subordinated debentures due to the subordinated debt refinance in the second quarter of 2025 and higher rates paid on FHLB advances.

Provision for Credit Losses

The provision for credit losses on loans and leases was $1.4 million for the first quarter of 2026, compared to $1.5 million for the first quarter of 2025. The provision for credit losses on loans and leases recorded in the first quarter of 2026 was primarily attributable to growth in the loan portfolio. The allowance for credit losses on loans and leases to total loans was 1.31% at March 31, 2026, compared to 1.34% at March 31, 2025.

The following table presents a summary of the activity in the allowance for credit losses on loans and leases for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Balance at Beginning of Period	$56,443	$52,277
Provision for Credit Losses	1,350	1,500
Charge-offs	(658)	(12)
Recoveries	142	1
Balance at End of Period	$57,277	$53,766

The provision for credit losses for off-balance sheet credit exposures was a negative provision of $150,000 for the first quarter of 2026, compared to a provision of $-0- for the first quarter of 2025. A negative provision was recorded during the first quarter of 2026 due to a decrease in unfunded commitments. The allowance for credit losses on off-balance sheet credit exposures was $3.9 million as of March 31, 2026, compared to $4.0 million as of December 31, 2025.

The following table presents a summary of the activity in the provision for credit losses for the periods indicated:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2026	2025	(Decrease)
Provision for Credit Losses on Loans and Leases	$1,350	$1,500	$(150)
Recovery of Credit Losses for Off-Balance Sheet Credit Exposures	(150)	—	(150)
Provision for Credit Losses	$1,200	$1,500	$(300)

Noninterest Income

Noninterest income was $9.6 million for the first quarter of 2026, an increase of $7.5 million from $2.1 million for the first quarter of 2025. The increase was primarily due to higher net gains on the sale of securities, swap fees and other income, offset partially by lower letter of credit fees and investment advisory fees.

The following table presents the major components of noninterest income for the periods indicated:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2026	2025	(Decrease)
Noninterest Income:
Customer Service Fees	$527	$495	$32
Net Gain on Sales of Securities	7,251	1	7,250
Letter of Credit Fees	185	455	(270)
Debit Card Interchange Fees	201	137	64
Swap Fees	240	42	198
Bank-Owned Life Insurance	447	379	68
Investment Advisory Fees	213	325	(112)
Other Income	500	245	255
Totals	$9,564	$2,079	$7,485

Noninterest Expense

Noninterest expense was $22.2 million for the first quarter of 2026, an increase of $4.0 million from $18.1 million for the first quarter of 2025. The increase was primarily attributable to increases in salaries and employee benefits, an FHLB advance prepayment penalty, and marketing and advertising expense.

The Company had 337 full-time equivalent employees at the end of the first quarter of 2026, compared to 292 at the end of the first quarter of 2025. The increase was largely driven by the hiring of key talent across the organization.

Efficiency Ratio. The efficiency ratio (on a fully tax-equivalent basis), a non-GAAP financial measure, reports total noninterest expense, less amortization of intangible assets, as a percentage of net interest income plus total noninterest income, less gains (losses) on sales of securities. Management believes this non-GAAP financial measure provides a meaningful comparison of operational performance and facilitates investors’ assessments of business performance and trends in comparison to peers in the banking industry.

The efficiency ratio (on a fully tax-equivalent basis) was 56.3% for the first quarter of 2026, compared to 55.5% for the first quarter of 2025. The Company’s efficiency ratio has remained consistently below the industry median due in part to its “branch-light” model.

The following table presents the major components of noninterest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase/
(dollars in thousands)	2026	2025	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$13,492	$11,371	$2,121
Occupancy and Equipment	1,375	1,234	141
FDIC Insurance Assessment	780	450	330
Data Processing	611	619	(8)
Professional and Consulting Fees	1,196	994	202
Derivative Collateral Fees	168	451	(283)
Information Technology and Telecommunications	1,067	971	96
Marketing and Advertising	776	327	449
Intangible Asset Amortization	226	230	(4)
FHLB Prepayment Penalty	982	—	982
Other Expense	1,497	1,489	8
Totals	$22,170	$18,136	$4,034

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

Income tax expense was $5.4 million for the first quarter of 2026, compared to $3.0 million for the first quarter of 2025. The effective combined federal and state income tax rate for the first quarter of 2026 was 23.8%, compared to 23.9% for the first quarter of 2025.

Financial Condition

Assets

Total assets at March 31, 2026 were $5.34 billion, a decrease of $71.6 million, or 1.3%, compared to total assets of $5.41 billion at December 31, 2025, and an increase of $198.6 million, or 3.9%, compared to total assets of $5.14 billion at March 31, 2025. The year-to-date decrease was primarily due to the sale of investment securities and pre-payment of FHLB advances. The Company sold $208.5 million of securities in the first quarter of 2026 to enhance balance sheet efficiency and drive current and future earnings. The year-over-year increase was primarily due to growth in the loan portfolio, offset partially by the sale of investment securities.

Investment Securities Portfolio

The investment securities portfolio is used to make various term investments and is intended to provide the Company with adequate liquidity, a source of stable income, and at times, serve as collateral for certain types of deposits or borrowings. Investment balances in the investment securities portfolio are subject to change over time based on funding needs and interest rate risk management objectives. The liquidity levels take into account anticipated future cash flows and are maintained at levels management believes are appropriate to ensure future flexibility in meeting anticipated funding needs. All investment securities are held available for sale.

Securities available for sale were $566.6 million at March 31, 2026, a decrease of $209.9 million, or 27.0%, compared to $776.4 million at December 31, 2025. The decrease was primarily due to the sale of investment securities. The sales of securities was a strategic move taken to enhance the Company’s balance sheet efficiency and positioning the Company for improved profitability moving forward.

The following table presents the amortized cost and fair value of securities available for sale, by type, at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Amortized	Fair		Amortized	Fair
(dollars in thousands)	Cost	Value	Percent	Cost	Value	Percent
U.S. Treasury Securities	$—	$—	—%	$155,863	$146,206	18.8%
U.S. Government Agency Securities	7,654	7,702	1.4	8,664	8,707	1.1
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	43,293	42,873	7.6	44,133	44,124	5.7
Issued by FNMA and FHLMC	20,844	18,940	3.3	21,166	19,326	2.5
Other Residential Mortgage-Backed Securities	71,861	65,168	11.5	73,596	67,322	8.7
Commercial Mortgage-Backed Securities	6,195	5,990	1.1	6,226	6,034	0.8
All Other Commercial MBS	96,307	97,349	17.1	107,170	108,866	14.0
Total MBS	238,500	230,320	40.6	252,291	245,672	31.7
Municipal Securities	208,513	196,661	34.7	242,995	239,168	30.8
Corporate Securities	94,728	94,373	16.7	93,080	92,407	11.9
Asset-Backed Securities	37,566	37,509	6.6	44,298	44,281	5.7
Total	$586,961	$566,565	100.0%	$797,191	$776,441	100.0%

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

The Company manages concentrations of credit exposure through a risk management program which implements formalized processes and procedures specifically for managing and mitigating risk within the loan portfolio. The processes and procedures include oversight by the board of directors and management, commercial real estate exposure limits, portfolio monitoring tools, management information systems, market reports, underwriting standards, internal and external loan review, and stress testing.

Total gross loans at March 31, 2026 were $4.37 billion, an increase of $58.5 million, or 5.5% annualized, over total gross loans of $4.31 billion at December 31, 2025, and an increase of $348.0 million, or 8.7%, over total gross loans of $4.02 billion at March 31, 2025. Both the year-to-date and the year-over-year increases in the loan portfolio were primarily due to increased loan originations and more favorable market conditions.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	March 31, 2026		December 31, 2025		September 30, 2025		June 30, 2025		March 31, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$593,406	13.6%	$547,245	12.7%	$533,476	12.7%	$549,259	13.3%	$528,801	13.2%
Leases	41,791	1.0	43,407	1.0	43,186	1.0	44,817	1.1	43,958	1.1
Construction and Land Development	209,421	4.8	216,163	5.0	159,991	3.8	136,438	3.3	128,073	3.2
1-4 Family Construction	50,629	1.1	45,152	1.1	41,739	1.0	39,095	0.9	39,438	1.0
Real Estate Mortgage:
1-4 Family Mortgage	488,029	11.2	496,142	11.5	487,297	11.6	474,269	11.4	479,461	11.9
Multifamily	1,590,091	36.4	1,587,338	36.8	1,578,223	37.4	1,555,731	37.5	1,534,747	38.2
CRE Owner Occupied	188,588	4.3	189,754	4.4	192,966	4.6	192,837	4.7	196,080	4.9
CRE Nonowner Occupied	1,185,371	27.1	1,165,104	27.0	1,158,622	27.5	1,137,007	27.4	1,055,157	26.1
Total Real Estate Mortgage Loans	3,452,079	79.0	3,438,338	79.7	3,417,108	81.1	3,359,844	81.0	3,265,445	81.1
Consumer and Other	20,716	0.5	19,212	0.5	19,054	0.4	16,346	0.4	14,361	0.4
Total Loans, Gross	4,368,042	100.0%	4,309,517	100.0%	4,214,554	100.0%	4,145,799	100.0%	4,020,076	100.0%
Allowance for Credit Losses	(57,277)		(56,443)		(56,390)		(55,765)		(53,766)
Net Deferred Loan Fees	(8,633)		(8,966)		(8,282)		(7,629)		(7,218)
Total Loans, Net	$4,302,132		$4,244,108		$4,149,882		$4,082,405		$3,959,092

The Company primarily focuses on real estate mortgage lending, which constituted 79.0% of the portfolio at March 31, 2026. The composition of the portfolio has remained relatively consistent with prior periods, and the Company does not expect any significant changes in the composition of the loan portfolio or the emphasis on real estate lending in the foreseeable future.

As of March 31, 2026, investor CRE loans totaled $3.04 billion, consisting of $1.59 billion of loans secured by multifamily residential properties, $1.19 billion of loans secured by nonowner occupied CRE, $209.4 million of construction and land development loans, and $50.6 million of 1-4 family construction loans. Investor CRE loans represented 69.5% of the total gross loan portfolio and 461.5% of the Bank’s total risk-based capital at March 31, 2026, compared to 69.9% and 473.1%, respectively, at December 31, 2025.

The following table provides a breakdown of CRE nonowner occupied loans by collateral types as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
		Percent of	Percent of		Percent of	Percent of
		CRE Nonowner	Total Loan		CRE Nonowner	Total Loan
(dollars in thousands)	Balance	Occupied Portfolio	Portfolio	Balance	Occupied Portfolio	Portfolio
Collateral Type:
Industrial	$337,240	28.5%	7.7%	$320,107	27.5%	7.4%
Office	237,691	20.1	5.4	212,926	18.3	4.9
Retail	209,603	17.7	4.8	202,904	17.4	4.7
Mini Storage Facility	114,395	9.7	2.6	109,324	9.4	2.5
Nursing/Assisted Living	106,630	9.0	2.4	119,738	10.3	2.8
Medical Office	42,717	3.6	1.0	65,527	5.6	1.5
Other	137,095	11.4	3.2	134,578	11.5	3.2
Total CRE Nonowner Occupied	$1,185,371	100.0%	27.1%	$1,165,104	100.0%	27.0%

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$249,824	$257,632	$83,147	$2,803
Leases	4,571	36,487	733	—
Construction and Land Development	104,274	90,804	14,343	—
1-4 Family Construction	38,872	11,757	—	—
Real Estate Mortgage:
1-4 Family Mortgage	95,852	310,708	58,367	23,102
Multifamily	249,684	891,397	363,923	85,087
CRE Owner Occupied	26,702	119,265	40,377	2,244
CRE Nonowner Occupied	233,528	758,429	192,996	418
Total Real Estate Mortgage Loans	605,766	2,079,799	655,663	110,851
Consumer and Other	12,489	7,823	130	274
Total Loans, Gross	$1,015,796	$2,484,302	$754,016	$113,928
Interest Rate Sensitivity:
Fixed Interest Rates	$630,331	$1,830,473	$350,703	$23,375
Floating or Adjustable Rates	385,465	653,829	403,313	90,553
Total Loans, Gross	$1,015,796	$2,484,302	$754,016	$113,928

	As of December 31, 2025
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$231,121	$237,328	$75,966	$2,830
Leases	4,514	38,351	542	—
Construction and Land Development	123,801	82,397	9,965	—
1-4 Family Construction	37,784	7,171	197	—
Real Estate Mortgage:
1-4 Family Mortgage	105,250	308,347	59,085	23,460
Multifamily	202,007	891,088	408,779	85,464
CRE Owner Occupied	13,483	123,336	50,239	2,696
CRE Nonowner Occupied	274,244	693,610	196,828	422
Total Real Estate Mortgage Loans	594,984	2,016,381	714,931	112,042
Consumer and Other	9,594	9,149	156	313
Total Loans, Gross	$1,001,798	$2,390,777	$801,757	$115,185
Interest Rate Sensitivity:
Fixed Interest Rates	$636,867	$1,772,310	$389,099	$23,773
Floating or Adjustable Rates	364,931	618,467	412,658	91,412
Total Loans, Gross	$1,001,798	$2,390,777	$801,757	$115,185

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

The following table presents information on loan classifications at March 31, 2026. The Company had no assets classified as doubtful or loss at March 31, 2026.

	Risk Category
(dollars in thousands)	Watch/Special Mention	Substandard	Total
Commercial	$4,458	$10,373	$14,831
Construction and Land Development	—	387	387
Real Estate Mortgage:
1-4 Family Mortgage	200	1,266	1,466
Multifamily	31,509	12,608	44,117
CRE Owner Occupied	8,932	1,707	10,639
CRE Nonowner Occupied	2,582	15,924	18,506
Total Real Estate Mortgage Loans	43,223	31,505	74,728
Consumer and Other	—	809	809
Totals	$47,681	$43,074	$90,755

Loans that had potential weaknesses that warranted a watch or special mention risk rating at March 31, 2026 totaled $47.7 million, compared to $47.8 million at December 31, 2025. Loans that warranted a substandard risk rating at March 31, 2026 totaled $43.1 million, compared to $53.0 million at December 31, 2025. Management continues to actively work with these borrowers and closely monitor substandard credits.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonaccrual loans totaled $11.7 million as of March 31, 2026 and $22.0 million as of December 31, 2025. There were no loans 90 days past due and still accruing as of either March 31, 2026 and December 31, 2025. There were also no foreclosed assets as of either March 31, 2026 and December 31, 2025.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Total Nonaccrual Loans	$11,715	$22,034
Total Nonperforming Loans	$11,715	$22,034
Total Nonperforming Assets (1)	$11,715	$22,034
Nonaccrual Loans to Total Loans	0.27%	0.51%
Nonperforming Loans to Total Loans	0.27	0.51
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.27	0.51
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing or modified accruing loans for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, to place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for credit losses on loans is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. There are no loans, outside of those included in the tables above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms. Gross income that would have been recorded on nonaccrual loans for the three months ended March 31, 2026 and 2025 was $63,000 and $173,000, respectively.

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

At March 31, 2026, the allowance for credit losses on loans and leases was $57.3 million, an increase of $834,000 from $56.4 million at December 31, 2025. Net charge-offs totaled $516,000 during the first quarter of 2026 and $11,000 during the first quarter of 2025. The allowance for credit losses on loans and leases as a percentage of total loans was 1.31% at both March 31, 2026 and December 31, 2025.

The following table presents a summary of net charge-offs for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Net Charge-offs (Recoveries)
Commercial	$501	$—
Consumer and Other	15	11
Total Net Charge-offs (Recoveries)	$516	$11
Net Charge-offs to Average Loans
Commercial	0.37%	0.00%
Consumer and Other	0.31	0.33
Total Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.05%	0.00%
Gross Loans, End of Period	$4,368,042	$4,020,076
Average Loans	4,336,869	3,899,258
Allowance for Credit Losses to Total Gross Loans	1.31%	1.34%

The following table presents a summary of the allocation of the allowance for credit losses on loans by loan portfolio segment as of the dates indicated:

	March 31,		December 31,
	2026		2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$6,395	11.2%	$5,982	10.6%
Leases	305	0.5	352	0.6
Construction and Land Development	1,696	3.0	1,687	3.0
1-4 Family Construction	355	0.6	316	0.6
Real Estate Mortgage:
1 - 4 Family Mortgage	2,385	4.2	2,475	4.4
Multifamily	24,140	42.1	23,775	42.1
CRE Owner Occupied	1,065	1.9	1,080	1.9
CRE Nonowner Occupied	20,677	36.0	20,595	36.5
Total Real Estate Mortgage Loans	48,267	84.2	47,925	84.9
Consumer and Other	259	0.5	181	0.3
Total Allowance for Credit Losses	$57,277	100.0%	$56,443	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	March 31, 2026		December 31, 2025		September 30, 2025		June 30, 2025		March 31, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$828,845	19.3%	$923,070	21.4%	$822,632	19.1%	$787,868	18.6%	$791,528	19.0%
Interest Bearing Transaction Deposits	899,911	20.9	893,740	20.7	860,774	20.1	791,748	18.7	840,378	20.2
Savings and Money Market Deposits	1,497,517	34.7	1,380,922	31.9	1,428,726	33.3	1,441,694	34.0	1,372,191	33.0
Time Deposits	232,959	5.4	312,154	7.2	346,214	8.1	344,882	8.1	326,821	7.8
Brokered Deposits	846,279	19.7	810,483	18.8	834,418	19.4	870,550	20.6	831,539	20.0
Total Deposits	$4,305,511	100.0%	$4,320,369	100.0%	$4,292,764	100.0%	$4,236,742	100.0%	$4,162,457	100.0%

Total deposits at March 31, 2026 were $4.31 billion, a decrease of $14.9 million, or 1.4% annualized, compared to total deposits of $4.32 billion at December 31, 2025, and an increase of $143.1 million, or 3.4%, compared to total deposits of $4.16 billion at March 31, 2025. Core deposits, defined as total deposits excluding brokered deposits and time deposits greater than $250,000, increased $26.2 million, or 3.2% annualized, from December 31, 2025. The slight decrease in deposits was due to a decrease in noninterest bearing deposits and time deposits, offset partially by an increase in savings and money market accounts.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. As of March 31, 2026, total brokered deposits were $846.3 million, an increase of $35.8 million, compared to total brokered deposits of $810.5 million at December 31, 2025. Brokered deposits continue to be used as a supplemental funding source, as needed, to support loan portfolio growth.

The following table presents the average balance and average rate paid on each of the following deposit categories as of and for the three months ended March 31, 2026 and 2025:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$834,916	—%	$767,235	—%
Interest Bearing Transaction Deposits	888,301	3.17	855,564	3.88
Savings and Money Market Deposits	1,411,090	3.28	1,302,349	3.72
Time Deposits < $250,000	155,382	3.60	177,281	3.71
Time Deposits > $250,000	97,044	3.99	151,620	4.52
Brokered Deposits	804,618	4.08	834,866	4.21
Total Deposits	$4,191,351	2.79%	$4,088,915	3.18%

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.15 billion, or 26.6% of total deposits, at March 31, 2026 and $1.29 billion, or 29.8% of total deposits, at December 31, 2025. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Other Borrowings

At March 31, 2026, the Company had outstanding FHLB advances of $336.0 million, compared to $399.5 million at December 31, 2025. During the three months ended March 31, 2026, the Company prepaid $97.5 million of fixed rate FHLB term advances with an average cost of 4.08% and incurred a prepayment fee of $982,000. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $784.9 million and $611.3 million at March 31, 2026 and December 31, 2025, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. The maximum principal amount of the revolving line of credit is $40.0 million, and the facility matures on September 1, 2026. As of both March 31, 2026 and December 31, 2025, the Company had no outstanding balances under the revolving line of credit. The Company had two outstanding letters of credit totaling $2.7 million and $6.4 million under this facility as of March 31, 2026 and December 31, 2025, respectively, which reduce the availability under the facility by the amounts of the letters of credit so long as they remain outstanding.

Additionally, the Company has borrowing capacity from other sources. As of March 31, 2026, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $882.1 million and $1.03 billion at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had no outstanding advances from the discount window.

Subordinated Debentures

As of March 31, 2026 and December 31, 2025, the Company had subordinated debentures, net of issuance costs, of $108.8 million and $108.7 million, respectively.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at March 31, 2026:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$3,349,881	$—	$—	$—	$3,349,881
Time Deposits	512,119	194,073	249,438	—	955,630
FHLB Advances	302,000	34,000	—	—	336,000
Subordinated Debentures	—	—	—	110,000	110,000
Commitment to Fund Tax Credit Investments	11,380	—	—	—	11,380
Operating Lease Obligations	499	681	181	—	1,361
Totals	$4,175,879	$228,754	$249,619	$110,000	$4,764,252

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

Capital

Total shareholders’ equity at March 31, 2026 was $528.4 million, an increase of $11.3 million, or 8.9% annualized, compared to total shareholders’ equity of $517.1 million at December 31, 2025. The increase was primarily due to net income retained and an increase in unrealized gains in the derivitives portfolio, offset partially by an increase in unrealized losses in the securities portfolio and preferred stock dividends.

Tangible book value per share, a non-GAAP financial measure, was $15.93 as of March 31, 2026, an increase of 9.9% annualized from $15.55 as of December 31, 2025. Tangible common equity as a percentage of tangible assets, a non-GAAP financial measure, was 8.34% at March 31, 2026, compared to 8.01% at December 31, 2025.

Stock Repurchase Program. The Company did not repurchase any shares of its common stock pursuant to its existing stock repurchase program during the three months ended March 31, 2026. As of March 31, 2026, the remaining amount that could be used to repurchase shares under the 2022 Stock Repurchase Program was $13.1 million. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

At-the-Market Common Stock Offering Program. The Company maintains an effective shelf registration statement on file with the SEC (the “Registration Statement”), which authorizes the Company to offer and sell shares of its common stock from time to time. Under the Registration Statement, the Company has established an at-the-market common stock offering program (the “ATM Program”) permitting the sale of common stock up to an aggregate gross sales price of $50 million.

The ATM Program provides the Company with additional flexibility to access the capital markets efficiently and is intended to be used for general corporate purposes, including growth, investments in or advances to subsidiaries, working capital, capital expenditures, stock repurchases, debt repayment, or potential acquisitions. During the three months ended March 31, 2026, the Company did not sell any shares pursuant to the ATM Program.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of March 31, 2026. The regulatory capital ratios necessary for the Company and the Bank to meet minimum capital adequacy standards, and for the Bank to be considered well capitalized under the prompt corrective action framework, are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios as of the dates indicated are presented in the following tables:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Company (Consolidated):
Total Risk-based Capital	$686,117	14.48%	$378,960	8.00%	$497,385	10.50%	N/A	N/A
Tier 1 Risk-based Capital	518,099	10.94	284,220	6.00	402,645	8.50	N/A	N/A
Common Equity Tier 1 Capital	451,585	9.53	213,165	4.50	331,590	7.00	N/A	N/A
Tier 1 Leverage Ratio	518,099	9.89	209,491	4.00	209,491	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$657,809	13.92%	$377,997	8.00%	$496,121	10.50%	$472,497	10.00%
Tier 1 Risk-based Capital	598,721	12.67	283,498	6.00	401,622	8.50	377,997	8.00
Common Equity Tier 1 Capital	598,721	12.67	212,623	4.50	330,748	7.00	307,123	6.50
Tier 1 Leverage Ratio	598,721	11.45	209,149	4.00	209,149	4.00	261,436	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Company (Consolidated):
Total Risk-based Capital	$667,814	14.12%	$378,356	8.00%	$496,593	10.50%	N/A	N/A
Tier 1 Risk-based Capital	500,002	10.57	283,767	6.00	402,004	8.50	N/A	N/A
Common Equity Tier 1 Capital	433,488	9.17	212,825	4.50	331,062	7.00	N/A	N/A
Tier 1 Leverage Ratio	500,002	9.20	217,505	4.00	217,505	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$636,973	13.49%	$377,687	8.00%	$495,715	10.50%	$472,109	10.00%
Tier 1 Risk-based Capital	577,942	12.24	283,266	6.00	401,293	8.50	377,687	8.00
Common Equity Tier 1 Capital	577,942	12.24	212,449	4.50	330,477	7.00	306,871	6.50
Tier 1 Leverage Ratio	577,942	10.65	217,116	4.00	217,116	4.00	271,395	5.00

Regulations include a capital conservation buffer of 2.5% that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At March 31, 2026, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represented credit risk as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$264,258	$522,255	$245,571	$551,272
Letters of Credit	17,035	96,085	13,074	111,763
Totals	$281,293	$618,340	$258,645	$663,035

The Company had outstanding letters of credit with the FHLB of $39.1 million and $109.0 million at March 31, 2026 and December 31, 2025, respectively, on behalf of customers and to secure public deposits.

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

Total on- and off-balance sheet liquidity was $2.59 billion as of March 31, 2026, compared to $2.51 billion at December 31, 2025.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	March 31, 2026	December 31, 2025
(dollars in thousands)
Cash and Cash Equivalents	$201,860	$96,997
Securities Available for Sale	566,565	776,441
Less: Pledged Securities	(106,800)	(254,334)
Total Primary Liquidity	$661,625	$619,104
Ratio of Primary Liquidity to Total Deposits	15.4%	14.3%

Secondary Liquidity—Off-Balance Sheet
(dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$784,903	$611,349
Net Secured Borrowing Capacity with the Federal Reserve Bank	882,101	1,026,415
Unsecured Borrowing Capacity with Correspondent Lenders	220,000	220,000
Secured Borrowing Capacity with Correspondent Lender	37,348	33,605
Total Secondary Liquidity	1,924,352	1,891,369
Total Primary and Secondary Liquidity	$2,585,977	$2,510,473
Ratio of Primary and Secondary Liquidity to Total Deposits	60.1%	58.1%

During the three months ended March 31, 2026, primary liquidity increased by $42.5 million due to a $147.5 million decrease in pledged securities and a $104.9 million increase in cash and cash equivalents, offset partially by a $209.9 million decrease in securities available for sale, when compared to December 31, 2025. Secondary liquidity increased by $33.0 million as of March 31, 2026, due to a $173.6 million increase in borrowing capacity with the FHLB and a $3.7 million increase in the borrowing capacity with a correspondent lender, offset partially by a $144.3 million decrease in the borrowing capacity with the Federal Reserve Bank, when compared to December 31, 2025.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At March 31, 2026, core deposits totaled approximately $3.38 billion and represented 78.4% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At March 31, 2026, brokered deposits totaled $846.3 million, consisting of $722.7 million of brokered time deposits and $123.6 million of non-maturity brokered money market and transaction accounts. At December 31, 2025, brokered deposits totaled $810.5 million, consisting of $665.0 million of brokered time deposits and $145.5 million of non-maturity brokered money market and transaction accounts.

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

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2026	2025	2025	2025	2025
Pre-Provision Net Revenue
Noninterest Income	$9,564	$3,148	$2,061	$3,627	$2,079
Less: Gain on Sales of Securities	(7,251)	(80)	(59)	(474)	(1)
Less: FHLB Advance Prepayment Income	—	—	—	(301)	—
Total Operating Noninterest Income	2,313	3,068	2,002	2,852	2,078
Plus: Net Interest Income	36,647	35,687	34,091	32,452	30,208
Net Operating Revenue	$38,960	$38,755	$36,093	$35,304	$32,286

Noninterest Expense	$22,170	$20,238	$19,956	$18,941	$18,136
Total Operating Noninterest Expense	$22,170	$20,238	$19,956	$18,941	$18,136

Pre-Provision Net Revenue	$16,790	$18,517	$16,137	$16,363	$14,150

Plus:
Non-Operating Revenue Adjustments	7,251	80	59	775	1
Less:
Provision for Credit Losses	1,200	1,450	1,100	2,000	1,500
Provision for Income Taxes	5,435	3,813	3,495	3,618	3,018
Net Income	$17,406	$13,334	$11,601	$11,520	$9,633

Average Assets	$5,242,761	$5,438,555	$5,372,443	$5,162,182	$5,071,446
Pre-Provision Net Revenue Return on Average Assets	1.30%	1.35%	1.19%	1.27%	1.13%

Adjusted Pre-Provision Net Revenue
Net Operating Revenue	$38,960	$38,755	$36,093	$35,304	$32,286

Noninterest Expense	$22,170	$20,238	$19,956	$18,941	$18,136
Less: Merger-related Expenses	—	(346)	(530)	(540)	(565)
Less: FHLB Advance Prepayment Penalty	(982)	—	—	—	—
Adjusted Total Operating Noninterest Expense	$21,188	$19,892	$19,426	$18,401	$17,571

Adjusted Pre-Provision Net Revenue	$17,772	$18,863	$16,667	$16,903	$14,715
Adjusted Pre-Provision Net Revenue Return on Average Assets	1.37%	1.38%	1.23%	1.31%	1.18%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2026	2025	2025	2025	2025
Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$37,395	$36,447	$34,614	$32,770	$30,464
Less:
Loan Fees	(1,257)	(1,041)	(966)	(1,019)	(719)
Purchase Accounting Accretion:
Loan Accretion	(324)	(546)	(380)	(425)	(342)
Bond Accretion	(22)	(33)	(89)	(152)	(578)
Bank-Owned Certificates of Deposit Accretion	—	(16)	(6)	(4)	(7)
Deposit Certificates of Deposit Accretion	—	—	(13)	(37)	(38)
Total Purchase Accounting Accretion	(346)	(595)	(488)	(618)	(965)
Core Net Interest Income (Tax-equivalent Basis)	$35,792	$34,811	$33,160	$31,133	$28,780

Average Interest Earning Assets	$5,079,430	$5,264,700	$5,223,139	$5,019,058	$4,928,283
Core Net Interest Margin	2.86%	2.62%	2.52%	2.49%	2.37%

Core Loan Yield
Loan Interest Income (Tax-equivalent Basis)	$62,102	$61,746	$60,317	$58,122	$53,979
Less:
Loan Fees	(1,257)	(1,041)	(966)	(1,019)	(719)
Loan Accretion	(324)	(546)	(380)	(425)	(342)
Core Loan Interest Income	$60,521	$60,159	$58,971	$56,678	$52,918

Average Loans	$4,336,869	$4,239,936	$4,132,987	$4,064,540	$3,899,258
Core Loan Yield	5.66%	5.63%	5.66%	5.59%	5.50%

Efficiency Ratio
Noninterest Expense	$22,170	$20,238	$19,956	$18,941	$18,136
Less: Amortization of Intangible Assets	(226)	(231)	(230)	(230)	(230)
Adjusted Noninterest Expense	$21,944	$20,007	$19,726	$18,711	$17,906

Net Interest Income	$36,647	$35,687	$34,091	$32,452	$30,208
Noninterest Income	9,564	3,148	2,061	3,627	2,079
Less: Gain on Sales of Securities	(7,251)	(80)	(59)	(474)	(1)
Adjusted Operating Revenue	$38,960	$38,755	$36,093	$35,605	$32,286
Efficiency Ratio	56.3%	51.6%	54.7%	52.6%	55.5%

Adjusted Efficiency Ratio
Noninterest Expense	$22,170	$20,238	$19,956	$18,941	$18,136
Less: Amortization of Intangible Assets	(226)	(231)	(230)	(230)	(230)
Less: Merger-related Expenses	—	(346)	(530)	(540)	(565)
Less: FHLB Advance Prepayment Penalty	(982)	—	—	—	—
Adjusted Noninterest Expense	$20,962	$19,661	$19,196	$18,171	$17,341

Net Interest Income	$36,647	$35,687	$34,091	$32,452	$30,208
Noninterest Income	9,564	3,148	2,061	3,627	2,079
Less: Gain on Sales of Securities	(7,251)	(80)	(59)	(474)	(1)
Less: FHLB Advance Prepayment Income	—	—	—	(301)	—
Adjusted Operating Revenue	$38,960	$38,755	$36,093	$35,304	$32,286
Adjusted Efficiency Ratio	53.8%	50.7%	53.2%	51.5%	53.7%

Adjusted Noninterest Expense to Average Assets (Annualized)
Noninterest Expense	$22,170	$20,238	$19,956	$18,941	$18,136
Less: Merger-related Expenses	—	(346)	(530)	(540)	(565)
Less: FHLB Advance Prepayment Penalty	(982)	—	—	—	—
Adjusted Noninterest Expense	$21,188	$19,892	$19,426	$18,401	$17,571

Average Assets	$5,242,761	$5,438,555	$5,372,443	$5,162,182	$5,071,446
Adjusted Noninterest Expense to Average Assets (Annualized)	1.64%	1.45%	1.43%	1.43%	1.41%

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2026	2025	2025	2025	2025
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$528,424	$517,095	$497,463	$476,282	$468,975
Less: Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Total Common Shareholders' Equity	461,910	450,581	430,949	409,768	402,461
Less: Intangible Assets	(18,685)	(18,912)	(19,142)	(19,372)	(19,602)
Tangible Common Equity	$443,225	$431,669	$411,807	$390,396	$382,859

Total Assets	$5,335,396	$5,407,002	$5,359,994	$5,296,673	$5,136,808
Less: Intangible Assets	(18,685)	(18,912)	(19,142)	(19,372)	(19,602)
Tangible Assets	$5,316,711	$5,388,090	$5,340,852	$5,277,301	$5,117,206
Tangible Common Equity/Tangible Assets	8.34%	8.01%	7.71%	7.40%	7.48%

Tangible Book Value Per Share
Book Value Per Common Share	$16.60	$16.23	$15.62	$14.92	$14.60
Less: Effects of Intangible Assets	(0.67)	(0.68)	(0.69)	(0.71)	(0.71)
Tangible Book Value Per Common Share	$15.93	$15.55	$14.93	$14.21	$13.89

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$16,393	$12,320	$10,588	$10,506	$8,620

Average Shareholders' Equity	$524,825	$509,655	$485,869	$471,700	$465,408
Less: Average Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Average Common Equity	458,311	443,141	419,355	405,186	398,894
Less: Effects of Average Intangible Assets	(18,816)	(19,042)	(19,274)	(19,504)	(19,738)
Average Tangible Common Equity	$439,495	$424,099	$400,081	$385,682	$379,156
Return on Average Tangible Common Equity	15.13%	11.53%	10.50%	10.93%	9.22%

Adjusted Diluted Earnings Per Common Share
Net Income Available to Common Shareholders	$16,393	$12,320	$10,588	$10,506	$8,620

Add: Merger-related Expenses	—	346	530	540	565
Add: FHLB Advance Prepayment Penalty	982	—	—	—	—
Less: FHLB Advance Prepayment Income	—	—	—	(301)	—
Less: Gain on Sales of Securities	(7,251)	(80)	(59)	(474)	(1)
Total Adjustments	(6,269)	266	471	(235)	564
Less: Tax Impact of Adjustments	1,492	(59)	(110)	56	(135)
Adjusted Net Income Available to Common Shareholders	$11,616	$12,527	$10,949	$10,327	$9,049

Diluted Weighted Average Shares Outstanding	28,490,176	28,354,756	28,190,406	27,998,008	28,036,506
Adjusted Diluted Earnings Per Common Share	$0.41	$0.44	$0.39	$0.37	$0.32

Adjusted Return on Average Assets
Net Income	$17,406	$13,334	$11,601	$11,520	$9,633
Add: Total Adjustments	(6,269)	266	471	(235)	564
Less: Tax Impact of Adjustments	1,492	(59)	(110)	56	(135)
Adjusted Net Income	$12,629	$13,541	$11,962	$11,341	$10,062

Average Assets	$5,242,761	$5,438,555	$5,372,443	$5,162,182	$5,071,446
Adjusted Return on Average Assets	0.98%	0.99%	0.88%	0.88%	0.80%

Adjusted Return on Average Shareholders' Equity
Adjusted Net Income	$12,629	$13,541	$11,962	$11,341	$10,062

Average Shareholders' Equity	$524,825	$509,655	$485,869	$471,700	$465,408
Adjusted Return on Average Shareholders' Equity	9.76%	10.54%	9.77%	9.64%	8.77%

Adjusted Return on Average Tangible Common Equity
Adjusted Net Income Available to Common Shareholders	$11,616	$12,527	$10,949	$10,327	$9,049

Average Tangible Common Equity	$439,495	$424,099	$400,081	$385,682	$379,156
Adjusted Return on Average Tangible Common Equity	10.72%	11.72%	10.86%	10.74%	9.68%

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

The Company has entered into certain hedging transactions including fair value swaps and interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. These cash flow hedges had a total notional amount of $388.0 million at both March 31, 2026 and December 31, 2025. Fair value hedge relationships mitigate the effects of changing interest rates on the fair values of fixed rate available for sale securities. The Company utilizes fair value hedges to manage fair value exposure for the U.S. treasury security, mortgage-backed security, and municipal security portfolios. These fair value hedges had a total notional amount of $45.1 million and $242.3 million at March 31, 2026 and December 31, 2025, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2026 and December 31, 2025 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, 300, and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points.

(dollars in thousands)	March 31, 2026		December 31, 2025
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$154,291	(5.85)%	$156,625	(6.09)%
+300	156,962	(4.22)	159,606	(4.30)
+200	159,585	(2.62)	162,132	(2.79)
+100	162,004	(1.14)	164,454	(1.40)
0	163,879	—	166,785	—
−100	171,433	4.61	173,029	3.74
−200	183,916	12.23	182,394	9.36
−300	201,380	22.88	193,779	16.18
−400	208,566	27.27	199,357	19.53

The table above indicates that as of March 31, 2026, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 5.85% decrease in net interest income. In the event of an immediate 400 basis point decrease in interest rates, the Company would experience a 27.27% increase in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2026, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1.A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the first quarter of 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2026	—	$—	—	$13,089,198
February 1 - 28, 2026	16,178	19.67	—	13,089,198
March 1 - 31, 2026	—	—	—	13,089,198
Total	16,178	$19.67	—	$13,089,198
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock and stock options. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.

(2)	On August 17, 2022, the Company’s board of directors approved the 2022 Stock Repurchase Program, which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. On July 22, 2025, the Company’s board of directors extended the expiration date of the 2022 Stock Repurchase Program from August 20, 2025 to August 26, 2026. The 2022 Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 28, 2026, the board of directors granted performance-based restricted stock unit awards under the 2023 EIP to the following executive officers:

		Target Number of Performance-
		Based Restricted Stock Unit
Name	Title	Awards
Jerry Baack	Chairman and Chief Executive Officer	30,141
Joe Chybowski	President and Chief Financial Officer	14,967
Nick Place	Chief Banking Officer	11,738
Lisa Salazar	Chief Operating Officer	9,839

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
10.1

Equity Distribution Agreement, dated February 27, 2026, by and among Bridgewater Bancshares, Inc., Bridgewater Bank and Piper Sandler & Co. (incorporated herein by reference to Exhibit 1.1 on Form 8-K filed on February 27, 2026)

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan†
31.1	Certification of the Chief Executive Officer required, by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104

The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended March 31, 2026 formatted in inline XBRL and contained in Exhibit 101

________________

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: April 30, 2026	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	President and Chief Financial Officer (Principal Financial Officer)