Form 10-Q
period 2026-06-30
Bridgewater Bancshares Inc
filed 2026-07-30
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the Common Stock outstanding as of July 28, 2026 was 27,883,823.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$169,806	$123,511
Securities Available for Sale, at Fair Value	605,412	776,441
Loans, Net of Allowance for Credit Losses of $57,418 at June 30, 2026 (unaudited) and $56,443 at December 31, 2025	4,360,502	4,244,108
Federal Home Loan Bank (FHLB) Stock, at Cost	17,979	21,122
Premises and Equipment, Net	52,730	51,576
Accrued Interest	16,946	18,929
Goodwill	11,982	11,982
Other Intangible Assets, Net	6,477	6,930
Bank-Owned Life Insurance	45,671	46,576
Other Assets	102,221	105,827
Total Assets	$5,389,726	$5,407,002

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$830,952	$923,070
Interest Bearing	3,515,252	3,397,299
Total Deposits	4,346,204	4,320,369
FHLB Advances	326,000	399,500
Subordinated Debentures, Net of Issuance Costs	108,882	108,677
Accrued Interest Payable	2,565	3,227
Other Liabilities	58,166	58,134
Total Liabilities	4,841,817	4,889,907

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at June 30, 2026 (unaudited) and December 31, 2025	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,880,830 at June 30, 2026 (unaudited) and 27,759,970 at December 31, 2025	279	278
Additional Paid-In Capital	100,868	98,287
Retained Earnings	380,841	351,455
Accumulated Other Comprehensive Gain (Loss)	(593)	561
Total Shareholders' Equity	547,909	517,095
Total Liabilities and Equity	$5,389,726	$5,407,002

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
INTEREST INCOME
Loans, Including Fees	$64,146	$57,888	$125,872	$111,708
Investment Securities	6,904	9,200	13,827	18,597
Other	1,606	2,110	2,922	4,601
Total Interest Income	72,656	69,198	142,621	134,906

INTEREST EXPENSE
Deposits	29,711	32,497	58,504	64,600
Federal Funds Purchased	19	16	257	16
Notes Payable	—	260	—	518
FHLB Advances	2,494	2,852	4,932	5,008
Subordinated Debentures	1,866	1,121	3,715	2,104
Total Interest Expense	34,090	36,746	67,408	72,246

NET INTEREST INCOME	38,566	32,452	75,213	62,660
Provision for Credit Losses	550	2,000	1,750	3,500

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	38,016	30,452	73,463	59,160

NONINTEREST INCOME
Customer Service Fees	520	496	1,047	991
Net Gain on Sales of Available for Sale Securities	—	474	7,251	475
Letter of Credit Fees	304	323	489	778
Debit Card Interchange Fees	230	152	431	289
Swap Fees	263	938	503	980
Bank-Owned Life Insurance	451	387	898	766
Investment Advisory Fees	260	213	474	538
FHLB Prepayment Income	—	301	—	301
Other Income	296	343	795	588
Total Noninterest Income	2,324	3,627	11,888	5,706

NONINTEREST EXPENSE
Salaries and Employee Benefits	13,916	11,363	27,408	22,734
Occupancy and Equipment	1,360	1,274	2,735	2,508
FDIC Insurance Assessment	595	750	1,375	1,200
Data Processing	692	625	1,303	1,244
Professional and Consulting Fees	1,267	1,110	2,463	2,104
Derivative Collateral Fees	206	372	374	823
Information Technology and Telecommunications	1,258	971	2,325	1,942
Marketing and Advertising	604	435	1,380	762
Intangible Asset Amortization	227	230	453	460
FHLB Prepayment Penalty	—	—	982	—
Other Expense	1,769	1,811	3,266	3,300
Total Noninterest Expense	21,894	18,941	44,064	37,077

INCOME BEFORE INCOME TAXES	18,446	15,138	41,287	27,789
Provision for Income Taxes	4,439	3,618	9,874	6,636
NET INCOME	14,007	11,520	31,413	21,153
Preferred Stock Dividends	(1,014)	(1,014)	(2,027)	(2,027)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$12,993	$10,506	$29,386	$19,126

EARNINGS PER SHARE
Basic	$0.47	$0.38	$1.06	$0.70
Diluted	0.45	0.38	1.03	0.68

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Income	$14,007	$11,520	$31,413	$21,153
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	5,000	(479)	2,059	7,208
Unrealized Gains (Losses) on Cash Flow Hedges	3,378	(1,455)	5,828	(4,497)
Reclassification Adjustment for Gains Realized in Income	(1,099)	(2,091)	(9,507)	(3,924)
Income Tax Impact	(2,092)	1,156	466	349
Total Other Comprehensive Income (Loss), Net of Tax	5,187	(2,869)	(1,154)	(864)
Comprehensive Income	$19,194	$8,651	$30,259	$20,289

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Six Months Ended June 30, 2026 and 2025

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE March 31, 2025	$66,514	27,560,150	$276	$95,503	$318,041	$(11,359)	$468,975
Stock-based Compensation	—	7,409	—	1,053	—	—	1,053
Comprehensive Income (Loss)	—	—	—	—	11,520	(2,869)	8,651
Stock Options Exercised	—	27,175	—	218	—	—	218
Stock Repurchases	—	(122,704)	(1)	(1,569)	—	—	(1,570)
Vested Restricted Stock Units	—	300	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(2,047)	—	(31)	—	—	(31)
Preferred Stock Dividend	—	—	—	—	(1,014)	—	(1,014)
BALANCE June 30, 2025	$66,514	27,470,283	$275	$95,174	$328,547	$(14,228)	$476,282

BALANCE March 31, 2026	$66,514	27,832,867	$278	$99,564	$367,848	$(5,780)	$528,424
Stock-based Compensation	—	7,191	—	1,156	—	—	1,156
Comprehensive Income	—	—	—	—	14,007	5,187	19,194
Stock Options Exercised	—	79,431	1	848	—	—	849
Stock Repurchases	—	(38,659)	—	(700)	—	—	(700)
Preferred Stock Dividend	—	—	—	—	(1,014)	—	(1,014)
BALANCE June 30, 2026	$66,514	27,880,830	$279	$100,868	$380,841	$(593)	$547,909

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Six Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE December 31, 2024	$66,514	27,552,449	$276	$95,088	$309,421	$(13,364)	$457,935
Stock-based Compensation	—	15,929	—	2,039	—	—	2,039
Comprehensive Income (Loss)	—	—	—	—	21,153	(864)	20,289
Stock Options Exercised	—	42,175	—	395	—	—	395
Stock Repurchases	—	(167,709)	(1)	(2,190)	—	—	(2,191)
Vested Restricted Stock Units	—	38,462	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(11,023)	—	(158)	—	—	(158)
Preferred Stock Dividend	—	—	—	—	(2,027)	—	(2,027)
BALANCE June 30, 2025	$66,514	27,470,283	$275	$95,174	$328,547	$(14,228)	$476,282

BALANCE December 31, 2025	$66,514	27,759,970	$278	$98,287	$351,455	$561	$517,095
Stock-based Compensation	—	15,493	—	2,426	—	—	2,426
Comprehensive Income (Loss)	—	—	—	—	31,413	(1,154)	30,259
Stock Options Exercised	—	109,831	1	1,173	—	—	1,174
Stock Repurchases	—	(38,659)	—	(700)	—	—	(700)
Vested Restricted Stock Units	—	50,373	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(16,178)	—	(318)	—	—	(318)
Preferred Stock Dividend	—	—	—	—	(2,027)	—	(2,027)
BALANCE June 30, 2026	$66,514	27,880,830	$279	$100,868	$380,841	$(593)	$547,909

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$31,413	$21,153
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	(2,034)	(1,394)
Net Gain on Sales of Securities Available for Sale	(7,251)	(475)
Provision for Credit Losses on Loans	1,900	3,500
Recovery of Off-Balance Sheet Exposures	(150)	—
Loan Discount Accretion	(495)	(767)
Depreciation of Premises and Equipment	1,310	1,256
Amortization of Other Intangible Assets	453	460
Amortization of Right-of Use Asset	281	280
Cash Surrender Value of Bank-Owned Life Insurance	(898)	(767)
Amortization of Subordinated Debt Issuance Costs	205	171
Stock-based Compensation	2,426	2,039
Deferred Income Taxes	(303)	(1,561)
Remeasurement of Interest Rate Swap	140	—
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(2,724)	833
Accrued Interest Payable and Other Liabilities	1,676	(14,036)
Net Cash Provided by Operating Activities	25,949	10,692

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Bank-Owned Certificates of Deposit	—	480
Proceeds from Sales of Securities Available for Sale	208,501	59,595
Proceeds from Termination of Interest Rate Swaps	10,403	—
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	57,259	50,531
Purchases of Securities Available for Sale	(90,964)	(73,642)
Net Increase in Loans	(117,799)	(275,886)
Purchase of FHLB Stock	(47,729)	(2,175)
Redemption of FHLB Stock	50,872	—
Purchases of Premises and Equipment	(2,464)	(1,702)
Redemption of Bank-owned Life Insurance	1,803	—
Net Cash Provided (Used) by Investing Activities	69,882	(242,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	25,835	149,975
Proceeds from FHLB Advances	490,000	633,500
Principal Payments on FHLB Advances	(563,500)	(588,500)
Issuance of Subordinated Debt, net of Issuance Costs	—	78,828
Redemption of Subordinated Debt, net of Issuance Costs	—	(49,980)
Preferred Stock Dividends Paid	(2,027)	(2,027)
Stock Options Exercised	1,174	365
Stock Repurchases	(700)	(2,191)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(218)	(128)
Shares Repurchased for Tax Withholdings Upon Exercise Stock Options	(100)	—
Net Cash Provided (Used) by Financing Activities	(49,536)	219,842

NET CHANGE IN CASH AND CASH EQUIVALENTS	46,295	(12,265)
Cash and Cash Equivalents Beginning	123,511	229,760
Cash and Cash Equivalents Ending	$169,806	$217,495

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$67,865	$71,973
Cash Paid for Income Taxes	$8,221	$5,883
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loans Transferred to Foreclosed Assets	—	185

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026.

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

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares, adjusted for the dilutive effect of stock compensation. For the three and six months ended June 30, 2026, stock options, restricted stock units, and performance stock units totaling 81,703 and 117,241, respectively, were excluded from the calculation because they were deemed to be anti-dilutive. For the three and six months ended June 30, 2025, stock options and restricted stock units totaling 576,788 and 585,885, respectively, were excluded from the calculation because they were deemed to be anti-dilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Net Income Available to Common Shareholders	$12,993	$10,506	$29,386	$19,126
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,861,522	27,460,982	27,830,976	27,514,579
Dilutive Effect of Stock Compensation	727,810	537,026	715,745	508,013
Weighted Average Common Stock Outstanding (Dilutive)	28,589,332	27,998,008	28,546,721	28,022,529

Basic Earnings per Common Share	$0.47	$0.38	$1.06	$0.70
Diluted Earnings per Common Share	0.45	0.38	1.03	0.68

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at June 30, 2026 and December 31, 2025:

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$263,990	$5,633	$(12,753)	$256,870
Mortgage-Backed Securities	234,000	2,050	(10,720)	225,330
Corporate Securities	88,221	1,892	(1,979)	88,134
U.S. Government Agency Securities	6,919	61	(24)	6,956
Asset-Backed Securities	28,146	2	(26)	28,122
Total Securities Available for Sale	$621,276	$9,638	$(25,502)	$605,412

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$155,863	$—	$(9,657)	$146,206
Municipal Bonds	242,995	8,686	(12,513)	239,168
Mortgage-Backed Securities	252,291	3,442	(10,061)	245,672
Corporate Securities	93,080	1,958	(2,631)	92,407
U.S. Government Agency Securities	8,664	73	(30)	8,707
Asset-Backed Securities	44,298	20	(37)	44,281
Total Securities Available for Sale	$797,191	$14,179	$(34,929)	$776,441

Securities with a carrying value of $104.1 million and $254.3 million were pledged to secure borrowing capacity at the Federal Reserve Discount Window as of June 30, 2026 and December 31, 2025, respectively.

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2026 and December 31, 2025:

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2026
Municipal Bonds	164	$9,547	$(54)	$88,978	$(12,699)	$98,525	$(12,753)
Mortgage-Backed Securities	115	52,004	(159)	103,944	(10,561)	155,948	(10,720)
Corporate Securities	38	12,866	(111)	33,975	(1,868)	46,841	(1,979)
U.S. Government Agency Securities	22	661	(6)	1,269	(18)	1,930	(24)
Asset-Backed Securities	7	8,002	(3)	10,917	(23)	18,919	(26)
Total Securities Available for Sale	346	$83,080	$(333)	$239,083	$(25,169)	$322,163	$(25,502)

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2025
U.S. Treasury Securities	2	$—	$—	$146,206	$(9,657)	$146,206	$(9,657)
Municipal Bonds	185	22,430	(354)	94,839	(12,159)	117,269	(12,513)
Mortgage-Backed Securities	108	4,701	(14)	110,265	(10,047)	114,966	(10,061)
Corporate Securities	45	10,341	(68)	39,318	(2,563)	49,659	(2,631)
U.S. Government Agency Securities	25	800	(3)	1,884	(27)	2,684	(30)
Asset-Backed Securities	7	13,024	(31)	6,150	(6)	19,174	(37)
Total Securities Available for Sale	372	$51,296	$(470)	$398,662	$(34,459)	$449,958	$(34,929)

At June 30, 2026 and December 31, 2025, 346 and 372 debt securities had unrealized losses with aggregate depreciation of approximately 7.3% and 7.2%, respectively, from the Company’s amortized cost. These unrealized losses have not been recognized into income because management does not intend to sell these securities, and it is not more likely than not it will be required to sell the securities before recovery of its amortized cost basis. Furthermore, the unrealized losses are primarily due to changes in interest rates and other market conditions and were not reflective of credit events. To make this determination, consideration is given to such factors as the credit rating of the issuer, level of credit enhancement, changes in credit ratings, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. As of June 30, 2026 and December 31, 2025, there was no allowance for credit losses carried on the Company’s securities portfolio.

Accrued interest receivable on securities, which is recorded within accrued interest on the balance sheet, totaled $4.7 million and $6.2 million at June 30, 2026 and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

The Company has entered into fair value hedging transactions to mitigate the impact of changing interest rates on the fair value of securities within the portfolio. See Note 6 – Derivative Instruments and Hedging Activities for additional information.

There were no net realized gains or losses as a result of sales from the securities portfolio for the three months ended June 30, 2026. There was a $7.3 million net realized gain as a result of sales from the securities portfolio for the six months ended June 30, 2026, which included a net gain of $10.4 million recorded on the termination of fair value hedges on treasury and municipal securities.

The following table presents a summary of the amortized cost and estimated fair value of debt securities by the earlier of expected call date or contractual maturity as of June 30, 2026. Call date is used when a call of the debt security is expected, as determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, U.S. government agency securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
June 30, 2026
Due in One Year or Less	$39,681	$41,668
Due After One Year Through Five Years	168,158	171,669
Due After Five Years Through 10 Years	133,781	122,384
Due After 10 Years	10,591	9,283
Subtotal	352,211	345,004
Mortgage-Backed Securities	234,000	225,330
U.S. Government Agency Securities	6,919	6,956
Asset-Backed Securities	28,146	28,122
Totals	$621,276	$605,412

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Proceeds From Sales of Securities	$—	$58,503	$208,501	$59,595
Gross Gains on Sales	—	480	6,190	484
Gross Losses on Sales	—	(6)	(9,342)	(9)

Note 4: Loans and Allowance for Credit Losses

The following table presents the components of the loan portfolio at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Commercial	$591,034	$547,245
Leases	41,802	43,407
Construction and Land Development	186,248	216,163
1-4 Family Construction	46,539	45,152
Real Estate Mortgage:
1-4 Family Mortgage	485,288	496,142
Multifamily	1,690,566	1,587,338
CRE Owner Occupied	191,153	189,754
CRE Nonowner Occupied	1,168,863	1,165,104
Total Real Estate Mortgage Loans	3,535,870	3,438,338
Consumer and Other	24,896	19,212
Total Loans, Gross	4,426,389	4,309,517
Allowance for Credit Losses	(57,418)	(56,443)
Net Deferred Loan Fees	(8,469)	(8,966)
Total Loans, Net	$4,360,502	$4,244,108

The following tables present the aging in past due loans and loans on nonaccrual status, with and without an ACL by loan segment, as of June 30, 2026 and December 31, 2025:

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
June 30, 2026
Commercial	$591,025	$9	$—	$—	$—	$591,034
Leases	41,802	—	—	—	—	41,802
Construction and Land Development	186,222	—	—	—	26	186,248
1-4 Family Construction	46,539	—	—	—	—	46,539
Real Estate Mortgage:
1-4 Family Mortgage	484,390	842	—	—	56	485,288
Multifamily	1,678,448	—	—	12,118	—	1,690,566
CRE Owner Occupied	191,153	—	—	—	—	191,153
CRE Nonowner Occupied	1,160,214	—	—	8,649	—	1,168,863
Total Real Estate Mortgage Loans	3,514,205	842	—	20,767	56	3,535,870
Consumer and Other	24,077	20	—	799	—	24,896
Totals	$4,403,870	$871	$—	$21,566	$82	$4,426,389

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2025
Commercial	$546,499	$746	$—	$—	$—	$547,245
Leases	43,407	—	—	—	—	43,407
Construction and Land Development	216,129	—	—	—	34	216,163
1-4 Family Construction	45,152	—	—	—	—	45,152
Real Estate Mortgage:
1-4 Family Mortgage	495,922	164	—	—	56	496,142
Multifamily	1,574,043	—	—	13,295	—	1,587,338
CRE Owner Occupied	189,754	—	—	—	—	189,754
CRE Nonowner Occupied	1,156,397	58	—	8,649	—	1,165,104
Total Real Estate Mortgage Loans	3,416,116	222	—	21,944	56	3,438,338
Consumer and Other	19,212	—	—	—	—	19,212
Totals	$4,286,515	$968	$—	$21,944	$90	$4,309,517

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

Loss: Loans classified as loss are considered uncollectible and charged-off immediately.

The following tables present loan balances classified by credit quality indicator by year of origination as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Commercial
Pass	$121,749	$120,683	$66,006	$14,144	$25,218	$31,357	$199,619	$578,776
Watch/Special Mention	480	—	477	—	—	120	751	1,828
Substandard	—	—	122	—	10,308	—	—	10,430
Total Commercial	122,229	120,683	66,605	14,144	35,526	31,477	200,370	591,034
Current Period Gross Write-offs	—	639	—	—	—	—	—	639

Leases
Pass	7,809	13,628	8,499	6,256	3,876	1,734	—	41,802
Total Leases	7,809	13,628	8,499	6,256	3,876	1,734	—	41,802
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Construction and Land Development
Pass	31,224	116,990	24,361	98	186	252	13,111	186,222
Substandard	—	—	26	—	—	—	—	26
Total Construction and Land Development	31,224	116,990	24,387	98	186	252	13,111	186,248
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	11,792	14,366	765	—	—	184	19,432	46,539
Total 1-4 Family Construction	11,792	14,366	765	—	—	184	19,432	46,539
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	40,556	82,885	64,506	38,586	79,684	92,228	85,315	483,760
Watch/Special Mention	200	—	—	—	—	—	—	200
Substandard	623	649	—	—	56	—	—	1,328
Total 1-4 Family Mortgage	41,379	83,534	64,506	38,586	79,740	92,228	85,315	485,288
Current Period Gross Write-offs	—	9	—	—	—	—	—	9

Multifamily
Pass	234,700	400,253	188,417	73,209	376,051	368,791	10,538	1,651,959
Watch/Special Mention	26,489	—	—	—	—	—	—	26,489
Substandard	1,456	—	—	—	10,645	17	—	12,118
Total Multifamily	262,645	400,253	188,417	73,209	386,696	368,808	10,538	1,690,566
Current Period Gross Write-offs	—	—	—	—	—	709	—	709

CRE Owner Occupied
Pass	13,497	20,503	20,349	21,981	51,509	50,397	2,382	180,618
Watch/Special Mention	—	—	—	1,481	5,699	—	—	7,180
Substandard	—	—	—	—	—	3,355	—	3,355
Total CRE Owner Occupied	13,497	20,503	20,349	23,462	57,208	53,752	2,382	191,153
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	163,255	307,687	223,014	63,844	198,761	186,271	7,627	1,150,459
Watch/Special Mention	—	2,582	—	—	—	—	—	2,582
Substandard	2,805	12,124	893	—	—	—	—	15,822
Total CRE Nonowner Occupied	166,060	322,393	223,907	63,844	198,761	186,271	7,627	1,168,863
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	483,581	826,683	497,179	199,101	722,405	701,059	105,862	3,535,870

Consumer and Other
Pass	631	2,591	152	254	154	244	19,871	23,897
Watch/Special Mention	—	—	—	—	—	—	190	190
Substandard	—	—	—	—	—	799	10	809
Total Consumer and Other	631	2,591	152	254	154	1,043	20,071	24,896
Current Period Gross Write-offs	—	—	—	—	—	4	35	39

Total Period Gross Write-offs	—	648	—	—	—	713	35	1,396
Total Loans	$657,266	$1,094,941	$597,587	$219,853	$762,147	$735,749	$358,846	$4,426,389

	December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial
Pass	$163,333	$83,059	$17,582	$28,653	$14,774	$25,668	$201,739	$534,808
Watch/Special Mention	—	—	584	165	—	—	1,234	1,983
Substandard	—	135	—	10,313	6	—	—	10,454
Total Commercial	163,333	83,194	18,166	39,131	14,780	25,668	202,973	547,245
Current Period Gross Write-offs	21	—	1,239	58	186	—	—	1,504

Leases
Pass	15,721	11,057	8,412	5,390	1,749	1,078	—	43,407
Total Leases	15,721	11,057	8,412	5,390	1,749	1,078	—	43,407
Current Period Gross Write-offs	—	—	—	15	—	—	—	15

Construction and Land Development
Pass	158,592	42,019	1,598	222	412	—	13,286	216,129
Substandard	—	34	—	—	—	—	—	34
Total Construction and Land Development	158,592	42,053	1,598	222	412	—	13,286	216,163
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	29,621	2,910	—	196	186	—	12,239	45,152
Total 1-4 Family Construction	29,621	2,910	—	196	186	—	12,239	45,152
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	98,718	68,467	43,294	85,577	66,080	47,581	85,425	495,142
Substandard	944	—	—	56	—	—	—	1,000
Total 1-4 Family Mortgage	99,662	68,467	43,294	85,633	66,080	47,581	85,425	496,142
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	440,012	166,790	77,979	405,405	304,191	124,609	10,647	1,529,633
Watch/Special Mention	31,728	—	2,201	—	—	—	—	33,929
Substandard	13,296	—	—	10,480	—	—	—	23,776
Total Multifamily	485,036	166,790	80,180	415,885	304,191	124,609	10,647	1,587,338
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	22,102	20,740	23,532	52,754	28,295	26,910	1,932	176,265
Watch/Special Mention	—	—	1,510	5,823	432	2,171	1,842	11,778
Substandard	—	—	—	—	1,711	—	—	1,711
Total CRE Owner Occupied	22,102	20,740	25,042	58,577	30,438	29,081	3,774	189,754
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	367,117	252,912	70,464	216,814	123,618	113,955	4,110	1,148,990
Watch/Special Mention	—	—	—	—	—	—	133	133
Substandard	15,080	901	—	—	—	—	—	15,981
Total CRE Nonowner Occupied	382,197	253,813	70,464	216,814	123,618	113,955	4,243	1,165,104
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	988,997	509,810	218,980	776,909	524,327	315,226	104,089	3,438,338

Consumer and Other
Pass	3,046	198	306	269	44	1,074	14,275	19,212
Substandard	—	—	—	—	—	—	—	—
Total Consumer and Other	3,046	198	306	269	44	1,074	14,275	19,212
Current Period Gross Write-offs	—	—	4	—	—	—	30	34

Total Period Gross Write-offs	21	—	1,243	73	186	—	30	1,553
Total Loans	$1,359,310	$649,222	$247,462	$822,117	$541,498	$343,046	$346,862	$4,309,517

The following tables present the activity in the ACL, by segment, for the three and six months ended June 30, 2026 and 2025:

		Provision for
		(Recovery of)
		Credit Losses	Loans and	Recoveries	Total Ending
	Beginning	for Loans	Leases	of Loans	Allowance
(dollars in thousands)	Balance	and Leases	Charged-off	and Leases	Balance
Three Months Ended June 30, 2026
Commercial	$6,395	$(677)	$—	$328	$6,046
Leases	305	(9)	—	—	296
Construction and Land Development	1,696	(296)	—	—	1,400
1-4 Family Construction	355	(42)	—	—	313
Real Estate Mortgage:
1-4 Family Mortgage	2,385	(100)	(9)	—	2,276
Multifamily	24,140	1,588	(709)	—	25,019
CRE Owner Occupied	1,065	(32)	—	—	1,033
CRE Nonowner Occupied	20,677	79	—	—	20,756
Total Real Estate Mortgage Loans	48,267	1,535	(718)	—	49,084
Consumer and Other	259	39	(20)	1	279
Total	$57,277	$550	$(738)	$329	$57,418

Six Months Ended June 30, 2026
Commercial	$5,982	$237	$(639)	$466	$6,046
Leases	352	(56)	—	—	296
Construction and Land Development	1,687	(287)	—	—	1,400
1-4 Family Construction	316	(3)	—	—	313
Real Estate Mortgage:
1-4 Family Mortgage	2,475	(190)	(9)	—	2,276
Multifamily	23,775	1,953	(709)	—	25,019
CRE Owner Occupied	1,080	(47)	—	—	1,033
CRE Nonowner Occupied	20,595	161	—	—	20,756
Total Real Estate Mortgage Loans	47,925	1,877	(718)	—	49,084
Consumer and Other	181	132	(39)	5	279
Total	$56,443	$1,900	$(1,396)	$471	$57,418

		Provision for
		(Recovery of)
		Credit Losses	Loans and	Recoveries	Total Ending
	Beginning	for Loans	Leases	of Loans	Allowance
(dollars in thousands)	Balance	and Leases	Charged-off	and Leases	Balance
Three Months Ended June 30, 2025
Commercial	$5,847	$87	$—	$1	$5,935
Leases	365	16	—	—	381
Construction and Land Development	1,075	29	—	—	1,104
1-4 Family Construction	292	(14)	—	—	278
Real Estate Mortgage:
1-4 Family Mortgage	2,585	(172)	—	—	2,413
Multifamily	23,927	(6)	—	—	23,921
CRE Owner Occupied	1,226	(89)	—	—	1,137
CRE Nonowner Occupied	18,314	2,129	—	—	20,443
Total Real Estate Mortgage Loans	46,052	1,862	—	—	47,914
Consumer and Other	135	20	(6)	4	153
Total	$53,766	$2,000	$(6)	$5	$55,765

Six Months Ended June 30, 2025
Commercial	$5,630	$304	$—	$1	$5,935
Leases	368	13	—	—	381
Construction and Land Development	866	238	—	—	1,104
1-4 Family Construction	331	(53)	—	—	278
Real Estate Mortgage:
1-4 Family Mortgage	2,795	(382)	—	—	2,413
Multifamily	23,120	801	—	—	23,921
CRE Owner Occupied	1,290	(153)	—	—	1,137
CRE Nonowner Occupied	17,735	2,708	—	—	20,443
Total Real Estate Mortgage Loans	44,940	2,974	—	—	47,914
Consumer and Other	142	24	(18)	5	153
Total	$52,277	$3,500	$(18)	$6	$55,765

The following tables present the balance in the ACL and the recorded investment in loans, by segment, as of June 30, 2026 and December 31, 2025:

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
ACL at June 30, 2026
Commercial	$189	$5,857	$6,046
Leases	—	296	296
Construction and Land Development	—	1,400	1,400
1-4 Family Construction	—	313	313
Real Estate Mortgage:
1-4 Family Mortgage	—	2,276	2,276
Multifamily	995	24,024	25,019
CRE Owner Occupied	—	1,033	1,033
CRE Nonowner Occupied	4,019	16,737	20,756
Total Real Estate Mortgage Loans	5,014	44,070	49,084
Consumer and Other	80	199	279
Total	$5,283	$52,135	$57,418

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
ACL at December 31, 2025
Commercial	$134	$5,848	$5,982
Leases	—	352	352
Construction and Land Development	—	1,687	1,687
1-4 Family Construction	—	316	316
Real Estate Mortgage:
1-4 Family Mortgage	—	2,475	2,475
Multifamily	789	22,986	23,775
CRE Owner Occupied	—	1,080	1,080
CRE Nonowner Occupied	2,889	17,706	20,595
Total Real Estate Mortgage Loans	3,678	44,247	47,925
Consumer and Other	—	181	181
Total	$3,812	$52,631	$56,443

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
Loans at June 30, 2026
Commercial	$10,430	$580,604	$591,034
Leases	—	41,802	41,802
Construction and Land Development	26	186,222	186,248
1-4 Family Construction	—	46,539	46,539
Real Estate Mortgage:
1-4 Family Mortgage	1,328	483,960	485,288
Multifamily	12,118	1,678,448	1,690,566
CRE Owner Occupied	3,355	187,798	191,153
CRE Nonowner Occupied	15,822	1,153,041	1,168,863
Total Real Estate Mortgage Loans	32,623	3,503,247	3,535,870
Consumer and Other	809	24,087	24,896
Total	$43,888	$4,382,501	$4,426,389

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
Loans at December 31, 2025
Commercial	$10,527	$536,718	$547,245
Leases	—	43,407	43,407
Construction and Land Development	34	216,129	216,163
1-4 Family Construction	—	45,152	45,152
Real Estate Mortgage:
1-4 Family Mortgage	1,000	495,142	496,142
Multifamily	23,776	1,563,562	1,587,338
CRE Owner Occupied	3,553	186,201	189,754
CRE Nonowner Occupied	16,867	1,148,237	1,165,104
Total Real Estate Mortgage Loans	45,196	3,393,142	3,438,338
Consumer and Other	—	19,212	19,212
Total	$55,757	$4,253,760	$4,309,517

The following tables present the amortized cost basis of collateral dependent loans by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of June 30, 2026 and December 31, 2025:

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
June 30, 2026
Commercial	$—	$252	$10,178	$10,430	$189
Construction and Land Development	26	—	—	26	—
Real Estate Mortgage:
1-4 Family Mortgage	1,328	—	—	1,328	—
Multifamily	12,118	—	—	12,118	995
CRE Owner Occupied	3,355	—	—	3,355	—
CRE Nonowner Occupied	15,822	—	—	15,822	4,019
Total Real Estate Mortgage Loans	32,623	—	—	32,623	5,014
Consumer and Other	—	—	809	809	80
Totals	$32,649	$252	$10,987	$43,888	$5,283

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
December 31, 2025
Commercial	$72	$159	$10,296	$10,527	$134
Construction and Land Development	34	—	—	34	—
Real Estate Mortgage:
1-4 Family Mortgage	1,000	—	—	1,000	—
Multifamily	23,776	—	—	23,776	789
CRE Owner Occupied	3,553	—	—	3,553	—
CRE Nonowner Occupied	16,867	—	—	16,867	2,889
Total Real Estate Mortgage Loans	45,196	—	—	45,196	3,678
Totals	$45,302	$159	$10,296	$55,757	$3,812

Accrued interest receivable on loans, which is recorded within accrued interest on the balance sheet, totaled $12.2 million and $12.7 million at June 30, 2026 and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

For the three and six months ended June 30, 2026, there were no loans modified to borrowers experiencing financial difficulty. For the three and six months ended June 30, 2025, the Company modified one commercial real estate, or CRE, nonowner occupied loan, with an outstanding balance of $8.6 million, for a borrower experiencing financial difficulty by granting a 3-year extension of the loan at a below market rate.

Note 5: Deposits

The following table presents the composition of deposits at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Transaction Deposits	$1,775,454	$1,816,810
Savings and Money Market Deposits	1,435,582	1,380,922
Time Deposits	243,694	312,154
Brokered Deposits	891,474	810,483
Totals	$4,346,204	$4,320,369

Brokered deposits included brokered transaction and money market accounts of $145.2 million and $145.5 million as of June 30, 2026 and December 31, 2025, respectively.

The following table presents the scheduled maturities of brokered and time deposits at June 30, 2026:

June 30,
(dollars in thousands)	2026
Less than 1 Year	$546,416
1 to 2 Years	92,402
2 to 3 Years	138,635
3 to 4 Years	100,219
4 to 5 Years	112,339
Totals	$990,011

The aggregate amount of time deposits greater than $250,000 was approximately $107.1 million and $158.7 million at June 30, 2026 and December 31, 2025, respectively.

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

During the six months ended June 30, 2026, the Company terminated certain fair value interest rate swaps with an aggregate notional amount of $195.9 million, resulting in a net gain of $10.4 million. The net gain was recognized in earnings and included in net gains on sales of available for sale securities.

The following table presents a summary of the Company’s interest rate swaps designated as fair value hedges as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Notional Amount	$43,703	$242,314
Weighted Average Pay Rate	3.82%	3.55%
Weighted Average Receive Rate	3.64	4.20
Weighted Average Maturity (Years)	12.98	14.54

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

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Notional Amount	$278,000	$263,000
Weighted Average Pay Rate	3.12%	2.96%
Weighted Average Receive Rate	3.66%	3.94%
Weighted Average Maturity (Years)	3.57	3.90
Net Unrealized Gain	$4,051	$1,286

The Company purchases interest rate caps, designated as cash flow hedges, of certain funding liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price specified in the contracts. For both the three and six months ended June 30, 2026 and 2025, the Company recognized amortization expense on the interest rate caps of $198,000 and $393,000, respectively, which was recorded as a component of interest expense on brokered deposits and FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Notional Amount	$125,000	$125,000
Unamortized Premium Paid	3,095	3,488
Weighted Average Strike Rate	0.96%	0.96%
Weighted Average Maturity (Years)	3.85	4.34

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of June 30, 2026 and December 31, 2025:

	Derivative Assets		Derivative Liabilities
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
June 30, 2026
Designated as hedging instruments:
Fair Value hedges:
Interest rate swaps	$43,703	$332	—	$—
Cash flow hedges:
Interest rate swaps	233,000	4,186	45,000	135
Interest rate caps	125,000	13,636	—	—
Total derivatives designated as hedging instruments	$401,703	$18,154	$45,000	$135
Not designated as hedging instruments:
Interest rate swaps	$343,319	$7,552	$343,319	$7,552
Risk participation agreements	22,762	1	9,816	6
Total derivatives not designated as hedging instruments	$366,081	$7,553	$353,135	$7,558

December 31, 2025
Designated as hedging instruments:
Fair Value hedges:
Interest rate swaps	$145,850	$10,968	96,464	$419
Cash flow hedges:
Interest rate swaps	185,500	2,012	77,500	725
Interest rate caps	125,000	13,221	—	—
Total derivatives designated as hedging instruments	$456,350	$26,201	$173,964	$1,144
Not designated as hedging instruments:
Interest rate swaps	$267,831	$8,699	$267,831	$8,699
Risk participation agreements	12,851	1	9,902	13
Total derivatives not designated as hedging instruments	$280,682	$8,700	$277,733	$8,712

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require the Company to maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of both June 30, 2026 and December 31, 2025, the Company had pledged no cash collateral for its derivative contracts. As of June 30, 2026 and December 31, 2025, the Company’s counterparties had pledged cash collateral to the Company of $22.8 million and $26.2 million, respectively.

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and six months ended June 30, 2026 and 2025:

	Gains (Losses)	Gains (Losses)
	Recognized in	Reclassified from
(dollars in thousands)	OCI	OCI into Earnings
Three Months Ended June 30, 2026
Cash flow hedges:
Interest rate swaps	$1,725	$409
Interest rate caps	554	690
Three Months Ended June 30, 2025
Cash flow hedges:
Interest rate swaps	$(1,365)	$707
Interest rate caps	(1,707)	910

	Gains (Losses)	Gains (Losses)
	Recognized in	Reclassified from
(dollars in thousands)	OCI	OCI into Earnings
Six Months Ended June 30, 2026
Cash flow hedges:
Interest rate swaps	$2,764	$877
Interest rate caps	808	1,379
Six Months Ended June 30, 2025
Cash flow hedges:
Interest rate swaps	$(3,829)	$1,635
Interest rate caps	(4,118)	1,815

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three and six months ended June 30, 2026 and 2025, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

The effects of the Company’s hedging relationships on the income statement during the three and six months ended June 30, 2026 and 2025 are presented in the table below:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income	Interest Expense
	Investment
	Securities -
(dollars in thousands)	Taxable	Deposits	FHLB Advances
Three Months Ended June 30, 2026
Total amounts in the Consolidated Statements of Income	$6,904	$29,711	$2,494
Fair value hedges:
Interest rate swaps	469	—	—
Cash flow hedges:
Interest rate swaps	—	33	376
Interest rate caps	—	337	353
Three Months Ended June 30, 2025
Total amounts in the Consolidated Statements of Income	$9,200	$32,497	$2,852
Fair value hedges:
Interest rate swaps	393	—	—
Cash flow hedges:
Interest rate swaps	—	45	662
Interest rate caps	—	—	910

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income	Interest Expense
	Investment
	Securities -
(dollars in thousands)	Taxable	Deposits	FHLB Advances
Six Months Ended June 30, 2026
Total amounts in the Consolidated Statements of Income	$13,827	$58,504	$4,932
Fair value hedges:
Interest rate swaps	356	—	—
Cash flow hedges:
Interest rate swaps	—	67	810
Interest rate caps	—	684	695
Six Months Ended June 30, 2025
Total amounts in the Consolidated Statements of Income	$18,597	$64,600	$5,008
Fair value hedges:
Interest rate swaps	(3,532)	—	—
Cash flow hedges:
Interest rate swaps	—	147	1,488
Interest rate caps	—	—	1,815

The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at June 30, 2026 and December 31, 2025:

			Cumulative Fair
			Value Hedging
			Adjustment in the
		Carrying Amount	Carrying Amount of
	Notional	of Hedged Assets/	Hedged Assets/
(dollars in thousands)	Amount	Liabilities	Liabilities
June 30, 2026
Available for sale securities	$43,703	$44,035	$332

December 31, 2025
Available for sale securities	$242,314	$252,863	$10,549

The gain recognized on derivatives not designated as hedging relationships for the three and six months ended June 30, 2026 and 2025 was as follows:

(dollars in thousands)
Derivatives not designated	Consolidated Statements	Three Months Ended June 30,		Six Months Ended June 30,
as hedging Instruments	of Income Location	2026	2025	2026	2025
Risk participation agreements	Other Income	$(6)	$(19)	$5	$(19)

The following table summarizes gross and net information about derivative instruments that were eligible for offset on the balance sheet at June 30, 2026 and December 31, 2025:

			Net Amounts of
	Gross Amounts	Gross Amounts	Assets (Liabilities)	Gross Amounts Not Offset in the Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral	Net Assets
(dollars in thousands)	Assets (Liabilities)	Balance Sheet	Balance Sheet	Instruments	Received (Paid)	(Liabilities)
June 30, 2026
Assets	$25,705	$—	$25,705	$—	$(22,803)	$2,902
Liabilities	(7,686)	—	(7,686)	—	—	(7,686)

December 31, 2025
Assets	$34,900	$—	$34,900	$—	$(26,183)	$8,717
Liabilities	(9,844)	—	(9,844)	—	—	(9,844)

Note 7: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank with aggregate principal balances of $1.68 billion and $1.62 billion at June 30, 2026 and December 31, 2025, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $745.8 million and $611.3 million at June 30, 2026 and December 31, 2025, respectively.

The following table presents information regarding FHLB advances, by maturity, at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	3.76%	$292,000	4.04%	$319,500
1 to 2 Years	3.60	34,000	4.13	27,500
2 to 3 Years	—	—	4.02	30,000
3 to 4 Years	—	—	4.10	15,000
4 to 5 Years	—	—	4.09	7,500
Totals		$326,000		$399,500

Line of Credit. The Company has a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that is secured by 100% of the issued and outstanding stock of the Bank. The maximum principal amount of the Company’s revolving line of credit is $40 million. As of June 30, 2026 and December 31, 2025, the Company had two outstanding letters of credit totaling $2.7 million and $6.4 million, respectively, under this facility. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. The Company believes it was in compliance with all covenants as of June 30, 2026 and December 31, 2025.

The following table presents information regarding the revolving line of credit at June 30, 2026 and December 31, 2025:

		Total Debt	Total Debt
		Outstanding	Outstanding	Interest
Name	Maturity Date	June 30, 2026	December 31, 2025	Rate	Coupon Structure
(dollars in thousands)
Revolving Credit Facility	September 1, 2026	$—	$—	6.75%	Variable with Floor (1)
(1)	The variable interest rate is equal to the greater of Wall Street Journal Prime Rate in effect or a floor of 4.50%.

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

The following table presents information regarding commitments outstanding at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Unfunded Commitments Under Lines of Credit	$823,739	$796,843
Letters of Credit	103,518	124,837
Totals	$927,257	$921,680

The Company had outstanding letters of credit with the FHLB of $69.6 million and $109.0 million at June 30, 2026 and December 31, 2025, respectively, on behalf of customers and to secure public deposits.

The ACL for off-balance sheet credit exposures was $3.9 million and $4.0 million at June 30, 2026 and December 31, 2025, respectively, and is separately classified on the balance sheet within other liabilities.

The following table presents the balance and activity in the ACL for off-balance sheet credit exposures for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Allowance for Credit Losses:
Beginning Balance	$3,860	$3,610	$4,010	$3,610
Recovery of Off-Balance Sheet Credit Exposures	—	—	(150)	—
Total Ending Balance	$3,860	$3,610	$3,860	$3,610

Legal Contingencies

Neither the Company nor any of its subsidiaries is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Bank’s business. The Company does not know of any material proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

Note 9: Stock Options, Restricted Stock, and Performance Stock Units

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of both June 30, 2026 and December 31, 2025, there were 10,000 shares of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of June 30, 2026 and December 31, 2025, there were 6,222 and 2,192 shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

In 2023, the Company adopted the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (the “2023 EIP”). Under the 2023 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, performance stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. Restricted stock units and restricted stock awards have been granted with a vesting period of four years. Performance stock units have been granted with a contingent vesting provision based on the achievement of specified performance goals over a three-year performance period. Performance stock units cliff vest with actual payouts ranging from 0% to 200% of the target award, depending on the level of performance achieved against the pre-established performance goals. As of June 30, 2026 and December 31, 2025, there were 266,131 and 464,751 shares, respectively, of the Company’s common stock reserved for future grants under the 2023 EIP.

In 2026, the Company adopted the Bridgewater Bancshares, Inc. 2026 Equity Incentive Plan (the “2026 EIP”). Under the 2026 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, performance stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. Restricted stock units and restricted stock awards have been granted with a vesting period of four years. Performance stock units have been granted with a contingent vesting provision based on the achievement of specified performance goals over a three-year performance period. Performance stock units cliff vest with actual payouts ranging from 0% to 200% of the target award, depending on the level of performance achieved against the pre-established performance goals. As of June 30, 2026, there were 1,500,000 shares of the Company’s common stock reserved for future grants under the 2026 EIP.

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

The weighted average assumptions used in the model for valuing stock options grants for the six months ended June 30, 2026 are as follows:

	June 30,
	2026
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	30.88%
Risk-Free Interest Rate	4.02%

The following table presents a summary of the status of the Company’s outstanding stock options for the six months ended June 30, 2026:

	June 30, 2026
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,935,175	$11.59
Granted	35,000	17.76
Exercised	(109,831)	10.70
Forfeitures	(30,000)	13.24
Outstanding at Period End	1,830,344	$11.74

Options Exercisable at Period End	1,381,093	$11.19

For the three months ended June 30, 2026 and 2025, the Company recognized compensation expense for stock options of $220,000 and $313,000, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized compensation expense for stock options of $502,000 and $578,000, respectively.

The following table presents information pertaining to options outstanding at June 30, 2026:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$7.00 - 7.99	622,892	$7.47	1.3	622,892	$7.47
8.00 - 8.99	2,961	8.76	3.8	2,961	8.76
10.00 - 10.99	173,750	10.65	7.1	69,749	10.65
11.00 - 11.99	171,125	11.11	6.2	98,375	11.12
12.00 - 12.99	236,616	12.91	3.1	236,616	12.91
13.00 - 13.99	252,500	13.77	8.6	65,000	13.75
17.00 - 17.99	310,500	17.50	5.9	285,500	17.50
18.00 - 18.99	60,000	18.08	9.5	—	—
Totals	1,830,344	$11.74	4.6	1,381,093	$11.19

As of June 30, 2026, there was $2.0 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.2 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the six months ended June 30, 2026:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2025	584,251	$5.69
Granted	35,000	7.36
Vested	(140,000)	5.55
Forfeited	(30,000)	5.67
Nonvested Options at June 30, 2026	449,251	$5.87

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

The following table presents an analysis of nonvested restricted stock units outstanding for the six months ended June 30, 2026:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested at December 31, 2025	447,661	$15.24
Granted	64,419	19.54
Vested	(50,373)	13.93
Forfeited	(12,106)	16.67
Nonvested at June 30, 2026	449,601	$15.96

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended June 30, 2026 and 2025, the Company recognized compensation expense associated with restricted stock units of $639,000 and $623,000, respectively. For the six months ended June 30, 2026 and 2025, the company recognized compensation expense associated with restricted stock units of $1.5 million and $1.2 million, respectively.

As of June 30, 2026, there was $5.6 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP, 2023 EIP, and 2026 EIP that is expected to be recognized over a weighted-average period of 2.6 years.

Stock Awards

During the six months ended June 30, 2026, the Company issued 15,493 shares of unrestricted common stock to non-employee directors, as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to non-employee directors of $298,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

Performance Stock Units

In 2026, the Company granted performance stock units under the 2023 EIP. Each performance stock unit represents the right to receive one share of Company common stock upon vesting. Vesting of the performance stock units is contingent upon achievement of specified performance metrics measured over a three-year performance period. Participants may earn 50%, 100%, or 200% of the target award based on the achievement of metrics at the end of the performance period. No payout will be earned for a performance metric if the applicable threshold level is not achieved. Final payouts are determined based on the level of achievement of both performance metrics at the conclusion of the three-year performance period.

All performance stock units are granted at the fair value of the Company’s common stock on the grant date. Because the number of shares ultimately earned is contingent upon achievement of specified performance conditions, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. This estimate is re-evaluated quarterly, and total compensation expense is adjusted for any change in the current period. For the three and six months ended June 30, 2026, the Company recognized compensation expense associated with performance stock units of $146,000. There was no compensation expense associated with performance stock units recognized for the three and six months ended June 30, 2025.

The following table presents an analysis of nonvested performance stock units outstanding for the six months ended June 30, 2026:

Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested at December 31, 2025	—	$—
Granted	121,784	18.75
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2026	121,784	$18.75

As of June 30, 2026, there was $2.1 million of total unrecognized compensation cost related to performance stock units granted under the 2023 EIP that is expected to be recognized over a weighted-average period of 2.5 years.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of June 30, 2026 and December 31, 2025:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Company (Consolidated):
Total Risk-based Capital	$702,363	14.48%	$388,156	8.00%	$509,454	10.50%	N/A	N/A
Tier 1 Risk-based Capital	532,824	10.98	291,117	6.00	412,415	8.50	N/A	N/A
Common Equity Tier 1 Capital	466,310	9.61	218,337	4.50	339,636	7.00	N/A	N/A
Tier 1 Leverage Ratio	532,824	10.02	212,622	4.00	212,622	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$676,498	13.98%	$387,227	8.00%	$508,235	10.50%	$484,033	10.00%
Tier 1 Risk-based Capital	615,984	12.73	290,420	6.00	411,428	8.50	387,227	8.00
Common Equity Tier 1 Capital	615,984	12.73	217,815	4.50	338,823	7.00	314,622	6.50
Tier 1 Leverage Ratio	615,984	11.65	211,574	4.00	211,574	4.00	264,468	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Company (Consolidated):
Total Risk-based Capital	$667,814	14.12%	$378,356	8.00%	$496,593	10.50%	N/A	N/A
Tier 1 Risk-based Capital	500,002	10.57	283,767	6.00	402,004	8.50	N/A	N/A
Common Equity Tier 1 Capital	433,488	9.17	212,825	4.50	331,062	7.00	N/A	N/A
Tier 1 Leverage Ratio	500,002	9.20	217,505	4.00	217,505	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$636,973	13.49%	$377,687	8.00%	$495,715	10.50%	$472,109	10.00%
Tier 1 Risk-based Capital	577,942	12.24	283,266	6.00	401,293	8.50	377,687	8.00
Common Equity Tier 1 Capital	577,942	12.24	212,449	4.50	330,477	7.00	306,871	6.50
Tier 1 Leverage Ratio	577,942	10.65	217,116	4.00	217,116	4.00	271,395	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. There have been no changes in methodologies used as of June 30, 2026. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	—	256,870	—	256,870
Mortgage-Backed Securities	—	225,330	—	225,330
Corporate Securities	—	88,134	—	88,134
U.S. Government Agency Securities	—	6,956	—	6,956
Asset-Backed Securities	—	28,122	—	28,122
Fair Value Swaps	—	332	—	332
Interest Rate Caps	—	13,636	—	13,636
Interest Rate Swaps	—	11,738	—	11,738
Risk Participation Agreements	—	—	1	1
Total Fair Value of Financial Assets	$—	$631,118	$1	$631,119
Fair Value of Financial Liabilities:
Interest Rate Swaps	—	7,687	—	7,687
Risk Participation Agreement	—	—	6	6
Total Fair Value of Financial Liabilities	$—	$7,687	$6	$7,693

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$146,206	$—	$—	$146,206
Municipal Bonds	—	239,168	—	239,168
Mortgage-Backed Securities	—	245,672	—	245,672
Corporate Securities	—	92,407	—	92,407
U.S. Government Agency Securities	—	8,707	—	8,707
Asset-Backed Securities	—	44,281	—	44,281
Fair Value Swaps	—	10,968	—	10,968
Interest Rate Caps	—	13,221	—	13,221
Interest Rate Swaps	—	10,711	—	10,711
Risk Participation Agreements	—	—	1	1
Total Fair Value of Financial Assets	$146,206	$665,135	$1	$811,342
Fair Value of Financial Liabilities:
Fair Value Swaps	$—	$419	$—	$419
Interest Rate Swaps	—	9,424	—	9,424
Risk Participation Agreements	—	—	13	13
Total Fair Value of Financial Liabilities	$—	$9,843	$13	$9,856

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

The following tables present net credit losses related to nonrecurring fair value measurements of certain assets at June 30, 2026 and December 31, 2025:

	June 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$16,532	$5,992
Totals	$—	$—	$16,532	$5,992

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$39,043	$3,812
Totals	$—	$—	$39,043	$3,812

Individually Evaluated Loans

The Company records certain loans at fair value on a non-recurring basis. Individually evaluated loans for which an allowance is established, or for which a write-down has occurred during the period based on the fair value of collateral, require classification in the fair value hierarchy. The fair value of the loan’s collateral is determined by appraisals, independent valuation and other techniques. When the fair value of the loan’s collateral is based on an observable market price, the Company classifies the fair value of the individually evaluated loans within Level 2 of the valuation hierarchy. For loans in which the valuation has unobservable inputs, the Company classifies such loans within Level 3 of the valuation hierarchy. As of June 30, 2026, collateral values were estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs, including internally determined values based on cost adjusted for depreciation and customized discounting criteria on appraisals. Due to the significance of unobservable inputs, fair values of individually evaluated loans have been classified as Level 3.

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair value as of June 30, 2026 and December 31, 2025 were as follows:

			June 30, 2026
(dollars in thousands)	Valuation	Unobservable			Weighted
Asset Type	Technique	Input	Fair Value	Range	Average
Collateral Dependent Loans	Appraisal, Evaluation Value, or Third-Party Sales Contract	Property Specific Adjustment	$15,803	3% - 13%	6%
Collateral Dependent Loans	Discounted Cash Flows	Discount Rate	729	30%	30%

			December 31, 2025
(dollars in thousands)	Valuation	Unobservable			Weighted
Asset Type	Technique	Input	Fair Value	Range	Average
Collateral Dependent Loans	Appraisal/Evaluation Value	Property Specific Adjustment	$39,043	1% - 10%	3%

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

The following tables present the carrying amounts and estimated fair values of financial instruments at June 30, 2026 and December 31, 2025:

	June 30, 2026
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Cash Equivalents	$169,806	$169,806	$—	$—	$169,806
Securities Available for Sale	605,412	—	605,412	—	605,412
FHLB Stock, at Cost	17,979	—	17,979	—	17,979
Loans, Net	4,360,502	—	4,292,237	16,532	4,308,769
Accrued Interest Receivable	16,946	—	16,946	—	16,946
Fair Value Swaps	332	—	332	—	332
Interest Rate Caps	13,636	—	13,636	—	13,636
Interest Rate Swaps	11,738	—	11,738	—	11,738
Risk Participation Agreements	1	—	—	1	1

Financial Liabilities:
Deposits	$4,346,204	$—	$4,345,920	$—	$4,345,920
FHLB Advances	326,000	—	325,452	—	325,452
Subordinated Debentures	108,882	—	102,969	—	102,969
Accrued Interest Payable	2,565	—	2,565	—	2,565
Interest Rate Swaps	7,687	—	7,687	—	7,687
Risk Participation Agreements	6	—	—	6	6

	December 31, 2025
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Cash Equivalents	$123,511	$123,511	$—	$—	$123,511
Securities Available for Sale	776,441	146,206	630,235	—	776,441
FHLB Stock, at Cost	21,122	—	21,122	—	21,122
Loans, Net	4,244,108	—	4,142,794	39,043	4,181,837
Accrued Interest Receivable	18,929	—	18,929	—	18,929
Fair Value Swaps	10,968	—	10,968	—	10,968
Interest Rate Caps	13,221	—	13,221	—	13,221
Interest Rate Swaps	10,711	—	10,711	—	10,711
Risk Participation Agreements	1	—	—	1	1

Financial Liabilities:
Deposits	$4,320,369	$—	$4,324,551	$—	$4,324,551
FHLB Advances	399,500	—	399,760	—	399,760
Subordinated Debentures	108,677	—	102,579	—	102,579
Accrued Interest Payable	3,227	—	3,227	—	3,227
Fair Value Swaps	419	—	419	—	419
Interest Rate Swaps	9,424	—	9,424	—	9,424
Risk Participation Agreements	13	—	—	13	13

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at June 30, 2026 and December 31, 2025.

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

Note 12: Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income for the three and six months ended June 30, 2026 and 2025:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2026
Net Unrealized Gain on Available for Sale Securities	$5,000	$(1,437)	$3,563
Less: Reclassification Adjustment for Net Gains Included in Net Income	—	—	—
Total Unrealized Gain	5,000	(1,437)	3,563

Net Unrealized Gain on Cash Flow Hedge	3,378	(971)	2,407
Less: Reclassification Adjustment for Gains Included in Net Income	(1,099)	316	(783)
Total Unrealized Gain	2,279	(655)	1,624

Other Comprehensive Gain	$7,279	$(2,092)	$5,187

Three Months Ended June 30, 2025
Net Unrealized Loss on Available for Sale Securities	$(479)	$138	$(341)
Less: Reclassification Adjustment for Net Gains Included in Net Income	(474)	136	(338)
Total Unrealized Loss	(953)	274	(679)

Net Unrealized Loss on Cash Flow Hedge	(1,455)	417	(1,038)
Less: Reclassification Adjustment for Gains Included in Net Income	(1,617)	465	(1,152)
Total Unrealized Loss	(3,072)	882	(2,190)

Other Comprehensive Loss	$(4,025)	$1,156	$(2,869)

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2026
Net Unrealized Gain on Available for Sale Securities	$2,059	$(592)	$1,467
Less: Reclassification Adjustment for Net Gains Included in Net Income	(7,251)	2,084	(5,167)
Total Unrealized Loss	(5,192)	1,492	(3,700)

Net Unrealized Gain on Cash Flow Hedge	5,828	(1,675)	4,153
Less: Reclassification Adjustment for Gains Included in Net Income	(2,256)	649	(1,607)
Total Unrealized Gain	3,572	(1,026)	2,546

Other Comprehensive Loss	$(1,620)	$466	$(1,154)

Six Months Ended June 30, 2025
Net Unrealized Gain on Available for Sale Securities	$7,208	$(2,071)	$5,137
Less: Reclassification Adjustment for Net Gains Included in Net Income	(475)	137	(338)
Total Unrealized Gain	6,733	(1,934)	4,799

Net Unrealized Loss on Cash Flow Hedge	(4,497)	1,292	(3,205)
Less: Reclassification Adjustment for Gains Included in Net Income	(3,449)	991	(2,458)
Total Unrealized Loss	(7,946)	2,283	(5,663)

Other Comprehensive Loss	$(1,213)	$349	$(864)

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2026 and 2025:

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Three Months Ended June 30, 2026
Balance at Beginning of Period	$(14,556)	$8,776	$(5,780)
Other Comprehensive Income Before Reclassifications	3,563	2,407	5,970
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(783)	(783)
Net Other Comprehensive Income During Period	3,563	1,624	5,187
Balance at End of Period	$(10,993)	$10,400	$(593)

Three Months Ended June 30, 2025
Balance at Beginning of Period	$(22,265)	$10,906	$(11,359)
Other Comprehensive Loss Before Reclassifications	(341)	(1,037)	(1,378)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(338)	(1,153)	(1,491)
Net Other Comprehensive Loss During Period	(679)	(2,190)	(2,869)
Balance at End of Period	$(22,944)	$8,716	$(14,228)

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Six Months Ended June 30, 2026
Balance at Beginning of Period	$(7,293)	$7,854	$561
Other Comprehensive Income Before Reclassifications	1,467	4,153	5,620
Amounts Reclassified from Accumulated Other Comprehensive Income	(5,167)	(1,607)	(6,774)
Net Other Comprehensive Income (Loss) During Period	(3,700)	2,546	(1,154)
Balance at End of Period	$(10,993)	$10,400	$(593)

Six Months Ended June 30, 2025
Balance at Beginning of Period	$(27,743)	$14,379	$(13,364)
Other Comprehensive Income (Loss) Before Reclassifications	5,137	(3,205)	1,932
Amounts Reclassified from Accumulated Other Comprehensive Income	(338)	(2,458)	(2,796)
Net Other Comprehensive Income (Loss) During Period	4,799	(5,663)	(864)
Balance at End of Period	$(22,944)	$8,716	$(14,228)

Note 13: Subsequent Events

On July 21, 2026, the Company’s Board of Directors announced a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), payable on September 1, 2026, to shareholders of record on the Series A Preferred Stock at the close of business on August 14, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and six months ended June 30, 2026. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission, or the SEC, on February 26, 2026.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent known and unknown uncertainties, risks, changes in circumstances and other factors that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of changes in interest rates;
●	effects on the U.S. economy resulting from actions taken by the federal government, including the threat or implementation of tariffs, immigration enforcement, executive orders, and changes in foreign policy;
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of changes in interest rates;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including the level and impact of inflation, and future monetary policies of the Federal Reserve and executive orders in response thereto, and possible recession;
●	credit risk and risks from concentrations (including by type of borrower, geographic area, collateral and industry) within the Company’s loan portfolio or large loans to certain borrowers (including CRE loans);
●	the overall health of the local and national real estate market;
●	our ability to successfully manage credit risk;
●	our ability to maintain an adequate level of allowance for credit losses on loans;
●	new or revised accounting standards as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, Securities and Exchange Commission or Public Company Accounting Oversight Board;

●	the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation insurance limits;
●	our ability to successfully manage liquidity risk, which may increase our dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	our ability to raise additional capital to implement our business plan;
●	our ability to implement our growth strategy and manage costs effectively;
●	the composition of our senior leadership team and our ability to attract and retain key personnel;
●	talent and labor shortages and employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our or our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions, “fintech” companies and digital asset service providers;
●	the effectiveness of our risk management framework;
●	rapid technological changes implemented by us and other parties in the financial services industry, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequence to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
●	emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm our business or customers;
●	the commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, domestic or foreign;
●	risks related to climate change and the negative impact it may have on our customers and their businesses;
●	the imposition of tariffs or other governmental policies impacting the global supply chain and the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, wide spread disease or pandemics, acts of war, military conflicts, or terrorism, changes in foreign relations, or other adverse external events, including the wars in Iran and Ukraine, ongoing conflicts in the Middle East, and other international military conflicts that can increase levels of political economic unpredictability, contribute to rising energy and commodity prices, affect global supply chains, increase the volatility of financial markets, and other matters beyond our control;
●	potential impairment to the goodwill the Company recorded in connection with acquisitions;
●	risks associated with our integration of First Minnetonka City Bank (“FMCB”), and the effect of the merger on the Company’s customer and employee relationships and operating results;
●	the availability of future equity and debt issuances and other capital raising opportunities on favorable terms;
●	changes to U.S. or state tax laws, regulations and governmental policies concerning the Company’s general business, including changes in interpretation or prioritization of such rules and regulations;

●	the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment regarding the stability and liquidity of banks;
●	and any other risks described in the “Risk Factors” sections of reports filed by the Company with the SEC.

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

Operating Results Overview

The following table summarizes certain key financial results as of and for the periods indicated:

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands, except per share data)	2026	2026	2025	2025	2025
Income Statement
Net Interest Income	$38,566	$36,647	$35,687	$34,091	$32,452
Provision for Credit Losses	550	1,200	1,450	1,100	2,000
Noninterest Income	2,324	9,564	3,148	2,061	3,627
Noninterest Expense	21,894	22,170	20,238	19,956	18,941
Net Income	14,007	17,406	13,334	11,601	11,520
Net Income Available to Common Shareholders	12,993	16,393	12,320	10,588	10,506

Per Common Share Data
Basic Earnings Per Share	$0.47	$0.59	$0.45	$0.38	$0.38
Diluted Earnings Per Share	0.45	0.58	0.43	0.38	0.38
Adjusted Diluted Earnings Per Share (1)	0.45	0.41	0.44	0.39	0.37
Book Value Per Share	17.27	16.60	16.23	15.62	14.92
Tangible Book Value Per Share (1)	16.61	15.93	15.55	14.93	14.21
Basic Weighted Average Shares Outstanding	27,861,522	27,800,091	27,641,138	27,504,840	27,460,982
Diluted Weighted Average Shares Outstanding	28,589,332	28,490,176	28,354,756	28,190,406	27,998,008
Shares Outstanding at Period End	27,880,830	27,832,867	27,759,970	27,584,732	27,470,283

Selected Performance Ratios
Return on Average Assets (2)	1.06%	1.35%	0.97%	0.86%	0.90%
Pre-Provision Net Revenue Return on Average Assets (1)(2)	1.43	1.30	1.35	1.19	1.27
Return on Average Shareholders' Equity (2)	10.17	13.45	10.38	9.47	9.80
Return on Average Tangible Common Equity (1)(2)	11.15	15.13	11.53	10.50	10.93
Average Shareholders' Equity to Average Assets	10.39	10.01	9.37	9.04	9.14
Net Interest Margin (3)	3.07	2.99	2.75	2.63	2.62
Core Net Interest Margin (1)(3)	2.94	2.86	2.62	2.52	2.49
Yield on Interest Earning Assets(3)	5.73	5.65	5.58	5.63	5.56
Yield on Total Loans, Gross(3)	5.91	5.81	5.78	5.79	5.74
Cost of Interest Bearing Liabilities	3.51	3.53	3.73	3.89	3.83
Cost of Total Deposits	2.80	2.79	2.97	3.19	3.16
Cost of Funds	2.91	2.90	3.07	3.25	3.19
Efficiency Ratio (1)	53.0	56.3	51.6	54.7	52.6
Noninterest Expense to Average Assets (2)	1.65	1.71	1.48	1.47	1.47

Adjusted Financial Ratios (1)
Adjusted Return on Average Assets (2)	1.06%	0.98%	0.99%	0.88%	0.88%
Adjusted Pre-Provision Net Revenue Return on Average Assets (2)	1.43	1.37	1.38	1.23	1.31
Adjusted Return on Average Shareholders' Equity	10.17	9.76	10.54	9.77	9.64
Adjusted Return on Average Tangible Common Equity	11.15	10.72	11.72	10.86	10.74
Adjusted Efficiency Ratio	53.0	53.8	50.7	53.2	51.5
Adjusted Noninterest Expense to Average Assets	1.65	1.64	1.45	1.43	1.43

Balance Sheet
Total Assets	$5,389,726	$5,335,396	$5,407,002	$5,359,994	$5,296,673
Total Loans, Gross	4,426,389	4,368,042	4,309,517	4,214,554	4,145,799
Deposits	4,346,204	4,305,511	4,320,369	4,292,764	4,236,742
Total Shareholders' Equity	547,909	528,424	517,095	497,463	476,282
Loan to Deposit Ratio	101.8%	101.5%	99.7%	98.2%	97.9%
Core Deposits to Total Deposits (4)	77.0	78.4	77.6	76.4	75.2
Uninsured Deposits to Total Deposits	26.2	26.6	29.8	29.2	30.5

Capital Ratios (Consolidated) (5)
Tier 1 Leverage Ratio	10.02%	9.89%	9.20%	9.02%	9.14%
Common Equity Tier 1 Risk-based Capital Ratio	9.61	9.53	9.17	9.08	9.03
Tier 1 Risk-based Capital Ratio	10.98	10.94	10.57	10.52	10.51
Total Risk-based Capital Ratio	14.48	14.48	14.12	14.12	14.17
Tangible Common Equity to Tangible Assets (1)	8.62	8.34	8.01	7.71	7.40

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2026	2026	2025	2025	2025
Selected Asset Quality Data
Loans 30-89 Days Past Due	$871	$494	$968	$2,906	$12,492
Loans 30-89 Days Past Due to Total Loans	0.02%	0.01%	0.02%	0.07%	0.30%
Nonperforming Loans	$21,648	$11,715	$22,034	$9,991	$10,134
Nonperforming Loans to Total Loans	0.49%	0.27%	0.51%	0.24%	0.24%
Nonaccrual Loans to Total Loans	0.49	0.27	0.51	0.24	0.24
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.49	0.27	0.51	0.24	0.24
Foreclosed Assets	$—	$—	$—	$—	$185
Nonperforming Assets (6)	21,648	11,715	22,034	9,991	10,319
Nonperforming Assets to Total Assets (6)	0.40%	0.22%	0.41%	0.19%	0.19%
Allowance for Credit Losses on Loans to Total Loans	1.30	1.31	1.31	1.34	1.35
Allowance for Credit Losses on Loans to Nonaccrual Loans	265.23	488.92	256.16	564.41	550.28
Net Loan Charge-Offs to Average Loans (2)	0.04	0.05	0.11	0.03	0.00
Watchlist/Special Mention Risk Rating Loans	$38,469	$47,681	$47,823	$40,642	$53,282
Substandard Risk Rating Loans	43,888	43,074	52,956	58,074	44,986
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Annualized.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(4)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.
(5)	Preliminary data. Current period subject to change prior to filing with applicable regulatory filings.
(6)	Nonperforming assets are defined as nonaccrual loans plus 90 days past due plus foreclosed assets.

Discussion and Analysis of Results of Operations

Net Income

Net income was $14.0 million for the second quarter of 2026, compared to net income of $11.5 million for the second quarter of 2025. Earnings per diluted common share for the second quarter of 2026 were $0.45, compared to $0.38 per diluted common share for the second quarter of 2025.

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

Average Balances and Yields

The following table presents, for the three and six months ended June 30, 2026 and 2025, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	June 30, 2026			June 30, 2025
	Average	Interest	Yield/	Average	Interest	Yield/
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest Earning Assets:
Cash Investments	$140,738	$1,167	3.33%	$166,164	$1,681	4.06%
Investment Securities:
Taxable Investment Securities	460,567	5,233	4.56	734,998	8,883	4.85
Tax-Exempt Investment Securities (1)	144,241	2,115	5.88	31,940	401	5.04
Total Investment Securities	604,808	7,348	4.87	766,938	9,284	4.86
Loans (1)(2)	4,380,477	64,537	5.91	4,064,540	58,122	5.74
Federal Home Loan Bank Stock	18,692	438	9.39	21,416	429	8.03
Total Interest Earning Assets	5,144,715	73,490	5.73%	5,019,058	69,516	5.56%
Noninterest Earning Assets	172,500			143,124
Total Assets	$5,317,215			$5,162,182
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$931,588	$7,504	3.23%	$813,906	$7,769	3.83%
Savings and Money Market Deposits	1,436,829	11,650	3.25	1,370,831	12,692	3.71
Time Deposits	230,949	2,089	3.63	326,024	3,268	4.02
Brokered Deposits	843,456	8,468	4.03	833,629	8,768	4.22
Total Interest Bearing Deposits	3,442,822	29,711	3.46	3,344,390	32,497	3.90
Federal Funds Purchased	1,901	19	3.90	1,369	16	4.64
Notes Payable	—	—	—	13,750	260	7.58
FHLB Advances	340,341	2,494	2.94	404,473	2,852	2.83
Subordinated Debentures	108,835	1,866	6.87	83,892	1,121	5.36
Total Interest Bearing Liabilities	3,893,899	34,090	3.51%	3,847,874	36,746	3.83%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	808,295			774,424
Other Noninterest Bearing Liabilities	62,446			68,184
Total Noninterest Bearing Liabilities	870,741			842,608
Shareholders' Equity	552,575			471,700
Total Liabilities and Shareholders' Equity	$5,317,215			$5,162,182
Net Interest Income / Interest Rate Spread		39,400	2.22%		32,770	1.73%
Net Interest Margin (3)			3.07%			2.62%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(834)			(318)
Net Interest Income		$38,566			$32,452
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Six Months Ended
	June 30, 2026			June 30, 2025
	Average	Interest	Yield/	Average	Interest	Yield/
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest Earning Assets:
Cash Investments	$119,232	$1,938	3.28%	$185,850	$3,737	4.06%
Investment Securities:
Taxable Investment Securities	483,235	10,763	4.49	751,702	17,916	4.81
Tax-Exempt Investment Securities (1)	131,980	3,879	5.93	33,734	862	5.15
Total Investment Securities	615,215	14,642	4.80	785,436	18,778	4.82
Loans (1)(2)	4,358,793	126,639	5.86	3,982,389	112,101	5.68
Federal Home Loan Bank Stock	19,012	984	10.43	20,209	864	8.62
Total Interest Earning Assets	5,112,252	144,203	5.69%	4,973,884	135,480	5.49%
Noninterest Earning Assets	167,942			143,115
Total Assets	$5,280,194			$5,116,999
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$910,253	$14,440	3.20%	$834,537	$15,958	3.86%
Savings and Money Market Deposits	1,424,031	23,073	3.27	1,336,632	24,627	3.72
Time Deposits	241,628	4,422	3.69	327,613	6,577	4.05
Brokered Deposits	824,144	16,569	4.05	834,244	17,438	4.22
Total Interest Bearing Deposits	3,400,056	58,504	3.47	3,333,026	64,600	3.91
Federal Funds Purchased	13,127	257	3.94	688	16	4.64
Notes Payable	—	—	—	13,750	518	7.60
FHLB Advances	338,417	4,932	2.94	379,652	5,008	2.66
Subordinated Debentures	108,783	3,715	6.89	81,813	2,104	5.19
Total Interest Bearing Liabilities	3,860,383	67,408	3.52%	3,808,929	72,246	3.82%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	821,342			770,849
Other Noninterest Bearing Liabilities	59,692			68,607
Total Noninterest Bearing Liabilities	881,034			839,456
Shareholders' Equity	538,777			468,614
Total Liabilities and Shareholders' Equity	$5,280,194			$5,116,999
Net Interest Income / Interest Rate Spread		76,795	2.17%		63,234	1.67%
Net Interest Margin (3)			3.03%			2.56%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(1,582)			(574)
Net Interest Income		$75,213			$62,660
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, and for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Three Months Ended June 30, 2026
	Compared with
	Three Months Ended June 30, 2025
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$(210)	$(304)	$(514)
Investment Securities:
Taxable Investment Securities	(3,119)	(531)	(3,650)
Tax-Exempt Investment Securities	1,647	67	1,714
Total Securities	(1,472)	(464)	(1,936)
Loans	4,657	1,758	6,415
Federal Home Loan Bank Stock	(63)	72	9
Total Interest Earning Assets	$2,912	$1,062	$3,974

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$949	$(1,214)	$(265)
Savings and Money Market Deposits	536	(1,578)	(1,042)
Time Deposits	(860)	(319)	(1,179)
Brokered Deposits	98	(398)	(300)
Total Deposits	723	(3,509)	(2,786)
Federal Funds Purchased	5	(2)	3
Notes Payable	(260)	—	(260)
FHLB Advances	(470)	112	(358)
Subordinated Debentures	427	318	745
Total Interest Bearing Liabilities	425	(3,081)	(2,656)
Net Interest Income	$2,487	$4,143	$6,630

	Six Months Ended June 30, 2026
	Compared with
	Six Months Ended June 30, 2025
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$(1,082)	$(717)	$(1,799)
Investment Securities:
Taxable Investment Securities	(5,980)	(1,173)	(7,153)
Tax-Exempt Investment Securities	2,888	129	3,017
Total Securities	(3,092)	(1,044)	(4,136)
Loans	10,942	3,596	14,538
Federal Home Loan Bank Stock	(61)	181	120
Total Interest Earning Assets	$6,707	$2,016	$8,723

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$1,201	$(2,719)	$(1,518)
Savings and Money Market Deposits	1,416	(2,970)	(1,554)
Time Deposits	(1,574)	(581)	(2,155)
Brokered Deposits	(203)	(666)	(869)
Total Deposits	840	(6,936)	(6,096)
Federal Funds Purchased	243	(2)	241
Notes Payable	(518)	—	(518)
FHLB Advances	(601)	525	(76)
Subordinated Debentures	921	690	1,611
Total Interest Bearing Liabilities	885	(5,723)	(4,838)
Net Interest Income	$5,822	$7,739	$13,561

Comparison of Net Interest Margin, Interest Income, and Interest Expense

Second Quarter of 2026 Compared to Second Quarter of 2025

Net interest income was $38.6 million for the second quarter of 2026, an increase of $6.1 million compared to net interest income of $32.5 million for the second quarter of 2025. The increase in net interest income was primarily due to growth in the loan portfolio and lower rates paid on deposits, offset partially by lower investment securities balances following the sale of $208.5 million of securities in the first quarter of 2026, and higher balances and rates paid on subordinated debt.

Net interest margin (on a fully tax-equivalent basis), the second quarter of 2026 was 3.07%, a 45 basis point increase from 2.62% in the second quarter of 2025. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and purchase accounting accretion attributable to the acquisition of FMCB, was 2.94% for the second quarter of 2026, a 45 basis point increase from 2.49% in the second quarter of 2025. The increase in net interest margin (on a fully tax-equivalent basis) was primarily due to growth and repricing of the loan portfolio at higher yields and lower rates paid on deposits.

Average interest earning assets were $5.14 billion for the second quarter of 2026, an increase of $125.7 million, or 2.5%, compared to $5.02 billion for the second quarter of 2025. The increase in average interest earning assets was primarily due to growth in the loan portfolio, offset partially by lower investment securities balances. Average interest bearing liabilities were $3.89 billion for the second quarter of 2026, an increase of $46.0 million, or

1.2%, compared to $3.85 billion for the second quarter of 2025. The increase in average interest bearing liabilities was primarily due to higher deposit balances, offset partially by a decrease in FHLB advances.

Average interest earning assets produced a tax-equivalent yield of 5.73% for the second quarter of 2026, compared to 5.56% for the second quarter of 2025. The increase in the yield on interest earning assets was primarily due to growth and repricing of the loan portfolio at accretive yields. The average rate paid on interest bearing liabilities was 3.51% for the second quarter of 2026, compared to 3.83% for the second quarter of 2025. The decrease was primarily due to lower rates paid on deposits following interest rate cuts in 2025.

Interest Income. Total interest income, on a tax-equivalent basis, was $73.5 million for the second quarter of 2026, compared to $69.5 million for the second quarter of 2025. The $4.0 million, or 5.7%, increase in total interest income, on a tax-equivalent basis, was primarily due to growth and repricing of the loan portfolio at higher yields.

Interest income on the investment securities portfolio, on a tax-equivalent basis, decreased $1.9 million for the second quarter of 2026, compared to the second quarter of 2025, primarily due to a $162.1 million, or 21.1%, decrease in average balances between the two periods. The decrease in securities was due to the Company selling $208.5 million of securities for a pre-tax gain of $7.3 million in the first quarter of 2026.

Interest income on loans, on a tax-equivalent basis, was $64.5 million for the second quarter of 2026, compared to $58.1 million for the second quarter of 2025. The $6.4 million, or 11.0%, increase was primarily due to growth and repricing of the loan portfolio.

The aggregate loan yield, on a tax-equivalent basis, was 5.91% in the second quarter of 2026, a 17 basis point increase, compared to 5.74% in the second quarter of 2025. Core loan yield, a non-GAAP financial measure which excludes the impact of loan fees and purchase accounting accretion attributable to the acquisition of FMCB, continued to rise as new loans originated at higher yields and the existing portfolio repriced in the higher interest rate environment.

The following table presents a summary of interest, fees and accretion recognized on loans for the periods indicated:

	Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Interest	5.76%	5.66%	5.63%	5.66%	5.59%
Fees	0.13	0.12	0.10	0.09	0.11
Accretion	0.02	0.03	0.05	0.04	0.04
Yield on Loans	5.91%	5.81%	5.78%	5.79%	5.74%

Interest Expense. Interest expense was $34.1 million for the second quarter of 2026, a decrease of $2.7 million, or 7.2%, from $36.7 million for the second quarter of 2025. The decrease was primarily due to lower rates paid on deposits, offset partially by higher balances and rates paid on subordinated debentures.

Interest expense on deposits was $29.7 million for the second quarter of 2026, a decrease of $2.8 million, or 8.6%, from $32.5 million for the second quarter of 2025. The decrease in interest expense on deposits was primarily due to lower rates paid on deposits and lower average balances of time deposits. The cost of total deposits was 2.80% in the second quarter of 2026, a 36 basis point decrease, compared to 3.16% in the second quarter of 2025. The decrease was primarily due to lower rates paid on deposits following interest rate cuts in 2025 and an increase in noninterest bearing deposits.

Interest expense on borrowings was $4.4 million for the second quarter of 2026, an increase of $130,000, compared to $4.2 million for the second quarter of 2025. The increase was primarily due to higher balances and rates on subordinated debentures due to the subordinated debt refinancing in the second quarter of 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net interest income was $75.2 million for the six months ended June 30, 2026, an increase of $12.6 million, or 20.0%, compared to $62.7 million for the six months ended June 30, 2025. The increase in net interest income was primarily due to growth and higher yields in the loan portfolio and lower rates paid on deposits, offset partially by lower investment securities balances following the sale of $208.5 million of securities in the first quarter of 2026, and lower cash balances.

Net interest margin (on a fully tax-equivalent basis) for the six months ended June 30, 2026 was 3.03%, a 47 basis point increase from 2.56% for the six months ended June 30, 2025. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and purchase accounting accretion, was 2.90% for the six months ended June 30, 2026, a 47 basis point increase from 2.43% for the six months ended June 30, 2025.

Average interest earning assets were $5.11 billion for the six months ended June 30, 2026, an increase of $138.4 million, or 2.8%, compared to $4.97 billion for the six months ended June 30, 2025. The increase in average interest earning assets was primarily due to growth in the loan portfolio, offset partially by lower investment securities and cash balances. Average interest bearing liabilities were $3.86 billion for the six months ended June 30, 2026, an increase of $51.5 million, or 1.4%, compared to $3.81 billion for the six months ended June 30, 2025. The increase in average interest bearing liabilities was primarily due to higher deposit balances, federal funds purchased, and subordinated debentures, offset partially by a decrease in FHLB advances and notes payable.

Average interest earning assets produced a tax-equivalent yield of 5.69% for the six months ended June 30, 2026, compared to 5.49% for the six months ended June 30, 2025. The average rate paid on interest bearing liabilities was 3.52% for the six months ended June 30, 2026, compared to 3.82% for the six months ended June 30, 2025.

Interest Income. Total interest income on a tax-equivalent basis was $144.2 million for the six months ended June 30, 2026, compared to $135.5 million for the six months ended June 30, 2025. The $8.7 million increase in total interest income on a tax-equivalent basis was primarily due to growth and repricing in the loan portfolio.

Interest income on the investment securities portfolio, on a tax-equivalent basis, decreased $4.1 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to a $170.2 million, or 21.7%, decrease in average balances between the two periods. The decrease was primarily attributable to the sale of $208.5 million of securities for a pre-tax gain of $7.3 million in the first quarter of 2026.

Interest income on loans, on a tax-equivalent basis, for the six months ended June 30, 2026 was $126.6 million, compared to $112.1 million for the six months ended June 30, 2025. The $14.5 million, or 13.1%, increase was primarily due to growth and repricing of the loan portfolio in the higher interest rate environment.

Interest Expense. Interest expense on interest bearing liabilities was $67.4 million for the six months ended June 30, 2026, a decrease of $4.8 million, compared to $72.2 million for the six months ended June 30, 2025. The decrease was primarily due to lower rates paid on deposits, offset partially by higher balances and rates paid on subordinated debentures.

Interest expense on deposits decreased to $58.5 million for the six months ended June 30, 2026, compared to $64.6 million for the six months ended June 30, 2025. The $6.1 million decrease in interest expense on deposits was primarily due to lower rates paid on deposits, lower time deposit balances, and an increase in noninterest bearing deposits.

Interest expense on borrowings was $8.9 million for the six months ended June 30, 2026, compared to $7.6 million for the six months ended June 30, 2025. The $1.3 million increase was primarily due to higher balances and rates on subordinated debentures due to the subordinated debt refinancing in the second quarter of 2025, offset partially by paying down the notes payable balance.

Provision for Credit Losses

The provision for credit losses on loans and leases was $550,000 for the second quarter of 2026, compared to $2.0 million for the second quarter of 2025. The provision for credit losses on loans and leases was $1.9 million for the six months ended June 30, 2026, compared to $3.5 million for the six months ended June 30, 2025. The provision for credit losses on loans and leases recorded in the second quarter of 2026 was primarily attributable to growth in the loan portfolio, offset partially by changes to qualitative factors. The allowance for credit losses on loans and leases to total loans was 1.30% at June 30, 2026, compared to 1.35% at June 30, 2025.

The following table presents a summary of the activity in the allowance for credit losses on loans and leases for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at Beginning of Period	$57,277	$53,766	$56,443	$52,277
Provision for Credit Losses	550	2,000	1,900	3,500
Charge-offs	(738)	(6)	(1,396)	(18)
Recoveries	329	5	471	6
Balance at End of Period	$57,418	$55,765	$57,418	$55,765

The provision for credit losses for off-balance sheet credit exposures was $-0- for each of the second quarter of 2026 and 2025. No provision was recorded during the second quarter of 2026 due to unfunded commitments remaining stable as the migration to funded loans was offset by the volume of newly originated loans with unfunded commitments. The provision for credit losses for off-balance sheet credit exposures was a negative provision of $150,000 for the six months ended June 30, 2026, compared to $-0- for the six months ended June 30, 2025. The allowance for credit losses on off-balance sheet credit exposures was $3.9 million as of June 30, 2026, compared to $4.0 million as of December 31, 2025.

The following table presents a summary of the activity in the provision for credit losses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2026	2025	(Decrease)	2026	2025	(Decrease)
Provision for Credit Losses on Loans and Leases	$550	$2,000	$(1,450)	$1,900	$3,500	$(1,600)
Recovery of Credit Losses for Off-Balance Sheet Credit Exposures	—	—	—	(150)	—	(150)
Provision for Credit Losses	$550	$2,000	$(1,450)	$1,750	$3,500	$(1,750)

Noninterest Income

Noninterest income was $2.3 million for the second quarter of 2026, a decrease of $1.3 million from $3.6 million for the second quarter of 2025. The decrease was primarily due to lower swap fees, net gain on sale of securities, and FHLB prepayment income. Noninterest income was $11.9 million for the six months ended June 30, 2026, an increase of $6.2 million from $5.7 million for the six months ended June 30, 2025. The increase was primarily due to higher net gain on sale of securities, offset partially by lower swap fees and FHLB prepayment income.

The following table presents the major components of noninterest income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2026	2025	(Decrease)	2026	2025	(Decrease)
Noninterest Income:
Customer Service Fees	$520	$496	$24	$1,047	$991	$56
Net Gain on Sales of Securities	—	474	(474)	7,251	475	6,776
Letter of Credit Fees	304	323	(19)	489	778	(289)
Debit Card Interchange Fees	230	152	78	431	289	142
Swap Fees	263	938	(675)	503	980	(477)
Bank-Owned Life Insurance	451	387	64	898	766	132
Investment Advisory Fees	260	213	47	474	538	(64)
FHLB Prepayment Income	—	301	(301)	—	301	(301)
Other Income	296	343	(47)	795	588	207
Totals	$2,324	$3,627	$(1,303)	$11,888	$5,706	$6,182

Noninterest Expense

Second Quarter of 2026 Compared to Second Quarter of 2025

Noninterest expense was $21.9 million for the second quarter of 2026, an increase of $3.0 million from $18.9 million for the second quarter of 2025. The increase was primarily attributable to increases in salaries and employee benefits and information technology expense.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Noninterest expense was $44.1 million for the six months ended June 30, 2026, an increase of $7.0 million from $37.1 million for the six months ended June 30, 2025. The increase was primarily attributable to increases in salaries and employee benefits, an FHLB advance prepayment penalty, and marketing and advertising expenses.

The Company had 355 full-time equivalent employees at the end of the second quarter of 2026, compared to 308 at the end of the second quarter of 2025. The increase was largely driven by the hiring of key talent across the organization amidst continued M&A disruption.

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

The efficiency ratio (on a fully tax-equivalent basis) was 53.0% for the second quarter of 2026, compared to 52.6% for the second quarter of 2025. The efficiency ratio was 54.6% and 53.9%, respectively, for the six months ended June 30, 2026 and June 30, 2025. The Company’s efficiency ratio has remained consistently below the industry median due in part to its “branch-light” model.

The following table presents the major components of noninterest expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(dollars in thousands)	2026	2025	(Decrease)	2026	2025	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$13,916	$11,363	$2,553	$27,408	$22,734	$4,674
Occupancy and Equipment	1,360	1,274	86	2,735	2,508	227
FDIC Insurance Assessment	595	750	(155)	1,375	1,200	175
Data Processing	692	625	67	1,303	1,244	59
Professional and Consulting Fees	1,267	1,110	157	2,463	2,104	359
Derivative Collateral Fees	206	372	(166)	374	823	(449)
Information Technology and Telecommunications	1,258	971	287	2,325	1,942	383
Marketing and Advertising	604	435	169	1,380	762	618
Intangible Asset Amortization	227	230	(3)	453	460	(7)
FHLB Prepayment Penalty	—	—	—	982	—	982
Other Expense	1,769	1,811	(42)	3,266	3,300	(34)
Totals	$21,894	$18,941	$2,953	$44,064	$37,077	$6,987

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

Income tax expense was $4.4 million for the second quarter of 2026, compared to $3.6 million for the second quarter of 2025. The effective combined federal and state income tax rate for the second quarter of 2026 was 24.1%, compared to 23.9% for the second quarter of 2025. Income tax expense was $9.9 million for the six months ended June 30, 2026, compared to $6.6 million for the six months ended June 30, 2025. The effective combined federal and state income tax rate for each of the six months ended June 30, 2026 and 2025 was 23.9%. The effective tax rate remained stable across both periods.

Financial Condition

Assets

Total assets at June 30, 2026 were $5.39 billion, a decrease of $17.3 million, or 0.3%, compared to total assets of $5.41 billion at December 31, 2025, and an increase of $93.1 million, or 1.8%, compared to total assets of $5.30 billion at June 30, 2025. The year-to-date decrease was primarily due to the sale of investment securities and pre-payment of FHLB advances. The Company sold $208.5 million of securities in the first quarter of 2026 as part of a strategic balance sheet repositioning to enhance efficiency and drive future earnings. The year-over-year increase was primarily due to growth in the loan portfolio, offset partially by the sale of investment securities.

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

Securities available for sale were $605.4 million at June 30, 2026, a decrease of $171.0 million, or 22.0%, compared to $776.4 million at December 31, 2025. The decrease was primarily due to the sale of investment securities in the first quarter of 2026, a strategic move taken to enhance the Company’s balance sheet efficiency and positioning the Company for improved profitability moving forward.

The following table presents the amortized cost and fair value of securities available for sale, by type, at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Amortized	Fair		Amortized	Fair
(dollars in thousands)	Cost	Value	Percent	Cost	Value	Percent
U.S. Treasury Securities	$—	$—	—%	$155,863	$146,206	18.8%
U.S. Government Agency Securities	6,919	6,956	1.1	8,664	8,707	1.1
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	42,303	41,717	6.9	44,133	44,124	5.7
Issued by FNMA and FHLMC	20,469	18,521	3.1	21,166	19,326	2.5
Other Residential Mortgage-Backed Securities	74,058	67,279	11.1	73,596	67,322	8.7
Commercial Mortgage-Backed Securities	4,207	3,980	0.7	6,226	6,034	0.8
All Other Commercial MBS	92,963	93,833	15.5	107,170	108,866	14.0
Total MBS	234,000	225,330	37.3	252,291	245,672	31.7
Municipal Securities	263,990	256,870	42.4	242,995	239,168	30.8
Corporate Securities	88,221	88,134	14.6	93,080	92,407	11.9
Asset-Backed Securities	28,146	28,122	4.6	44,298	44,281	5.7
Total	$621,276	$605,412	100.0%	$797,191	$776,441	100.0%

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

Total gross loans at June 30, 2026 were $4.43 billion, an increase of $116.9 million, or 5.5% annualized, over total gross loans of $4.31 billion at December 31, 2025, and an increase of $280.6 million, or 6.8%, over total gross loans of $4.15 billion at June 30, 2025. Both the year-to-date and the year-over-year increases in the loan portfolio were primarily due to increased loan originations and more favorable market conditions.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	June 30, 2026		March 31, 2026		December 31, 2025		September 30, 2025		June 30, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$591,034	13.4%	$593,406	13.6%	$547,245	12.7%	$533,476	12.7%	$549,259	13.3%
Leases	41,802	0.9	41,791	1.0	43,407	1.0	43,186	1.0	44,817	1.1
Construction and Land Development	186,248	4.2	209,421	4.8	216,163	5.0	159,991	3.8	136,438	3.3
1-4 Family Construction	46,539	1.0	50,629	1.1	45,152	1.1	41,739	1.0	39,095	0.9
Real Estate Mortgage:
1-4 Family Mortgage	485,288	11.0	488,029	11.2	496,142	11.5	487,297	11.6	474,269	11.4
Multifamily	1,690,566	38.2	1,590,091	36.4	1,587,338	36.8	1,578,223	37.4	1,555,731	37.5
CRE Owner Occupied	191,153	4.3	188,588	4.3	189,754	4.4	192,966	4.6	192,837	4.7
CRE Nonowner Occupied	1,168,863	26.4	1,185,371	27.1	1,165,104	27.0	1,158,622	27.5	1,137,007	27.4
Total Real Estate Mortgage Loans	3,535,870	79.9	3,452,079	79.0	3,438,338	79.7	3,417,108	81.1	3,359,844	81.0
Consumer and Other	24,896	0.6	20,716	0.5	19,212	0.5	19,054	0.4	16,346	0.4
Total Loans, Gross	4,426,389	100.0%	4,368,042	100.0%	4,309,517	100.0%	4,214,554	100.0%	4,145,799	100.0%
Allowance for Credit Losses	(57,418)		(57,277)		(56,443)		(56,390)		(55,765)
Net Deferred Loan Fees	(8,469)		(8,633)		(8,966)		(8,282)		(7,629)
Total Loans, Net	$4,360,502		$4,302,132		$4,244,108		$4,149,882		$4,082,405

The Company primarily focuses on real estate mortgage lending, which constituted 79.9% of the portfolio at June 30, 2026. The composition of the portfolio has remained relatively consistent with prior periods, and the Company does not expect any significant changes in the composition of the loan portfolio or the emphasis on real estate lending in the foreseeable future.

As of June 30, 2026, investor CRE loans totaled $3.09 billion, consisting of $1.69 billion of loans secured by multifamily residential properties, $1.17 billion of loans secured by nonowner occupied CRE, $186.2 million of construction and land development loans, and $46.5 million of 1-4 family construction loans. Investor CRE loans represented 69.9% of the total gross loan portfolio and 457.1% of the Bank’s total risk-based capital at June 30, 2026, compared to 69.9% and 473.1%, respectively, at December 31, 2025.

The following table provides a breakdown of CRE nonowner occupied loans by collateral types as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
		Percent of	Percent of		Percent of	Percent of
		CRE Nonowner	Total Loan		CRE Nonowner	Total Loan
(dollars in thousands)	Balance	Occupied Portfolio	Portfolio	Balance	Occupied Portfolio	Portfolio
Collateral Type:
Industrial	$330,511	28.3%	7.5%	$320,107	27.5%	7.4%
Office	228,246	19.5	5.2	212,926	18.3	4.9
Retail	218,634	18.7	4.9	202,904	17.4	4.7
Mini Storage Facility	108,104	9.2	2.4	109,324	9.4	2.5
Nursing/Assisted Living	95,958	8.2	2.2	119,738	10.3	2.8
Medical Office	42,443	3.6	1.0	65,527	5.6	1.5
Other	144,967	12.5	3.2	134,578	11.5	3.2
Total CRE Nonowner Occupied	$1,168,863	100.0%	26.4%	$1,165,104	100.0%	27.0%

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$248,507	$255,764	$83,960	$2,803
Leases	4,941	35,800	1,061	—
Construction and Land Development	89,386	79,538	17,324	—
1-4 Family Construction	34,494	12,045	—	—
Real Estate Mortgage:
1-4 Family Mortgage	129,717	279,957	53,361	22,253
Multifamily	333,727	918,202	351,516	87,121
CRE Owner Occupied	31,706	120,992	36,230	2,225
CRE Nonowner Occupied	205,774	761,841	200,835	413
Total Real Estate Mortgage Loans	700,924	2,080,992	641,942	112,012
Consumer and Other	20,330	4,153	110	303
Total Loans, Gross	$1,098,582	$2,468,292	$744,397	$115,118
Interest Rate Sensitivity:
Fixed Interest Rates	$630,687	$1,802,736	$360,576	$22,557
Floating or Adjustable Rates	467,895	665,556	383,821	92,561
Total Loans, Gross	$1,098,582	$2,468,292	$744,397	$115,118

	As of December 31, 2025
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$231,121	$237,328	$75,966	$2,830
Leases	4,514	38,351	542	—
Construction and Land Development	123,801	82,397	9,965	—
1-4 Family Construction	37,784	7,171	197	—
Real Estate Mortgage:
1-4 Family Mortgage	105,250	308,347	59,085	23,460
Multifamily	202,007	891,088	408,779	85,464
CRE Owner Occupied	13,483	123,336	50,239	2,696
CRE Nonowner Occupied	274,244	693,610	196,828	422
Total Real Estate Mortgage Loans	594,984	2,016,381	714,931	112,042
Consumer and Other	9,594	9,149	156	313
Total Loans, Gross	$1,001,798	$2,390,777	$801,757	$115,185
Interest Rate Sensitivity:
Fixed Interest Rates	$636,867	$1,772,310	$389,099	$23,773
Floating or Adjustable Rates	364,931	618,467	412,658	91,412
Total Loans, Gross	$1,001,798	$2,390,777	$801,757	$115,185

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

The following table presents information on loan classifications at June 30, 2026. The Company had no assets classified as doubtful or loss at June 30, 2026.

	Risk Category
(dollars in thousands)	Watch/Special Mention	Substandard	Total
Commercial	$1,828	$10,430	$12,258
Construction and Land Development	—	26	26
Real Estate Mortgage:
1-4 Family Mortgage	200	1,328	1,528
Multifamily	26,489	12,118	38,607
CRE Owner Occupied	7,180	3,355	10,535
CRE Nonowner Occupied	2,582	15,822	18,404
Total Real Estate Mortgage Loans	36,451	32,623	69,074
Consumer and Other	190	809	999
Totals	$38,469	$43,888	$82,357

Loans that had potential weaknesses that warranted a watch or special mention risk rating at June 30, 2026 totaled $38.5 million, compared to $47.8 million at December 31, 2025. Loans that warranted a substandard risk rating at June 30, 2026 totaled $43.9 million, compared to $53.0 million at December 31, 2025. Management continues to actively work with these borrowers and closely monitor substandard credits.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonaccrual loans totaled $21.6 million as of June 30, 2026 and $22.0 million as of December 31, 2025. There were no loans 90 days past due and still accruing as of either June 30, 2026 and December 31, 2025. There were also no foreclosed assets as of either June 30, 2026 and December 31, 2025.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Total Nonaccrual Loans	$21,648	$22,034
Total Nonperforming Loans	$21,648	$22,034
Total Nonperforming Assets (1)	$21,648	$22,034
Nonaccrual Loans to Total Loans	0.49%	0.51%
Nonperforming Loans to Total Loans	0.49	0.51
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.49	0.51
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing or modified accruing loans for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, to place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for credit losses on loans is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. There are no loans, outside of those included in the tables above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms. Gross income that would have been recorded on nonaccrual loans for the three and six months ended June 30, 2026 was $166,000 and $229,000, respectively. Gross income that would have been recorded on nonaccrual loans for the three and six months ended June 30, 2025 was $169,000 and $342,000, respectively.

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

At June 30, 2026, the allowance for credit losses on loans and leases was $57.4 million, an increase of $975,000 from $56.4 million at December 31, 2025. Net charge-offs totaled $409,000 during the second quarter of 2026 and $1,000 during the second quarter of 2025. Net charge-offs totaled $925,000 for the six months ended June 30, 2026, and $12,000 for the six months ended June 30, 2025. The allowance for credit losses on loans and leases as a percentage of total loans was 1.30% at June 30, 2026 and 1.31% December 31, 2025.

The following table presents a summary of net charge-offs for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Net Charge-offs (Recoveries)
Commercial	$(328)	$(1)	$173	$(1)
Real Estate Mortgage:
1-4 Family Mortgage	9	—	9	—
Multifamily	709	—	709	—
Total Real Estate Mortgage Loans	718	—	718	—
Consumer and Other	19	2	34	13
Total Net Charge-offs (Recoveries)	$409	$1	$925	$12
Net Charge-offs (Recoveries) to Average Loans
Commercial	(0.23)%	0.00%	0.06%	0.00%
Real Estate Mortgage:
1-4 Family Mortgage	0.01	0.00	0.00	0.00
Multifamily	0.17	0.00	0.09	0.00
Total Real Estate Mortgage Loans	0.08	0.00	0.04	0.00
Consumer and Other	0.34	0.05	0.33	0.18
Total Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.04%	0.00%	0.04%	0.03%
Gross Loans, End of Period	$4,426,389	$4,145,799	$4,426,389	$4,145,799
Average Loans	4,380,477	4,064,540	4,358,793	3,982,389
Allowance for Credit Losses to Total Gross Loans	1.30%	1.35%	1.30%	1.35%

The following table presents a summary of the allocation of the allowance for credit losses on loans by loan portfolio segment as of the dates indicated:

	June 30,		December 31,
	2026		2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$6,046	10.5%	$5,982	10.6%
Leases	296	0.5	352	0.6
Construction and Land Development	1,400	2.4	1,687	3.0
1-4 Family Construction	313	0.5	316	0.6
Real Estate Mortgage:
1 - 4 Family Mortgage	2,276	4.0	2,475	4.4
Multifamily	25,019	43.7	23,775	42.1
CRE Owner Occupied	1,033	1.8	1,080	1.9
CRE Nonowner Occupied	20,756	36.1	20,595	36.5
Total Real Estate Mortgage Loans	49,084	85.6	47,925	84.9
Consumer and Other	279	0.5	181	0.3
Total Allowance for Credit Losses	$57,418	100.0%	$56,443	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	June 30, 2026		March 31, 2026		December 31, 2025		September 30, 2025		June 30, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$830,952	19.1%	$828,845	19.3%	$923,070	21.4%	$822,632	19.1%	$787,868	18.6%
Interest Bearing Transaction Deposits	944,502	21.7	899,911	20.9	893,740	20.7	860,774	20.1	791,748	18.7
Savings and Money Market Deposits	1,435,582	33.1	1,497,517	34.7	1,380,922	31.9	1,428,726	33.3	1,441,694	34.0
Time Deposits	243,694	5.6	232,959	5.4	312,154	7.2	346,214	8.1	344,882	8.1
Brokered Deposits	891,474	20.5	846,279	19.7	810,483	18.8	834,418	19.4	870,550	20.6
Total Deposits	$4,346,204	100.0%	$4,305,511	100.0%	$4,320,369	100.0%	$4,292,764	100.0%	$4,236,742	100.0%

Total deposits at June 30, 2026 were $4.35 billion, an increase of $25.8 million, or 0.6%, compared to total deposits of $4.32 billion at December 31, 2025, and an increase of $109.5 million, or 2.6%, compared to total deposits of $4.24 billion at June 30, 2025. Core deposits, defined as total deposits excluding brokered deposits and time deposits greater than $250,000, decreased $3.6 million, or 0.2% annualized, from December 31, 2025. Based on the nature of the Company’s client base, management believes core deposits will fluctuate periods as deposit growth is not always linear.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. As of June 30, 2026, total brokered deposits were $891.5 million, an increase of $81.0 million, compared to total brokered deposits of $810.5 million at December 31, 2025. Brokered deposits continue to be used as a supplemental funding source, as needed, to support loan portfolio growth.

The following table presents the average balance and average rate paid on each of the following deposit categories as of and for the three months ended June 30, 2026 and 2025:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$808,295	—%	$774,424	—%
Interest Bearing Transaction Deposits	931,588	3.23	813,906	3.83
Savings and Money Market Deposits	1,436,829	3.25	1,370,831	3.71
Time Deposits < $250,000	139,463	3.52	163,946	3.55
Time Deposits > $250,000	91,486	3.79	162,078	4.13
Brokered Deposits	843,456	4.03	833,629	4.22
Total Deposits	$4,251,117	2.80%	$4,118,814	3.16%

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.14 billion, or 26.2% of total deposits, at June 30, 2026 and $1.29 billion, or 29.8% of total deposits, at December 31, 2025. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Other Borrowings

At June 30, 2026, the Company had outstanding FHLB advances of $326.0 million, compared to $399.5 million at December 31, 2025. During the six months ended June 30, 2026, the Company prepaid $97.5 million of fixed rate FHLB term advances with an average cost of 4.08% and incurred a prepayment fee of $982,000. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $745.8 million and $611.3 million at June 30, 2026 and December 31, 2025, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. The maximum principal amount of the revolving line of credit is $40.0 million, and the facility matures on September 1, 2026. As of both June 30, 2026 and December 31, 2025, the Company had no outstanding balances under the revolving line of credit. The Company had two outstanding letters of credit totaling $2.7 million and $6.4 million under this facility as of June 30, 2026 and December 31, 2025, respectively, which reduce the availability under the facility by the amounts of the letters of credit so long as they remain outstanding.

Additionally, the Company has borrowing capacity from other sources. As of June 30, 2026, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $1.08 billion and $1.03 billion at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had no outstanding advances from the discount window.

Subordinated Debentures

As of June 30, 2026 and December 31, 2025, the Company had subordinated debentures, net of issuance costs, of $108.9 million and $108.7 million, respectively.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at June 30, 2026:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$3,356,193	$—	$—	$—	$3,356,193
Time Deposits	546,416	231,037	212,558	—	990,011
FHLB Advances	292,000	34,000	—	—	326,000
Subordinated Debentures	—	—	—	110,000	110,000
Commitment to Fund Tax Credit Investments	15,725	—	—	—	15,725
Operating Lease Obligations	439	626	140	—	1,205
Totals	$4,210,773	$265,663	$212,698	$110,000	$4,799,134

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

Capital

Total shareholders’ equity at June 30, 2026 was $547.9 million, an increase of $30.8 million, or 6.0%, compared to total shareholders’ equity of $517.1 million at December 31, 2025. The increase was primarily due to net income retained and an increase in unrealized gains in the derivatives portfolio, offset partially by an increase in unrealized losses in the securities portfolio and preferred stock dividends.

Tangible book value per share, a non-GAAP financial measure, was $16.61 as of June 30, 2026, an increase of 6.8% from $15.55 as of December 31, 2025. Tangible common equity as a percentage of tangible assets, a non-GAAP financial measure, was 8.62% at June 30, 2026, compared to 8.01% at December 31, 2025.

Stock Repurchase Program. During the three and six months ended June 30, 2026, the Company repurchased 38,659 shares of its common stock, representing 0.01% of the Company’s issued and outstanding shares. Shares were repurchased during this period at a weighted average price of $18.12 per share, for a total of approximately $700,000. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. As of June 30, 2026, the remaining amount that could be used to repurchase shares under the 2022 Stock Repurchase Program was $12.4 million. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

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

The ATM Program provides the Company with additional flexibility to access the capital markets efficiently and is intended to be used for general corporate purposes, including growth, investments in or advances to subsidiaries, working capital, capital expenditures, stock repurchases, debt repayment, or potential acquisitions. During the three and six months ended June 30, 2026, the Company did not sell any shares pursuant to the ATM Program.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2026. The regulatory capital ratios necessary for the Company and the Bank to meet minimum capital adequacy standards, and for the Bank to be considered well capitalized under the prompt corrective action framework, are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios as of the dates indicated are presented in the following tables:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Company (Consolidated):
Total Risk-based Capital	$702,363	14.48%	$388,156	8.00%	$509,454	10.50%	N/A	N/A
Tier 1 Risk-based Capital	532,824	10.98	291,117	6.00	412,415	8.50	N/A	N/A
Common Equity Tier 1 Capital	466,310	9.61	218,337	4.50	339,636	7.00	N/A	N/A
Tier 1 Leverage Ratio	532,824	10.02	212,622	4.00	212,622	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$676,498	13.98%	$387,227	8.00%	$508,235	10.50%	$484,033	10.00%
Tier 1 Risk-based Capital	615,984	12.73	290,420	6.00	411,428	8.50	387,227	8.00
Common Equity Tier 1 Capital	615,984	12.73	217,815	4.50	338,823	7.00	314,622	6.50
Tier 1 Leverage Ratio	615,984	11.65	211,574	4.00	211,574	4.00	264,468	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Company (Consolidated):
Total Risk-based Capital	$667,814	14.12%	$378,356	8.00%	$496,593	10.50%	N/A	N/A
Tier 1 Risk-based Capital	500,002	10.57	283,767	6.00	402,004	8.50	N/A	N/A
Common Equity Tier 1 Capital	433,488	9.17	212,825	4.50	331,062	7.00	N/A	N/A
Tier 1 Leverage Ratio	500,002	9.20	217,505	4.00	217,505	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$636,973	13.49%	$377,687	8.00%	$495,715	10.50%	$472,109	10.00%
Tier 1 Risk-based Capital	577,942	12.24	283,266	6.00	401,293	8.50	377,687	8.00
Common Equity Tier 1 Capital	577,942	12.24	212,449	4.50	330,477	7.00	306,871	6.50
Tier 1 Leverage Ratio	577,942	10.65	217,116	4.00	217,116	4.00	271,395	5.00

Regulations include a capital conservation buffer of 2.5% that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At June 30, 2026, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represented credit risk as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$269,188	$554,551	$245,571	$551,272
Letters of Credit	16,536	86,982	13,074	111,763
Totals	$285,724	$641,533	$258,645	$663,035

The Company had outstanding letters of credit with the FHLB of $69.6 million and $109.0 million at June 30, 2026 and December 31, 2025, respectively, on behalf of customers and to secure public deposits.

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

Total on- and off-balance sheet liquidity was $2.73 billion as of June 30, 2026, compared to $2.51 billion at December 31, 2025.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	June 30, 2026	December 31, 2025
(dollars in thousands)
Cash and Cash Equivalents	$146,372	$96,997
Securities Available for Sale	605,412	776,441
Less: Pledged Securities	(104,089)	(254,334)
Total Primary Liquidity	$647,695	$619,104
Ratio of Primary Liquidity to Total Deposits	14.9%	14.3%

Secondary Liquidity—Off-Balance Sheet
(dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$745,818	$611,349
Net Secured Borrowing Capacity with the Federal Reserve Bank	1,081,280	1,026,415
Unsecured Borrowing Capacity with Correspondent Lenders	220,000	220,000
Secured Borrowing Capacity with Correspondent Lender	37,348	33,605
Total Secondary Liquidity	2,084,446	1,891,369
Total Primary and Secondary Liquidity	$2,732,141	$2,510,473
Ratio of Primary and Secondary Liquidity to Total Deposits	62.9%	58.1%

During the six months ended June 30, 2026, primary liquidity increased by $28.6 million due to a $150.2 million decrease in pledged securities and a $49.4 million increase in cash and cash equivalents, offset partially by a $171.0 million decrease in securities available for sale, when compared to December 31, 2025. Secondary liquidity increased by $193.1 million as of June 30, 2026, due to a $134.5 million increase in borrowing capacity with the FHLB, a $54.9 million increase in the borrowing capacity with the Federal Reserve Bank, and a $3.7 million increase in the borrowing capacity with a secured lender, when compared to December 31, 2025.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At June 30, 2026, core deposits totaled approximately $3.35 billion and represented 77.0% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At June 30, 2026, brokered deposits totaled $891.5 million, consisting of $746.3 million of brokered time deposits and $145.2 million of non-maturity brokered money market and transaction accounts. At December 31, 2025, brokered deposits totaled $810.5 million, consisting of $665.0 million of brokered time deposits and $145.5 million of non-maturity brokered money market and transaction accounts.

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

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2026	2026	2025	2025	2025
Pre-Provision Net Revenue
Noninterest Income	$2,324	$9,564	$3,148	$2,061	$3,627
Less: Gain on Sales of Securities	—	(7,251)	(80)	(59)	(474)
Less: FHLB Advance Prepayment Income	—	—	—	—	(301)
Total Operating Noninterest Income	2,324	2,313	3,068	2,002	2,852
Plus: Net Interest Income	38,566	36,647	35,687	34,091	32,452
Net Operating Revenue	$40,890	$38,960	$38,755	$36,093	$35,304

Noninterest Expense	$21,894	$22,170	$20,238	$19,956	$18,941
Total Operating Noninterest Expense	$21,894	$22,170	$20,238	$19,956	$18,941

Pre-Provision Net Revenue	$18,996	$16,790	$18,517	$16,137	$16,363

Plus:
Non-Operating Revenue Adjustments	—	7,251	80	59	775
Less:
Provision for Credit Losses	550	1,200	1,450	1,100	2,000
Provision for Income Taxes	4,439	5,435	3,813	3,495	3,618
Net Income	$14,007	$17,406	$13,334	$11,601	$11,520

Average Assets	$5,317,215	$5,242,761	$5,438,555	$5,372,443	$5,162,182
Pre-Provision Net Revenue Return on Average Assets	1.43%	1.30%	1.35%	1.19%	1.27%

Adjusted Pre-Provision Net Revenue
Net Operating Revenue	$40,890	$38,960	$38,755	$36,093	$35,304

Noninterest Expense	$21,894	$22,170	$20,238	$19,956	$18,941
Less: Merger-related Expenses	—	—	(346)	(530)	(540)
Less: FHLB Advance Prepayment Penalty	—	(982)	—	—	—
Adjusted Total Operating Noninterest Expense	$21,894	$21,188	$19,892	$19,426	$18,401

Adjusted Pre-Provision Net Revenue	$18,996	$17,772	$18,863	$16,667	$16,903
Adjusted Pre-Provision Net Revenue Return on Average Assets	1.43%	1.37%	1.38%	1.23%	1.31%

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2026	2026	2025	2025	2025
Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$39,400	$37,395	$36,447	$34,614	$32,770
Less:
Loan Fees	(1,464)	(1,257)	(1,041)	(966)	(1,019)
Purchase Accounting Accretion:
Loan Accretion	(171)	(324)	(546)	(380)	(425)
Bond Accretion	(17)	(22)	(33)	(89)	(152)
Bank-Owned Certificates of Deposit Accretion	—	—	(16)	(6)	(4)
Deposit Certificates of Deposit Accretion	—	—	—	(13)	(37)
Total Purchase Accounting Accretion	(188)	(346)	(595)	(488)	(618)
Core Net Interest Income (Tax-equivalent Basis)	$37,748	$35,792	$34,811	$33,160	$31,133

Average Interest Earning Assets	$5,144,715	$5,079,430	$5,264,700	$5,223,139	$5,019,058
Core Net Interest Margin	2.94%	2.86%	2.62%	2.52%	2.49%

Core Loan Yield
Loan Interest Income (Tax-equivalent Basis)	$64,537	$62,102	$61,746	$60,317	$58,122
Less:
Loan Fees	(1,464)	(1,257)	(1,041)	(966)	(1,019)
Loan Accretion	(171)	(324)	(546)	(380)	(425)
Core Loan Interest Income	$62,902	$60,521	$60,159	$58,971	$56,678

Average Loans	$4,380,477	$4,336,869	$4,239,936	$4,132,987	$4,064,540
Core Loan Yield	5.76%	5.66%	5.63%	5.66%	5.59%

Efficiency Ratio
Noninterest Expense	$21,894	$22,170	$20,238	$19,956	$18,941
Less: Amortization of Intangible Assets	(227)	(226)	(231)	(230)	(230)
Adjusted Noninterest Expense	$21,667	$21,944	$20,007	$19,726	$18,711

Net Interest Income	$38,566	$36,647	$35,687	$34,091	$32,452
Noninterest Income	2,324	9,564	3,148	2,061	3,627
Less: Gain on Sales of Securities	—	(7,251)	(80)	(59)	(474)
Adjusted Operating Revenue	$40,890	$38,960	$38,755	$36,093	$35,605
Efficiency Ratio	53.0%	56.3%	51.6%	54.7%	52.6%

Adjusted Efficiency Ratio
Noninterest Expense	$21,894	$22,170	$20,238	$19,956	$18,941
Less: Amortization of Intangible Assets	(227)	(226)	(231)	(230)	(230)
Less: Merger-related Expenses	—	—	(346)	(530)	(540)
Less: FHLB Advance Prepayment Penalty	—	(982)	—	—	—
Adjusted Noninterest Expense	$21,667	$20,962	$19,661	$19,196	$18,171

Net Interest Income	$38,566	$36,647	$35,687	$34,091	$32,452
Noninterest Income	2,324	9,564	3,148	2,061	3,627
Less: Gain on Sales of Securities	—	(7,251)	(80)	(59)	(474)
Less: FHLB Advance Prepayment Income	—	—	—	—	(301)
Adjusted Operating Revenue	$40,890	$38,960	$38,755	$36,093	$35,304
Adjusted Efficiency Ratio	53.0%	53.8%	50.7%	53.2%	51.5%

Adjusted Noninterest Expense to Average Assets (Annualized)
Noninterest Expense	$21,894	$22,170	$20,238	$19,956	$18,941
Less: Merger-related Expenses	—	—	(346)	(530)	(540)
Less: FHLB Advance Prepayment Penalty	—	(982)	—	—	—
Adjusted Noninterest Expense	$21,894	$21,188	$19,892	$19,426	$18,401

Average Assets	$5,317,215	$5,242,761	$5,438,555	$5,372,443	$5,162,182
Adjusted Noninterest Expense to Average Assets (Annualized)	1.65%	1.64%	1.45%	1.43%	1.43%

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2026	2026	2025	2025	2025
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$547,909	$528,424	$517,095	$497,463	$476,282
Less: Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Total Common Shareholders' Equity	481,395	461,910	450,581	430,949	409,768
Less: Intangible Assets	(18,459)	(18,685)	(18,912)	(19,142)	(19,372)
Tangible Common Equity	$462,936	$443,225	$431,669	$411,807	$390,396

Total Assets	$5,389,726	$5,335,396	$5,407,002	$5,359,994	$5,296,673
Less: Intangible Assets	(18,459)	(18,685)	(18,912)	(19,142)	(19,372)
Tangible Assets	$5,371,267	$5,316,711	$5,388,090	$5,340,852	$5,277,301
Tangible Common Equity/Tangible Assets	8.62%	8.34%	8.01%	7.71%	7.40%

Tangible Book Value Per Share
Book Value Per Common Share	$17.27	$16.60	$16.23	$15.62	$14.92
Less: Effects of Intangible Assets	(0.66)	(0.67)	(0.68)	(0.69)	(0.71)
Tangible Book Value Per Common Share	$16.61	$15.93	$15.55	$14.93	$14.21

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$12,993	$16,393	$12,320	$10,588	$10,506

Average Shareholders' Equity	$552,575	$524,825	$509,655	$485,869	$471,700
Less: Average Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Average Common Equity	486,061	458,311	443,141	419,355	405,186
Less: Effects of Average Intangible Assets	(18,588)	(18,816)	(19,042)	(19,274)	(19,504)
Average Tangible Common Equity	$467,473	$439,495	$424,099	$400,081	$385,682
Return on Average Tangible Common Equity	11.15%	15.13%	11.53%	10.50%	10.93%

Adjusted Diluted Earnings Per Common Share
Net Income Available to Common Shareholders	$12,993	$16,393	$12,320	$10,588	$10,506

Add: Merger-related Expenses	—	—	346	530	540
Add: FHLB Advance Prepayment Penalty	—	982	—	—	—
Less: FHLB Advance Prepayment Income	—	—	—	—	(301)
Less: Gain on Sales of Securities	—	(7,251)	(80)	(59)	(474)
Total Adjustments	—	(6,269)	266	471	(235)
Less: Tax Impact of Adjustments	—	1,492	(59)	(110)	56
Adjusted Net Income Available to Common Shareholders	$12,993	$11,616	$12,527	$10,949	$10,327

Diluted Weighted Average Shares Outstanding	28,589,332	28,490,176	28,354,756	28,190,406	27,998,008
Adjusted Diluted Earnings Per Common Share	$0.45	$0.41	$0.44	$0.39	$0.37

Adjusted Return on Average Assets
Net Income	$14,007	$17,406	$13,334	$11,601	$11,520
Add: Total Adjustments	—	(6,269)	266	471	(235)
Less: Tax Impact of Adjustments	—	1,492	(59)	(110)	56
Adjusted Net Income	$14,007	$12,629	$13,541	$11,962	$11,341

Average Assets	$5,317,215	$5,242,761	$5,438,555	$5,372,443	$5,162,182
Adjusted Return on Average Assets	1.06%	0.98%	0.99%	0.88%	0.88%

Adjusted Return on Average Shareholders' Equity
Adjusted Net Income	$14,007	$12,629	$13,541	$11,962	$11,341

Average Shareholders' Equity	$552,575	$524,825	$509,655	$485,869	$471,700
Adjusted Return on Average Shareholders' Equity	10.17%	9.76%	10.54%	9.77%	9.64%

Adjusted Return on Average Tangible Common Equity
Adjusted Net Income Available to Common Shareholders	$12,993	$11,616	$12,527	$10,949	$10,327

Average Tangible Common Equity	$467,473	$439,495	$424,099	$400,081	$385,682
Adjusted Return on Average Tangible Common Equity	11.15%	10.72%	11.72%	10.86%	10.74%

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

The Company has entered into certain hedging transactions including fair value swaps and interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. These cash flow hedges had a total notional amount of $403.0 million at June 30, 2026 and $388.0 million at December 31, 2025, respectively. Fair value hedge relationships mitigate the effects of changing interest rates on the fair values of fixed rate available for sale securities. The Company utilizes fair value hedges to manage fair value exposure for the U.S. treasury security, mortgage-backed security, and municipal security portfolios. These fair value hedges had a total notional amount of $43.7 million and $242.3 million at June 30, 2026 and December 31, 2025, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2026 and December 31, 2025 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, 300, and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points.

(dollars in thousands)	June 30, 2026		December 31, 2025
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$157,663	(5.46)%	$156,625	(6.09)%
+300	160,436	(3.80)	159,606	(4.30)
+200	162,706	(2.43)	162,132	(2.79)
+100	164,975	(1.07)	164,454	(1.40)
0	166,766	—	166,785	—
−100	173,899	4.28	173,029	3.74
−200	189,017	13.34	182,394	9.36
−300	211,709	26.95	193,779	16.18
−400	216,607	29.89	199,357	19.53

The table above indicates that as of June 30, 2026, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 5.46% decrease in net interest income. In the event of an immediate 400 basis point decrease in interest rates, the Company would experience a 29.89% increase in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2026, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the second quarter of 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2026	—	$—	—	$13,089,198
May 1 - 31, 2026	38,659	18.12	38,659	12,388,743
June 1 - 30, 2026	—	—	—	12,388,743
Total	38,659	$18.12	38,659	$12,388,743
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock and stock options. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.

(2)	On August 17, 2022, the Company’s board of directors approved the 2022 Stock Repurchase Program, which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. On July 22, 2025, the Company’s board of directors extended the expiration date of the 2022 Stock Repurchase Program from August 20, 2025 to August 26, 2026. The 2022 Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
10.1

Form of Performance-Based Restricted Stock Unit Award Agreement under the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 on Form 10-Q filed on April 30, 2026)†

10.2	Bridgewater Bancshares, Inc. 2026 Equity Incentive Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed on March 16, 2026)†
10.3	Form of Restricted Stock Award Agreement under the Bridgewater Bancshares, Inc. 2026 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 on Form S-8 filed on May 1, 2026)†
10.4	Form of Restricted Stock Unit Award Agreement under the Bridgewater Bancshares, Inc. 2026 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.5 on Form S-8 filed on May 1, 2026)†
10.5	Form of Nonqualified Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2026 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 on Form S-8 filed on May 1, 2026)†
10.6	Form of Incentive Stock Option Award Agreement under the Bridgewater Bancshares, Inc. 2026 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.7 on Form S-8 filed on May 1, 2026)†
10.7

Form of Performance Based Restricted Stock Unit Award Agreement under the Bridgewater Bancshares, Inc. 2026 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.8 on Form S-8 filed on May 1, 2026)†

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
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104

The cover page for Bridgewater Bancshares, Inc’s Form 10-Q Report for the quarterly period ended June 30, 2026 formatted in inline XBRL and contained in Exhibit 101

________________

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: July 30, 2026	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2026	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	President and Chief Financial Officer (Principal Financial Officer)