Form 10-Q
period 2026-09-30
Bridgewater Bancshares Inc
filed 2026-10-29
CIK 1341317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the Common Stock outstanding as of October 27, 2026 was 28,014,252.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands, except share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$262,564	$123,511
Securities Available for Sale, at Fair Value	598,713	776,441
Loans, Net of Allowance for Credit Losses of $57,819 at September 30, 2026 (unaudited) and $56,443 at December 31, 2025	4,440,126	4,244,108
Federal Home Loan Bank (FHLB) Stock, at Cost	21,189	21,122
Premises and Equipment, Net	52,530	51,576
Accrued Interest	16,818	18,929
Goodwill	11,982	11,982
Other Intangible Assets, Net	6,251	6,930
Bank-Owned Life Insurance	72,808	46,576
Other Assets	132,501	105,827
Total Assets	$5,615,482	$5,407,002

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Noninterest Bearing	$893,817	$923,070
Interest Bearing	3,579,202	3,397,299
Total Deposits	4,473,019	4,320,369
FHLB Advances	396,000	399,500
Subordinated Debentures, Net of Issuance Costs	108,953	108,677
Accrued Interest Payable	4,372	3,227
Other Liabilities	91,746	58,134
Total Liabilities	5,074,090	4,889,907

SHAREHOLDERS' EQUITY
Preferred Stock- $0.01 par value; Authorized 10,000,000
Preferred Stock - Issued and Outstanding 27,600 Series A shares ($2,500 liquidation preference) at September 30, 2026 (unaudited) and December 31, 2025	66,514	66,514
Common Stock- $0.01 par value; Authorized 75,000,000
Common Stock - Issued and Outstanding 27,960,252 at September 30, 2026 (unaudited) and 27,759,970 at December 31, 2025	280	278
Additional Paid-In Capital	102,605	98,287
Retained Earnings	394,856	351,455
Accumulated Other Comprehensive Gain (Loss)	(22,863)	561
Total Shareholders' Equity	541,392	517,095
Total Liabilities and Equity	$5,615,482	$5,407,002

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
INTEREST INCOME
Loans, Including Fees	$66,732	$60,038	$192,604	$171,746
Investment Securities	7,587	10,371	21,414	28,968
Other	2,326	3,224	5,248	7,825
Total Interest Income	76,645	73,633	219,266	208,539

INTEREST EXPENSE
Deposits	30,943	34,615	89,447	99,215
Federal Funds Purchased	—	—	257	16
Notes Payable	—	106	—	624
FHLB Advances	2,995	2,933	7,927	7,941
Subordinated Debentures	2,049	1,888	5,764	3,992
Total Interest Expense	35,987	39,542	103,395	111,788

NET INTEREST INCOME	40,658	34,091	115,871	96,751
Provision for Credit Losses	2,750	1,100	4,500	4,600

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	37,908	32,991	111,371	92,151

NONINTEREST INCOME
Customer Service Fees	537	501	1,584	1,492
Net Gain on Sales of Available for Sale Securities	—	59	7,251	534
Letter of Credit Fees	643	383	1,132	1,161
Debit Card Interchange Fees	222	173	653	462
Swap Fees	112	—	615	980
Bank-Owned Life Insurance	530	440	1,428	1,206
Investment Advisory Fees	304	208	778	746
FHLB Prepayment Income	—	—	—	301
Other Income	225	297	1,020	885
Total Noninterest Income	2,573	2,061	14,461	7,767

NONINTEREST EXPENSE
Salaries and Employee Benefits	14,353	12,229	41,761	34,963
Occupancy and Equipment	1,286	1,266	4,021	3,774
FDIC Insurance Assessment	555	775	1,930	1,975
Data Processing	623	637	1,926	1,881
Professional and Consulting Fees	1,127	1,261	3,590	3,365
Derivative Collateral Fees	284	309	658	1,132
Information Technology and Telecommunications	1,183	973	3,508	2,915
Marketing and Advertising	354	658	1,734	1,420
Intangible Asset Amortization	226	230	679	690
FHLB Prepayment Penalty	—	—	982	—
Other Expense	1,350	1,618	4,616	4,918
Total Noninterest Expense	21,341	19,956	65,405	57,033

INCOME BEFORE INCOME TAXES	19,140	15,096	60,427	42,885
Provision for Income Taxes	4,112	3,495	13,986	10,131
NET INCOME	15,028	11,601	46,441	32,754
Preferred Stock Dividends	(1,013)	(1,013)	(3,040)	(3,040)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$14,015	$10,588	$43,401	$29,714

EARNINGS PER SHARE
Basic	$0.50	$0.38	$1.56	$1.08
Diluted	0.49	0.38	1.52	1.06

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income	$15,028	$11,601	$46,441	$32,754
Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Available for Sale Securities	(41,197)	13,860	(39,138)	21,068
Unrealized Gains (Losses) on Cash Flow Hedges	11,038	(41)	16,866	(4,538)
Reclassification Adjustment for Gains Realized in Income	(1,093)	(1,659)	(10,600)	(5,583)
Income Tax Impact	8,982	(3,495)	9,448	(3,146)
Total Other Comprehensive Income (Loss), Net of Tax	(22,270)	8,665	(23,424)	7,801
Comprehensive Income (Loss)	$(7,242)	$20,266	$23,017	$40,555

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three and Nine Months Ended September 30, 2026 and 2025

(dollars in thousands, except share data)

(Unaudited)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Three Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE June 30, 2025	$66,514	27,470,283	$275	$95,174	$328,547	$(14,228)	$476,282
Stock-based Compensation	—	7,566	—	1,079	—	—	1,079
Comprehensive Income	—	—	—	—	11,601	8,665	20,266
Stock Options Exercised	—	106,563	1	851	—	—	852
Vested Restricted Stock Units	—	500	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(180)	—	(3)	—	—	(3)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE September 30, 2025	$66,514	27,584,732	$276	$97,101	$339,135	$(5,563)	$497,463

BALANCE June 30, 2026	$66,514	27,880,830	$279	$100,868	$380,841	$(593)	$547,909
Stock-based Compensation	—	7,266	—	1,359	—	—	1,359
Comprehensive Income (Loss)	—	—	—	—	15,028	(22,270)	(7,242)
Stock Options Exercised	—	107,451	1	1,115	—	—	1,116
Restricted Shares Withheld for Taxes	—	(35,295)	—	(737)	—	—	(737)
Preferred Stock Dividend	—	—	—	—	(1,013)	—	(1,013)
BALANCE September 30, 2026	$66,514	27,960,252	$280	$102,605	$394,856	$(22,863)	$541,392

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Retained	Comprehensive
Nine Months Ended	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE December 31, 2024	$66,514	27,552,449	$276	$95,088	$309,421	$(13,364)	$457,935
Stock-based Compensation	—	23,495	—	3,118	—	—	3,118
Comprehensive Income	—	—	—	—	32,754	7,801	40,555
Stock Options Exercised	—	148,738	1	1,246	—	—	1,247
Stock Repurchases	—	(167,709)	(1)	(2,190)	—	—	(2,191)
Vested Restricted Stock Units	—	38,962	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(11,203)	—	(161)	—	—	(161)
Preferred Stock Dividend	—	—	—	—	(3,040)	—	(3,040)
BALANCE September 30, 2025	$66,514	27,584,732	$276	$97,101	$339,135	$(5,563)	$497,463

BALANCE December 31, 2025	$66,514	27,759,970	$278	$98,287	$351,455	$561	$517,095
Stock-based Compensation	—	22,759	—	3,785	—	—	3,785
Comprehensive Income (Loss)	—	—	—	—	46,441	(23,424)	23,017
Stock Options Exercised	—	217,282	2	2,288	—	—	2,290
Stock Repurchases	—	(38,659)	—	(700)	—	—	(700)
Vested Restricted Stock Units	—	50,373	—	—	—	—	—
Restricted Shares Withheld for Taxes	—	(51,473)	—	(1,055)	—	—	(1,055)
Preferred Stock Dividend	—	—	—	—	(3,040)	—	(3,040)
BALANCE September 30, 2026	$66,514	27,960,252	$280	$102,605	$394,856	$(22,863)	$541,392

See accompanying notes to consolidated financial statements.

Bridgewater Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$46,441	$32,754
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Amortization on Securities Available for Sale	(3,597)	(2,635)
Net Gain on Sales of Securities Available for Sale	(7,251)	(534)
Provision for Credit Losses on Loans	4,650	4,400
Provision (Recovery) of Off-Balance Sheet Exposures	(150)	200
Loan Discount Accretion	(666)	(1,147)
Depreciation of Premises and Equipment	1,941	1,881
Amortization of Other Intangible Assets	679	690
Amortization of Right-of-Use Asset	419	419
Cash Surrender Value of Bank-Owned Life Insurance	(1,428)	(1,206)
Amortization of Subordinated Debt Issuance Costs	276	208
Stock-based Compensation	3,785	3,118
Deferred Income Taxes	(1,483)	(2,701)
Remeasurement of Interest Rate Swap	123	—
Changes in Operating Assets and Liabilities:
Accrued Interest Receivable and Other Assets	(3,169)	(85)
Accrued Interest Payable and Other Liabilities	31,350	(14,527)
Net Cash Provided by Operating Activities	71,920	20,835

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Bank-Owned Certificates of Deposit	—	719
Proceeds from Sales of Securities Available for Sale	208,501	64,707
Proceeds from Termination of Interest Rate Swaps	10,403	—
Proceeds from Maturities, Paydowns, Payups and Calls of Securities Available for Sale	79,273	108,590
Purchases of Securities Available for Sale	(149,921)	(204,111)
Net Increase in Loans	(200,002)	(344,846)
Purchase of FHLB Stock	(63,901)	(45,830)
Redemption of FHLB Stock	63,834	43,754
Purchases of Premises and Equipment	(2,895)	(3,303)
Purchase of Bank-owned Life Insurance	(26,607)	(4,630)
Redemption of Bank-owned Life Insurance	1,803	4,361
Net Cash Used by Investing Activities	(79,512)	(380,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	152,650	205,997
Principal Payments on Notes Payable	—	(13,750)
Proceeds from FHLB Advances	848,000	936,500
Principal Payments on FHLB Advances	(851,500)	(891,500)
Issuance of Subordinated Debt, net of Issuance Costs	—	78,690
Redemption of Subordinated Debt, net of Issuance Costs	—	(49,980)
Preferred Stock Dividends Paid	(3,040)	(3,040)
Stock Options Exercised	2,290	1,247
Stock Repurchases	(700)	(2,191)
Shares Repurchased for Tax Withholdings Upon Vesting of Restricted Stock-Based Awards	(218)	(131)
Shares Repurchased for Tax Withholdings Upon Exercise of Stock Options	(837)	(30)
Net Cash Provided by Financing Activities	146,645	261,812

NET CHANGE IN CASH AND CASH EQUIVALENTS	139,053	(97,942)
Cash and Cash Equivalents Beginning	123,511	229,760
Cash and Cash Equivalents Ending	$262,564	$131,818

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash Paid for Interest	$101,974	$110,380
Cash Paid for Income Taxes	$12,099	$10,208

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

On August 25, 2026, the Company's board of directors extended the expiration date of the Company’s previously announced stock repurchase program (the “2022 Stock Repurchase Program”) from August 26, 2026 to August 25, 2027. As of August 25, 2026, the 2022 Stock Repurchase Program had $12.4 million remaining under its stock repurchase authorization.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results which may be expected for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026.

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

Segment Reporting

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker (“CODM”). Substantially all of the Company’s operations involve the delivery of loan and deposit products to clients. The Company’s CODM makes operating decisions and assesses performance based on an ongoing review of the banking activities, which constitute the Company’s only operating segment for financial reporting purposes. Significant segment expenses and other segment items regularly provided to the CODM are those on the face of the income statement. The Company’s single segment is managed on a consolidated basis by the CODM who is the Chief Executive Officer.

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

Note 2: Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares, adjusted for the dilutive effect of stock compensation. For the three and nine months ended September 30, 2026, stock options, restricted stock units, and performance stock units totaling 141,652 and 99,753, respectively, were excluded from the calculation because they were deemed to be anti-dilutive. For the three and nine months ended September 30, 2025, stock options and restricted stock units totaling 570,500 and 535,450, respectively, were excluded from the calculation because they were deemed to be anti-dilutive.

The following table presents the numerators and denominators for basic and diluted earnings per share computations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Net Income Available to Common Shareholders	$14,015	$10,588	$43,401	$29,714
Weighted Average Common Stock Outstanding:
Weighted Average Common Stock Outstanding (Basic)	27,923,824	27,504,840	27,862,266	27,511,297
Dilutive Effect of Stock Compensation	872,552	685,566	781,953	578,112
Weighted Average Common Stock Outstanding (Dilutive)	28,796,376	28,190,406	28,644,219	28,089,409

Basic Earnings per Common Share	$0.50	$0.38	$1.56	$1.08
Diluted Earnings per Common Share	0.49	0.38	1.52	1.06

Note 3: Securities

The following tables present the amortized cost and estimated fair value of securities with gross unrealized gains and losses at September 30, 2026 and December 31, 2025:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
Municipal Bonds	$319,141	$51	$(40,932)	$278,260
Mortgage-Backed Securities	228,684	24	(19,382)	209,326
Corporate Securities	81,973	1,572	(2,459)	81,086
U.S. Government Agency Securities	6,256	86	(20)	6,322
Asset-Backed Securities	23,729	—	(10)	23,719
Total Securities Available for Sale	$659,783	$1,733	$(62,803)	$598,713

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities Available for Sale:
U.S. Treasury Securities	$155,863	$—	$(9,657)	$146,206
Municipal Bonds	242,995	8,686	(12,513)	239,168
Mortgage-Backed Securities	252,291	3,442	(10,061)	245,672
Corporate Securities	93,080	1,958	(2,631)	92,407
U.S. Government Agency Securities	8,664	73	(30)	8,707
Asset-Backed Securities	44,298	20	(37)	44,281
Total Securities Available for Sale	$797,191	$14,179	$(34,929)	$776,441

Securities with a carrying value of $96.2 million and $254.3 million were pledged to secure borrowing capacity at the Federal Reserve Discount Window as of September 30, 2026 and December 31, 2025, respectively.

The following tables present the fair value and gross unrealized losses of securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2026 and December 31, 2025:

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2026
Municipal Bonds	320	$187,693	$(23,279)	$86,588	$(17,653)	$274,281	$(40,932)
Mortgage-Backed Securities	136	104,398	(5,819)	97,743	(13,563)	202,141	(19,382)
Corporate Securities	39	20,314	(567)	29,499	(1,892)	49,813	(2,459)
U.S. Government Agency Securities	21	790	(7)	1,098	(13)	1,888	(20)
Asset-Backed Securities	7	18,995	(6)	435	(4)	19,430	(10)
Total Securities Available for Sale	523	$332,190	$(29,678)	$215,363	$(33,125)	$547,553	$(62,803)

		Less Than 12 Months		12 Months or Greater		Total
	Number of		Unrealized		Unrealized		Unrealized
(dollars in thousands, except number of holdings)	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2025
U.S. Treasury Securities	2	$—	$—	$146,206	$(9,657)	$146,206	$(9,657)
Municipal Bonds	185	22,430	(354)	94,839	(12,159)	117,269	(12,513)
Mortgage-Backed Securities	108	4,701	(14)	110,265	(10,047)	114,966	(10,061)
Corporate Securities	45	10,341	(68)	39,318	(2,563)	49,659	(2,631)
U.S. Government Agency Securities	25	800	(3)	1,884	(27)	2,684	(30)
Asset-Backed Securities	7	13,024	(31)	6,150	(6)	19,174	(37)
Total Securities Available for Sale	372	$51,296	$(470)	$398,662	$(34,459)	$449,958	$(34,929)

At September 30, 2026 and December 31, 2025, 523 and 372 debt securities had unrealized losses with aggregate depreciation of approximately 10.3% and 7.2%, respectively, from the Company’s amortized cost. These unrealized losses have not been recognized into income because management does not intend to sell these securities, and it is not more likely than not it will be required to sell the securities before recovery of its amortized cost basis. Furthermore, the unrealized losses are primarily due to changes in interest rates and other market conditions and were not reflective of credit events. To make this determination, consideration is given to such factors as the credit rating of the issuer, level of credit enhancement, changes in credit ratings, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. As of September 30, 2026 and December 31, 2025, there was no allowance for credit losses carried on the Company’s securities portfolio.

Accrued interest receivable on securities, which is recorded within accrued interest on the balance sheet, totaled $3.8 million and $6.2 million at September 30, 2026 and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

The Company has entered into fair value hedging transactions to mitigate the impact of changing interest rates on the fair value of securities within the portfolio. See Note 6 – Derivative Instruments and Hedging Activities for additional information.

There were no net realized gains or losses as a result of sales from the securities portfolio for the three months ended September 30, 2026. There was a $7.3 million net realized gain as a result of sales from the securities portfolio for the nine months ended September 30, 2026, which included a net gain of $10.4 million recorded on the termination of fair value hedges on treasury and municipal securities.

The following table presents a summary of the amortized cost and estimated fair value of debt securities by the earlier of expected call date or contractual maturity as of September 30, 2026. Call date is used when a call of the debt security is expected, as determined by the Company when the security has a market value above its amortized cost. Contractual maturities will differ from expected maturities for mortgage-backed, U.S. government agency securities and asset-backed securities because borrowers may have the right to call or prepay obligations without penalties.

(dollars in thousands)	Amortized Cost	Fair Value
September 30, 2026
Due in One Year or Less	$14,061	$15,274
Due After One Year Through Five Years	62,206	60,095
Due After Five Years Through 10 Years	119,182	103,399
Due After 10 Years	205,665	180,578
Subtotal	401,114	359,346
Mortgage-Backed Securities	228,684	209,326
U.S. Government Agency Securities	6,256	6,322
Asset-Backed Securities	23,729	23,719
Totals	$659,783	$598,713

The following table presents a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Proceeds From Sales of Securities	$—	$5,112	$208,501	$64,707
Gross Gains on Sales	—	59	6,190	543
Gross Losses on Sales	—	—	(9,342)	(9)

Note 4: Loans and Allowance for Credit Losses

The following table presents the components of the loan portfolio at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Commercial	$627,569	$547,245
Leases	41,854	43,407
Construction and Land Development	229,478	216,163
1-4 Family Construction	57,825	45,152
Real Estate Mortgage:
1-4 Family Mortgage	456,458	496,142
Multifamily	1,661,765	1,587,338
CRE Owner Occupied	191,664	189,754
CRE Nonowner Occupied	1,211,595	1,165,104
Total Real Estate Mortgage Loans	3,521,482	3,438,338
Consumer and Other	28,626	19,212
Total Loans, Gross	4,506,834	4,309,517
Allowance for Credit Losses	(57,819)	(56,443)
Net Deferred Loan Fees	(8,889)	(8,966)
Total Loans, Net	$4,440,126	$4,244,108

The following tables present the aging in past due loans and loans on nonaccrual status, with and without an ACL by loan segment, as of September 30, 2026 and December 31, 2025:

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
September 30, 2026
Commercial	$627,569	$—	$—	$—	$—	$627,569
Leases	41,854	—	—	—	—	41,854
Construction and Land Development	229,456	—	—	—	22	229,478
1-4 Family Construction	57,496	329	—	—	—	57,825
Real Estate Mortgage:
1-4 Family Mortgage	455,301	1,051	—	—	106	456,458
Multifamily	1,652,193	—	—	—	9,572	1,661,765
CRE Owner Occupied	191,664	—	—	—	—	191,664
CRE Nonowner Occupied	1,200,358	—	—	11,237	—	1,211,595
Total Real Estate Mortgage Loans	3,499,516	1,051	—	11,237	9,678	3,521,482
Consumer and Other	28,625	1	—	—	—	28,626
Totals	$4,484,516	$1,381	$—	$11,237	$9,700	$4,506,834

	Accruing Interest
		30-89 Days	90 Days or	Nonaccrual	Nonaccrual
(dollars in thousands)	Current	Past Due	More Past Due	with ACL	without ACL	Total
December 31, 2025
Commercial	$546,499	$746	$—	$—	$—	$547,245
Leases	43,407	—	—	—	—	43,407
Construction and Land Development	216,129	—	—	—	34	216,163
1-4 Family Construction	45,152	—	—	—	—	45,152
Real Estate Mortgage:
1-4 Family Mortgage	495,922	164	—	—	56	496,142
Multifamily	1,574,043	—	—	13,295	—	1,587,338
CRE Owner Occupied	189,754	—	—	—	—	189,754
CRE Nonowner Occupied	1,156,397	58	—	8,649	—	1,165,104
Total Real Estate Mortgage Loans	3,416,116	222	—	21,944	56	3,438,338
Consumer and Other	19,212	—	—	—	—	19,212
Totals	$4,286,515	$968	$—	$21,944	$90	$4,309,517

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

The following tables present loan balances classified by credit quality indicator by year of origination as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Total
Commercial
Pass	$150,304	$118,625	$63,739	$11,112	$23,446	$30,460	$218,140	$615,826
Watch/Special Mention	46	—	465	—	—	171	751	1,433
Substandard	—	—	115	—	10,195	—	—	10,310
Total Commercial	150,350	118,625	64,319	11,112	33,641	30,631	218,891	627,569
Current Period Gross Write-offs	—	639	—	—	—	—	—	639

Leases
Pass	11,642	12,689	7,579	5,641	2,958	1,345	—	41,854
Total Leases	11,642	12,689	7,579	5,641	2,958	1,345	—	41,854
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Construction and Land Development
Pass	69,564	141,932	7,705	—	184	—	10,071	229,456
Substandard	—	—	22	—	—	—	—	22
Total Construction and Land Development	69,564	141,932	7,727	—	184	—	10,071	229,478
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	24,301	5,985	645	—	—	182	26,712	57,825
Total 1-4 Family Construction	24,301	5,985	645	—	—	182	26,712	57,825
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	61,135	71,939	45,411	36,309	75,774	78,089	85,425	454,082
Watch/Special Mention	190	506	—	—	352	—	—	1,048
Substandard	622	600	—	—	56	—	50	1,328
Total 1-4 Family Mortgage	61,947	73,045	45,411	36,309	76,182	78,089	85,475	456,458
Current Period Gross Write-offs	—	9	—	—	—	—	—	9

Multifamily
Pass	281,272	366,539	180,790	69,033	373,685	353,440	8,633	1,633,392
Watch/Special Mention	18,801	—	—	—	—	—	—	18,801
Substandard	1,463	—	—	—	8,109	—	—	9,572
Total Multifamily	301,536	366,539	180,790	69,033	381,794	353,440	8,633	1,661,765
Current Period Gross Write-offs	—	—	—	—	2,434	709	—	3,143

CRE Owner Occupied
Pass	26,031	19,259	20,137	21,781	51,160	45,326	2,314	186,008
Watch/Special Mention	2,325	—	—	—	—	—	—	2,325
Substandard	—	—	—	—	—	3,331	—	3,331
Total CRE Owner Occupied	28,356	19,259	20,137	21,781	51,160	48,657	2,314	191,664
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	281,613	290,571	208,033	55,387	196,884	152,630	8,131	1,193,249
Substandard	7,193	10,263	890	—	—	—	—	18,346
Total CRE Nonowner Occupied	288,806	300,834	208,923	55,387	196,884	152,630	8,131	1,211,595
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	680,645	759,677	455,261	182,510	706,020	632,816	104,553	3,521,482

Consumer and Other
Pass	1,348	3,197	131	232	138	240	23,340	28,626
Total Consumer and Other	1,348	3,197	131	232	138	240	23,340	28,626
Current Period Gross Write-offs	—	—	—	—	—	6	41	47

Total Period Gross Write-offs	—	648	—	—	2,434	715	41	3,838
Total Loans	$937,850	$1,042,105	$535,662	$199,495	$742,941	$665,214	$383,567	$4,506,834

	December 31, 2025
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial
Pass	$163,333	$83,059	$17,582	$28,653	$14,774	$25,668	$201,739	$534,808
Watch/Special Mention	—	—	584	165	—	—	1,234	1,983
Substandard	—	135	—	10,313	6	—	—	10,454
Total Commercial	163,333	83,194	18,166	39,131	14,780	25,668	202,973	547,245
Current Period Gross Write-offs	21	—	1,239	58	186	—	—	1,504

Leases
Pass	15,721	11,057	8,412	5,390	1,749	1,078	—	43,407
Total Leases	15,721	11,057	8,412	5,390	1,749	1,078	—	43,407
Current Period Gross Write-offs	—	—	—	15	—	—	—	15

Construction and Land Development
Pass	158,592	42,019	1,598	222	412	—	13,286	216,129
Substandard	—	34	—	—	—	—	—	34
Total Construction and Land Development	158,592	42,053	1,598	222	412	—	13,286	216,163
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

1-4 Family Construction
Pass	29,621	2,910	—	196	186	—	12,239	45,152
Total 1-4 Family Construction	29,621	2,910	—	196	186	—	12,239	45,152
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Real Estate Mortgage:
1-4 Family Mortgage
Pass	98,718	68,467	43,294	85,577	66,080	47,581	85,425	495,142
Substandard	944	—	—	56	—	—	—	1,000
Total 1-4 Family Mortgage	99,662	68,467	43,294	85,633	66,080	47,581	85,425	496,142
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Multifamily
Pass	440,012	166,790	77,979	405,405	304,191	124,609	10,647	1,529,633
Watch/Special Mention	31,728	—	2,201	—	—	—	—	33,929
Substandard	13,296	—	—	10,480	—	—	—	23,776
Total Multifamily	485,036	166,790	80,180	415,885	304,191	124,609	10,647	1,587,338
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Owner Occupied
Pass	22,102	20,740	23,532	52,754	28,295	26,910	1,932	176,265
Watch/Special Mention	—	—	1,510	5,823	432	2,171	1,842	11,778
Substandard	—	—	—	—	1,711	—	—	1,711
Total CRE Owner Occupied	22,102	20,740	25,042	58,577	30,438	29,081	3,774	189,754
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

CRE Nonowner Occupied
Pass	367,117	252,912	70,464	216,814	123,618	113,955	4,110	1,148,990
Watch/Special Mention	—	—	—	—	—	—	133	133
Substandard	15,080	901	—	—	—	—	—	15,981
Total CRE Nonowner Occupied	382,197	253,813	70,464	216,814	123,618	113,955	4,243	1,165,104
Current Period Gross Write-offs	—	—	—	—	—	—	—	—

Total Real Estate Mortgage Loans	988,997	509,810	218,980	776,909	524,327	315,226	104,089	3,438,338

Consumer and Other
Pass	3,046	198	306	269	44	1,074	14,275	19,212
Substandard	—	—	—	—	—	—	—	—
Total Consumer and Other	3,046	198	306	269	44	1,074	14,275	19,212
Current Period Gross Write-offs	—	—	4	—	—	—	30	34

Total Period Gross Write-offs	21	—	1,243	73	186	—	30	1,553
Total Loans	$1,359,310	$649,222	$247,462	$822,117	$541,498	$343,046	$346,862	$4,309,517

The following tables present the activity in the ACL, by segment, for the three and nine months ended September 30, 2026 and 2025:

		Provision for
		(Recovery of)
		Credit Losses	Loans and	Recoveries	Total Ending
	Beginning	for Loans	Leases	of Loans	Allowance
(dollars in thousands)	Balance	and Leases	Charged-off	and Leases	Balance
Three Months Ended September 30, 2026
Commercial	$6,046	$(494)	$—	$91	$5,643
Leases	296	16	—	—	312
Construction and Land Development	1,400	347	—	—	1,747
1-4 Family Construction	313	79	—	—	392
Real Estate Mortgage:
1-4 Family Mortgage	2,276	(136)	—	—	2,140
Multifamily	25,019	784	(2,434)	1	23,370
CRE Owner Occupied	1,033	3	—	—	1,036
CRE Nonowner Occupied	20,756	2,194	—	—	22,950
Total Real Estate Mortgage Loans	49,084	2,845	(2,434)	1	49,496
Consumer and Other	279	(43)	(8)	1	229
Total	$57,418	$2,750	$(2,442)	$93	$57,819

Nine Months Ended September 30, 2026
Commercial	$5,982	$(257)	$(639)	$557	$5,643
Leases	352	(40)	—	—	312
Construction and Land Development	1,687	60	—	—	1,747
1-4 Family Construction	316	76	—	—	392
Real Estate Mortgage:
1-4 Family Mortgage	2,475	(326)	(9)	—	2,140
Multifamily	23,775	2,737	(3,143)	1	23,370
CRE Owner Occupied	1,080	(44)	—	—	1,036
CRE Nonowner Occupied	20,595	2,355	—	—	22,950
Total Real Estate Mortgage Loans	47,925	4,722	(3,152)	1	49,496
Consumer and Other	181	89	(47)	6	229
Total	$56,443	$4,650	$(3,838)	$564	$57,819

		Provision for
		(Recovery of)
		Credit Losses	Loans and	Recoveries	Total Ending
	Beginning	for Loans	Leases	of Loans	Allowance
(dollars in thousands)	Balance	and Leases	Charged-off	and Leases	Balance
Three Months Ended September 30, 2025
Commercial	$5,935	$1,112	$(254)	$—	$6,793
Leases	381	52	(15)	—	418
Construction and Land Development	1,104	176	—	—	1,280
1-4 Family Construction	278	16	—	—	294
Real Estate Mortgage:
1-4 Family Mortgage	2,413	19	—	—	2,432
Multifamily	23,921	(691)	—	—	23,230
CRE Owner Occupied	1,137	(25)	—	—	1,112
CRE Nonowner Occupied	20,443	207	—	—	20,650
Total Real Estate Mortgage Loans	47,914	(490)	—	—	47,424
Consumer and Other	153	34	(7)	1	181
Total	$55,765	$900	$(276)	$1	$56,390

Nine Months Ended September 30, 2025
Commercial	$5,630	$1,416	$(254)	$1	$6,793
Leases	368	65	(15)	—	418
Construction and Land Development	866	414	—	—	1,280
1-4 Family Construction	331	(37)	—	—	294
Real Estate Mortgage:
1-4 Family Mortgage	2,795	(363)	—	—	2,432
Multifamily	23,120	110	—	—	23,230
CRE Owner Occupied	1,290	(178)	—	—	1,112
CRE Nonowner Occupied	17,735	2,915	—	—	20,650
Total Real Estate Mortgage Loans	44,940	2,484	—	—	47,424
Consumer and Other	142	58	(25)	6	181
Total	$52,277	$4,400	$(294)	$7	$56,390

The following tables present the balance in the ACL and the recorded investment in loans, by segment, as of September 30, 2026 and December 31, 2025:

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
ACL at September 30, 2026
Commercial	$182	$5,461	$5,643
Leases	—	312	312
Construction and Land Development	—	1,747	1,747
1-4 Family Construction	—	392	392
Real Estate Mortgage:
1-4 Family Mortgage	—	2,140	2,140
Multifamily	—	23,370	23,370
CRE Owner Occupied	—	1,036	1,036
CRE Nonowner Occupied	5,564	17,386	22,950
Total Real Estate Mortgage Loans	5,564	43,932	49,496
Consumer and Other	—	229	229
Total	$5,746	$52,073	$57,819

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
ACL at December 31, 2025
Commercial	$134	$5,848	$5,982
Leases	—	352	352
Construction and Land Development	—	1,687	1,687
1-4 Family Construction	—	316	316
Real Estate Mortgage:
1-4 Family Mortgage	—	2,475	2,475
Multifamily	789	22,986	23,775
CRE Owner Occupied	—	1,080	1,080
CRE Nonowner Occupied	2,889	17,706	20,595
Total Real Estate Mortgage Loans	3,678	44,247	47,925
Consumer and Other	—	181	181
Total	$3,812	$52,631	$56,443

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
Loans at September 30, 2026
Commercial	$10,310	$617,259	$627,569
Leases	—	41,854	41,854
Construction and Land Development	22	229,456	229,478
1-4 Family Construction	—	57,825	57,825
Real Estate Mortgage:
1-4 Family Mortgage	1,328	455,130	456,458
Multifamily	9,572	1,652,193	1,661,765
CRE Owner Occupied	3,331	188,333	191,664
CRE Nonowner Occupied	19,228	1,192,367	1,211,595
Total Real Estate Mortgage Loans	33,459	3,488,023	3,521,482
Consumer and Other	—	28,626	28,626
Total	$43,791	$4,463,043	$4,506,834

	Individually	Collectively
	Evaluated for	Evaluated for
(dollars in thousands)	Credit Loss	Credit Loss	Total
Loans at December 31, 2025
Commercial	$10,527	$536,718	$547,245
Leases	—	43,407	43,407
Construction and Land Development	34	216,129	216,163
1-4 Family Construction	—	45,152	45,152
Real Estate Mortgage:
1-4 Family Mortgage	1,000	495,142	496,142
Multifamily	23,776	1,563,562	1,587,338
CRE Owner Occupied	3,553	186,201	189,754
CRE Nonowner Occupied	16,867	1,148,237	1,165,104
Total Real Estate Mortgage Loans	45,196	3,393,142	3,438,338
Consumer and Other	—	19,212	19,212
Total	$55,757	$4,253,760	$4,309,517

The following tables present the amortized cost basis of collateral dependent loans by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans, as of September 30, 2026 and December 31, 2025:

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
September 30, 2026
Commercial	$—	$242	$10,068	$10,310	$182
Construction and Land Development	22	—	—	22	—
Real Estate Mortgage:
1-4 Family Mortgage	1,328	—	—	1,328	—
Multifamily	9,572	—	—	9,572	—
CRE Owner Occupied	3,331	—	—	3,331	—
CRE Nonowner Occupied	19,228	—	—	19,228	5,564
Total Real Estate Mortgage Loans	33,459	—	—	33,459	5,564
Consumer and Other	—	—	—	—	—
Totals	$33,481	$242	$10,068	$43,791	$5,746

	Primary Type of Collateral
		Business			ACL
(dollars in thousands)	Real Estate	Assets	Other	Total	Allocation
December 31, 2025
Commercial	$72	$159	$10,296	$10,527	$134
Construction and Land Development	34	—	—	34	—
Real Estate Mortgage:
1-4 Family Mortgage	1,000	—	—	1,000	—
Multifamily	23,776	—	—	23,776	789
CRE Owner Occupied	3,553	—	—	3,553	—
CRE Nonowner Occupied	16,867	—	—	16,867	2,889
Total Real Estate Mortgage Loans	45,196	—	—	45,196	3,678
Totals	$45,302	$159	$10,296	$55,757	$3,812

Accrued interest receivable on loans, which is recorded within accrued interest on the balance sheet, totaled $12.7 million at both September 30, 2026 and December 31, 2025, and was excluded from the estimate of credit losses.

For both the three and nine months ended September 30, 2026, there were no loans modified to borrowers experiencing financial difficulty. For both the three and nine months ended September 30, 2025, the Company modified one commercial real estate (“CRE”), nonowner occupied loan, with an outstanding balance of $8.6 million, for a borrower experiencing financial difficulty by granting a 3-year extension of the loan at a below market rate.

Note 5: Deposits

The following table presents the composition of deposits at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Transaction Deposits	$1,840,890	$1,816,810
Savings and Money Market Deposits	1,538,271	1,380,922
Time Deposits	298,804	312,154
Brokered Deposits	795,054	810,483
Totals	$4,473,019	$4,320,369

Brokered deposits included brokered transaction and money market accounts of $136.3 million and $145.5 million as of September 30, 2026 and December 31, 2025, respectively.

The following table presents the scheduled maturities of brokered and time deposits at September 30, 2026:

September 30,
(dollars in thousands)	2026
Less than 1 Year	$513,293
1 to 2 Years	100,411
2 to 3 Years	132,498
3 to 4 Years	99,103
4 to 5 Years	112,265
Totals	$957,570

The aggregate amount of time deposits greater than $250,000 was approximately $165.1 million and $158.7 million at September 30, 2026 and December 31, 2025, respectively.

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

During the nine months ended September 30, 2026, the Company terminated certain fair value interest rate swaps with an aggregate notional amount of $195.9 million, resulting in a net gain of $10.4 million. The net gain was recognized in earnings and included in net gains on sales of available for sale securities.

The following table presents a summary of the Company’s interest rate swaps designated as fair value hedges as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Notional Amount	$116,491	$242,314
Weighted Average Pay Rate	4.38%	3.55%
Weighted Average Receive Rate	3.76	4.20
Weighted Average Maturity (Years)	15.55	14.54

Cash flow hedges: For derivative instruments that are designated and qualify as a cash flow hedge, the aggregate fair value of the derivative instrument is recorded in other assets or other liabilities, with any gain or loss related to changes in fair value recorded in accumulated other comprehensive income, net of tax. The gain or loss is reclassified into earnings in the same period during which the hedged asset or liability affects earnings and is presented in the same income statement line item as the earnings effect of the hedged asset or liability. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. During the next 12 months, the Company estimates that $6.9 million will be reclassified to interest expense, as a reduction of the expense.

The following table presents a summary of the Company’s interest rate swaps designated as cash flow hedges as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Notional Amount	$318,000	$263,000
Weighted Average Pay Rate	3.23%	2.96%
Weighted Average Receive Rate	3.72%	3.94%
Weighted Average Maturity (Years)	3.45	3.90
Net Unrealized Gain	$11,308	$1,286

The Company purchases interest rate caps, designated as cash flow hedges, of certain funding liabilities. The interest rate caps require receipt of variable amounts from the counterparties when interest rates rise above the strike price specified in the contracts. For both the three and nine months ended September 30, 2026 and 2025, the Company recognized amortization expense on the interest rate caps of $200,000 and $593,000, respectively, which was recorded as a component of interest expense on brokered deposits and FHLB advances.

The following table presents a summary of the Company’s interest rate caps designated as cash flow hedges as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Notional Amount	$125,000	$125,000
Unamortized Premium Paid	2,895	3,488
Weighted Average Strike Rate	0.96%	0.96%
Weighted Average Maturity (Years)	3.59	4.34

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of September 30, 2026 and December 31, 2025:

	Derivative Assets		Derivative Liabilities
	Notional	Estimated	Notional	Estimated
(dollars in thousands)	Amount	Fair Value	Amount	Fair Value
September 30, 2026
Designated as hedging instruments:
Fair Value hedges:
Interest rate swaps	$116,491	$4,358	—	$—
Cash flow hedges:
Interest rate swaps	318,000	11,308	—	—
Interest rate caps	125,000	16,124	—	—
Total derivatives designated as hedging instruments	$559,491	$31,790	$—	$—
Not designated as hedging instruments:
Interest rate swaps	$360,042	$13,400	$360,042	$13,400
Risk participation agreements	22,717	—	9,771	1
Total derivatives not designated as hedging instruments	$382,759	$13,400	$369,813	$13,401

December 31, 2025
Designated as hedging instruments:
Fair Value hedges:
Interest rate swaps	$145,850	$10,968	96,464	$419
Cash flow hedges:
Interest rate swaps	185,500	2,012	77,500	725
Interest rate caps	125,000	13,221	—	—
Total derivatives designated as hedging instruments	$456,350	$26,201	$173,964	$1,144
Not designated as hedging instruments:
Interest rate swaps	$267,831	$8,699	$267,831	$8,699
Risk participation agreements	12,851	1	9,902	13
Total derivatives not designated as hedging instruments	$280,682	$8,700	$277,733	$8,712

The Company is party to collateral support agreements with certain derivative counterparties. These agreements require the Company to maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. As of both September 30, 2026 and December 31, 2025, the Company had pledged no cash collateral for its derivative contracts. As of September 30, 2026 and December 31, 2025, the Company’s counterparties had pledged cash collateral to the Company of $45.5 million and $26.2 million, respectively.

The following table presents the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025:

	Gains (Losses)	Gains (Losses)
	Recognized in	Reclassified from
(dollars in thousands)	OCI	OCI into Earnings
Three Months Ended September 30, 2026
Cash flow hedges:
Interest rate swaps	$7,257	$384
Interest rate caps	2,688	709
Three Months Ended September 30, 2025
Cash flow hedges:
Interest rate swaps	$(676)	$683
Interest rate caps	(965)	917

	Gains (Losses)	Gains (Losses)
	Recognized in	Reclassified from
(dollars in thousands)	OCI	OCI into Earnings
Nine Months Ended September 30, 2026
Cash flow hedges:
Interest rate swaps	$10,021	$1,261
Interest rate caps	3,496	2,088
Nine Months Ended September 30, 2025
Cash flow hedges:
Interest rate swaps	$(4,504)	$2,318
Interest rate caps	(5,083)	2,731

No amounts were reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness for these derivatives during the three and nine months ended September 30, 2026 and 2025, and no amounts are expected to be reclassified from accumulated other comprehensive income into net income related to hedge ineffectiveness over the next twelve months.

The effects of the Company’s hedging relationships on the income statement during the three and nine months ended September 30, 2026 and 2025 are presented in the table below:

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income	Interest Expense
	Investment
	Securities -
(dollars in thousands)	Taxable	Deposits	FHLB Advances
Three Months Ended September 30, 2026
Total amounts in the Consolidated Statements of Income	$7,587	$30,943	$2,995
Fair value hedges:
Interest rate swaps	4,009	—	—
Cash flow hedges:
Interest rate swaps	—	11	373
Interest rate caps	—	420	289
Three Months Ended September 30, 2025
Total amounts in the Consolidated Statements of Income	$10,371	$34,615	$2,933
Fair value hedges:
Interest rate swaps	(202)	—	—
Cash flow hedges:
Interest rate swaps	—	45	638
Interest rate caps	—	—	917

	Location and Amount of Gains (Losses) Recognized in Income
	Interest Income	Interest Expense
	Investment
	Securities -
(dollars in thousands)	Taxable	Deposits	FHLB Advances
Nine Months Ended September 30, 2026
Total amounts in the Consolidated Statements of Income	$21,414	$89,447	$7,927
Fair value hedges:
Interest rate swaps	4,365	—	—
Cash flow hedges:
Interest rate swaps	—	78	1,183
Interest rate caps	—	1,104	984
Nine Months Ended September 30, 2025
Total amounts in the Consolidated Statements of Income	$28,968	$99,215	$7,941
Fair value hedges:
Interest rate swaps	(3,734)	—	—
Cash flow hedges:
Interest rate swaps	—	192	2,126
Interest rate caps	—	—	2,731

The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at September 30, 2026 and December 31, 2025:

			Cumulative Fair
			Value Hedging
			Adjustment in the
		Carrying Amount	Carrying Amount of
	Notional	of Hedged Assets/	Hedged Assets/
(dollars in thousands)	Amount	Liabilities	Liabilities
September 30, 2026
Available for sale securities	$116,491	$120,849	$4,358

December 31, 2025
Available for sale securities	$242,314	$252,863	$10,549

The gain recognized on derivatives not designated as hedging relationships for the three and nine months ended September 30, 2026 and 2025 was as follows:

(dollars in thousands)
Derivatives not designated	Consolidated Statements	Three Months Ended September 30,		Nine Months Ended September 30,
as hedging Instruments	of Income Location	2026	2025	2026	2025
Risk participation agreements	Other Income	$(4)	$36	$1	$17

The following table summarizes gross and net information about derivative instruments that were eligible for offset on the balance sheet at September 30, 2026 and December 31, 2025:

			Net Amounts of
	Gross Amounts	Gross Amounts	Assets (Liabilities)	Gross Amounts Not Offset in the Balance Sheet
	of Recognized	Offset in the	Presented in the	Financial	Cash Collateral	Net Assets
(dollars in thousands)	Assets (Liabilities)	Balance Sheet	Balance Sheet	Instruments	Received (Paid)	(Liabilities)
September 30, 2026
Assets	$45,190	$—	$45,190	$—	$(45,463)	$(273)
Liabilities	(13,400)	—	(13,400)	—	—	(13,400)

December 31, 2025
Assets	$34,900	$—	$34,900	$—	$(26,183)	$8,717
Liabilities	(9,844)	—	(9,844)	—	—	(9,844)

Note 7: Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank Advances. The Company has entered into an Advances, Pledge, and Security Agreement with the FHLB whereby specific mortgage loans of the Bank with aggregate principal balances of $1.71 billion and $1.62 billion at September 30, 2026 and December 31, 2025, respectively, were pledged to the FHLB as collateral. FHLB advances are also secured with FHLB stock owned by the Company. Total remaining available capacity under the agreement was $637.8 million and $611.3 million at September 30, 2026 and December 31, 2025, respectively.

The following table presents information regarding FHLB advances, by maturity, at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Weighted		Weighted
	Average	Total	Average	Total
(dollars in thousands)	Rate	Outstanding	Rate	Outstanding
Less than 1 Year	3.96%	$362,000	4.04%	$319,500
1 to 2 Years	3.60	34,000	4.13	27,500
2 to 3 Years	—	—	4.02	30,000
3 to 4 Years	—	—	4.10	15,000
4 to 5 Years	—	—	4.09	7,500
Totals		$396,000		$399,500

Line of Credit. The Company has a Loan and Security Agreement and related revolving note with an unaffiliated financial institution that is secured by 100% of the issued and outstanding stock of the Bank. On September 1, 2026, the Company entered into a fifth amendment to the agreement which extended the maturity date of the Company’s existing line of credit from September 1, 2026 to September 1, 2028 and increased the maximum principal amount from $40.0 million to $50.0 million. As of September 30, 2026 and December 31, 2025, the Company had two outstanding letters of credit totaling $2.7 million and $6.4 million, respectively, under this facility. The note contains customary representations, warranties, and covenants, including certain financial covenants and capital ratio requirements. The Company believes it was in compliance with all covenants as of September 30, 2026 and December 31, 2025.

The following table presents information regarding the revolving line of credit at September 30, 2026 and December 31, 2025:

		Total Debt	Total Debt
		Outstanding	Outstanding	Interest
Name	Maturity Date	September 30, 2026	December 31, 2025	Rate	Coupon Structure
(dollars in thousands)
Revolving Credit Facility	September 1, 2028 (1)	$—	$—	7.00%	Variable with Floor (2)
(1)	The LOC was renewed on September 1, 2026 for an additional two year term.
(2)	The variable interest rate is equal to the greater of Wall Street Journal Prime Rate in effect or a floor of 4.50%.

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

The following table presents information regarding commitments outstanding at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Unfunded Commitments Under Lines of Credit	$837,450	$796,843
Letters of Credit	109,452	124,837
Totals	$946,902	$921,680

The Company had outstanding letters of credit with the FHLB of $129.6 million and $109.0 million at September 30, 2026 and December 31, 2025, respectively, on behalf of customers and to secure public deposits.

The ACL for off-balance sheet credit exposures was $3.9 million and $4.0 million at September 30, 2026 and December 31, 2025, respectively, and is separately classified on the balance sheet within other liabilities.

The following table presents the balance and activity in the ACL for off-balance sheet credit exposures for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Allowance for Credit Losses:
Beginning Balance	$3,860	$3,610	$4,010	$3,610
Provision for (Recovery of) Off-Balance Sheet Credit Exposures	—	200	(150)	200
Total Ending Balance	$3,860	$3,810	$3,860	$3,810

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

In 2017, the Company adopted the Bridgewater Bancshares, Inc. 2017 Combined Incentive and Non-Statutory Stock Option Plan (the “2017 Plan”). Under the 2017 Plan, the Company may grant options to its directors, officers, employees and consultants for up to 1,500,000 shares of common stock. Both incentive stock options and nonqualified stock options may be granted under the 2017 Plan. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each outstanding option is ten years. All outstanding options have been granted with vesting periods of four or five years. As of both September 30, 2026 and December 31, 2025, there were 10,000 shares of the Company’s common stock reserved for future option grants under the 2017 Plan.

In 2019, the Company adopted the Bridgewater Bancshares, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). The types of awards which may be granted under the 2019 EIP include incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,000,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. All outstanding awards have been granted with a vesting period of four years. As of September 30, 2026 and December 31, 2025, there were 7,132 and 2,192 shares, respectively, of the Company’s common stock reserved for future grants under the 2019 EIP.

In 2023, the Company adopted the Bridgewater Bancshares, Inc. 2023 Equity Incentive Plan (the “2023 EIP”). Under the 2023 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, performance stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. Restricted stock units and restricted stock awards have been granted with a vesting period of four years. Performance stock units have been granted with a contingent vesting provision based on the achievement of specified performance goals over a three-year performance period. Performance stock units cliff vest with actual payouts ranging from 0% to 200% of the target award, depending on the level of performance achieved against the pre-established performance goals. As of September 30, 2026 and December 31, 2025, there were 10,080 and 464,751 shares, respectively, of the Company’s common stock reserved for future grants under the 2023 EIP.

In 2026, the Company adopted the Bridgewater Bancshares, Inc. 2026 Equity Incentive Plan (the “2026 EIP”). Under the 2026 EIP, the Company may grant incentive and nonqualified stock options, stock appreciation rights, stock awards, restricted stock units, performance stock units, restricted stock and cash incentive awards. The Company may grant these awards to its directors, officers, employees and certain other service providers for up to 1,500,000 shares of common stock. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant and the maximum term of each award is ten years. Restricted stock units and restricted stock awards have been granted with a vesting period of four years. Performance stock units have been granted with a contingent vesting provision based on the achievement of specified performance goals over a three-year performance period. Performance stock units cliff vest with actual payouts ranging from 0% to 200% of the target award, depending on the level of performance achieved against the pre-established performance goals. As of September 30, 2026, there were 1,500,000 shares of the Company’s common stock reserved for future grants under the 2026 EIP.

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

The weighted average assumptions used in the model for valuing stock options grants for the nine months ended September 30, 2026 are as follows:

	September 30,
	2026
Dividend Yield	—%
Expected Life	7	Years
Expected Volatility	30.70%
Risk-Free Interest Rate	4.77%

The following table presents a summary of the status of the Company’s outstanding stock options for the nine months ended September 30, 2026:

	September 30, 2026
		Weighted
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	1,935,175	$11.59
Granted	309,500	20.79
Exercised	(217,282)	10.54
Forfeitures	(50,000)	14.45
Outstanding at Period End	1,977,393	$13.08

Options Exercisable at Period End	1,323,142	$11.24

For the three months ended September 30, 2026 and 2025, the Company recognized compensation expense for stock options of $261,000 and $315,000, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized compensation expense for stock options of $764,000 and $893,000, respectively.

The following table presents information pertaining to options outstanding at September 30, 2026:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Number of	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Life in Years	Options	Exercise Price
$7.00 - 7.99	569,148	$7.47	1.0	569,148	$7.47
8.00 - 8.99	2,961	8.76	3.5	2,961	8.76
10.00 - 10.99	166,250	10.65	6.8	114,249	10.65
11.00 - 11.99	141,275	11.11	6.0	76,025	11.12
12.00 - 12.99	230,366	12.91	2.8	230,366	12.91
13.00 - 13.99	248,993	13.77	8.4	61,493	13.77
17.00 - 17.99	293,900	17.50	5.7	268,900	17.50
18.00 - 18.99	60,000	18.08	9.3	—	—
20.00 - 20.99	7,500	20.92	9.9	—	—
21.00 - 21.99	257,000	21.20	10.0	—	—
Totals	1,977,393	$13.08	5.1	1,323,142	$11.24

As of September 30, 2026, there was $4.2 million of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.8 years.

The following table presents an analysis of nonvested options to purchase shares of the Company’s stock issued and outstanding for the nine months ended September 30, 2026:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested Options at December 31, 2025	584,251	$5.69
Granted	309,500	8.97
Vested	(192,000)	5.51
Forfeited	(47,500)	6.19
Nonvested Options at September 30, 2026	654,251	$7.26

Restricted Stock Units

The Company has granted restricted stock units out of the 2019 EIP and 2023 EIP. The Company has not yet granted restricted stock units out of the 2026 EIP. Restricted stock units represent the right to receive one share of Company stock upon vesting and vest in equal annual installments on the first four anniversaries of the date of the grant. Nonvested restricted stock units have no voting or dividend rights and are not considered outstanding until vested and settled.

The following table presents an analysis of nonvested restricted stock units outstanding for the nine months ended September 30, 2026:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested at December 31, 2025	447,661	$15.24
Granted	64,419	19.54
Vested	(50,373)	13.93
Forfeited	(22,018)	16.28
Nonvested at September 30, 2026	439,689	$15.96

Compensation expense associated with the restricted stock units is recognized on a straight-line basis over the period that the restrictions associated with the units lapse based on the total cost of the unit at the grant date. For the three months ended September 30, 2026 and 2025, the Company recognized compensation expense associated with restricted stock units of $735,000 and $629,000, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized compensation expense associated with restricted stock units of $2.2 million and $1.9 million, respectively.

As of September 30, 2026, there was $4.7 million of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2019 EIP, 2023 EIP, and 2026 EIP that is expected to be recognized over a weighted-average period of 2.3 years.

Stock Awards

During the nine months ended September 30, 2026, the Company issued 22,759 shares of unrestricted common stock to non-employee directors, as a part of their compensation for their annual services on the Company’s board of directors. The aggregate value of the shares issued to non-employee directors of $445,000 was included in stock based compensation expense in the accompanying consolidated statements of shareholders’ equity.

Performance Stock Units

In 2026, the Company granted performance stock units under the 2023 EIP. Each performance stock unit represents the right to receive one share of Company common stock upon vesting. Vesting of the performance stock units is contingent upon achievement of specified performance metrics measured over a three-year performance period. Participants may earn 50%, 100%, or 200% of the target award based on the achievement of metrics at the end of the performance period, with payouts interpolated for performance between the specified achievement levels. No payout will be earned for a performance metric if the applicable threshold level is not achieved. Final payouts are determined based on the level of achievement of both performance metrics at the conclusion of the three-year performance period.

All performance stock units are granted at the fair value of the Company’s common stock on the grant date. Because the number of shares ultimately earned is contingent upon achievement of specified performance conditions, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. This estimate is re-evaluated quarterly, and total compensation expense is adjusted for any change in the current period. For the three and nine months ended September 30, 2026, the Company recognized compensation expense associated with performance stock units of $218,000 and $364,000, respectively. There was no compensation expense associated with performance stock units recognized for the three and nine months ended September 30, 2025.

The following table presents an analysis of nonvested performance stock units outstanding for the nine months ended September 30, 2026:

Weighted
	Number of	Average Grant
	Units	Date Fair Value
Nonvested at December 31, 2025	—	$—
Granted	125,071	18.81
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2026	125,071	$18.81

As of September 30, 2026, there was $2.0 million of total unrecognized compensation cost related to performance stock units granted under the 2023 EIP that is expected to be recognized over a weighted-average period of 2.3 years.

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

The following tables present the capital amounts and ratios for the Company, on a consolidated basis, and the Bank as of September 30, 2026 and December 31, 2025:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Company (Consolidated):
Total Risk-based Capital	$713,634	14.24%	$400,924	8.00%	$526,213	10.50%	N/A	N/A
Tier 1 Risk-based Capital	549,002	10.95	300,693	6.00	425,982	8.50	N/A	N/A
Common Equity Tier 1 Capital	482,488	9.63	225,520	4.50	350,809	7.00	N/A	N/A
Tier 1 Leverage Ratio	549,002	9.94	221,000	4.00	221,000	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$696,308	13.92%	$400,135	8.00%	$525,178	10.50%	$500,169	10.00%
Tier 1 Risk-based Capital	634,629	12.69	300,101	6.00	425,144	8.50	400,135	8.00
Common Equity Tier 1 Capital	634,629	12.69	225,076	4.50	350,118	7.00	325,110	6.50
Tier 1 Leverage Ratio	634,629	11.51	220,568	4.00	220,568	4.00	275,710	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Company (Consolidated):
Total Risk-based Capital	$667,814	14.12%	$378,356	8.00%	$496,593	10.50%	N/A	N/A
Tier 1 Risk-based Capital	500,002	10.57	283,767	6.00	402,004	8.50	N/A	N/A
Common Equity Tier 1 Capital	433,488	9.17	212,825	4.50	331,062	7.00	N/A	N/A
Tier 1 Leverage Ratio	500,002	9.20	217,505	4.00	217,505	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$636,973	13.49%	$377,687	8.00%	$495,715	10.50%	$472,109	10.00%
Tier 1 Risk-based Capital	577,942	12.24	283,266	6.00	401,293	8.50	377,687	8.00
Common Equity Tier 1 Capital	577,942	12.24	212,449	4.50	330,477	7.00	306,871	6.50
Tier 1 Leverage Ratio	577,942	10.65	217,116	4.00	217,116	4.00	271,395	5.00

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

Recurring Basis

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. There have been no changes in methodologies used as of September 30, 2026. The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
Municipal Bonds	—	278,260	—	278,260
Mortgage-Backed Securities	—	209,326	—	209,326
Corporate Securities	—	81,086	—	81,086
U.S. Government Agency Securities	—	6,322	—	6,322
Asset-Backed Securities	—	23,719	—	23,719
Fair Value Swaps	—	4,358	—	4,358
Interest Rate Caps	—	16,124	—	16,124
Interest Rate Swaps	—	24,708	—	24,708
Total Fair Value of Financial Assets	$—	$643,903	$—	$643,903
Fair Value of Financial Liabilities:
Interest Rate Swaps	—	13,400	—	13,400
Risk Participation Agreement	—	—	1	1
Total Fair Value of Financial Liabilities	$—	$13,400	$1	$13,401

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Financial Assets:
Securities Available for Sale:
U.S. Treasury Securities	$146,206	$—	$—	$146,206
Municipal Bonds	—	239,168	—	239,168
Mortgage-Backed Securities	—	245,672	—	245,672
Corporate Securities	—	92,407	—	92,407
U.S. Government Agency Securities	—	8,707	—	8,707
Asset-Backed Securities	—	44,281	—	44,281
Fair Value Swaps	—	10,968	—	10,968
Interest Rate Caps	—	13,221	—	13,221
Interest Rate Swaps	—	10,711	—	10,711
Risk Participation Agreements	—	—	1	1
Total Fair Value of Financial Assets	$146,206	$665,135	$1	$811,342
Fair Value of Financial Liabilities:
Fair Value Swaps	$—	$419	$—	$419
Interest Rate Swaps	—	9,424	—	9,424
Risk Participation Agreements	—	—	13	13
Total Fair Value of Financial Liabilities	$—	$9,843	$13	$9,856

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

The following tables present net credit losses related to nonrecurring fair value measurements of certain assets at September 30, 2026 and December 31, 2025:

	September 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$15,295	$8,889
Totals	$—	$—	$15,295	$8,889

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Loss
Individually Evaluated Loans	$—	$—	$39,043	$3,812
Totals	$—	$—	$39,043	$3,812

Individually Evaluated Loans

The Company records certain loans at fair value on a non-recurring basis. Individually evaluated loans for which an allowance is established, or for which a write-down has occurred during the period based on the fair value of collateral, require classification in the fair value hierarchy. The fair value of the loan’s collateral is determined by appraisals, independent valuation and other techniques. When the fair value of the loan’s collateral is based on an observable market price, the Company classifies the fair value of the individually evaluated loans within Level 2 of the valuation hierarchy. For loans in which the valuation has unobservable inputs, the Company classifies such loans within Level 3 of the valuation hierarchy. As of September 30, 2026, collateral values were estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs, including internally determined values based on cost adjusted for depreciation and customized discounting criteria on appraisals. Due to the significance of unobservable inputs, fair values of individually evaluated loans have been classified as Level 3.

The valuation techniques and significant unobservable inputs used to measure Level 3 estimated fair value as of September 30, 2026 and December 31, 2025 were as follows:

			September 30, 2026
(dollars in thousands)	Valuation	Unobservable			Weighted
Asset Type	Technique	Input	Fair Value	Range	Average
Collateral Dependent Loans	Appraisal, Evaluation Value, or Third-Party Sales Contract	Property Specific Adjustment	$15,295	3% - 13%	6%

			December 31, 2025
(dollars in thousands)	Valuation	Unobservable			Weighted
Asset Type	Technique	Input	Fair Value	Range	Average
Collateral Dependent Loans	Appraisal/Evaluation Value	Property Specific Adjustment	$39,043	1% - 10%	3%

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

The following tables present the carrying amounts and estimated fair values of financial instruments at September 30, 2026 and December 31, 2025:

	September 30, 2026
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Cash Equivalents	$262,564	$262,564	$—	$—	$262,564
Securities Available for Sale	598,713	—	598,713	—	598,713
FHLB Stock, at Cost	21,189	—	21,189	—	21,189
Loans, Net	4,440,126	—	4,310,973	15,295	4,326,268
Accrued Interest Receivable	16,818	—	16,818	—	16,818
Fair Value Swaps	4,358	—	4,358	—	4,358
Interest Rate Caps	16,124	—	16,124	—	16,124
Interest Rate Swaps	24,708	—	24,708	—	24,708

Financial Liabilities:
Deposits	$4,473,019	$—	$4,464,283	$—	$4,464,283
FHLB Advances	396,000	—	395,150	—	395,150
Subordinated Debentures	108,953	—	99,405	—	99,405
Accrued Interest Payable	4,372	—	4,372	—	4,372
Interest Rate Swaps	13,400	—	13,400	—	13,400
Risk Participation Agreements	1	—	—	1	1

	December 31, 2025
		Fair Value Hierarchy
	Carrying				Estimated
(dollars in thousands)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Cash and Cash Equivalents	$123,511	$123,511	$—	$—	$123,511
Securities Available for Sale	776,441	146,206	630,235	—	776,441
FHLB Stock, at Cost	21,122	—	21,122	—	21,122
Loans, Net	4,244,108	—	4,142,794	39,043	4,181,837
Accrued Interest Receivable	18,929	—	18,929	—	18,929
Fair Value Swaps	10,968	—	10,968	—	10,968
Interest Rate Caps	13,221	—	13,221	—	13,221
Interest Rate Swaps	10,711	—	10,711	—	10,711
Risk Participation Agreements	1	—	—	1	1

Financial Liabilities:
Deposits	$4,320,369	$—	$4,324,551	$—	$4,324,551
FHLB Advances	399,500	—	399,760	—	399,760
Subordinated Debentures	108,677	—	102,579	—	102,579
Accrued Interest Payable	3,227	—	3,227	—	3,227
Fair Value Swaps	419	—	419	—	419
Interest Rate Swaps	9,424	—	9,424	—	9,424
Risk Participation Agreements	13	—	—	13	13

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

Off-balance sheet instruments – Fair values of the Company’s off-balance sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analysis. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and was not material at September 30, 2026 and December 31, 2025.

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

Note 12: Accumulated Other Comprehensive Income

The following table presents the components of other comprehensive income for the three and nine months ended September 30, 2026 and 2025:

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2026
Net Unrealized Loss on Available for Sale Securities	$(41,197)	$11,840	$(29,357)
Less: Reclassification Adjustment for Net Gains Included in Net Income	—	—	—
Total Unrealized Loss	(41,197)	11,840	(29,357)

Net Unrealized Gain on Cash Flow Hedge	11,038	(3,172)	7,866
Less: Reclassification Adjustment for Gains Included in Net Income	(1,093)	314	(779)
Total Unrealized Gain	9,945	(2,858)	7,087

Other Comprehensive Loss	$(31,252)	$8,982	$(22,270)

Three Months Ended September 30, 2025
Net Unrealized Gain on Available for Sale Securities	$13,860	$(3,984)	$9,876
Less: Reclassification Adjustment for Net Gains Included in Net Income	(59)	17	(42)
Total Unrealized Gain	13,801	(3,967)	9,834

Net Unrealized Loss on Cash Flow Hedge	(41)	12	(29)
Less: Reclassification Adjustment for Gains Included in Net Income	(1,600)	460	(1,140)
Total Unrealized Loss	(1,641)	472	(1,169)

Other Comprehensive Income	$12,160	$(3,495)	$8,665

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2026
Net Unrealized Loss on Available for Sale Securities	$(39,138)	$11,248	$(27,890)
Less: Reclassification Adjustment for Net Gains Included in Net Income	(7,251)	2,084	(5,167)
Total Unrealized Loss	(46,389)	13,332	(33,057)

Net Unrealized Gain on Cash Flow Hedge	16,866	(4,847)	12,019
Less: Reclassification Adjustment for Gains Included in Net Income	(3,349)	963	(2,386)
Total Unrealized Gain	13,517	(3,884)	9,633

Other Comprehensive Loss	$(32,872)	$9,448	$(23,424)

Nine Months Ended September 30, 2025
Net Unrealized Gain on Available for Sale Securities	$21,068	$(6,055)	$15,013
Less: Reclassification Adjustment for Net Gains Included in Net Income	(534)	154	(380)
Total Unrealized Gain	20,534	(5,901)	14,633

Net Unrealized Loss on Cash Flow Hedge	(4,538)	1,304	(3,234)
Less: Reclassification Adjustment for Gains Included in Net Income	(5,049)	1,451	(3,598)
Total Unrealized Loss	(9,587)	2,755	(6,832)

Other Comprehensive Income	$10,947	$(3,146)	$7,801

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2026 and 2025:

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Three Months Ended September 30, 2026
Balance at Beginning of Period	$(10,993)	$10,400	$(593)
Other Comprehensive Income (Loss) Before Reclassifications	(29,357)	7,866	(21,491)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	(779)	(779)
Net Other Comprehensive Income (Loss) During Period	(29,357)	7,087	(22,270)
Balance at End of Period	$(40,350)	$17,487	$(22,863)

Three Months Ended September 30, 2025
Balance at Beginning of Period	$(22,944)	$8,716	$(14,228)
Other Comprehensive Income (Loss) Before Reclassifications	9,876	(29)	9,847
Amounts Reclassified from Accumulated Other Comprehensive Income	(42)	(1,140)	(1,182)
Net Other Comprehensive Income (Loss) During Period	9,834	(1,169)	8,665
Balance at End of Period	$(13,110)	$7,547	$(5,563)

			Accumulated
	Available For		Other Comprehensive
(dollars in thousands)	Sale Securities	Cash Flow Hedge	Income (Loss)
Nine Months Ended September 30, 2026
Balance at Beginning of Period	$(7,293)	$7,854	$561
Other Comprehensive Income (Loss) Before Reclassifications	(27,890)	12,019	(15,871)
Amounts Reclassified from Accumulated Other Comprehensive Income	(5,167)	(2,386)	(7,553)
Net Other Comprehensive Income (Loss) During Period	(33,057)	9,633	(23,424)
Balance at End of Period	$(40,350)	$17,487	$(22,863)

Nine Months Ended September 30, 2025
Balance at Beginning of Period	$(27,743)	$14,379	$(13,364)
Other Comprehensive Income (Loss) Before Reclassifications	15,013	(3,234)	11,779
Amounts Reclassified from Accumulated Other Comprehensive Income	(380)	(3,598)	(3,978)
Net Other Comprehensive Income (Loss) During Period	14,633	(6,832)	7,801
Balance at End of Period	$(13,110)	$7,547	$(5,563)

Note 13: Subsequent Events

On October 20, 2026, the Company’s Board of Directors announced a quarterly cash dividend of $36.72 per share ($0.3672 per depositary share) on its 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), payable on December 1, 2026, to shareholders of record on the Series A Preferred Stock at the close of business on November 13, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion explains the Company’s financial condition and results of operations as of and for the three and nine months ended September 30, 2026. Annualized results for these interim periods may not be indicative of results for the full year or future periods. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission, or the SEC, on February 26, 2026.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, statements concerning plans, estimates, calculations, forecasts and projections with respect to the anticipated future performance of the Company. These statements are often, but not always, identified by words such as “may”, “might”, “should”, “could”, “predict”, “potential”, “believe”, “expect”, “continue”, “will”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “annualized”, “target” and “outlook”, or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent known and unknown uncertainties, risks, changes in circumstances and other factors that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	interest rate risk, including the effects of the recent increase in the benchmark federal funds rate by the Federal Reserve;
●	effects on the U.S. economy resulting from actions taken by the federal government, including the threat or implementation of tariffs, immigration enforcement, executive orders, and changes in foreign policy;
●	fluctuations in the values of the securities held in our securities portfolio, including as the result of changes in interest rates;
●	business and economic conditions generally and in the financial services industry, nationally and within our market area, including the level and impact of inflation, and future monetary policies of the Federal Reserve and executive orders in response thereto, and possible recession;
●	credit risk and risks from concentrations (including by type of borrower, geographic area, collateral and industry) within the Company’s loan portfolio or large loans to certain borrowers (including CRE loans);
●	the overall health of the local and national real estate market;
●	our ability to successfully manage credit risk;
●	our ability to maintain an adequate level of allowance for credit losses on loans;

●	new or revised accounting standards as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, Securities and Exchange Commission or Public Company Accounting Oversight Board;
●	the concentration of large deposits from certain clients, including those who have balances above current Federal Deposit Insurance Corporation insurance limits;
●	our ability to successfully manage liquidity risk, which may increase our dependence on non-core funding sources such as brokered deposits, and negatively impact our cost of funds;
●	our ability to raise additional capital to implement our business plan;
●	our ability to implement our growth strategy and manage costs effectively;
●	the composition of our senior leadership team and our ability to attract and retain key personnel;
●	talent and labor shortages and employee turnover;
●	the occurrence of fraudulent activity, breaches or failures of our or our third-party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;
●	interruptions involving our information technology and telecommunications systems or third-party servicers;
●	competition in the financial services industry, including from nonbank competitors such as credit unions, “fintech” companies and digital asset service providers;
●	the effectiveness of our risk management framework;
●	rapid technological changes implemented by us and other parties in the financial services industry, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
●	emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm our business or customers;
●	the commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against us;
●	the impact of recent and future legislative and regulatory changes, domestic or foreign;
●	risks related to climate change and the negative impact it may have on our customers and their businesses;
●	the imposition of tariffs or other governmental policies impacting the global supply chain and the value of products produced by our commercial borrowers;
●	severe weather, natural disasters, widespread disease or pandemics, acts of war, military conflicts, or terrorism, changes in foreign relations, or other adverse external events, including the wars in Iran and Ukraine, ongoing conflicts in the Middle East, and other international military conflicts that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, affect global supply chains, increase the volatility of financial markets, and other matters beyond our control;
●	potential impairment to the goodwill the Company recorded in connection with acquisitions;
●	the availability of future equity and debt issuances and other capital raising opportunities on favorable terms;
●	changes to U.S. or state tax laws, regulations and governmental policies concerning the Company’s general business, including changes in interpretation or prioritization of such rules and regulations;

●	the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment regarding the stability and liquidity of banks;
●	and any other risks described in the “Risk Factors” sections of reports filed by the Company with the SEC.

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

On August 25, 2026, the Company's board of directors extended the expiration date of the Company’s previously announced stock repurchase program (the “2022 Stock Repurchase Program”) from August 26, 2026 to August 25, 2027. As of August 25, 2026, the 2022 Stock Repurchase Program had $12.4 million remaining under its stock repurchase authorization.

Operating Results Overview

The following table summarizes certain key financial results as of and for the periods indicated:

	As of and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands, except per share data)	2026	2026	2026	2025	2025
Income Statement
Net Interest Income	$40,658	$38,566	$36,647	$35,687	$34,091
Provision for Credit Losses	2,750	550	1,200	1,450	1,100
Noninterest Income	2,573	2,324	9,564	3,148	2,061
Noninterest Expense	21,341	21,894	22,170	20,238	19,956
Net Income	15,028	14,007	17,406	13,334	11,601
Net Income Available to Common Shareholders	14,015	12,993	16,393	12,320	10,588

Per Common Share Data
Basic Earnings Per Share	$0.50	$0.47	$0.59	$0.45	$0.38
Diluted Earnings Per Share	0.49	0.45	0.58	0.43	0.38
Adjusted Diluted Earnings Per Share (1)	0.49	0.45	0.41	0.44	0.39
Book Value Per Share	16.98	17.27	16.60	16.23	15.62
Tangible Book Value Per Share (1)	16.33	16.61	15.93	15.55	14.93
Basic Weighted Average Shares Outstanding	27,923,824	27,861,522	27,800,091	27,641,138	27,504,840
Diluted Weighted Average Shares Outstanding	28,796,376	28,589,332	28,490,176	28,354,756	28,190,406
Shares Outstanding at Period End	27,960,252	27,880,830	27,832,867	27,759,970	27,584,732

Selected Performance Ratios
Return on Average Assets (2)	1.08%	1.06%	1.35%	0.97%	0.86%
Pre-Provision Net Revenue Return on Average Assets (1)(2)	1.57	1.43	1.30	1.35	1.19
Return on Average Shareholders' Equity (2)	10.81	10.17	13.45	10.38	9.47
Return on Average Tangible Common Equity (1)(2)	11.91	11.15	15.13	11.53	10.50
Average Shareholders' Equity to Average Assets	9.99	10.39	10.01	9.37	9.04
Net Interest Margin (3)	3.09	3.07	2.99	2.75	2.63
Core Net Interest Margin (1)(3)	2.98	2.94	2.86	2.62	2.52
Yield on Interest Earning Assets(3)	5.76	5.73	5.65	5.58	5.63
Yield on Total Loans, Gross(3)	5.96	5.91	5.81	5.78	5.79
Cost of Interest Bearing Liabilities	3.54	3.51	3.53	3.73	3.89
Cost of Total Deposits	2.78	2.80	2.79	2.97	3.19
Cost of Funds	2.92	2.91	2.90	3.07	3.25
Efficiency Ratio (1)	48.8	53.0	56.3	51.6	54.7
Noninterest Expense to Average Assets (2)	1.53	1.65	1.71	1.48	1.47

Adjusted Financial Ratios (1)
Adjusted Return on Average Assets (2)	1.08%	1.06%	0.98%	0.99%	0.88%
Adjusted Pre-Provision Net Revenue Return on Average Assets (2)	1.57	1.43	1.37	1.38	1.23
Adjusted Return on Average Shareholders' Equity	10.81	10.17	9.76	10.54	9.77
Adjusted Return on Average Tangible Common Equity	11.91	11.15	10.72	11.72	10.86
Adjusted Efficiency Ratio	48.8	53.0	53.8	50.7	53.2
Adjusted Noninterest Expense to Average Assets	1.53	1.65	1.64	1.45	1.43

Balance Sheet
Total Assets	$5,615,482	$5,389,726	$5,335,396	$5,407,002	$5,359,994
Total Loans, Gross	4,506,834	4,426,389	4,368,042	4,309,517	4,214,554
Deposits	4,473,019	4,346,204	4,305,511	4,320,369	4,292,764
Total Shareholders' Equity	541,392	547,909	528,424	517,095	497,463
Loan to Deposit Ratio	100.8%	101.8%	101.5%	99.7%	98.2%
Core Deposits to Total Deposits (4)	78.5	77.0	78.4	77.6	76.4
Uninsured Deposits to Total Deposits	30.3	26.2	26.6	29.8	29.2

Capital Ratios (Consolidated) (5)
Tier 1 Leverage Ratio	9.94%	10.02%	9.89%	9.20%	9.02%
Common Equity Tier 1 Risk-based Capital Ratio	9.63	9.61	9.53	9.17	9.08
Tier 1 Risk-based Capital Ratio	10.95	10.98	10.94	10.57	10.52
Total Risk-based Capital Ratio	14.24	14.48	14.48	14.12	14.12
Tangible Common Equity to Tangible Assets (1)	8.16	8.62	8.34	8.01	7.71

	As of and for the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2026	2026	2026	2025	2025
Selected Asset Quality Data
Loans 30-89 Days Past Due	$1,381	$871	$494	$968	$2,906
Loans 30-89 Days Past Due to Total Loans	0.03%	0.02%	0.01%	0.02%	0.07%
Nonperforming Loans	$20,937	$21,648	$11,715	$22,034	$9,991
Nonperforming Loans to Total Loans	0.46%	0.49%	0.27%	0.51%	0.24%
Nonaccrual Loans to Total Loans	0.46	0.49	0.27	0.51	0.24
Nonaccrual Loans and Loans Past Due 90 Days and Still Accruing to Total Loans	0.46	0.49	0.27	0.51	0.24
Foreclosed Assets	$—	$—	$—	$—	$—
Nonperforming Assets (6)	20,937	21,648	11,715	22,034	9,991
Nonperforming Assets to Total Assets (6)	0.37%	0.40%	0.22%	0.41%	0.19%
Allowance for Credit Losses on Loans to Total Loans	1.28	1.30	1.31	1.31	1.34
Allowance for Credit Losses on Loans to Nonaccrual Loans	276.16	265.23	488.92	256.16	564.41
Net Loan Charge-Offs to Average Loans (2)	0.21	0.04	0.05	0.11	0.03
Watchlist/Special Mention Risk Rating Loans	$23,607	$38,469	$47,681	$47,823	$40,642
Substandard Risk Rating Loans	42,909	43,888	43,074	52,956	58,074
(1)	Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" for further details.
(2)	Annualized.
(3)	Amounts calculated on a tax-equivalent basis using the statutory federal tax rate of 21%.
(4)	Core deposits are defined as total deposits less brokered deposits and certificates of deposit greater than $250,000.
(5)	Preliminary data. Current period subject to change prior to filing with applicable regulatory agencies.
(6)	Nonperforming assets are defined as nonaccrual loans plus 90 days past due plus foreclosed assets.

Discussion and Analysis of Results of Operations

Net Income

Net income was $15.0 million for the third quarter of 2026, compared to net income of $11.6 million for the third quarter of 2025. Earnings per diluted common share for the third quarter of 2026 were $0.49, compared to $0.38 per diluted common share for the third quarter of 2025.

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

Average Balances and Yields

The following table presents, for the three and nine months ended September 30, 2026 and 2025, the average balances of each principal category of assets, liabilities and shareholders’ equity, and an analysis of net interest income. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of net deferred loan origination fees and costs accounted for as yield adjustments. These tables are presented on a tax-equivalent basis, if applicable.

	For the Three Months Ended
	September 30, 2026			September 30, 2025
	Average	Interest	Yield/	Average	Interest	Yield/
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest Earning Assets:
Cash Investments	$213,850	$1,887	3.50%	$256,174	$2,732	4.23%
Investment Securities:
Taxable Investment Securities	446,156	5,046	4.49	730,643	9,448	5.13
Tax-Exempt Investment Securities (1)	199,173	3,217	6.41	81,962	1,168	5.66
Total Investment Securities	645,329	8,263	5.08	812,605	10,616	5.18
Loans (1)(2)	4,471,437	67,130	5.96	4,132,987	60,317	5.79
Federal Home Loan Bank Stock	19,924	439	8.75	21,373	492	9.12
Total Interest Earning Assets	5,350,540	77,719	5.76%	5,223,139	74,157	5.63%
Noninterest Earning Assets	170,949			149,304
Total Assets	$5,521,489			$5,372,443
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$970,042	$7,995	3.27%	$843,905	$8,037	3.78%
Savings and Money Market Deposits	1,445,197	11,836	3.25	1,473,465	13,465	3.63
Time Deposits	291,668	2,726	3.71	342,926	3,703	4.28
Brokered Deposits	844,983	8,386	3.94	856,516	9,410	4.36
Total Interest Bearing Deposits	3,551,890	30,943	3.46	3,516,812	34,615	3.90
Federal Funds Purchased	—	—	—	—	—	—
Notes Payable	—	—	—	5,679	106	7.40
FHLB Advances	368,038	2,995	3.23	404,500	2,933	2.88
Subordinated Debentures	108,918	2,049	7.46	108,639	1,888	6.89
Total Interest Bearing Liabilities	4,028,846	35,987	3.54%	4,035,630	39,542	3.89%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	864,046			793,760
Other Noninterest Bearing Liabilities	76,805			57,184
Total Noninterest Bearing Liabilities	940,851			850,944
Shareholders' Equity	551,792			485,869
Total Liabilities and Shareholders' Equity	$5,521,489			$5,372,443
Net Interest Income / Interest Rate Spread		41,732	2.22%		34,615	1.74%
Net Interest Margin (3)			3.09%			2.63%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(1,074)			(524)
Net Interest Income		$40,658			$34,091
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
	Average	Interest	Yield/	Average	Interest	Yield/
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest Earning Assets:
Cash Investments	$151,118	$3,825	3.38%	$210,525	$6,469	4.11%
Investment Securities:
Taxable Investment Securities	470,739	15,809	4.49	744,605	27,364	4.91
Tax-Exempt Investment Securities (1)	154,624	7,096	6.14	49,987	2,030	5.43
Total Investment Securities	625,363	22,905	4.90	794,592	29,394	4.95
Loans (1)(2)	4,396,754	193,769	5.89	4,034,656	172,418	5.71
Federal Home Loan Bank Stock	19,320	1,423	9.85	20,601	1,356	8.80
Total Interest Earning Assets	5,192,555	221,922	5.71%	5,060,374	209,637	5.54%
Noninterest Earning Assets	168,954			145,373
Total Assets	$5,361,509			$5,205,747
Interest Bearing Liabilities:
Deposits:
Interest Bearing Transaction Deposits	$930,394	$22,435	3.22%	$837,504	$23,995	3.83%
Savings and Money Market Deposits	1,431,164	34,909	3.26	1,383,876	38,092	3.68
Time Deposits	258,491	7,148	3.70	333,199	10,280	4.13
Brokered Deposits	831,167	24,955	4.01	841,750	26,848	4.26
Total Interest Bearing Deposits	3,451,216	89,447	3.47	3,396,329	99,215	3.91
Federal Funds Purchased	8,706	257	3.94	456	16	4.64
Notes Payable	—	—	—	11,030	624	7.57
FHLB Advances	348,399	7,927	3.04	388,026	7,941	2.74
Subordinated Debentures	108,829	5,764	7.08	90,853	3,992	5.87
Total Interest Bearing Liabilities	3,917,150	103,395	3.53%	3,886,694	111,788	3.85%
Noninterest Bearing Liabilities:
Noninterest Bearing Transaction Deposits	835,741			779,897
Other Noninterest Bearing Liabilities	65,455			64,878
Total Noninterest Bearing Liabilities	901,196			844,775
Shareholders' Equity	543,163			474,278
Total Liabilities and Shareholders' Equity	$5,361,509			$5,205,747
Net Interest Income / Interest Rate Spread		118,527	2.19%		97,849	1.69%
Net Interest Margin (3)			3.05%			2.59%
Taxable Equivalent Adjustment:
Tax-Exempt Investment Securities and Loans		(2,656)			(1,098)
Net Interest Income		$115,871			$96,751
(1)	Interest income and average rates for tax-exempt investment securities and loans are presented on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(3)	Net interest margin includes the tax equivalent adjustment and represents the annualized results of: (i) the difference between interest income on interest earning assets and the interest expense on interest bearing liabilities, divided by (ii) average interest earning assets for the period.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest earning assets and interest bearing liabilities, as well as changes in average interest rates. The following table presents the effect that these factors had on the interest earned on interest earning assets and the interest incurred on interest bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The changes not attributable specifically to either volume or rate have been allocated to the changes due to volume. The following tables present the changes in the volume and rate of interest bearing assets and liabilities for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, and for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Three Months Ended September 30, 2026
	Compared with
	Three Months Ended September 30, 2025
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$(373)	$(472)	$(845)
Investment Securities:
Taxable Investment Securities	(3,217)	(1,185)	(4,402)
Tax-Exempt Investment Securities	1,893	156	2,049
Total Securities	(1,324)	(1,029)	(2,353)
Loans	5,084	1,729	6,813
Federal Home Loan Bank Stock	(32)	(21)	(53)
Total Interest Earning Assets	$3,355	$207	$3,562

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$1,039	$(1,081)	$(42)
Savings and Money Market Deposits	(232)	(1,397)	(1,629)
Time Deposits	(479)	(498)	(977)
Brokered Deposits	(114)	(910)	(1,024)
Total Deposits	214	(3,886)	(3,672)
Federal Funds Purchased	—	—	—
Notes Payable	(106)	—	(106)
FHLB Advances	(296)	358	62
Subordinated Debentures	5	156	161
Total Interest Bearing Liabilities	(183)	(3,372)	(3,555)
Net Interest Income	$3,538	$3,579	$7,117

	Nine Months Ended September 30, 2026
	Compared with
	Nine Months Ended September 30, 2025
	Change Due To:		Interest
(dollars in thousands)	Volume	Rate	Variance
Interest Earning Assets:
Cash Investments	$(1,503)	$(1,141)	$(2,644)
Investment Securities:
Taxable Investment Securities	(9,197)	(2,358)	(11,555)
Tax-Exempt Investment Securities	4,803	263	5,066
Total Securities	(4,394)	(2,095)	(6,489)
Loans	15,968	5,383	21,351
Federal Home Loan Bank Stock	(95)	162	67
Total Interest Earning Assets	$9,976	$2,309	$12,285

Interest Bearing Liabilities:
Interest Bearing Transaction Deposits	$2,239	$(3,799)	$(1,560)
Savings and Money Market Deposits	1,153	(4,336)	(3,183)
Time Deposits	(2,065)	(1,067)	(3,132)
Brokered Deposits	(317)	(1,576)	(1,893)
Total Deposits	1,010	(10,778)	(9,768)
Federal Funds Purchased	243	(2)	241
Notes Payable	(624)	—	(624)
FHLB Advances	(901)	887	(14)
Subordinated Debentures	952	820	1,772
Total Interest Bearing Liabilities	680	(9,073)	(8,393)
Net Interest Income	$9,296	$11,382	$20,678

Comparison of Net Interest Margin, Interest Income, and Interest Expense

Third Quarter of 2026 Compared to Third Quarter of 2025

Net interest income was $40.7 million for the third quarter of 2026, an increase of $6.6 million compared to net interest income of $34.1 million for the third quarter of 2025. The increase in net interest income was primarily due to growth in the loan portfolio at higher yields and lower rates paid on deposits, offset partially by lower balances and yields in the investment securities portfolio following the sale of $208.5 million of securities in the first quarter of 2026, and lower cash balances.

Net interest margin (on a fully tax-equivalent basis), for the third quarter of 2026 was 3.09%, a 46 basis point increase from 2.63% in the third quarter of 2025. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and purchase accounting accretion attributable to the acquisition of First Minnetonka City Bank (“FMCB”) was 2.98% for the third quarter of 2026, a 46 basis point increase from 2.52% in the third quarter of 2025. The increase in net interest margin (on a fully tax-equivalent basis) was primarily due to growth and repricing of the loan portfolio at higher yields and lower rates paid on deposits.

Average interest earning assets were $5.35 billion for the third quarter of 2026, an increase of $127.4 million, or 2.4%, compared to $5.22 billion for the third quarter of 2025. The increase in average interest earning assets was primarily due to growth in the loan portfolio, offset partially by lower investment securities balances. Average interest bearing liabilities were $4.03 billion for the third quarter of 2026, a decrease of $6.8 million, or 0.2%, compared to

$4.04 billion for the third quarter of 2025. The decrease in average interest bearing liabilities was primarily due to lower balances of FHLB advances and notes payable, offset partially by an increase in deposit balances.

Average interest earning assets produced a tax-equivalent yield of 5.76% for the third quarter of 2026, compared to 5.63% for the third quarter of 2025. The increase in the yield on interest earning assets was primarily due to growth and repricing of the loan portfolio at accretive yields. The average rate paid on interest bearing liabilities was 3.54% for the third quarter of 2026, compared to 3.89% for the third quarter of 2025. The decrease was primarily due to lower rates paid on deposits following interest rate cuts in 2025.

Interest Income. Total interest income, on a tax-equivalent basis, was $77.7 million for the third quarter of 2026, compared to $74.2 million for the third quarter of 2025. The $3.6 million, or 4.8%, increase in total interest income, on a tax-equivalent basis, was primarily due to growth and repricing of the loan portfolio at higher yields.

Interest income on the investment securities portfolio, on a tax-equivalent basis, was $8.3 million for the third quarter of 2026, compared to $10.6 million for the third quarter of 2025. The $2.4 million decrease was primarily due to a $167.3 million, or 20.6%, decrease in average balances between the two periods. The decrease in securities was due to the Company selling $208.5 million of securities for a pre-tax gain of $7.3 million in the first quarter of 2026.

Interest income on loans, on a tax-equivalent basis, was $67.1 million for the third quarter of 2026, compared to $60.3 million for the third quarter of 2025. The $6.8 million, or 11.3%, increase was primarily due to growth and repricing of the loan portfolio.

The aggregate loan yield, on a tax-equivalent basis, was 5.96% in the third quarter of 2026, a 17 basis point increase, compared to 5.79% in the third quarter of 2025. Core loan yield, a non-GAAP financial measure which excludes the impact of loan fees and purchase accounting accretion attributable to the acquisition of FMCB, continued to rise as new loans originated at higher yields and the existing portfolio repriced in the higher interest rate environment.

The following table presents a summary of interest, fees and accretion recognized on loans for the periods indicated:

	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Interest	5.82%	5.76%	5.66%	5.63%	5.66%
Fees	0.12	0.13	0.12	0.10	0.09
Accretion	0.02	0.02	0.03	0.05	0.04
Yield on Loans	5.96%	5.91%	5.81%	5.78%	5.79%

Interest Expense. Interest expense was $36.0 million for the third quarter of 2026, a decrease of $3.6 million, or 9.0%, from $39.5 million for the third quarter of 2025. The decrease was primarily due to lower rates paid on interest bearing deposits.

Interest expense on deposits was $30.9 million for the third quarter of 2026, a decrease of $3.7 million, or 10.6%, from $34.6 million for the third quarter of 2025. The decrease in interest expense on deposits was primarily due to lower rates paid on deposits. The cost of total deposits was 2.78% in the third quarter of 2026, a 41 basis point decrease, compared to 3.19% in the third quarter of 2025. The decrease was primarily due to lower rates paid on deposits following interest rate cuts in 2025 and an increase in noninterest bearing deposits.

Interest expense on borrowings was $5.0 million for the third quarter of 2026, an increase of $117,000, compared to $4.9 million for the third quarter of 2025. The increase was primarily due to higher rates on subordinated debentures due to the repricing of a portion of the subordinated debt.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net interest income was $115.9 million for the nine months ended September 30, 2026, an increase of $19.1 million, or 19.8%, compared to $96.8 million for the nine months ended September 30, 2025. The increase in net interest income was primarily due to growth and higher yields in the loan portfolio and lower rates paid on deposits, offset partially by lower investment securities balances following the sale of $208.5 million of securities in the first quarter of 2026, and lower average cash balances.

Net interest margin (on a fully tax-equivalent basis) for the nine months ended September 30, 2026 was 3.05%, a 46 basis point increase from 2.59% for the nine months ended September 30, 2025. Core net interest margin (on a fully tax-equivalent basis), a non-GAAP financial measure which excludes the impact of loan fees and purchase accounting accretion, was 2.93% for the nine months ended September 30, 2026, a 47 basis point increase from 2.46% for the nine months ended September 30, 2025.

Average interest earning assets were $5.19 billion for the nine months ended September 30, 2026, an increase of $132.2 million, or 2.6%, compared to $5.06 billion for the nine months ended September 30, 2025. The increase in average interest earning assets was primarily due to growth in the loan portfolio, offset partially by lower investment securities and cash balances. Average interest bearing liabilities were $3.92 billion for the nine months ended September 30, 2026, an increase of $30.5 million, or 0.8%, compared to $3.89 billion for the nine months ended September 30, 2025. The increase in average interest bearing liabilities was primarily due to higher deposit balances and subordinated debentures, offset partially by a decrease in FHLB advances.

Average interest earning assets produced a tax-equivalent yield of 5.71% for the nine months ended September 30, 2026, compared to 5.54% for the nine months ended September 30, 2025. The average rate paid on interest bearing liabilities was 3.53% for the nine months ended September 30, 2026, compared to 3.85% for the nine months ended September 30, 2025.

Interest Income. Total interest income on a tax-equivalent basis was $221.9 million for the nine months ended September 30, 2026, compared to $209.6 million for the nine months ended September 30, 2025. The $12.3 million increase in total interest income on a tax-equivalent basis was primarily due to growth and repricing in the loan portfolio.

Interest income on the investment securities portfolio, on a tax-equivalent basis, was $22.9 million for the nine months ended September 30, 2026, compared to $29.4 million for the nine months ended September 30, 2025. The $6.5 million decrease was primarily due to a $169.2 million, or 21.3%, decrease in average balances between the two periods. The decrease was primarily attributable to the sale of $208.5 million of securities for a pre-tax gain of $7.3 million in the first quarter of 2026.

Interest income on loans, on a tax-equivalent basis, for the nine months ended September 30, 2026 was $193.8 million, compared to $172.4 million for the nine months ended September 30, 2025. The $21.4 million, or 12.4%, increase was primarily due to growth and repricing of the loan portfolio in the higher interest rate environment.

Interest Expense. Interest expense on interest bearing liabilities was $103.4 million for the nine months ended September 30, 2026, a decrease of $8.4 million, compared to $111.8 million for the nine months ended September 30, 2025. The decrease was primarily due to lower rates paid on deposits, offset partially by higher balances and rates paid on subordinated debentures.

Interest expense on deposits decreased to $89.4 million for the nine months ended September 30, 2026, compared to $99.2 million for the nine months ended September 30, 2025. The $9.8 million decrease in interest expense on deposits was primarily due to lower rates paid on deposits, lower time deposit balances, and an increase in noninterest bearing deposits.

Interest expense on borrowings was $13.9 million for the nine months ended September 30, 2026, compared to $12.6 million for the nine months ended September 30, 2025. The $1.4 million increase was primarily due to higher balances and rates on subordinated debentures due to the subordinated debt refinancing in the second quarter of 2025, offset partially by paying down the notes payable balance.

Provision for Credit Losses

The provision for credit losses on loans and leases was $2.8 million for the third quarter of 2026, compared to $900,000 for the third quarter of 2025. The provision for credit losses on loans and leases was $4.7 million for the nine months ended September 30, 2026, compared to $4.4 million for the nine months ended September 30, 2025. The provision for credit losses on loans and leases recorded in the third quarter of 2026 was primarily attributable to growth in the loan portfolio and an additional specific reserve. The allowance for credit losses on loans and leases to total loans was 1.28% at September 30, 2026, compared to 1.34% at September 30, 2025.

The following table presents a summary of the activity in the allowance for credit losses on loans and leases for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at Beginning of Period	$57,418	$55,765	$56,443	$52,277
Provision for Credit Losses	2,750	900	4,650	4,400
Charge-offs	(2,442)	(276)	(3,838)	(294)
Recoveries	93	1	564	7
Balance at End of Period	$57,819	$56,390	$57,819	$56,390

The provision for credit losses for off-balance sheet credit exposures was $-0- for the third quarter of 2026, compared to $200,000 for the third quarter of 2025. No provision was recorded during the third quarter of 2026 due to unfunded commitments remaining stable as the migration to funded loans was offset by the volume of newly originated loans with unfunded commitments. The provision for credit losses for off-balance sheet credit exposures was a negative provision of $150,000 for the nine months ended September 30, 2026, compared to $200,000 for the nine months ended September 30, 2025. The allowance for credit losses on off-balance sheet credit exposures was $3.9 million as of September 30, 2026, compared to $4.0 million as of December 31, 2025.

The following table presents a summary of the activity in the provision for credit losses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2026	2025	(Decrease)	2026	2025	(Decrease)
Provision for Credit Losses on Loans and Leases	$2,750	$900	$1,850	$4,650	$4,400	$250
Provision for (Recovery of) Credit Losses for Off-Balance Sheet Credit Exposures	—	200	(200)	(150)	200	(350)
Provision for Credit Losses	$2,750	$1,100	$1,650	$4,500	$4,600	$(100)

Noninterest Income

Noninterest income was $2.6 million for the third quarter of 2026, an increase of $512,000 from $2.1 million for the third quarter of 2025. The increase was primarily due to higher letter of credit fees and higher swap fees. Noninterest income was $14.5 million for the nine months ended September 30, 2026, an increase of $6.7 million from $7.8 million for the nine months ended September 30, 2025. The increase was primarily due to higher net gain on sale of securities, offset partially by lower swap fees and FHLB prepayment income.

The following table presents the major components of noninterest income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2026	2025	(Decrease)	2026	2025	(Decrease)
Noninterest Income:
Customer Service Fees	$537	$501	$36	$1,584	$1,492	$92
Net Gain on Sales of Securities	—	59	(59)	7,251	534	6,717
Letter of Credit Fees	643	383	260	1,132	1,161	(29)
Debit Card Interchange Fees	222	173	49	653	462	191
Swap Fees	112	—	112	615	980	(365)
Bank-Owned Life Insurance	530	440	90	1,428	1,206	222
Investment Advisory Fees	304	208	96	778	746	32
FHLB Prepayment Income	—	—	—	—	301	(301)
Other Income	225	297	(72)	1,020	885	135
Totals	$2,573	$2,061	$512	$14,461	$7,767	$6,694

Noninterest Expense

Third Quarter of 2026 Compared to Third Quarter of 2025

Noninterest expense was $21.3 million for the third quarter of 2026, an increase of $1.4 million from $20.0 million for the third quarter of 2025. The increase was primarily attributable to increases in salaries and employee benefits and information technology expenses, offset partially by decreases in marketing and advertising expenses, the FDIC insurance assessment, and other expenses.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Noninterest expense was $65.4 million for the nine months ended September 30, 2026, an increase of $8.4 million from $57.0 million for the nine months ended September 30, 2025. The increase was primarily attributable to increases in salaries and employee benefits, an FHLB advance prepayment penalty, and information technology expenses.

The Company had 360 full-time equivalent employees at the end of the third quarter of 2026, compared to 325 at the end of the third quarter of 2025. The increase was largely driven by the hiring of key talent across the organization amidst continued M&A disruption.

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

The efficiency ratio was 48.8% for the third quarter of 2026, compared to 54.7% for the third quarter of 2025. The efficiency ratio was 52.6% and 54.2%, respectively, for the nine months ended September 30, 2026 and September 30, 2025. The Company’s efficiency ratio has remained consistently below the industry median due in part to its “branch-light” model.

The following table presents the major components of noninterest expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(dollars in thousands)	2026	2025	(Decrease)	2026	2025	(Decrease)
Noninterest Expense:
Salaries and Employee Benefits	$14,353	$12,229	$2,124	$41,761	$34,963	$6,798
Occupancy and Equipment	1,286	1,266	20	4,021	3,774	247
FDIC Insurance Assessment	555	775	(220)	1,930	1,975	(45)
Data Processing	623	637	(14)	1,926	1,881	45
Professional and Consulting Fees	1,127	1,261	(134)	3,590	3,365	225
Derivative Collateral Fees	284	309	(25)	658	1,132	(474)
Information Technology and Telecommunications	1,183	973	210	3,508	2,915	593
Marketing and Advertising	354	658	(304)	1,734	1,420	314
Intangible Asset Amortization	226	230	(4)	679	690	(11)
FHLB Prepayment Penalty	—	—	—	982	—	982
Other Expense	1,350	1,618	(268)	4,616	4,918	(302)
Totals	$21,341	$19,956	$1,385	$65,405	$57,033	$8,372

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

Income tax expense was $4.1 million for the third quarter of 2026, compared to $3.5 million for the third quarter of 2025. The effective combined federal and state income tax rate for the third quarter of 2026 was 21.5%, compared to 23.2% for the third quarter of 2025. Income tax expense was $14.0 million for the nine months ended September 30, 2026, compared to $10.1 million for the nine months ended September 30, 2025. The effective combined federal and state income tax rate for the nine months ended September 30, 2026 was 23.1%, compared to 23.6% for the nine months ended September 30, 2025. The decrease for both the three months and nine months ended September 30, 2026 and 2025 was primarily due to the increase in tax-exempt interest income following the purchase of tax-exempt municipal securities investments.

Financial Condition

Assets

Total assets at September 30, 2026 were $5.62 billion, an increase of $208.5 million, or 3.9%, compared to total assets of $5.41 billion at December 31, 2025, and an increase of $255.5 million, or 4.8%, compared to total assets of $5.36 billion at September 30, 2025. The year-to-date increase was primarily due to the growth of the loan portfolio and higher balances of cash and cash equivalents, offset partially by the sale of investment securities. The Company sold $208.5 million of securities in the first quarter of 2026 as part of a strategic balance sheet repositioning to enhance efficiency and drive future earnings. The year-over-year increase was primarily due to growth in the loan portfolio, offset partially by the sale of investment securities.

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

Securities available for sale were $598.7 million at September 30, 2026, a decrease of $177.7 million, or 22.9%, compared to $776.4 million at December 31, 2025. The decrease was primarily due to the sale of investment securities in the first quarter of 2026, a strategic move taken to enhance the Company’s balance sheet efficiency and position the Company for improved profitability moving forward.

The following table presents the amortized cost and fair value of securities available for sale, by type, at September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Amortized	Fair		Amortized	Fair
(dollars in thousands)	Cost	Value	Percent	Cost	Value	Percent
U.S. Treasury Securities	$—	$—	—%	$155,863	$146,206	18.8%
U.S. Government Agency Securities	6,256	6,322	1.1	8,664	8,707	1.1
Mortgage-Backed Securities Issued or Guaranteed by U.S. Agencies (MBS):
Residential Pass-Through:
Guaranteed by GNMA	41,310	38,270	6.4	44,133	44,124	5.7
Issued by FNMA and FHLMC	20,009	17,390	2.9	21,166	19,326	2.5
Other Residential Mortgage-Backed Securities	72,125	62,909	10.5	73,596	67,322	8.7
Commercial Mortgage-Backed Securities	4,183	3,853	0.6	6,226	6,034	0.8
All Other Commercial MBS	91,057	86,904	14.5	107,170	108,866	14.0
Total MBS	228,684	209,326	34.9	252,291	245,672	31.7
Municipal Securities	319,141	278,260	46.5	242,995	239,168	30.8
Corporate Securities	81,973	81,086	13.5	93,080	92,407	11.9
Asset-Backed Securities	23,729	23,719	4.0	44,298	44,281	5.7
Total	$659,783	$598,713	100.0%	$797,191	$776,441	100.0%

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

Total gross loans at September 30, 2026 were $4.51 billion, an increase of $197.3 million, or 6.1% annualized, over total gross loans of $4.31 billion at December 31, 2025, and an increase of $292.3 million, or 6.9%, over total gross loans of $4.21 billion at September 30, 2025. Both the year-to-date and the year-over-year increases in the loan portfolio were primarily due to increased loan originations and loan advances.

The following table presents the dollar and percentage composition of the loan portfolio by category, at the dates indicated:

	September 30, 2026		June 30, 2026		March 31, 2026		December 31, 2025		September 30, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$627,569	13.9%	$591,034	13.4%	$593,406	13.6%	$547,245	12.7%	$533,476	12.7%
Leases	41,854	0.9	41,802	0.9	41,791	1.0	43,407	1.0	43,186	1.0
Construction and Land Development	229,478	5.1	186,248	4.2	209,421	4.8	216,163	5.0	159,991	3.8
1-4 Family Construction	57,825	1.3	46,539	1.0	50,629	1.1	45,152	1.1	41,739	1.0
Real Estate Mortgage:
1-4 Family Mortgage	456,458	10.1	485,288	11.0	488,029	11.2	496,142	11.5	487,297	11.6
Multifamily	1,661,765	36.9	1,690,566	38.2	1,590,091	36.4	1,587,338	36.8	1,578,223	37.4
CRE Owner Occupied	191,664	4.3	191,153	4.3	188,588	4.3	189,754	4.4	192,966	4.6
CRE Nonowner Occupied	1,211,595	26.9	1,168,863	26.4	1,185,371	27.1	1,165,104	27.0	1,158,622	27.5
Total Real Estate Mortgage Loans	3,521,482	78.2	3,535,870	79.9	3,452,079	79.0	3,438,338	79.7	3,417,108	81.1
Consumer and Other	28,626	0.6	24,896	0.6	20,716	0.5	19,212	0.5	19,054	0.4
Total Loans, Gross	4,506,834	100.0%	4,426,389	100.0%	4,368,042	100.0%	4,309,517	100.0%	4,214,554	100.0%
Allowance for Credit Losses	(57,819)		(57,418)		(57,277)		(56,443)		(56,390)
Net Deferred Loan Fees	(8,889)		(8,469)		(8,633)		(8,966)		(8,282)
Total Loans, Net	$4,440,126		$4,360,502		$4,302,132		$4,244,108		$4,149,882

The Company primarily focuses on real estate mortgage lending, which constituted 78.2% of the portfolio at September 30, 2026. The composition of the portfolio has remained relatively consistent with prior periods, and the Company does not expect any significant changes in the composition of the loan portfolio or the emphasis on real estate lending in the foreseeable future.

As of September 30, 2026, investor CRE loans totaled $3.16 billion, consisting of $1.66 billion of loans secured by multifamily residential properties, $1.21 billion of loans secured by nonowner occupied CRE, $229.5 million of construction and land development loans, and $57.8 million of 1-4 family construction loans. Investor CRE loans represented 70.1% of the total gross loan portfolio and 453.9% of the Bank’s total risk-based capital at September 30, 2026, compared to 69.9% and 473.1%, respectively, at December 31, 2025.

The following table provides a breakdown of CRE nonowner occupied loans by collateral types as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
		Percent of	Percent of		Percent of	Percent of
		CRE Nonowner	Total Loan		CRE Nonowner	Total Loan
(dollars in thousands)	Balance	Occupied Portfolio	Portfolio	Balance	Occupied Portfolio	Portfolio
Collateral Type:
Industrial	$366,430	30.2%	8.1%	$320,107	27.5%	7.4%
Retail	232,162	19.2	5.2	202,904	17.4	4.7
Office	219,651	18.1	4.8	212,926	18.3	4.9
Mini Storage Facility	121,837	10.1	2.7	109,324	9.4	2.5
Nursing/Assisted Living	88,002	7.3	2.0	119,738	10.3	2.8
Medical Office	44,660	3.7	1.0	65,527	5.6	1.5
Other	138,853	11.4	3.1	134,578	11.5	3.2
Total CRE Nonowner Occupied	$1,211,595	100.0%	26.9%	$1,165,104	100.0%	27.0%

The following tables present time to contractual maturity and sensitivity to interest rate changes for the loan portfolio as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$299,573	$235,687	$89,362	$2,947
Leases	4,677	36,442	735	—
Construction and Land Development	85,421	114,155	29,902	—
1-4 Family Construction	49,431	7,949	445	—
Real Estate Mortgage:
1-4 Family Mortgage	110,778	281,272	42,622	21,786
Multifamily	318,343	958,941	297,790	86,691
CRE Owner Occupied	45,675	105,857	38,332	1,800
CRE Nonowner Occupied	245,527	786,402	179,666	—
Total Real Estate Mortgage Loans	720,323	2,132,472	558,410	110,277
Consumer and Other	22,175	6,063	107	281
Total Loans, Gross	$1,181,600	$2,532,768	$678,961	$113,505
Interest Rate Sensitivity:
Fixed Interest Rates	$699,175	$1,781,243	$322,654	$22,068
Floating or Adjustable Rates	482,425	751,525	356,307	91,437
Total Loans, Gross	$1,181,600	$2,532,768	$678,961	$113,505

	As of December 31, 2025
	Due in One Year	More Than One	More Than Five	After
(dollars in thousands)	or Less	Year to Five Years	Year to Fifteen Years	Fifteen Years
Commercial	$231,121	$237,328	$75,966	$2,830
Leases	4,514	38,351	542	—
Construction and Land Development	123,801	82,397	9,965	—
1-4 Family Construction	37,784	7,171	197	—
Real Estate Mortgage:
1-4 Family Mortgage	105,250	308,347	59,085	23,460
Multifamily	202,007	891,088	408,779	85,464
CRE Owner Occupied	13,483	123,336	50,239	2,696
CRE Nonowner Occupied	274,244	693,610	196,828	422
Total Real Estate Mortgage Loans	594,984	2,016,381	714,931	112,042
Consumer and Other	9,594	9,149	156	313
Total Loans, Gross	$1,001,798	$2,390,777	$801,757	$115,185
Interest Rate Sensitivity:
Fixed Interest Rates	$636,867	$1,772,310	$389,099	$23,773
Floating or Adjustable Rates	364,931	618,467	412,658	91,412
Total Loans, Gross	$1,001,798	$2,390,777	$801,757	$115,185

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

The following table presents information on loan classifications at September 30, 2026. The Company had no assets classified as doubtful or loss at September 30, 2026.

	Risk Category
(dollars in thousands)	Watch/Special Mention	Substandard	Total
Commercial	$1,433	$10,310	$11,743
Construction and Land Development	—	22	22
Real Estate Mortgage:
1-4 Family Mortgage	1,048	1,328	2,376
Multifamily	18,801	9,572	28,373
CRE Owner Occupied	2,325	3,331	5,656
CRE Nonowner Occupied	—	18,346	18,346
Total Real Estate Mortgage Loans	22,174	32,577	54,751
Totals	$23,607	$42,909	$66,516

Loans that had potential weaknesses that warranted a watch or special mention risk rating at September 30, 2026 totaled $23.6 million, compared to $47.8 million at December 31, 2025. Loans that warranted a substandard risk rating at September 30, 2026 totaled $42.9 million, compared to $53.0 million at December 31, 2025. Management continues to actively work with these borrowers and closely monitor substandard credits.

Nonperforming Assets

Nonperforming loans include loans accounted for on a nonaccrual basis and loans 90 days past due and still accruing. Nonaccrual loans totaled $20.9 million as of September 30, 2026 and $22.0 million as of December 31, 2025. There were no loans 90 days past due and still accruing as of either September 30, 2026 and December 31, 2025. There were also no foreclosed assets as of either September 30, 2026 and December 31, 2025.

The following table presents a summary of nonperforming assets, by category, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Total Nonaccrual Loans	$20,937	$22,034
Total Nonperforming Loans	$20,937	$22,034
Total Nonperforming Assets (1)	$20,937	$22,034
Nonaccrual Loans to Total Loans	0.46%	0.51%
Nonperforming Loans to Total Loans	0.46	0.51
Nonperforming Assets to Total Loans Plus Foreclosed Assets (1)	0.46	0.51
(1)	Nonperforming assets are defined as nonaccrual loans and loans greater than 90 days past due still accruing plus foreclosed assets. There were no loans greater than 90 days past due still accruing or modified accruing loans for any period shown.

The balance of nonperforming assets can fluctuate due to changes in economic conditions. The Company has established a policy to discontinue accruing interest on a loan (that is, to place the loan on nonaccrual status) after it has become 90 days delinquent as to payment of principal or interest, unless the loan is considered to be well-

collateralized and is actively in the process of collection. In addition, a loan will be placed on nonaccrual status before it becomes 90 days delinquent unless management believes that the collection of interest is expected. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. If management believes that a loan will not be collected in full, an increase to the allowance for credit losses on loans is recorded to reflect management’s estimate of any potential exposure or loss. Generally, payments received on nonaccrual loans are applied directly to principal. There are no loans, outside of those included in the tables above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms. Gross income that would have been recorded on nonaccrual loans for the three and nine months ended September 30, 2026 was $194,000 and $423,000, respectively. Gross income that would have been recorded on nonaccrual loans for the three and nine months ended September 30, 2025 was $56,000 and $398,000, respectively.

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

At September 30, 2026, the allowance for credit losses on loans and leases was $57.8 million, an increase of $1.4 million from $56.4 million at December 31, 2025. Net charge-offs totaled $2.3 million during the third quarter of 2026 and $275,000 during the third quarter of 2025. Net charge-offs totaled $3.3 million for the nine months ended September 30, 2026, and $287,000 for the nine months ended September 30, 2025. The allowance for credit losses on loans and leases as a percentage of total loans was 1.28% at September 30, 2026 and 1.31% at December 31, 2025.

The following table presents a summary of net charge-offs for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Net Charge-offs (Recoveries)
Commercial	$(91)	$254	$82	$253
Leases	—	15	—	15
Real Estate Mortgage:
1-4 Family Mortgage	—	—	9	—
Multifamily	2,433	—	3,142	—
Total Real Estate Mortgage Loans	2,433	—	3,151	—
Consumer and Other	7	6	41	19
Total Net Charge-offs (Recoveries)	$2,349	$275	$3,274	$287
Net Charge-offs (Recoveries) to Average Loans
Commercial	(0.06)%	0.20%	0.02%	0.07%
Leases	0.00	0.14	0.00	0.05
Real Estate Mortgage:
Multifamily	0.57	0.00	0.26	0.00
Total Real Estate Mortgage Loans	0.27	0.00	0.12	0.00
Consumer and Other	0.11	0.13	0.24	0.16
Total Net Charge-offs (Recoveries) (Annualized) to Average Loans	0.21%	0.03%	0.10%	0.01%
Gross Loans, End of Period	$4,506,834	$4,214,554	$4,506,834	$4,214,554
Average Loans	4,471,437	4,132,987	4,396,754	4,034,656
Allowance for Credit Losses to Total Gross Loans	1.28%	1.34%	1.28%	1.34%

The following table presents a summary of the allocation of the allowance for credit losses on loans by loan portfolio segment as of the dates indicated:

	September 30,		December 31,
	2026		2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$5,643	9.8%	$5,982	10.6%
Leases	312	0.5	352	0.6
Construction and Land Development	1,747	3.0	1,687	3.0
1-4 Family Construction	392	0.7	316	0.6
Real Estate Mortgage:
1 - 4 Family Mortgage	2,140	3.7	2,475	4.4
Multifamily	23,370	40.4	23,775	42.1
CRE Owner Occupied	1,036	1.8	1,080	1.9
CRE Nonowner Occupied	22,950	39.7	20,595	36.5
Total Real Estate Mortgage Loans	49,496	85.6	47,925	84.9
Consumer and Other	229	0.4	181	0.3
Total Allowance for Credit Losses	$57,819	100.0%	$56,443	100.0%

Deposits

The principal sources of funds for the Company are deposits, consisting of demand deposits, money market accounts, savings accounts, and certificates of deposit. The following table presents the dollar and percentage composition of the deposit portfolio, by category, at the dates indicated:

	September 30, 2026		June 30, 2026		March 31, 2026		December 31, 2025		September 30, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest Bearing Transaction Deposits	$893,817	20.0%	$830,952	19.1%	$828,845	19.3%	$923,070	21.4%	$822,632	19.1%
Interest Bearing Transaction Deposits	947,073	21.2	944,502	21.7	899,911	20.9	893,740	20.7	860,774	20.1
Savings and Money Market Deposits	1,538,271	34.3	1,435,582	33.1	1,497,517	34.7	1,380,922	31.9	1,428,726	33.3
Time Deposits	298,804	6.7	243,694	5.6	232,959	5.4	312,154	7.2	346,214	8.1
Brokered Deposits	795,054	17.8	891,474	20.5	846,279	19.7	810,483	18.8	834,418	19.4
Total Deposits	$4,473,019	100.0%	$4,346,204	100.0%	$4,305,511	100.0%	$4,320,369	100.0%	$4,292,764	100.0%

Total deposits at September 30, 2026 were $4.47 billion, an increase of $152.7 million, or 4.7% annualized, compared to total deposits of $4.32 billion at December 31, 2025, and an increase of $180.3 million, or 4.2%, compared to total deposits of $4.29 billion at September 30, 2025. Core deposits, defined as total deposits excluding brokered deposits and time deposits greater than $250,000, increased $161.7 million, or 6.4% annualized, from December 31, 2025. Based on the nature of the Company’s client base, management believes core deposits will fluctuate over periods as deposit growth is not always linear.

The Company relies on increasing the deposit base to fund loans and other asset growth. The Company is in a highly competitive market and competes for local deposits by offering attractive products with competitive rates. The Company expects to have a higher average cost of funds for local deposits compared to competitor banks due to the lack of an extensive branch network. The Company’s strategy is to offset the higher cost of funding with a lower level of operating expense. When appropriate, the Company utilizes alternative funding sources such as brokered deposits. The brokered deposit market provides flexibility in structure, optionality and efficiency not afforded in traditional retail deposit channels. As of September 30, 2026, total brokered deposits were $795.1 million, a decrease of $15.4 million, compared to total brokered deposits of $810.5 million at December 31, 2025. Brokered deposits continue to be used as a supplemental funding source, as needed, to support loan portfolio growth.

The following table presents the average balance and average rate paid on each of the following deposit categories as of and for the three months ended September 30, 2026 and 2025:

	As of and for the		As of and for the
	Three Months Ended		Three Months Ended
	September 30, 2026		September 30, 2025
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest Bearing Transaction Deposits	$864,046	—%	$793,760	—%
Interest Bearing Transaction Deposits	970,042	3.27	843,905	3.78
Savings and Money Market Deposits	1,445,197	3.25	1,473,465	3.63
Time Deposits < $250,000	130,973	3.48	170,163	4.28
Time Deposits > $250,000	160,695	3.89	172,763	4.29
Brokered Deposits	844,983	3.94	856,516	4.36
Total Deposits	$4,415,936	2.78%	$4,310,572	3.19%

The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $1.36 billion, or 30.3% of total deposits, at

September 30, 2026 and $1.29 billion, or 29.8% of total deposits, at December 31, 2025. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

Other Borrowings

At September 30, 2026, the Company had outstanding FHLB advances of $396.0 million, compared to $399.5 million at December 31, 2025. During the nine months ended September 30, 2026, the Company prepaid $97.5 million of fixed rate FHLB term advances with an average cost of 4.08% and incurred a prepayment fee of $982,000. The Company’s borrowing capacity at the FHLB is determined based on collateral pledged, generally consisting of loans. The Company had additional borrowing capacity under this credit facility of $637.8 million and $611.3 million at September 30, 2026 and December 31, 2025, respectively.

The Company has an outstanding Loan and Security Agreement and revolving note with a third party correspondent lender, which is secured by 100% of the issued and outstanding stock of the Bank. On September 1, 2026, the Company entered into a fifth amendment to the agreement which extended the maturity date of the Company’s existing line of credit from September 1, 2026 to September 1, 2028 and increased the maximum principal amount from $40.0 million to $50.0 million. As of both September 30, 2026 and December 31, 2025, the Company had no outstanding balances under the revolving line of credit. The Company had two outstanding letters of credit totaling $2.7 million and $6.4 million under this facility as of September 30, 2026 and December 31, 2025, respectively, which reduce the availability under the facility by the amounts of the letters of credit so long as they remain outstanding.

Additionally, the Company has borrowing capacity from other sources. As of September 30, 2026, the Bank was eligible to use the Federal Reserve discount window for borrowings. Based on assets pledged as collateral as of the applicable date, the Bank’s borrowing availability was approximately $1.03 billion at both September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the Company had no outstanding advances from the discount window.

Subordinated Debentures

As of September 30, 2026 and December 31, 2025, the Company had subordinated debentures, net of issuance costs, of $109.0 million and $108.7 million, respectively. On July 15, 2026, $30 million of subordinated debentures repriced from a fixed interest rate of 3.25% to a variable interest rate equal to the three month term SOFR plus 2.52%.

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations at September 30, 2026:

	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Deposits Without a Stated Maturity	$3,515,449	$—	$—	$—	$3,515,449
Time Deposits	513,293	232,909	211,368	—	957,570
FHLB Advances	362,000	34,000	—	—	396,000
Subordinated Debentures	—	—	30,000	80,000	110,000
Commitment to Fund Tax Credit Investments	17,682	—	—	—	17,682
Operating Lease Obligations	600	972	469	—	2,041
Totals	$4,409,024	$267,881	$241,837	$80,000	$4,998,742

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

Capital

Total shareholders’ equity at September 30, 2026 was $541.4 million, an increase of $24.3 million, or 4.7%, compared to total shareholders’ equity of $517.1 million at December 31, 2025. The increase was primarily due to net income retained and an increase in unrealized gains in the derivatives portfolio, offset partially by an increase in unrealized losses in the securities portfolio and preferred stock dividends.

Tangible book value per share, a non-GAAP financial measure, was $16.33 as of September 30, 2026, an increase of 5.0% from $15.55 as of December 31, 2025. Tangible common equity as a percentage of tangible assets, a non-GAAP financial measure, was 8.16% at September 30, 2026, compared to 8.01% at December 31, 2025.

Stock Repurchase Program. The Company did not repurchase any shares of its common stock pursuant to its existing stock repurchase program during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repurchased 38,659 shares of its common stock, representing 0.14% of the Company’s issued and outstanding shares as of September 30, 2026. Shares were repurchased during this period at a weighted average price of $18.12 per share, for a total of approximately $700,000. All shares repurchased under the stock repurchase program were converted to authorized but unissued shares. As of September 30, 2026, the remaining amount that could be used to repurchase shares under the 2022 Stock Repurchase Program was $12.4 million. The Company remains committed to maintaining strong capital levels while enhancing shareholder value as it strategically executes its stock repurchase program based on various factors including valuation, capital levels and other uses of capital.

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

The ATM Program provides the Company with additional flexibility to access the capital markets efficiently and is intended to be used for general corporate purposes, including growth, investments in or advances to subsidiaries, working capital, capital expenditures, stock repurchases, debt repayment, or potential acquisitions. During the three and nine months ended September 30, 2026, the Company did not sell any shares pursuant to the ATM Program.

Regulatory Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business.

Management believes the Company and the Bank met all capital adequacy requirements to which they were subject as of September 30, 2026. The regulatory capital ratios necessary for the Company and the Bank to meet minimum capital adequacy standards, and for the Bank to be considered well capitalized under the prompt corrective action framework, are set forth in the following tables. The Company’s and the Bank’s actual capital amounts and ratios as of the dates indicated are presented in the following tables:

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Company (Consolidated):
Total Risk-based Capital	$713,634	14.24%	$400,924	8.00%	$526,213	10.50%	N/A	N/A
Tier 1 Risk-based Capital	549,002	10.95	300,693	6.00	425,982	8.50	N/A	N/A
Common Equity Tier 1 Capital	482,488	9.63	225,520	4.50	350,809	7.00	N/A	N/A
Tier 1 Leverage Ratio	549,002	9.94	221,000	4.00	221,000	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$696,308	13.92%	$400,135	8.00%	$525,178	10.50%	$500,169	10.00%
Tier 1 Risk-based Capital	634,629	12.69	300,101	6.00	425,144	8.50	400,135	8.00
Common Equity Tier 1 Capital	634,629	12.69	225,076	4.50	350,118	7.00	325,110	6.50
Tier 1 Leverage Ratio	634,629	11.51	220,568	4.00	220,568	4.00	275,710	5.00

			Minimum Required		For Capital Adequacy		To be Well Capitalized
			For Capital Adequacy		Purposes Plus Capital		Under Prompt Corrective
	Actual		Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Company (Consolidated):
Total Risk-based Capital	$667,814	14.12%	$378,356	8.00%	$496,593	10.50%	N/A	N/A
Tier 1 Risk-based Capital	500,002	10.57	283,767	6.00	402,004	8.50	N/A	N/A
Common Equity Tier 1 Capital	433,488	9.17	212,825	4.50	331,062	7.00	N/A	N/A
Tier 1 Leverage Ratio	500,002	9.20	217,505	4.00	217,505	4.00	N/A	N/A
Bank:
Total Risk-based Capital	$636,973	13.49%	$377,687	8.00%	$495,715	10.50%	$472,109	10.00%
Tier 1 Risk-based Capital	577,942	12.24	283,266	6.00	401,293	8.50	377,687	8.00
Common Equity Tier 1 Capital	577,942	12.24	212,449	4.50	330,477	7.00	306,871	6.50
Tier 1 Leverage Ratio	577,942	10.65	217,116	4.00	217,116	4.00	271,395	5.00

Regulations include a capital conservation buffer of 2.5% that is added to the minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers. At September 30, 2026, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

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

The following table presents credit arrangements and financial instruments whose contract amounts represented credit risk as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Fixed	Variable	Fixed	Variable
(dollars in thousands)
Unfunded Commitments Under Lines of Credit	$278,215	$559,235	$245,571	$551,272
Letters of Credit	16,323	93,129	13,074	111,763
Totals	$294,538	$652,364	$258,645	$663,035

The Company had outstanding letters of credit with the FHLB of $129.6 million and $109.0 million at September 30, 2026 and December 31, 2025, respectively, on behalf of customers and to secure public deposits.

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

Total on- and off-balance sheet liquidity was $2.66 billion as of September 30, 2026, compared to $2.51 billion at December 31, 2025.

The following tables present a summary of primary and secondary liquidity levels as of the dates indicated:

Primary Liquidity—On-Balance Sheet	September 30, 2026	December 31, 2025
(dollars in thousands)
Cash and Cash Equivalents	$216,469	$96,997
Securities Available for Sale	598,713	776,441
Less: Pledged Securities	(96,197)	(254,334)
Total Primary Liquidity	$718,985	$619,104
Ratio of Primary Liquidity to Total Deposits	16.1%	14.3%

Secondary Liquidity—Off-Balance Sheet
(dollars in thousands)
Net Secured Borrowing Capacity with the FHLB	$637,774	$611,349
Net Secured Borrowing Capacity with the Federal Reserve Bank	1,031,652	1,026,415
Unsecured Borrowing Capacity with Correspondent Lenders	220,000	220,000
Secured Borrowing Capacity with Correspondent Lender	47,348	33,605
Total Secondary Liquidity	1,936,774	1,891,369
Total Primary and Secondary Liquidity	$2,655,759	$2,510,473
Ratio of Primary and Secondary Liquidity to Total Deposits	59.4%	58.1%

During the nine months ended September 30, 2026, primary liquidity increased by $99.9 million due to a $158.1 million decrease in pledged securities and a $119.5 million increase in cash and cash equivalents, offset partially by a $177.7 million decrease in securities available for sale, when compared to December 31, 2025. Secondary liquidity increased by $45.4 million as of September 30, 2026, due to a $26.4 million increase in borrowing capacity with the FHLB, a $13.7 million increase in the borrowing capacity with a secured lender, and a $5.2 million increase in the borrowing capacity with the Federal Reserve Bank when compared to December 31, 2025.

In addition to primary liquidity, the Company generates liquidity from cash flows from the loan and securities portfolios and from the large base of core deposits, defined as noninterest bearing transaction, interest bearing transaction, savings, non-brokered money market accounts and non-brokered time deposits less than $250,000. At September 30, 2026, core deposits totaled approximately $3.51 billion and represented 78.5% of total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company, which promote long-standing relationships and stable funding sources.

The Company uses brokered deposits, the availability of which is uncertain and subject to competitive market forces and regulation, for liquidity and interest rate risk management purposes. At September 30, 2026, brokered deposits totaled $795.1 million, consisting of $658.8 million of brokered time deposits and $136.3 million of non-maturity brokered money market and transaction accounts. At December 31, 2025, brokered deposits totaled $810.5 million, consisting of $665.0 million of brokered time deposits and $145.5 million of non-maturity brokered money market and transaction accounts.

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

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2026	2026	2026	2025	2025	2026	2025
Pre-Provision Net Revenue
Noninterest Income	$2,573	$2,324	$9,564	$3,148	$2,061	$14,461	$7,767
Less: Gain on Sales of Securities	—	—	(7,251)	(80)	(59)	(7,251)	(534)
Less: FHLB Advance Prepayment Income	—	—	—	—	—	—	(301)
Total Operating Noninterest Income	2,573	2,324	2,313	3,068	2,002	7,210	6,932
Plus: Net Interest Income	40,658	38,566	36,647	35,687	34,091	115,871	96,751
Net Operating Revenue	$43,231	$40,890	$38,960	$38,755	$36,093	$123,081	$103,683

Noninterest Expense	$21,341	$21,894	$22,170	$20,238	$19,956	$65,405	$57,033
Total Operating Noninterest Expense	$21,341	$21,894	$22,170	$20,238	$19,956	$65,405	$57,033

Pre-Provision Net Revenue	$21,890	$18,996	$16,790	$18,517	$16,137	$57,676	$46,650

Plus:
Non-Operating Revenue Adjustments	—	—	7,251	80	59	7,251	835
Less:
Provision for Credit Losses	2,750	550	1,200	1,450	1,100	4,500	4,600
Provision for Income Taxes	4,112	4,439	5,435	3,813	3,495	13,986	10,131
Net Income	$15,028	$14,007	$17,406	$13,334	$11,601	$46,441	$32,754

Average Assets	$5,521,489	$5,317,215	$5,242,761	$5,438,555	$5,372,443	$5,361,509	$5,205,747
Pre-Provision Net Revenue Return on Average Assets	1.57%	1.43%	1.30%	1.35%	1.19%	1.44%	1.20%

Adjusted Pre-Provision Net Revenue
Net Operating Revenue	$43,231	$40,890	$38,960	$38,755	$36,093	$123,081	$103,683

Noninterest Expense	$21,341	$21,894	$22,170	$20,238	$19,956	$65,405	$57,033
Less: Merger-related Expenses	—	—	—	(346)	(530)	—	(1,635)
Less: FHLB Advance Prepayment Penalty	—	—	(982)	—	—	(982)	—
Adjusted Total Operating Noninterest Expense	$21,341	$21,894	$21,188	$19,892	$19,426	$64,423	$55,398

Adjusted Pre-Provision Net Revenue	$21,890	$18,996	$17,772	$18,863	$16,667	$58,658	$48,285
Adjusted Pre-Provision Net Revenue Return on Average Assets	1.57%	1.43%	1.37%	1.38%	1.23%	1.46%	1.24%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2026	2026	2026	2025	2025	2026	2025
Core Net Interest Margin
Net Interest Income (Tax-equivalent Basis)	$41,732	$39,400	$37,395	$36,447	$34,614	$118,527	$97,848
Less:
Loan Fees	(1,367)	(1,464)	(1,257)	(1,041)	(966)	(4,088)	(2,704)
Purchase Accounting Accretion:
Loan Accretion	(171)	(171)	(324)	(546)	(380)	(666)	(1,147)
Bond Accretion	(18)	(17)	(22)	(33)	(89)	(57)	(819)
Bank-Owned Certificates of Deposit Accretion	—	—	—	(16)	(6)	—	(17)
Deposit Certificates of Deposit Accretion	—	—	—	—	(13)	—	(88)
Total Purchase Accounting Accretion	(189)	(188)	(346)	(595)	(488)	(723)	(2,071)
Core Net Interest Income (Tax-equivalent Basis)	$40,176	$37,748	$35,792	$34,811	$33,160	$113,716	$93,073

Average Interest Earning Assets	$5,350,540	$5,144,715	$5,079,430	$5,264,700	$5,223,139	$5,192,555	$5,060,374
Core Net Interest Margin	2.98%	2.94%	2.86%	2.62%	2.52%	2.93%	2.46%

Core Loan Yield
Loan Interest Income (Tax-equivalent Basis)	$67,130	$64,537	$62,102	$61,746	$60,317	$193,769	$172,418
Less:
Loan Fees	(1,367)	(1,464)	(1,257)	(1,041)	(966)	(4,088)	(2,704)
Loan Accretion	(171)	(171)	(324)	(546)	(380)	(666)	(1,147)
Core Loan Interest Income	$65,592	$62,902	$60,521	$60,159	$58,971	$189,015	$168,567

Average Loans	$4,471,437	$4,380,477	$4,336,869	$4,239,936	$4,132,987	$4,396,754	$4,034,656
Core Loan Yield	5.82%	5.76%	5.66%	5.63%	5.66%	5.75%	5.59%

Efficiency Ratio
Noninterest Expense	$21,341	$21,894	$22,170	$20,238	$19,956	$65,405	$57,033
Less: Amortization of Intangible Assets	(226)	(227)	(226)	(231)	(230)	(679)	(690)
Adjusted Noninterest Expense	$21,115	$21,667	$21,944	$20,007	$19,726	$64,726	$56,343

Net Interest Income	$40,658	$38,566	$36,647	$35,687	$34,091	$115,871	$96,751
Noninterest Income	2,573	2,324	9,564	3,148	2,061	14,461	7,767
Less: Gain on Sales of Securities	—	—	(7,251)	(80)	(59)	(7,251)	(534)
Adjusted Operating Revenue	$43,231	$40,890	$38,960	$38,755	$36,093	$123,081	$103,984
Efficiency Ratio	48.8%	53.0%	56.3%	51.6%	54.7%	52.6%	54.2%

Adjusted Efficiency Ratio
Noninterest Expense	$21,341	$21,894	$22,170	$20,238	$19,956	$65,405	$57,033
Less: Amortization of Intangible Assets	(226)	(227)	(226)	(231)	(230)	(679)	(690)
Less: Merger-related Expenses	—	—	—	(346)	(530)	—	(1,635)
Less: FHLB Advance Prepayment Penalty	—	—	(982)	—	—	(982)	—
Adjusted Noninterest Expense	$21,115	$21,667	$20,962	$19,661	$19,196	$63,744	$54,708

Net Interest Income	$40,658	$38,566	$36,647	$35,687	$34,091	$115,871	$96,751
Noninterest Income	2,573	2,324	9,564	3,148	2,061	14,461	7,767
Less: Gain on Sales of Securities	—	—	(7,251)	(80)	(59)	(7,251)	(534)
Less: FHLB Advance Prepayment Income	—	—	—	—	—	—	(301)
Adjusted Operating Revenue	$43,231	$40,890	$38,960	$38,755	$36,093	$123,081	$103,683
Adjusted Efficiency Ratio	48.8%	53.0%	53.8%	50.7%	53.2%	51.8%	52.8%

Adjusted Noninterest Expense to Average Assets (Annualized)
Noninterest Expense	$21,341	$21,894	$22,170	$20,238	$19,956	$65,405	$57,033
Less: Merger-related Expenses	—	—	—	(346)	(530)	—	(1,635)
Less: FHLB Advance Prepayment Penalty	—	—	(982)	—	—	(982)	—
Adjusted Noninterest Expense	$21,341	$21,894	$21,188	$19,892	$19,426	$64,423	$55,398

Average Assets	$5,521,489	$5,317,215	$5,242,761	$5,438,555	$5,372,443	$5,361,509	$5,205,747
Adjusted Noninterest Expense to Average Assets (Annualized)	1.53%	1.65%	1.64%	1.45%	1.43%	1.61%	1.42%

	For the Three Months Ended					For the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2026	2026	2026	2025	2025	2026	2025
Tangible Common Equity and Tangible Common Equity/Tangible Assets
Total Shareholders' Equity	$541,392	$547,909	$528,424	$517,095	$497,463
Less: Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Total Common Shareholders' Equity	474,878	481,395	461,910	450,581	430,949
Less: Intangible Assets	(18,233)	(18,459)	(18,685)	(18,912)	(19,142)
Tangible Common Equity	$456,645	$462,936	$443,225	$431,669	$411,807

Total Assets	$5,615,482	$5,389,726	$5,335,396	$5,407,002	$5,359,994
Less: Intangible Assets	(18,233)	(18,459)	(18,685)	(18,912)	(19,142)
Tangible Assets	$5,597,249	$5,371,267	$5,316,711	$5,388,090	$5,340,852
Tangible Common Equity/Tangible Assets	8.16%	8.62%	8.34%	8.01%	7.71%

Tangible Book Value Per Share
Book Value Per Common Share	$16.98	$17.27	$16.60	$16.23	$15.62
Less: Effects of Intangible Assets	(0.65)	(0.66)	(0.67)	(0.68)	(0.69)
Tangible Book Value Per Common Share	$16.33	$16.61	$15.93	$15.55	$14.93

Return on Average Tangible Common Equity
Net Income Available to Common Shareholders	$14,015	$12,993	$16,393	$12,320	$10,588	$43,401	$29,714

Average Shareholders' Equity	$551,792	$552,575	$524,825	$509,655	$485,869	$543,163	$474,278
Less: Average Preferred Stock	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)	(66,514)
Average Common Equity	485,278	486,061	458,311	443,141	419,355	476,649	407,764
Less: Effects of Average Intangible Assets	(18,361)	(18,588)	(18,816)	(19,042)	(19,274)	(18,587)	(19,504)
Average Tangible Common Equity	$466,917	$467,473	$439,495	$424,099	$400,081	$458,062	$388,260
Return on Average Tangible Common Equity	11.91%	11.15%	15.13%	11.53%	10.50%	12.67%	10.23%

Adjusted Diluted Earnings Per Common Share
Net Income Available to Common Shareholders	$14,015	$12,993	$16,393	$12,320	$10,588	$43,401	$29,714

Add: Merger-related Expenses	—	—	—	346	530	—	1,635
Add: FHLB Advance Prepayment Penalty	—	—	982	—	—	982	—
Less: FHLB Advance Prepayment Income	—	—	—	—	—	—	(301)
Less: Gain on Sales of Securities	—	—	(7,251)	(80)	(59)	(7,251)	(534)
Total Adjustments	—	—	(6,269)	266	471	(6,269)	800
Less: Tax Impact of Adjustments	—	—	1,492	(59)	(110)	1,448	(189)
Adjusted Net Income Available to Common Shareholders	$14,015	$12,993	$11,616	$12,527	$10,949	$38,580	$30,325

Diluted Weighted Average Shares Outstanding	28,796,376	28,589,332	28,490,176	28,354,756	28,190,406	28,644,219	28,089,409
Adjusted Diluted Earnings Per Common Share	$0.49	$0.45	$0.41	$0.44	$0.39	$1.35	$1.08

Adjusted Return on Average Assets
Net Income	$15,028	$14,007	$17,406	$13,334	$11,601	$46,441	$32,754
Add: Total Adjustments	—	—	(6,269)	266	471	(6,269)	800
Less: Tax Impact of Adjustments	—	—	1,492	(59)	(110)	1,448	(189)
Adjusted Net Income	$15,028	$14,007	$12,629	$13,541	$11,962	$41,620	$33,365

Average Assets	$5,521,489	$5,317,215	$5,242,761	$5,438,555	$5,372,443	$5,361,509	$5,205,747
Adjusted Return on Average Assets	1.08%	1.06%	0.98%	0.99%	0.88%	1.04%	0.86%

Adjusted Return on Average Shareholders' Equity
Adjusted Net Income	$15,028	$14,007	$12,629	$13,541	$11,962	$41,620	$33,365

Average Shareholders' Equity	$551,792	$552,575	$524,825	$509,655	$485,869	$543,163	$474,278
Adjusted Return on Average Shareholders' Equity	10.81%	10.17%	9.76%	10.54%	9.77%	10.24%	9.41%

Adjusted Return on Average Tangible Common Equity
Adjusted Net Income Available to Common Shareholders	$14,015	$12,993	$11,616	$12,527	$10,949	$38,580	$30,325

Average Tangible Common Equity	$466,917	$467,473	$439,495	$424,099	$400,081	$458,062	$388,260
Adjusted Return on Average Tangible Common Equity	11.91%	11.15%	10.72%	11.72%	10.86%	11.26%	10.44%

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

The Company has entered into certain hedging transactions including fair value swaps and interest rate swaps and caps, which are designed to lessen elements of the Company’s interest rate exposure. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company utilizes cash flow hedges to manage interest rate exposure for the brokered deposit and wholesale borrowing portfolios. These cash flow hedges had a total notional amount of $443.0 million at September 30, 2026 and $388.0 million at December 31, 2025, respectively. Fair value hedge relationships mitigate the effects of changing interest rates on the fair values of fixed rate available for sale securities. The Company utilizes fair value hedges to manage fair value exposure for the U.S. treasury security, mortgage-backed security, and municipal security portfolios. These fair value hedges had a total notional amount of $116.5 million and $242.3 million at September 30, 2026 and December 31, 2025, respectively. In the event that interest rates do not change in the manner anticipated, such transactions may adversely affect the Company’s results of operations.

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

Potential changes to the Company’s net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2026 and December 31, 2025 are presented in the table below. The projections assume an immediate, parallel shift downward of the yield curve of 100, 200, 300, and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points.

(dollars in thousands)	September 30, 2026		December 31, 2025
Change (basis points)	Forecasted	Percentage	Forecasted	Percentage
in Interest Rates	Net Interest	Change	Net Interest	Change
(12-Month Projection)	Income	from Base	Income	from Base
+400	$166,791	(5.86)%	$156,625	(6.09)%
+300	170,024	(4.04)	159,606	(4.30)
+200	172,716	(2.52)	162,132	(2.79)
+100	175,349	(1.03)	164,454	(1.40)
0	177,174	—	166,785	—
−100	181,349	2.36	173,029	3.74
−200	191,552	8.12	182,394	9.36
−300	210,142	18.61	193,779	16.18
−400	232,165	31.04	199,357	19.53

The table above indicates that as of September 30, 2026, in the event of an immediate and sustained 400 basis point increase in interest rates, the Company would experience a 5.86% decrease in net interest income. In the event of an immediate 400 basis point decrease in interest rates, the Company would experience a 31.04% increase in net interest income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as that term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2026, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The following table presents stock purchases made during the third quarter of 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2026	18,089	$20.70	—	$12,388,743
August 1 - 31, 2026	17,206	21.07	—	12,388,743
September 1 - 30, 2026	—	—	—	12,388,743
Total	35,295	$20.88	—	$12,388,743
(1)	The total number of shares repurchased during the periods indicated includes shares repurchased as part of the Company’s stock repurchase program and shares withheld for income tax purposes in connection with vesting of restricted stock and stock options. The shares were purchased or otherwise valued at the closing price of the Company’s common stock on the date of purchase and/or withholding.

(2)	On August 17, 2022, the Company’s board of directors approved the 2022 Stock Repurchase Program, which authorizes the Company to repurchase up to $25.0 million of its common stock, subject to certain limitations and conditions. On August 25, 2026, the Company’s board of directors extended the expiration date of the 2022 Stock Repurchase Program from August 26, 2026 to August 25, 2027. The 2022 Stock Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description
3.1	Third Amended and Restated Articles of Incorporation of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on April 27, 2023)
3.2	Second Amended and Restated Bylaws of Bridgewater Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 on Form 8-K filed on April 27, 2023)
3.3	Statement of Designation of 5.875% Non-Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.1 on Form 8-K filed on August 17, 2021)
10.1	Fifth Amendment to Loan and Security Agreement, dated as of September 1, 2026, by and between Bridgewater Bancshares, Inc., as Borrower, and ServisFirst Bank, as Lender.
10.2	Amended and Restated Revolving Note, dated as of September 1, 2026, made by Bridgewater Bancshares, Inc., as Borrower, to and in favor of ServisFirst Bank, as Lender.
31.1	Certification of the Chief Executive Officer required, by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page for Bridgewater Bancshares, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2026 formatted in inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridgewater Bancshares, Inc.

Date: October 29, 2026	By:	/s/ Jerry J. Baack
	Name:	Jerry J. Baack
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2026	By:	/s/ Joe M. Chybowski
	Name:	Joe M. Chybowski
	Title:	President and Chief Financial Officer (Principal Financial Officer)